Form 10-K
period 1998-05-31
TLC LASER CENTER INC
filed 1998-08-31
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998
                         COMMISSION FILE NUMBER: 0-29302

                            TLC THE LASER CENTER INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Ontario, Canada                           980151150
       (State or jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization

    5600 Explorer Drive, Suite 301                     L4W 4Y2
         Mississauga, Ontario                         (Zip Code)
    (Address of principal executive
               offices)

Registrant's telephone, including area code         (905) 602-2020

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

            None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

            Common Shares, No Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of August 19, 1998, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately $355 million.

      As of August 19, 1998, there were 33,721,132 of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Company's 1998 annual shareholder's meeting (incorporated in Part III to the extent provided in Items 10, 11, 12, and 13).

TLC THE LASER CENTER INC.

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward-looking statements within the meaning of Section 27A of the U.S. Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Risk Factors" section of Item 1 "Business" for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" or "TLC" shall mean TLC The Laser Center Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-K to a particular fiscal year shall mean the 12 months ended on May 31 in that year. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission

                                     PART I

ITEM 1. BUSINESS

Overview

      The Company owns and manages eyecare centers throughout North America and, together with its network of eyecare providers, specializes in laser vision correction to correct common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company is the largest provider of laser vision correction services in North America, where it has developed regional networks of over 7,000 doctors who treat patients who have eye care procedures at both refractive centers for laser vision correction and secondary care centers for advanced eye care, which may include surgery. Since commencing operations in September 1993, TLC has opened or acquired 45 refractive centers (including one with secondary care operations) and 17 secondary care centers in the United States and Canada.

      On April 9, 1998, the Company acquired approximately 97% of the issued and outstanding shares of BeaconEye Inc. ("BeaconEye") in exchange for 842,980 of the Company's Common Shares ("Common Shares"). On May 27, 1998, the Company completed its acquisition of the remaining issued and outstanding shares of BeaconEye (bringing the Company's ownership to 100%) in exchange for an additional 29,312 Common Shares. The Common Shares issued were valued at approximately $11.7 million, plus TLC assumed obligations and restructuring costs for a total purchase price of approximately $16.3 million. BeaconEye owns and manages 11 refractive centers, including nine centers in the United States and two centers in Canada. As a result of this acquisition, the number of TLC centers has increased to a total of 45 refractive laser centers and 17 secondary care centers operating in 25 states and provinces throughout the United States and Canada.

TLC THE LASER CENTER INC.

Industry Background

Refractive Disorders

      The primary function of the human eye is to focus light. The eye works much like a camera; light rays enter the eye through the cornea, which provides most of the focusing power. Light then travels through the lens where it is fine-tuned to focus properly on the retina. The retina, located at the back of the eye, acts like the film in the camera, changing light into electric impulses that are carried by the optic nerve to the brain. To see clearly, light must be focused precisely on the retina. Refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism, result from an inability of the cornea and the lens to focus images on the retina properly. The amount of refraction required to properly focus images depends on the curvature of the cornea and the size of the eye. If the curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image.

Surgical Procedures

      Refractive disorders have historically been treated primarily by eyeglasses or contact lenses. Increasingly, they are being treated by surgical techniques, the most common of which in the United States, prior to the excimer laser being approved for sale for laser vision correction, was Radial Keratotomy ("RK"). RK is a surgical procedure first performed in the 1970s, that corrects myopia by altering the shape of the cornea. This is accomplished by placing incisions in a "radial" pattern along the outer portion of the cornea using a hand-held diamond-tipped blade. These very fine incisions are designed to help flatten the curvature of the cornea, thereby allowing light rays entering the eye to properly focus on the retina. The incisions penetrate 90% of the depth of the cornea. Because RK involves incisions into the corneal tissue, it may weaken the structure of the cornea, which can have adverse consequences following traumatic injury. RK also produces incisional scarring, and may cause fluctuation of vision and progressive farsightedness. Industry sources estimate that in 1994 over 200,000 RK procedures were performed in the United States. A variation of RK, Astigmatic Keratotomy, is used to correct astigmatism.

Laser Vision Correction

      Excimer laser technology was developed by International Business Machines Corporation in 1976, and has been used in the computer industry for many years to etch sophisticated computer chips. Excimer lasers have the desirable qualities of producing very precise ablation without affecting the area outside of the target zone. In 1981, it was shown that the excimer laser could ablate corneal tissue. Each pulse of the excimer laser can remove 0.25 microns of tissue in 12 billionths of a second. The first laser experiment on human eyes was performed in 1985 and the first human eye was treated with the excimer laser in the United States in 1988.

      Excimer laser procedures are designed to reshape the outer layers of the cornea to correct vision disorders by changing the curvature of the cornea. There are currently two procedures that use the excimer laser to correct vision disorders: Photorefractive Keratectomy ("PRK") and Laser

TLC THE LASER CENTER INC.

In-Situ Keratomileusis ("LASIK"). In the case of both PRK and LASIK, prior to the procedure, the doctor makes an assessment of the exact correction required and programs the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. Both PRK and LASIK are performed on an outpatient basis without general anesthesia, using only topical anesthetic eye drops. An eyelid holder is inserted to prevent blinking while the eye drops eliminate the reflex to blink. The patient reclines in a chair, his or her eye focused on a fixation target, and the surgeon positions the patient's cornea for the procedure. The surgeon uses a foot pedal to apply the excimer laser beam, which emits a rapid succession of excimer laser pulses. The typical procedure takes 10 to 15 minutes, from set-up to completion, with the length of time of the actual excimer laser treatment lasting 15 to 90 seconds.

      In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval ("PMA") from the United States Food and Drug Administration (the "FDA"). The initial PMA approval for the sale of the Summit Technology Inc. ("Summit") laser for the treatment of myopia was granted by the FDA in 1995. The FDA has granted subsequent approvals for the sale of the VISX Incorporated ("VISX") excimer laser for the treatment of myopia and astigmatism and for the sale of the Summit excimer laser for the treatment of astigmatism. Excimer lasers are currently in clinical trials for the treatment of hyperopia. In Canada, neither the sale nor the use of excimer lasers to perform refractive surgery is currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Company expects that future sales of any new excimer laser models in Canada may require the approval of the Health Protection Branch of Health Canada ("HPB").

      The FDA has only approved the Summit and VISX excimer lasers for PRK procedures. LASIK came into commercial use in Canada in 1994 and, while to date the Summit and VISX excimer lasers have not been approved in the United States for LASIK procedures, surgeons in the United States have performed LASIK since 1996 using their discretion as a practice of medicine matter. FDA regulations require the laser to be approved, not the procedure. The FDA has stated that it considers the decision by doctors to use the excimer laser for simultaneous bilateral treatment or LASIK to be a practice of medicine decision, which the FDA is not authorized to regulate. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure not specifically approved by the FDA if that doctor determines that it is in the best interest of the patient. In addition, on August 3, 1998, the FDA approved the commercial sale and use of an excimer laser for LASIK procedures. The rights to commercially produce and distribute such laser are owned by LaserSight Incorporated ("LaserSight"). Currently, the majority of laser vision correction procedures being performed in the United States and Canada are LASIK. See "Item 1 - Business -- Potential Side Effects and Long Term Results of Laser Vision Correction" and "--Government Regulation-Regulation of Health Care Industry - United States - U.S. Food and Drug Administration."

TLC THE LASER CENTER INC.

Photorefractive Keratectomy

      With PRK, no scalpels are used and no incisions are made. The surgeon prepares the eye by gently removing the surface layer of the cornea called the epithelium. The surgeon then applies the excimer laser beam, reshaping the curvature of the cornea. Deeper cell layers remain virtually untouched. Since a layer typically about as slender as a human hair is removed, the cornea maintains its original strength. A contact lens bandage is then placed on the eye to protect it. Following PRK, a patient typically experiences blurred vision and discomfort until the epithelium heals. A patient usually experiences a substantial improvement in clarity of vision within a few days following PRK, normally seeing well enough to drive a car within one to two weeks. However, it generally takes one month, but may take up to six months, for the full benefit of PRK to be realized.

      PRK has been used commercially since 1988 and industry sources estimate that to date over one million PRK procedures have been performed worldwide. Clinical trials conducted by Summit prior to receiving FDA approval for the sale of its excimer laser showed that one year after the PRK procedure, approximately 81% of the patients could see 20/20 or better and approximately 99% could see 20/40 or better (the minimum level required to drive without corrective lenses in most states). Clinical data submitted to the FDA by Summit has shown that patient satisfaction is very high with over 95% indicating they would enthusiastically recommend PRK to a friend. In addition, a study published in the February, 1998 issue of Ophthalmology reported the results of 83 patients in the United Kingdom who underwent PRK for myopia of up to 7 diopters in 1989. The study found that the patients experienced stable vision and the majority of patients experienced no side effects. No complications were observed such as cataracts, retinal detachment or long term, elevated intraocular pressure and no patients developed an infection.

Laser In-Situ Keratomileusis

      LASIK came into commercial use in Canada in 1994 and in the United States in 1996. In LASIK, an automated microsurgical instrument called a microkeratome is used to create a thin corneal flap which remains hinged to the eye. The corneal flap is 160 to 180 microns thick, about 30% of the corneal thickness. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The corneal flap is then laid back and excimer laser pulses are applied to the inner stromal layers of the cornea to treat the eye with the patient's prescription. The corneal flap is then closed and the flap and interface rinsed. Once the procedure is completed, most surgeons wait two to three minutes to ensure the corneal flap has fully re-adhered. At this point, patients can blink normally and the corneal flap remains secured in position by the natural suction within the cornea. Since the surface layer of the cornea remains intact with LASIK, no bandage contact lens is required and the patient experiences virtually no discomfort. LASIK has the advantage of more rapid recovery than PRK, with most typical patients seeing well enough to drive a car the next day and healing completely within one to three months. Currently, the majority of laser vision correction procedures in the United States and Canada are LASIK.

      More than 80% of the excimer laser procedures currently performed at the Company's refractive centers are LASIK. The Company's medical directors believe LASIK generally allows

TLC THE LASER CENTER INC.

for more precise correction than PRK for higher levels of myopia and hyperopia (with or without astigmatism), greater predictability of results and decreased probability of regression.

Potential Side Effects and Long Term Results of Laser Vision Correction

      Concerns with respect to the safety and efficacy of laser vision correction include predictability and stability of results and potential complications or side effects, including the following: post-operative pain; corneal haze during healing (an increase in light-scattering properties of the cornea); glare/halos (disturbed night vision); decrease in contrast sensitivity (reduced visual quality or sharpness); temporary increases in intraocular pressure in reaction to post-procedure medication; modest fluctuations in astigmatism and modest decreases in best corrected vision (i.e., with eyeglasses); loss of fixation during the procedure; unintended over- or under-correction; instability, reversion or regression of effect; corneal scars (blemishing marks left on the cornea); corneal ulcers (inflammatory lesions resulting in loss of corneal tissue); and corneal healing disorders (compromised or weakened immune system or connective tissue disease which causes poor healing). Laser vision correction may involve the removal of "Bowman's layer," an intermediate layer between the epithelium (outer corneal layer) and the stroma (middle corneal layer). Although several studies conducted to date have demonstrated no significant adverse reactions to excimer laser removal of Bowman's layer, it is unclear what effect this may have on the patient. Although recently released results of a study showed that the majority of patients experienced no serious side effects six years after laser vision correction using the PRK procedure, there can be no assurance that complications will not be identified in further long term follow-up studies. Any such complications or side effects may call into question the safety and effectiveness of laser vision correction, which in turn may negatively affect the approval by the FDA of the excimer laser for sale for laser vision correction and the market acceptance of such procedures and lead to product liability, malpractice or other claims against the Company. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

The Refractive Market

      While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, an industry source estimates that 145 million people in the United States currently use or need eyeglasses or contact lenses to correct refractive vision disorders. An industry source estimates that approximately 77 million people in the United States are myopic.

      Industry sources also estimate that in 1997, 215,000 laser vision correction procedures were performed in the United States, an increase of 105% from 105,000 procedures in 1996. If, each year, only two percent of the myopic population in the United States (estimated to be 1.5 million people) had the procedure on both eyes, then, based on current prices, the U.S. market would be more than $6 billion annually. If FDA approval is granted for the sale of excimer lasers for the treatment of hyperopia, then the potential U.S. market for laser vision correction could increase significantly. The Company believes that its profitability and growth will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. There can be no assurance that laser vision correction will be more widely accepted by

TLC THE LASER CENTER INC.

ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered by government insurers or other third party payors and, therefore, must be paid for by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long term follow-up data and the possibility of unknown side effects. There can be no assurance that long term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction could also adversely affect its acceptance whether or not the procedures are performed at TLC refractive centers. Market acceptance could also be affected by regulatory developments and by the ability of the Company and other participants in the laser vision correction market to train a broad population of ophthalmologists in performing the procedure. Acceptance of laser vision correction by ophthalmologists could also be affected by the cost of excimer laser systems. The failure of laser vision correction to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

TLC The Laser Center Inc.

      The Company owns and manages eyecare centers throughout North America and, together with its network of over 7,000 eyecare doctors, specializes in laser vision correction to correct common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company is the largest provider of laser vision correction services in North America. The Company also develops and manages regional networks of eye doctors who refer patients to refractive centers and secondary care centers.

      TLC was incorporated on May 23, 1993 and began operations in September 1993 when it opened the TLC Windsor refractive center. Since commencement of operations, TLC has opened or acquired 45 refractive centers (including two with secondary care operations) and 17 secondary care centers. Two refractive centers were opened in fiscal 1995, two centers were opened in fiscal 1996, and 22 refractive centers were opened or acquired in fiscal 1997 (one of which was closed). In fiscal 1998, TLC has opened or acquired eight refractive centers, in addition to the 11 refractive centers owned and managed by BeaconEye.

      On May 27, 1998, the Company completed its acquisition of all of the issued and outstanding shares of BeaconEye in exchange for 872,292 Common Shares valued at approximately $11.7 million, plus TLC assumed obligations and restructuring costs. BeaconEye owns and manages 11 refractive centers, including nine centers in the United States and two centers in Canada. See "Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

TLC THE LASER CENTER INC.

Expansion Plans

Overview

      The Company is pursuing a strategy designed to expand its position as the leader in the North American market for laser vision correction. The major focus of the Company's expansion strategy is the United States, where the Company continues to position itself to take advantage of the growing market for laser vision correction. The Company has a four-part strategy: (i) continued development of local doctor relationships through its co-management model; (ii) increased market penetration through internal development and strategic acquisition of refractive centers; (iii) further acquisitions of secondary care centers to support the core refractive surgery business; and (iv) continued development of its managed care division and other strategic ancillary businesses and support programs.

Co-Management Model

      The Company has developed and implemented a co-management model under which it not only establishes and operates refractive centers and provides an array of related support services, but also develops provider networks of primary care doctors (usually optometrists), who provide pre- and post-operative care for patients, and refractive surgeons (ophthalmologists), who perform the laser vision correction procedure. The primary care doctors assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum of six follow-up visits to monitor healing and vision improvement. In addition, each TLC center has an optometrist on staff who works in an administrative capacity to manage operations at the center and to support and expand the network of affiliated doctors. The staff optometrist provides a range of clinical training and other services to affiliated primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Item 1 - Business - Government Regulation Regulation of Optometrists and Ophthalmologists."

      The Company believes that its relationship with its more than 7,000 affiliated doctors represents an important competitive strength. This network represents more than 20% of the licensed practicing optometrists in the United States. The Company believes that its affiliated doctor network is the largest such network in the laser vision correction field in North America.

Increased Market Penetration

      The second component of the Company's expansion strategy is the growth of its core refractive surgery business. TLC plans to grow in the laser vision correction business in three ways: by building new centers, by acquiring existing centers and by acquiring other laser vision correction companies that have multiple centers. The TLC senior executive team regularly examines acquisition and development opportunities in the refractive market. On February 10, 1997, the Company acquired 99.9% of the shares of 20/20 Laser Centers, Inc., a company managing nine refractive centers located in Florida, Maryland, New Jersey, New York, Pennsylvania and Virginia, for a purchase price of approximately 21.7 million, paid in Common Shares. On May 27, 1998, the Company completed its acquisition of all of the outstanding shares

TLC THE LASER CENTER INC.

of BeaconEye which operates 11 refractive centers, including nine in the United States and two in Canada. See "Item 1 Business - Expansion Plans --Risk of Inability to Execute Acquisition Strategy; Management of Growth."

Acquisition of Additional Secondary Care Centers

      The third component of the Company's expansion strategy is the acquisition of secondary care centers in U.S. cities where it manages refractive centers and has established a network of affiliated doctors. Secondary care centers are equipped to provide advanced levels of eyecare and the Company believes that their development improves TLC's competitive position. The Company believes additional secondary care centers will allow the Company to: (i) increase the number of laser vision correction procedures performed at TLC refractive centers; (ii) enlarge and strengthen the existing TLC provider network of co-managing doctors; (iii) secure long term relationships with highly skilled surgeons; and (iv) capitalize on the existing network of TLC doctors to expand the business of acquired secondary care centers. The TLC senior executive team regularly examines acquisition opportunities in the secondary care center market. See "Item 1 - Business -Expansion Plans -- Risk of Inability to Execute Acquisition Strategy; Management of Growth."

 Strategic Ancillary Businesses and Support Programs

      The final component of the Company's strategy is to develop strategic ancillary businesses and support programs. The Company has developed a managed care division for eyecare services, Partner Provider Health, Inc. ("PPH"), and other strategic ancillary businesses and programs such as the Eyecare Network and The Vision Source Inc. to support its core refractive surgery business.

Risk of Inability to Execute Acquisition Strategy; Management of Growth

      The Company's growth strategy is dependent on increasing the number of TLC refractive and secondary care centers through strategic acquisitions. The addition of new centers can be expected to present challenges to management, including the integration of new operations, technologies and personnel, and special risks, including unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on operating results resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and increased costs resulting from difficulties related to the integration of the acquired businesses. The future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, if at all, or successfully integrate acquired businesses into its operations. The Company's past and possible future acquisitions, including the acquisition of BeaconEye, may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected.

TLC THE LASER CENTER INC.

      There can be no assurance that the Company will have adequate resources to finance acquisitions. Failure by the Company to successfully implement its acquisition strategy and integrate and operate the acquired businesses efficiently would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business Expansion Plans -- Future Capital Requirements; Uncertainty of Additional Funding" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Future Capital Requirements; Uncertainty of Additional Funding

      It is not possible to predict with certainty the timing or the amount of future capital requirements. However, the Company may require significant additional funding to expand in the future. Such additional funding may be raised through additional public or private equity or debt financings or other sources and will, if obtained by way of subsequent equity financing, result in dilution to the holders of the Common Shares. There can be no assurance that the Company's operations, expansion plans or capital requirements will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can achieve profitable operations. The Company's capital needs depend on many factors, including the rate and cost of acquisitions of businesses, equipment and other assets, the rate of opening new centers or expanding existing centers, market acceptance of laser vision correction and actions by competitors. Further, additional funding may not be available on terms satisfactory to the Company, if at all. If adequate funds are not available, the Company may be required to cut back or abandon its expansion plans and curtail operations significantly, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

 Description of Refractive Centers

      A typical TLC refractive center has between four and five thousand square feet of space and is located in an office building. Although the legal and payment structures can vary from state to state depending upon local law and market conditions, TLC generally receives revenues in the form of management and facility fees paid by doctors who use the center to perform laser vision correction procedures and administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Every TLC center has a director, who is an optometrist and oversees the administrative aspects of the clinical operations of the center and builds and supports the co-management provider network. Each center also has a business manager, a receptionist, ophthalmic technicians and patient consultants (who answer patients' questions). The number of staff depends on the activity level of the center. Most TLC centers also have a professional relations coordinator who works with the clinical director to support the doctor network and market TLC's services. One senior staff person is designated as the executive director of the center and prepares the annual strategic plan and supervises the day-to-day operations of the center. See Item 2 for a listing of each TLC refractive center.

      The Company's average cost to open a refractive center in the United States has been $1.3 million. It is intended that the cost to open new centers will be funded through equipment financing which the Company currently has available to it and funds available for general

TLC THE LASER CENTER INC.

corporate purposes. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Generally, the Company expects that a TLC refractive center will become profitable after it has completed approximately 18 months of operation.

Description of Secondary Care Centers

      A secondary care center is equipped for doctors to provide advanced levels of eye care, which may include eye surgery, for the treatment of disorders such as glaucoma, cataracts and retinal disorders. Generally, a secondary care center does not provide primary eye care, such as eye examinations, or dispense eyewear or contact lenses.

      The Company manages 17 secondary care centers in the United States (including two that are also refractive centers). See Item 2 for a listing of each TLC secondary care center.

      The Company generally purchases certain assets of secondary care practices, such as medical equipment, furniture and fixtures, as well as acquiring the leasehold for the office space. The Company also enters into a long term practice management agreement with the doctors whereby the Company agrees to manage their practice, including providing administrative services and support staff, and providing the facilities for the secondary care centers, in exchange for management fees.

      The Company's revenues from managing secondary care centers is derived from management fees paid by doctors; however, the primary source of those funds is the fees paid to doctors by or on behalf of patients. Government and private third-party payors are seeking to contain health care costs by imposing lower reimbursement and lower utilization rates and negotiating reduced payment schedules with providers of vision care, including care provided at secondary care centers. Rates paid by many private third-party payors, including those that provide Medicare supplemental insurance, are based on the doctor's and center's usual and customary charges, which are generally higher than Medicare payment rates. A decrease in the number of privately insured patients treated at the Company's secondary care centers or a further reduction in reimbursement rates or in payments to doctors could cause the revenues of such centers to decrease and have a material adverse effect on the Company's business, financial condition and results of operations, and there can be no assurance that the Company's revenues from its secondary care centers will be sufficient to achieve or maintain profitability.

Ownership of Refractive and Secondary Care Centers

      The majority of TLC's refractive centers are operated by wholly-owned subsidiaries of the Company, with minority interests in 10 centers, typically owned by affiliated doctors or other health care providers. TLC intends to maintain majority voting control and control of the board of directors of all subsidiaries owning refractive centers.

      The Company, in most cases through majority-owned subsidiaries, manages doctors' practices at secondary care centers and provides doctors with administrative services, support staff and facilities in exchange for management fees. In most cases, doctors practicing in the secondary care centers hold minority interests in the subsidiaries. In addition, the Company has minority interests in other managed secondary care centers.

TLC THE LASER CENTER INC.

Sales and Marketing

      While the Company believes that many myopic and hyperopic people are potential candidates for laser vision correction, these procedures must compete with corrective eyewear, RK and other surgical and non-surgical treatments for myopia and hyperopia. The decision to have laser vision correction largely represents a choice dictated by an individual's desire to reduce or eliminate their reliance on eyeglasses or contact lenses.

      Since the majority of the Company's patients are referred by affiliated doctors, a large part of the Company's marketing resources are devoted to marketing programs with affiliated doctors, the goal of which is to encourage the use of TLC centers. The Company believes that the most effective way to market to doctors is to be perceived as the leading provider of quality facility and management services and as the network with the leading doctors in laser vision correction. To this end, the Company strives to be the leader in clinical and training programs, to educate doctors on laser vision correction and to remain current with new procedures and techniques. See "Item 1 - Business - Strategic Ancillary Businesses and Support Programs Support Programs." The Company also promotes its services to doctors in Canada and the United States through conferences, advertisements in journals, direct marketing, its Web site and newsletters. The Company provides a limited amount of marketing directly to members of the public through radio and print advertisements, videos, brochures and seminars.

Surgeon Contracts

      In each area where TLC operates, TLC forms a network of eye doctors (mostly optometrists) who perform the pre-operative and post-operative care for patients who have laser vision correction. Those doctors then "co-manage" their patients with TLC surgeons, which means that the surgeon performs the laser vision correction procedure itself, while the optometrist performs the pre-operative screening and post-operative care. In most states, co-management doctors have the option of charging the patient directly for their services or having TLC collect the fees, which amount to approximately 20% of the total procedure fee, on their behalf.

      Most surgeons performing excimer laser procedures at TLC refractive centers do so under one of three types of standard agreements (which have been modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other refractive center within a specified area. See "Item 1 - Business -Competition - Laser Vision Correction." However, although surgeons performing laser vision correction at the Company's refractive centers have agreed to certain restrictions on competing with, or soliciting doctors associated with, the Company, there can be no assurance that such agreements will be enforceable. See "Item 3 - Legal Proceedings."

      Surgeons must meet the credentialing requirements of the FDA and the TLC refractive center in which they perform procedures and must complete training provided by the Company unless the Company is otherwise satisfied that the surgeon has been properly trained. Surgeons are responsible for maintaining appropriate malpractice insurance and most agree to indemnify the Company and its affiliates for any losses incurred as a result of the surgeon's negligence or malpractice. See "Item 1 - Business - Potential Liability and Insurance."

TLC THE LASER CENTER INC.

      Most states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometric services on the Company's behalf. Because the Company does not practice medicine or optometry, its activities are limited to owning and managing refractive centers and secondary care centers and affiliating with other health care providers. Affiliated doctors provide a significant source of patients for the Company. Accordingly, the success of the Company's operations depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions, ophthalmologists and optometrists, to render surgical and other professional services at facilities owned or managed by the Company. There can be no assurance that the Company will be able to enter into agreements with doctors or other health care providers on satisfactory terms or that such agreements will be profitable to the Company. Failure to enter into or maintain such agreements with a sufficient number of qualified doctors will have a material adverse effect on the Company's business, financial condition and results of operations.

Strategic Ancillary Businesses and Support Programs

      The Company is pursuing other businesses with the primary objective of supporting the core laser vision correction business.

Managed Care

      The Company has established PPH, a managed care subsidiary for eyecare services, with the goal of strengthening the doctor network and supporting affiliated doctors. In addition, the Company believes that because of the economies of scale that it expects to develop through its refractive and secondary care centers and the geographic area that it expects will be covered by the TLC network of affiliated doctors, the Company will be in an improved competitive position to obtain managed care contracts with HMOs, insurance companies, employer groups and other private third party payors.

      The goal of PPH is to implement a business model whereby eyecare providers collaborate in building successful managed care businesses. PPH develops local practice associations called VisionMeds, which are intended to expand the market share of affiliated eye care providers through successful contracting for the complete range of managed eye care products. TLC secondary care centers as well as TLC affiliated optometrists are expected to be the immediate beneficiaries of market share growth in managed care contracting by PPH.

      PPH is expected to receive fees from payors for performing certain management services. PPH was established during fiscal 1997 and that year had losses of $1.1 million, which included costs incurred prior to the commencement of commercial operations.

 Information Technology

      The TLC network of centers and affiliated doctors are being linked by information technology systems through (i) an on-line communication network;
(ii) practice management software; and (iii) the Internet. The information technology systems are designed to support TLC's network of affiliated doctors.

      On-line Communication Network: The Eye Care Network is an on-line communication system designed to link affiliated doctors with the Company, each other and suppliers. The Company believes that the Eye Care Network will be a significant component of services provided to its network doctors.

TLC THE LASER CENTER INC.

      Practice Management Software: TLC's practice management software is designed to facilitate the financial reporting process, including practice management, cost analysis and patient outcomes.

      Internet: TLC's Web sites at www.lasercenter.com and www.lzr.com provide a directory of TLC eyecare providers, contain questions and answers about laser vision correction and provide TLC network information for local doctors.

Other Businesses

      In July, 1997, TLC acquired The Vision Source, Inc., a corporation administered by practicing optometrists that provides marketing, management and buying power to independently owned and operated optometric franchises in the United States. The Company believes that The Vision Source, Inc. will also be an important component of the co-management model.

      The Company believes that its management and marketing skills may potentially be applicable to a variety of health care services provided by the private sector and that the Company's infrastructure and systems may offer the opportunity to realize synergies. Toward that end, from time to time, the Company has explored new ventures which may provide opportunities for growth and profitability in the future. One such venture, in cosmetic laser surgery, was recently established in Detroit, Michigan in partnership with a local doctor. Should such ventures prove to be successful, the Company may expand the ventures to other markets.

Support Programs

        National Advisory Council

      The Company's Advisory Council is comprised of doctors that represent the geographic centers in which TLC currently manages or intends to manage a refractive center. By providing regional representation, the Advisory Council serves as a channel of communication to local doctors. The Advisory Council advises the Company from time to time on a broad range of clinical and strategic issues, and its feedback is incorporated into the Company's strategic development.

      Training

      The Company conducts a comprehensive training program under the supervision of Dr. Jeffery Machat or Dr. Steven Slade. Dr. Machat and Dr. Slade are the Co-National Medical Directors of TLC, and both are prominent ophthalmologists and experts in the field of laser vision correction. Both have been working with excimer lasers since 1990 and have lectured and trained surgeons in North America, South America, Europe, South Africa, Australia and Asia. The Company believes that Dr. Slade was the first surgeon to perform LASIK in the United States and Dr. Machat was the first surgeon to perform LASIK in Canada. In addition, Dr. Machat and Dr. Slade are qualified by Chiron Vision Corporation ("Chiron") to certify surgeons to perform LASIK procedures using Chiron excimer lasers.

TLC THE LASER CENTER INC.

      Education

      The Company believes that ophthalmologists, optometrists and other eye care professionals who provide laser vision correction services are a valuable resource in increasing general awareness and acceptance of the procedures among potential patients and in promoting the Company as a service provider. The Company seeks to be perceived by eye care professionals as the leader in the field of laser vision correction. One way in which it hopes to achieve this objective is by participating in the education and training of ophthalmologists and optometrists in Canada and the United States. In the last three years, the Company has devoted approximately $300,000 to educational initiatives. Most of this expenditure is attributable to educational programs for eye care professionals conducted through the TLC Continuing Education Foundation (the "Foundation").

      The Company established the Foundation in November 1994 to provide educational programs to doctors in all aspects of clinical study, primarily in conjunction with a number of major optometry schools in the United States. In addition, TLC has an education and training relationship with the University of Waterloo, the only English language optometry school in Canada.

Equipment and Capital Financing

      Manufacturers of excimer lasers include VISX and Summit, which both have excimer lasers approved by the FDA for sale for the treatment of myopia and astigmatism. The excimer laser of Autonomous Technologies Corporation has been recommended for FDA approval for sale for the treatment of myopia by the FDA Ophthalmic Devices Advisory Panel, and Chiron is expected to present data to the FDA for approval of its excimer laser for sale for the treatment of myopia. In addition, on August 3, 1998, the FDA approved the commercial sale of an excimer laser for the LASIK procedure. The rights to commercially produce and distribute such laser are owned by LaserSight. The FDA also has accepted a pre-market approval application from LaserSight for its development of a scanning laser so that clinical trials may begin for such laser.

      In the United States, most of the Company's excimer lasers are manufactured by VISX with a small percentage manufactured by Summit. In Canada, the majority of the Company's excimer lasers are manufactured by Chiron. Although there can be no assurance, the Company believes that based on the number of existing manufacturers, the current inventory levels of those manufacturers and the number of suitable, previously owned, FDA approved lasers available for sale in the market, the supply of excimer lasers is more than adequate for the Company's future operations and expansion plans.

      A new excimer laser costs approximately $500,000. The Company acquires excimer lasers and other equipment used at its centers under capital lease arrangements, which typically have a term of five years. As available technology improves and additional procedures are approved by the FDA, the Company expects to upgrade the capabilities of its lasers. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      Excimer lasers require periodic servicing, generally after 300 procedures. As manufacturers' warranties expire, the Company typically enters into service contracts with manufacturers.

TLC THE LASER CENTER INC.

      When excimer laser procedures are performed in TLC's centers in the United States, the Company is required to pay the manufacturer of the excimer laser a license royalty fee. There can be no assurance that payments made to VISX or Summit in the United States will preclude a patent dispute with either VISX or Summit with respect to technology or activities purported to be covered by the relevant patents or that the Company's equipment or methods will not infringe patents held by other parties. See "Item 1 - Business -Intellectual Property/Proprietary Technology."

Potential Liability and Insurance

      The provision of medical services entails an inherent risk of potential malpractice and other similar claims. Although patients at the Company's centers execute informed consent statements prior to any procedure performed by doctors at the Company's refractive centers and secondary care centers, there can be no assurance that such consents will provide adequate liability protection. In addition, although the Company does not engage in the practice of medicine or have responsibility for compliance with certain regulatory and other requirements directly applicable to doctors and doctor groups, there can be no assurance that claims, suits or complaints relating to services provided at the Company's refractive centers or secondary care centers will not be asserted against the Company in the future. The Company currently maintains malpractice insurance coverage that it believes is adequate both as to risks and amounts. Such insurance extends to professional liability claims that may be asserted against employees of the Company that work on site at the refractive centers or secondary care centers. In addition, the doctors who provide medical services at the Company's refractive centers and secondary care centers are required to maintain comprehensive professional liability insurance, although there can be no assurance that any such insurance will be adequate to satisfy claims or that insurance maintained by the doctors will protect the Company.

      The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company. An increase in the future cost of such insurance to the Company and the doctors who provide medical services at the refractive centers and secondary care centers may have a material adverse effect on the Company's business, financial condition and results of operations. Successful malpractice or other claims asserted against any of the doctors who provide medical services or the Company that exceed applicable policy limits or are not covered by policy terms could have a material adverse effect on the Company's business, financial condition and results of operations. Although the doctors providing medical services at the refractive centers and secondary care centers are required to carry malpractice insurance and while most have agreed to indemnify the Company against certain malpractice and other claims, there can be no assurance that such indemnification is enforceable or, if enforced, that it will be sufficient.

      The excimer laser system utilizes certain poisonous gases which if not properly contained could result in bodily injury. Any such occurrence could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the use of excimer laser systems may give rise to claims by patients, doctors, technicians or others against the Company resulting from laser-related injuries, which may not become evident for a number of years. While the Company believes that any claims alleging defects in its excimer laser systems would be covered by the manufacturers' product liability insurance, there can be no assurance that the Company's excimer laser manufacturers will continue to carry product liability insurance or

TLC THE LASER CENTER INC.

that any such insurance will be adequate to protect the Company. The Company may not have adequate insurance for any liabilities arising from injuries caused by poisonous gases or laser equipment.

      There can be no assurance that adequate insurance will continue to be available, either at existing or increased levels of coverage on commercially reasonable terms, if at all, for the Company's existing and future operations and centers, or that the Company's existing insurance will be adequate to cover any future claims that may be made. The unavailability of adequate insurance at acceptable rates could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if a claim against the Company is covered by insurance, the cost of defending the action and/or the assessment of damages in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

Refractive Centers

      Laser vision correction is subject to intense competition. The Company competes with other entities, including hospitals, individual ophthalmologists, other laser centers and certain manufacturers of excimer laser equipment, in offering laser vision correction. The Company's laser centers compete on the basis of quality of service, reputation and price. The Company's refractive centers compete in two principal markets: (i) the consumer market for vision correction and (ii) the market for laser vision correction.

Consumer Market for Vision Correction

      Within the consumer market, excimer laser procedures performed by the Company's centers compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery including RK, and technologies currently under development such as corneal implants and intraocular implants and surgery with different types of lasers. In the foreseeable future, the Company believes that eyeglass and contact lens use will continue to be the most popular form of vision correction. It is likely that eyeglass and contact lens manufacturers, many of whom have greater marketing, financial and managerial resources and experience than the Company, will continue to develop, enhance and market their products to make them as attractive as possible to people with refractive vision disorders. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this variety of competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other manual surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.

TLC THE LASER CENTER INC.

Market for Laser Vision Correction

      Within the market for laser vision correction, the Company faces competition from other service providers. Although competitors in certain markets charge less for laser vision correction, the Company believes that the primary factors affecting competition in the laser vision correction market are quality of service, reputation and price and that competitiveness is enhanced by a strong network of participating doctors. TLC believes that industry experience to date both in Canada and the United Kingdom suggests that price has been a less important factor in the patient decision process. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. Competitors in some markets currently offer laser vision correction at prices considerably lower than TLC's prices. Market conditions may compel the Company to lower its prices to remain competitive in some markets. There can be no assurance that any reduction in prices charged will be compensated for by an increase in procedure volume or decreases in the Company's costs. A decrease in either the fees for procedures performed at TLC's refractive centers or in the number of procedures performed by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Other service providers include companies with operations similar to the Company, optometrists (whether individually, in groups or as retail chains), ophthalmologists, hospitals and managed-care entities which, in order to offer refractive surgery to existing patients, may purchase excimer lasers directly from a manufacturer. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, may also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing, financial and managerial resources and experience than the Company and may be able to offer laser vision correction at lower rates.

Further competition could develop if a significant decrease in the price of excimer laser systems were to occur, because the high price of excimer laser systems currently is a barrier to entry for many potential competitors, particularly individual ophthalmologists and ophthalmologists participating in group practices. A price decrease could occur under a variety of circumstances, including the increase in the availability of lasers following the failure of one or more of the participants in the U.S. laser vision correction market. Competition in the market for laser vision correction could increase if state laws were amended to permit optometrists (in addition to ophthalmologists) to perform laser vision correction. The Company competes in fragmented geographic markets and does not face any single dominant U.S. or Canadian national competitor. The Company's principal corporate competitors include LCA-Vision Inc., Laser Vision Centers, Inc., Physicians Resource Group, Inc., Clear Vision Laser Centers, Ltd., PrimeVision Health and Vision Twenty-One, Inc.

Secondary Care Centers

      The Company believes that the secondary care center market is in a period of consolidation as a result of the recent focus on cost-containment by HMOs, insurance companies and employer groups. To remain competitive in the changing medical service environment, doctors are increasingly affiliating with larger organizations which provide skilled and innovative management, negotiate contracts with payors on behalf of their enrollees and provide sophisticated information systems, greater capital resources and more efficient cost structures. The Company believes that small to mid-sized doctor groups and individual practices are at a

TLC THE LASER CENTER INC.

relative disadvantage in the changing eye care industry, as these smaller organizations typically lack the capital to expand, develop information systems, purchase new technologies and generate economies of scale nor do they usually have the ability to offer a variety of medical services, thus often reducing their competitive position relative to larger organizations.

      The Company believes that companies with established operating histories and greater resources than the Company may be pursuing the acquisition of secondary care centers. The Company's principal competitors in this area include Physicians Resource Group, Inc., PrimeVision Health and Omega Health Systems, Inc. Many hospitals, secondary care centers, health care companies, HMOs and insurance companies engage in activities similar to the activities of the Company's secondary care centers. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of, and provide management services to, secondary care centers on terms beneficial to the Company.

      TLC secondary care centers will compete with ophthalmologists, hospitals and other local eye care service providers as well as managed care organizations. The Company believes that changes in government and private reimbursement policies and other factors have resulted in increased competition for consumers of medical services. The Company believes that the cost, accessibility and quality of services provided are the principal factors that affect competition. There can be no assurance that the TLC secondary care centers will be able to compete effectively in the markets that they serve, which inability to compete could adversely affect the Company's business, financial condition and results of operations.

      Further, the TLC secondary care centers will compete with other providers for managed care contracts. The Company believes that trends toward managed care have resulted in increased competition for such contracts. There can be no assurance that the Company and the TLC secondary care centers will be able to successfully acquire sufficient managed care contracts to compete effectively in the markets they will serve, which inability to compete could adversely affect the Company's business, financial condition and results of operations. In addition, although doctors providing medical services at the Company's secondary care centers and certain other employees have agreed to certain restrictions on competing with, or soliciting doctors associated with, the Company, there can be no assurance that such agreements will be enforceable. See "Item 3 - Legal Proceedings."

Managed Care

      In the U.S. market for managed eye and vision care contracting, the Company competes principally with Vision Service Plan, a U.S. national eye care plan, and other regional market managed care plans: Davis Optical, Block Managed Vision Care and Eye Health Network of Omega Health Systems, Inc. In addition, physician practice management companies, such as EyePA Inc. (a subsidiary of Physicians Resource Group, Inc.), NovaMed Eyecare Management LLC, PrimeVision Health and Vision Twenty-One, Inc. have been formed to seek managed care contracts on behalf of their acquired ophthalmic practices and may compete with PPH. The Company believes that companies with established operating histories and greater financial, technical, marketing and other resources and experience than the Company may be seeking such

TLC THE LASER CENTER INC.

managed care contracts. To date, the Company has entered into only two managed care contracts. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter into the market, or that such competition will not make it more difficult for the Company to obtain managed care contracts on acceptable terms, if at all. See "Item 1 - Business - Risk Factors Competition - Managed Care."

Government Regulation

Excimer Laser Regulation

      United States

      Medical devices, such as the excimer lasers used in the Company's U.S. centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial sale in the United States until the FDA grants pre-market approval ("PMA") for the device.

      To obtain a PMA for a medical device, excimer laser manufacturers must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a PMA.

      In the United States, Summit and VISX are currently the only excimer laser manufacturers to have obtained a PMA for their respective excimer lasers to treat myopia and astigmatism using PRK. The Summit PMA, which was granted in October 1995, limits the sale of the excimer laser for use within a six millimeter ablation zone to correct mild to moderate myopia between -1.5 and -7.0 diopters, with astigmatism no greater than 1.5 diopters. In March 1996, VISX obtained FDA approval for sale of its excimer laser for PRK, subject to similar use limitations as those applicable to the Summit excimer laser; in April 1997, VISX received FDA approval for sale of its excimer laser for treatment of astigmatism using the PRK procedure; and in January 1998, VISX obtained approval for its excimer laser for treatment of myopia up to 12 diopters using the PRK procedure. On March 12, 1998, the FDA approved a Summit excimer laser for the treatment of astigmatism.

      The FDA Ophthalmic Devices Advisory Panel recommended in February 1998 that the FDA approve the excimer laser of Autonomous Technologies Corporation for sale for the treatment of myopia with up to 8 diopters of myopia and 4 diopters of astigmatism and Chiron, recently acquired by Bausch & Lomb Inc., is currently in clinical trials prior to seeking FDA approval for sale of its excimer laser for treatment of myopia. In addition, on August 3, 1998, the FDA approved the commercial sale of an excimer laser for the LASIK procedure. The rights to commercially produce and distribute such laser are owned by LaserSight. FDA approval has not been obtained by any manufacturer for sale of the excimer laser for treatment of hyperopia; however, clinical trials for hyperopia are ongoing.

      Use of the excimer laser to treat both eyes at the same time (simultaneous bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use by doctors of the excimer laser for simultaneous bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Many of the surgeons at TLC refractive centers perform simultaneous bilateral treatment as a practice of medicine matter. There can be no assurance that the FDA will not seek to challenge this practice in the future.

TLC THE LASER CENTER INC.

      Any excimer laser manufacturer which obtains PMA approval for use of its excimer lasers will continue to be subject to regulation by the FDA. Although the FDA does not regulate surgeons' use of excimer lasers, the FDA actively enforces regulations prohibiting marketing of products for non-indicated uses and conducts periodic inspections of manufacturers to determine compliance with good manufacturing practice regulations. Failure to comply with regulatory requirements, or any adverse regulatory action, including a reversal of the FDA's current position that the "off-label" use of excimer lasers by doctors outside the FDA approved guidelines is a practice of medicine decision, which the FDA is not authorized to regulate, could result in a limitation on or prohibition of the Company's use of excimer lasers which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

      The marketing and promotion of laser vision correction in the United States is subject to regulation by the FDA and the Federal Trade Commission ("FTC"). The FDA and FTC have released a joint communique on the requirements for marketing laser vision correction in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of laser vision correction and has been monitoring marketing activities in this area through a non-public inquiry to identify areas that may require further FTC attention.

      Canada

      The use of excimer lasers in Canada to perform refractive surgery is not subject to regulatory approval, and excimer lasers have been used to treat nearsightedness since June, 1990. However, HPB regulates the sale of devices, including excimer lasers used to perform procedures at the Company's Canadian refractive centers. The Company expects that future sales of any new excimer laser models in Canada may require approval of the HPB. Pursuant to the regulations prescribed under the Food and Drugs Act, the HPB may permit manufacturers or importers to sell a certain number of devices to perform procedures provided the devices are used in compliance with specified requirements for investigational testing. Permission to sell the device may be suspended or canceled where the HPB determines that its use endangers the health of patients or users or where the regulations have not been complied with. Devices may also be sold for use on a non-investigational basis where evidence available in Canada to the manufacturer or importer substantiates the benefits and performance characteristics claimed for the device. The HPB has conditionally approved the sale of the VISX excimer laser to perform procedures for mild to moderate nearsightedness and low level astigmatism on a non-investigational basis. The Company believes that the sale of the excimer lasers to its refractive centers, and their use at the centers, complies with HPB requirements. There can be no assurance that Canadian regulatory authorities will not impose restrictions which could have a material adverse effect on the Company's business, financial condition and results of operations.

Regulation of Optometrists and Ophthalmologists

      United States

      The Company and its operations are subject to extensive federal, state and local laws, rules and regulations, including those prohibiting corporations from practicing medicine and optometry, prohibiting unlawful rebates and division of fees, anti-kickback laws, fee-splitting laws, self-referral laws, laws limiting the manner in which prospective patients may be solicited, and professional licensing rules. Further, contractual arrangements with hospitals, surgery centers,

TLC THE LASER CENTER INC.

ophthalmologists and optometrists, among others, are extensively regulated by federal and state laws.

      Federal Law. A federal law (known as the "anti-kickback statute") prohibits the offer, solicitation, payment or receipt of any remuneration which is intended to induce, or is in return for, the referral of patients for, or the ordering of, items or services reimbursable by Medicare or any other federally financed health care program. This statute also prohibits remuneration intended to induce the purchasing of, or arranging for, or recommending the purchase or order of any item, good, facility or service for which payment may be made under federal health care programs. This statute has been applied to otherwise legitimate investment interests if one purpose of the offer to invest is to induce referrals from the investor. Safe harbor regulations provide absolute protection from prosecution for certain categories of relationships. In addition, a recent law broadens the government's anti-fraud and abuse enforcement responsibilities to include all health care delivery systems regardless of payor.

      Subject to certain exceptions, federal law also prohibits a physician from ordering or prescribing certain designated health services or items if the service or item is reimbursable by Medicare or Medicaid and is provided by an entity with which the physician has a financial relationship (including investment interests and compensation arrangements). This law, known as the "Stark Law," does not restrict a physician from ordering an item or service not reimbursable by Medicare or Medicaid or an item or service that does not fall within the categories designated in the law.

      Laser vision correction is not reimbursable by Medicare, Medicaid or other federal programs. As a result, neither the anti-kickback statute nor the Stark Law applies to the Company's refractive centers but the Company is subject to similar state laws.

      Doctors at the Company's secondary care centers provide services that are reimbursable under Medicare and Medicaid. Further, ophthalmologists and optometrists co-manage Medicare and Medicaid patients who receive services at the Company's secondary care centers. The co-management model is based, in part, upon the referral by an optometrist for surgical services performed by an ophthalmologist and the provision of pre- and post-operative services by the referring optometrist. The Office of the Inspector General, the government agency responsible for enforcing the anti-kickback statute, has stated publicly that to the extent there is an agreement between optometrists and ophthalmologists to refer back to each other, such an agreement could constitute a violation of the anti-kickback statute. The Company believes, however, that its co-management program does not violate the anti-kickback statute, as patients are given the choice whether to return to the referring optometrist or to stay with the ophthalmologist for post-operative care. Nevertheless, there can be no guarantee that the Office of the Inspector General will agree with the Company's analysis of the law. If the Company's co-management program were challenged as violating the anti-kickback statute and the Company were not successful in defending against such a challenge, then the result may be civil or criminal fines and penalties, including exclusion of the Company, the ophthalmologists, and the optometrists from the Medicare and Medicaid programs, or the requirement that the Company revise the structure of its co-management program or curtail its activities, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

TLC THE LASER CENTER INC.

      The provision of services covered by the Medicare and Medicaid programs in the Company's secondary care centers also triggers potential application of the Stark Law. The co-management model could establish a financial relationship, as defined in the Stark Law, between the ophthalmologist and the optometrist. Similarly, to the extent that the Company provides any designated health services, as defined in the statute, the Stark Law could be triggered as a result of any of the several financial relationships between the Company and ophthalmologists. Based on its current interpretation of the Stark Law as set forth in the proposed regulations published in January 1998, the Company believes that the referrals from ophthalmologists and optometrists either will be for services which are not designated health care services as defined in the statute or will be covered by an exception to the Stark Law. There can be no assurance, however, that the government will agree with the Company's position or that there will not be changes in the government's interpretation of the Stark Law. In such case, the Company may be subject to civil penalties as well as administrative exclusion and would likely be required to revise the structure of its legal arrangements or curtail its activities, any of which could have a material adverse effect on the Company's business, financial condition, and results of operation.

      State Law. In addition to the requirements described above, the regulatory requirements that the Company must satisfy to conduct its business will vary from state to state, and, accordingly, the manner of operation by the Company and the degree of control over the delivery of refractive surgery by the Company may differ among the states.

      A number of states have enacted laws which prohibit what is known as the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process from anyone who is not a licensed physician. Many states have similar restrictions in connection with the practice of optometry. Application of the corporate practice of medicine prohibition varies from state-to-state. Therefore, while some states may allow a business corporation to exercise significant management responsibilities over the day-to-day operation of a medical or optometric practice, other states may restrict or prohibit such activities. The Company believes that it has structured its relationship with physicians and optometrists in connection with the operation of refractive centers as well as in connection with its secondary care centers so that they conform to applicable corporate practice of medicine restrictions in all material respects. Nevertheless, there can be no assurance that, if challenged, those relationships may not be found to violate a particular state corporate practice of medicine prohibition. Such a finding may require the Company to revise the structure of its legal arrangements or curtail its activities, and this may have a material adverse effect on the Company's business, financial condition, and results of operations.

      Many states prohibit a physician from sharing or "splitting" fees with persons or entities not authorized to practice medicine. TLC's co-management model for refractive procedures presumes that a patient will make a single global payment to the laser center, which is a management entity acting on behalf of the ophthalmologist and optometrist to collect fees on their behalf. In turn, the ophthalmologist and optometrist pay facility and management fees to the laser center out of their patient fees collected. While the Company believes that such arrangements do not violate any such prohibitions in any material respects, there can be no assurance that one or more states will not interpret this structure as violating the state fee-splitting prohibition, thereby requiring the Company to change its procedures in connection with billing and collecting for services. Violation of state fee-splitting prohibitions may subject the ophthalmologists and

TLC THE LASER CENTER INC.

optometrists to sanctions, and may result in the Company incurring legal fees, as well as being subjected to fines or other costs, and this could have a material adverse effect on the Company's business, financial condition, and results of operations.

      Just as in the case of the federal anti-kickback statute, while the Company believes that it is conforming with applicable state anti-kickback statutes in all material respects, there can be no assurance that each state will agree with the Company's position and would not challenge the Company. If the Company were not successful in defending against such a challenge, the result may be civil or criminal fines or penalties for the Company as well as the ophthalmologists and optometrists. Such a result would require the Company to revise the structure of its legal arrangements, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

      Similarly, just as in the case of the federal Stark Law, while the Company believes that it is operating in compliance with applicable state anti-self-referral laws in all material respects, there can be no assurance the each state will agree with the Company's position or that there will not be a change in the state's interpretation or enforcement of its own law. In such case, the Company may be subject to fines and penalties as well as other administrative sanctions and would likely be required to revise the structure of its legal arrangements. This could have a material adverse effect on the Company's business, financial condition and results of operations.

      Canada

      Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company. Certain of the Company's refractive centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. TLC expects that ophthalmologists and optometrists affiliated with TLC will comply with the applicable regulations, although it cannot ensure such compliance by doctors.

      The laws of certain Canadian provinces prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities (such as the Company) from practicing medicine or optometry and, in certain circumstances, from employing physicians or optometrists directly. In addition, optometrists and ophthalmologists are subject to varying degrees and types of provincial regulation governing professional misconduct, including restrictions relating to advertising, and in the case of optometrists, a prohibition against exceeding the lawful scope of practice. The Company believes that its operations comply with such laws in all material respects, and expects that doctors affiliated with TLC centers will comply with such laws, although it cannot ensure such compliance by doctors.

Facility Licensure and Certificate of Need

      The Company believes that it has all licenses necessary to operate its business. The Company may be required to obtain licenses from the state Departments of Health, or a division thereof in the various states in which it opens TLC centers. While there can be no assurance that

TLC THE LASER CENTER INC.

the Company will be able to obtain facility licenses in all states which may require facility licensure, the Company has no reason to believe that in such states, it will be not able to obtain such a license without unreasonable expense or delay.

       Some states require the permission of the State Department of Health or a division thereof, such as a Health Planning Commission, in the form of a Certificate of Need ("CON") prior to the construction or modification of an ambulatory care facility, such as a laser center, or the purchase of certain medical equipment in excess of an amount set by the state. While there can be no assurance that the Company will be able to acquire a CON in all states where a CON is required, the Company has no reason to believe that in those states that require a CON, it will not be able to do so.

      The Company is not aware of any Canadian health regulations which impose licensing requirements on the operation of refractive centers.

Managed Care

      Managed care contracting, provider network operations and related management services are regulated in the United States by both federal and state authorities. PPH has obtained or will seek to obtain all required federal and state permits, licenses and bonds it believes are necessary to operate its VisionMed subsidiaries and to function as a managed care company in the markets in which it is developing business. In states where an insurance license is required by a provider relationship or payor contract, PPH or the local VisionMed subsidiary or partnership will seek to have such business underwritten by an appropriate licensed insurer. Managed care is also subject to the federal anti-kickback and anti-self-referral legislation and by federal anti-trust laws. PPH intends to structure its local partnerships with providers to comply with these laws in all of the markets in which it intends to conduct business.

Risk of Non-Compliance

      Many of these laws and regulations governing the health care industry are ambiguous in nature and have not been definitively interpreted by courts and regulatory authorities. Moreover, state and local laws vary from jurisdiction to jurisdiction. Accordingly, the Company may not always be able to predict clearly how such laws and regulations will be interpreted or applied by courts and regulatory authorities and some of the Company's activities could be challenged. In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. Numerous legislative proposals have been introduced in Congress and in various state legislatures over the past several years that would, if enacted, effect major reforms of the U.S. health care system. The Company cannot predict whether any of these proposals will be adopted and, if adopted, what impact such legislation would have on the Company's business. The Company has reviewed existing laws and regulations with its health care counsel and, although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, TLC expects that doctors affiliated with TLC centers will comply with such laws in all material respects, although it cannot ensure such compliance by doctors. The Company could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail certain of its business activities, reducing the potential profit to the Company of some of its legal arrangements, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.

TLC THE LASER CENTER INC.

Intellectual Property

      The name "TLC The Laser Center" is a registered United States service mark of the Company and a registered trade-mark in Canada. The Company also has applied for registration of its logo and slogan "See the Best." In addition, the Company owns a patent in the United States on the treatment of a potential side effect of laser vision correction generally known as "central islands." The patent expires in May 2014. The Company's service marks, trade-mark, patent and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. There can be no assurance that one or all of the registrations of the service marks will not be challenged, invalidated or circumvented in the future. A subsidiary of the Company recently signed an agreement with a subsidiary of LaserSight whereby the Company has granted an exclusive right to use the central islands patent to LaserSight.

      The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. In the event that the use of an excimer laser or other procedure performed at any of the Company's refractive or secondary care centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may not be available on acceptable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products which do not infringe the patent. The unavailability of such products may cause the Company to cease operations in the United States or Canada or delay the Company's expansion into the United States. If the Company is prohibited from performing laser vision correction at any of its laser centers, the Company's business, financial condition and results of operations will be materially adversely affected.

Employees

As of July 31, 1998, the Company had 696 employees. The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors Dependence on Key Personnel."

Risk Factors

Limited Operating History and Losses from Operations; Uncertainty of Future Profitability

      The Company's ability to achieve or maintain profitability will depend in part on its ability to increase demand for its services and control costs, its ability to execute its expansion strategy and effectively integrate acquired businesses and assets, economic conditions in the Company's markets, competitive factors and regulatory developments. Accordingly, the extent of future losses and the time required to achieve profitability is uncertain. There can be no assurance that

TLC THE LASER CENTER INC.

the Company will achieve profitability or that profitability, if achieved, will be sustained. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainty of Market Acceptance

      The Company believes that its profitability and growth will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. There can be no assurance that laser vision correction will be more widely accepted by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive disorders. See "Item 1 - Business - The Refractive Market".

Dependence on Affiliated Doctors

      The success of the Company's operations depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions, ophthalmologists and optometrists, to render surgical and other professional services at facilities owned or managed by the Company. There can be no assurance that the Company will be able to enter into agreements with doctors or other health care providers on satisfactory terms or that such agreements will be profitable to the Company. See "Item 1 - Business - Surgeon Contracts".

Competition

      Laser vision correction, secondary care, and managed care are all subject to intense competition. The Company competes with other entities, including hospitals, individual ophthalmologists, other laser centers and certain manufacturers of excimer laser equipment, in offering its services. The Company's laser centers compete on the basis of quality of service, reputation and price. There can be no assurance that competitors with substantially greater financial, technical, managerial, marketing and other resources and experience than the Company will not compete more effectively than the Company. See "Item 1
- Business - Competition".

 Quarterly Fluctuations in Operating Results

      Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend on numerous factors. The Company does experience some seasonality in results, mostly in the second quarter due to the deferred scheduling of elective procedures as a result of vacations for patients and doctors, which tends to reduce results for that quarter.

Potential Liability and Insurance

      The provision of medical services entails an inherent risk of potential malpractice and other similar claims. There can be no assurance that any insurance maintained by the Company will be adequate to satisfy claims or that insurance maintained by the doctors will protect the Company. See "Item 1 - Business - Potential Liability and Insurance".

Risk of Inability to Execute Acquisition Strategy; Management of Growth

      The Company's growth strategy is dependent on increasing the number of TLC refractive and secondary care centers through strategic acquisitions. The addition of new centers can be expected to present challenges to management, including the integration of new operations, technologies and personnel, and special risks. If the Company's management is unable to

TLC THE LASER CENTER INC.

successfully implement its growth strategy or manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected. See "Item 1 - Business -Risk of Inability to Execute Acquisition Strategy; Management of Growth."

Future Capital Requirements; Uncertainty of Additional Funding

      It is not possible to predict with certainty the timing or the amount of future capital requirements. If adequate funds are not available, the Company may be required to cut back or abandon its expansion plans and curtail operations significantly, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Future Capital Requirements - Uncertainty of Additional Funding" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Reimbursement

      A decrease in the number of privately insured patients treated at the Company's secondary care centers or a further reduction in reimbursement rates or in payments to doctors could cause the revenues of such centers to decrease and have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business Description of Secondary Care Centers".

Government Regulation

      The Company and its operations are subject to extensive federal, state and local laws, rules and regulations.The Company could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail certain of its business activities, reducing the potential profit to the Company of some of its legal arrangements, any of which may have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business
- Governmental Regulation."

Technological Change

      Modern medical technology is characterized by extensive research and rapid technological change. Newer or enhanced technologies may be developed with better performance or lower cost than the excimer laser equipment currently used by the Company. Medical companies, academic and research institutions and others could develop new therapies, including new or enhanced medical devices or surgical procedures, for the conditions targeted by the Company. These therapies could be more medically effective and less expensive than the procedures performed at the Company's refractive centers and could potentially render laser vision correction obsolete, uneconomical or otherwise undesirable. In addition, competitors may develop procedures that involve lower per procedure costs. There can be no assurance that the Company will have the capital resources available to it to upgrade its excimer laser equipment, acquire any such new or enhanced medical devices or adopt such new or enhanced procedures at the time that any advanced technology is developed or introduced. The inability of the Company to do so successfully could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business Competition - Future Capital Requirements; Uncertainty of Additional Funding."

TLC THE LASER CENTER INC.

Dependence on Key Personnel

      The success of the Company is dependent in part on the services of certain key medical and management personnel, including Dr. Machat and Mr. Vamvakas. The experience of these individuals will be an important factor contributing to the Company's continued success and growth. The loss of either of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property/Proprietary Technology

      The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. If the Company is prohibited from performing laser vision correction at any of its laser centers, the Company's business, financial condition and results of operations will be materially adversely affected. See "Item 1 - Business - Intellectual Property/Proprietary Technology".

Potential Volatility of Stock Price

      The market price of the Common Shares historically has been subject to substantial price volatility. Such volatility can be expected to recur in the future due to industry developments or business-specific factors such as the Company's ability to effectively penetrate the laser vision correction market, new technological innovations and products, changes in government regulations, adverse regulatory action, public concerns with regard to the safety and effectiveness of various medical procedures, any loss of key management, announcements of extraordinary events such as litigation or acquisitions, variations in the Company's financial results, fluctuations in the stock prices of the Company's competitors, the issuance of new or changed stock market analyst reports and recommendations concerning the Company or its competitors, changes in earnings estimates by securities analysts, the Company's ability to meet analysts' projections, as well as changes in the market for medical services and general economic, political and market conditions or other unforeseen factors. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Shares.

TLC THE LASER CENTER INC.

ITEM 2. PROPERTIES

      The Company's centers and the corporate office are located in leased premises. The leases are negotiated on market terms and typically have a term of five to ten years. See Note 12 to "Item 8 - Consolidated Financial Statements of the Company." The following chart contains the location and acquisition or opening date of each TLC refractive center, including BeaconEye centers.

                               Refractive Centers

           United States
           -------------

Location                      Opened

California
Brea                          September, 1996
Irvine(1)                     June, 1997
Colorado
Denver                        August, 1996
Denver(1)                     August, 1996
Florida
Boca Raton(2)                 January, 1996
Fort Lauderdale(1)            January, 1997
Tampa(1)                      January, 1997
Georgia
Atlanta(1)                    August, 1996
Illinois
Westchester(3)                March, 1997
Indiana
Indianapolis                  March, 1996
Maryland
Rockville(2)                  January, 1996
Massachusetts
Scituate                      September 1997
Michigan
Detroit                       November 1997
Lansing (3)                   May 1998
Montana
Billings                      March 1997
New Jersey
Elmwood Park(2)               March 1996
Mount Laurel                  June 1997
New York
Garden City(2)                May 1996
New York(2)                   January 1996
White Plains(2)               April 1996
North Carolina
Charlotte                     June 1997
Raleigh                       August 1997
Winston-Salem                 March 1997
Ohio
Ada                           December 1996
Cleveland                     November 1997
Oklahoma
Oklahoma City                 October 1996
Tulsa                         October 1995
Pennsylvania
Plymouth Meeting(2)           April 1996
Pittsburgh                    June 1998
South Carolina
Greenville                    June 1996
Tennessee
Johnson City                  April 1997
Texas
Austin(1)                     June 1996
Arlington(1)                  June 1996
Houston(1)                    August 1996
San Antonio                   June 1996
Virginia
Fairfax(2)                    April 1996
Washington
Lynnwood                      July 1996
Wisconsin
Madison (3)                   October 1996

               Canada
               ------

Location                      Opened

British Columbia
Vancouver                     August 1996
New Brunswick
Moncton                       September 1997
Ontario
London                        November 1994
Richmond Hill(1)              September 1997
Toronto                       December 1994
Toronto(1)                    May 1995
Windsor                       September 1993

(1) BeaconEye center. On May 27, 1998, the Company completed its acquisition of BeaconEye.
(2)   Acquired February 1997 in the acquisition of 20/20.
(3)   Also contains a secondary care center.

TLC THE LASER CENTER INC.

The following chart contains the location and acquisition or opening date of each TLC secondary care center:

                             Secondary Care Centers

Location                      Date Acquired

Michigan
Battle Creek                  February 1998
Chelsea                       February 1998
Jackson                       February 1998
Lansing(1)                    February 1998
Ypsilanti                     February 1998
Illinois
Palos Heights                 January 1997
Westchester(1)                January 1997
Oklahoma
Oklahoma City                 April 1998
Elk City                      June 1998
Wisconsin
Madison (1)                   February 1998
Washington
Auburn                        March 1996
Burlington                    December 1997
Mount Vernon                  March 1996
Seattle                       March 1996
Sequim                        February 1998
Sequim                        March 1996
Smokey Point                  December 1997

(1)   Denotes a center that is also a refractive center.

The Company also leases office space for two corporate offices. The International Headquarters is located in Mississauga, Ontario in Canada, and the U.S. Corporate Office is located in Bethesda, Maryland.

ITEM 3. LEGAL PROCEEDINGS

On August 15, 1997, Susan Rachlin, a former patient, filed a suit against TLC The Laser Center (Northeast) Inc., a subsidiary of TLC (formerly 20/20), along with Richard Prince MD, David Edmiston MD, Focus Eye Centre and Tri County Eye Physicians PC, alleging defects in her laser vision correction. The suit was filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. The patient initially had laser vision correction, arranged by 20/20 but not performed by a doctor at a 20/20 center, and had further laser vision correction by a doctor at a 20/20 center in an attempt to obtain better results. The patient claims that she continues to have blurry vision and that she still needs to wear glasses. The case is still in the early pleading stages and damages have not been quantified. The Company's insurer has assumed the defense of this claim, and, although there can be no assurance, the Company does not expect this suit to have a material adverse effect on its business, financial condition or results of operations.

On January 18, 1998, TLC and its subsidiary, TLC Midwest Eye Laser Center Inc., filed a suit in the Circuit Court of Cook County Illinois, Chancery Department, against Midwest Eye Institute II, Ltd., Midwest Eye Physicians, PC, Herman D. Sloane, MD, Allen M. Pielet, MD, Floyd W. Woods, OD, Ronald J. Carr, OD, and Dominick L. Opitz, OD. The suit seeks injunctive relief and compensatory damages against certain defendants for breach of an administrative services agreement and seeks an injunction to prevent the defendant doctors from competing with TLC. The court recently denied the Company's request for an injunction preventing the defendant doctors from competing with TLC. The Company intends to appeal this decision. The doctors have made a counterclaim against TLC for breach of the administrative services agreement and breach of fiduciary duty, seeking an accounting of funds collected under the agreement, an appointment of a receiver to collect the practice's receivables and damages in the amount of

TLC THE LASER CENTER INC.

$50,000. TLC does not consider the counterclaim to have merit and, although there can be no assurance, does not expect to be required to pay damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Common Shares are listed on The Toronto Stock Exchange under the symbol "LZR" and , since July 2, 1997 have been listed on the Nasdaq National Market under the symbol "LZRCF." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on The Toronto Stock Exchange and the Nasdaq National Market:

                                     The
                                   Toronto              Nasdaq
                                    Stock              National
                                   Exchange             Market
                             -----------------   ------------------
                               High       Low       High      Low
                             -------- --------   --------  --------
Fiscal 1997
First Quarter                 C$8.30    C$5.25         --        --
Second Quarter                  8.20      6.90         --        --
Third Quarter                   9.40      6.10         --        --
Fourth Quarter                 12.00      7.10         --        --

Fiscal 1998
First Quarter                C$13.05   C$10.60    US$9.25   US$8.25
Second Quarter                 12.80     10.75       9.00      7.75
Third Quarter                  20.00     11.10      14.00     7.813
Fourth Quarter                 25.00     17.90     17.234    12.688

Record Holders

As of August 20, 1998, there were approximately 637 record holders of the Common Shares.

Dividends

The Company has never declared or paid cash dividends on the Common Shares. It is the policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future.

TLC THE LASER CENTER INC.

ITEM 6. SELECTED FINANCIAL DATA

      Set forth in the following pages are selected historical consolidated financial data as of and for each of the fiscal years in the four-year period ended May 31, 1998, which have been derived from and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-K. The Company previously reported in Canadian dollars, but is now reporting in U.S. dollars. Consequently, all of the numbers set forth below are presented in U.S. dollars. See note 1 to the Consolidated Financial Statements.

                                            Year Ended May 31,

                              1995(2)        1996       1997       1998
                              -------      -------    -------    -------
Income Statement Data

Amounts under Canadian
GAAP(1)

Net revenues(3)                3,152         6,426     20,112     59,122

Expenses

   Operating and doctor        2,314         5,562     21,074     54,763
   compensation

   Interest and other            110           675        752        692

   Depreciation and              236           601      3,463      9,460
     amortization
                             -------       -------    -------    -------
                               2,660         6,838     25,289     64,915

Income (loss) from               492          (412)    (5,177)    (5,793)
operations before start-up
and development expenses

Start-up and development       1,034         1,584      4,292      3,267
expenses

Loss before income taxes        (542)       (1,996)    (9,469)    (9,060)
and non-controlling
interest

Income taxes

   Current                        31            72         95      1,071

   Deferred                       --          (89)        10          --
                             -------       -------    -------    -------

                                  31           (17)       105      1,071

Loss before                     (573)       (1,979)    (9,574)   (10,131)
non-controlling
interest

Non-controlling  interest         --            --         --        593

Net loss for the period -       (573)       (1,979)    (9,574)    (9,538)
Canadian GAAP

Loss per share -               (0.06)        (0.16)     (0.47)     (0.34)
Canadian GAAP

Weighted average number       10,134        12,797     20,617     28,035
of Common Shares
outstanding (in thousands)

Amounts under U.S.
GAAP(1)

Net loss for the period -       (609)       (3,329)    (9,574)   (10,280)
U.S. GAAP

Loss per share -               (0.06)        (0.26)     (0.47)     (0.37)
U.S. GAAP

TLC THE LASER CENTER INC.

                                               Year Ended May 31,
                                               ------------------
                                    1995        1996        1997        1998
                                    ----        ----        ----        ----
Operating Data

Number of refractive centers
  (at end of period)                   3           5          27          45
Number of secondary care
  centers (at end of period)           0           4           7          15
Number of laser vision
  correction procedures            2,176       3,685      11,026(4)   35,859(5)


                                                 As of May 31,
                                                 -------------
                                    1995        1996        1997        1998
                                    ----        ----        ----        ----

Balance Sheet Data
Cash and short-term deposits         397       2,844      13,230       1,895
Working capital                     (200)      1,656       8,055      54,084
Total assets                       2,027      16,819      73,746     164,212
Total debt, excluding current
portion                              891       3,104      10,935      17,911
Shareholders' equity
Capital Stock                      1,002      13,494      63,522     143,554
Deficit                             (588)     (2,568)    (12,141)    (21,679)
                                --------    --------    --------    --------

                                     414      10,926      51,381     121,875

TLC THE LASER CENTER INC.

(1) In certain respects, Canadian GAAP differs from U.S. GAAP. Accordingly, certain line items with respect to Income Statement Data and Balance Sheet Data would differ under U.S. GAAP. For a discussion of the principal differences between Canadian GAAP and U.S. GAAP, see note 17 to the Consolidated Financial Statements of the Company.

(2) Certain comparative figures have been reclassified to conform to the presentation for fiscal 1998.

(3) Includes primarily those revenues pertaining to the operation of refractive centers, the management of refractive and secondary care centers and The Vision Source Inc.

(4) Includes procedures performed at centers previously owned by 20/20 starting March 1997. 20/20 was acquired by TLC on February 10, 1997.

(5)   Includes six weeks of procedures performed at BeaconEye Centers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of this Form 10-K. The following discussion is based upon the Company's results under Canadian GAAP. In certain respects, Canadian GAAP differs from U.S. GAAP. For a discussion of the principal differences between Canadian GAAP and U.S. GAAP, see note 17 to the Consolidated Financial Statements of the Company. The Company is now reporting in U.S. dollars. Unless otherwise specified, all dollar amounts are U.S. dollars. See Note 1 to the Consolidated Financial Statements of the Company.

Overview

TLC The Laser Center Inc., which began operations in September 1993, owns and manages eye care centers throughout North America and, together with its network of eye care providers, specializes in laser vision correction to correct common vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure, which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. To date, the Company has established or acquired 45 refractive centers and 17 secondary care centers in the United States and Canada which includes the recent acquisition of 11 BeaconEye centers in April 1998 (The Company acquired 97% of the outstanding shares of BeaconEye in April, 1998, and completed its acquisition of the remaining shares of BeaconEye in May, 1998). Including the six weeks of BeaconEye center operations, the Company performed over 35,800 procedures during the fiscal year 1998, making TLC the world's largest provider of laser vision correction services.

The Company recognizes revenues at the time services are rendered. Net revenues include only those revenues pertaining to owned laser centers and management fees from managing refractive and secondary care practices. Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to refractive and secondary care practices in return for management fees. Management services revenue in some cases is equal to the net revenue of the physician practice, less amounts retained by the physician groups, and in some cases is based upon a fixed management/facility fee arrangement. The principal components of operating expenses are wages and facility leasing costs.

TLC THE LASER CENTER INC.

The Company continues to pursue a growth strategy in its core refractive laser surgery business, which accounts for more than 86% of net revenues. It is expected that in addition to "same store" growth, several new centers will be built or acquired during fiscal year 1999 to increase procedure volume and position the company for continuing growth. The Company's continued growth and future profitability are affected by the extent to which laser vision correction becomes more widely accepted in North American markets and other factors. The Company anticipates that the percentage of revenue derived from the core refractive business will continue to increase as the market for laser vision correction grows.

Results of Operations
Year Ended May 31, 1998 Compared to Year ended May 31, 1997

1998                                     Refractive      Secondary       Other       Total
                                                           Care
Net revenues                                $51,079         $6,641      $1,402     $59,122
Doctor compensation                           5,242                                  5,242
                                         ----------      ---------    --------    --------
Net revenue after doctor compensation        45,837          6,641       1,402      53,880
Operating expenses                           41,620          6,294       1,607      49,521
Interest and other                              416             87         189         692
Depreciation and amortization                 7,107          2,185         168       9,460
Non-recurring charge                                        (1,555)                 (1,555)
Income (loss) from operations before
                                         ----------      ---------    --------    --------
non-recurring charge                        $(3,306)        $ (370)     $ (562)    $(4,238)

1997                                     Refractive      Secondary       Other       Total
                                                           Care
Net revenues                                $15,130         $4,982                 $20,112
Doctor compensation                           1,476                                  1,476
Net revenue after doctor compensation        13,654          4,982                  18,636
Operating expenses                           15,637          3,961                  19,598
Interest and other                              637            115                     752
Depreciation and amortization                 2,728            735                   3,463
                                         ----------      ---------                --------
Income (loss) from operations               $(5,348)        $  171                 $(5,177)

Net revenues for the fiscal 1998 year increased $39.0 million to $59.1 million, which is an increase of 194% over last year's $20.1 million total. More than 86% of total net revenues were derived from refractive surgery as compared to 75% in fiscal 1997 demonstrating the increasing significance of the Company's core business.

Net revenues from refractive centers for fiscal 1998 increased $36.0 million to $51.1 million, which is an increase of 238% over last year's $15.1 million total. More than 35,800 paid procedures were performed in fiscal 1998 compared to 11,000 procedures in fiscal 1997. The increasing revenues reflects strong growth in the number of procedures performed at existing sites, the development of new centers and the recent acquisition of the BeaconEye centers which accounted for 1,300 paid procedures in fiscal 1998.

TLC THE LASER CENTER INC.

Net revenues from secondary care centers increased $1.6 million to $6.6 million from $5.0 million in fiscal 1997, an increase of 33%. Higher revenues from TLC Northwest Eye Inc. and the acquisition of TLC Michigan in February, 1998 accounted for the majority of the revenue growth.

Operating expenses and doctor compensation increased $33.7 million to $54.8 million in fiscal 1998 from $21.1 million in fiscal 1997, an increase of 160%. This increase is a result of: (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing refractive centers and (ii) increased fixed and variable costs from the addition of new refractive centers. Operating expenses and doctor compensation as a percentage of net revenues were 93% for fiscal 1998 as compared to 105% in fiscal 1997. This decrease is attributed to the higher percentage of refractive centers that had been open for more than one year and were recording higher revenues.

Interest expense and other of $0.7 million was unchanged, which includes higher interest expenses on long term debt and capital leases that was offset by higher interest income and foreign exchange gains.

Depreciation and amortization expense increased to $9.5 million in fiscal 1998 from $3.5 million in fiscal 1997. This is a result of a full year's depreciation expense on 23 centers which were built during fiscal 1997. In addition amortization of goodwill increased to $1.7 million in fiscal 1998 from $0.5 million in fiscal 1997 resulting primarily from the full year amortization of the 20/20 acquisition goodwill. Goodwill is amortized on a straight line basis over fifteen years.

Start-up and development expenses represent non - recurring costs incurred to research and develop potential businesses in North America, including salaries and benefits, professional fees, advertising, promotion and travel expenses, and costs incurred by the businesses during the period prior to commencement of commercial operations. These costs decreased 23% to $3.3 million as compared to $4.3 million in fiscal 1997. During fiscal 1998, the majority of start up and development costs were incurred by Partner Provider Health ("PPH") for the development of the managed care business. PPH has been established with the goal of strengthening the doctor network and supporting affiliated doctors, in conjunction with the Company's co-management strategy.

Income tax expense increased to $1.1 million in fiscal 1998 from $0.1 million in fiscal 1997. This increase is a result of certain Canadian center profits being taxed in Canada as U.S. losses cannot be applied to offset such Canadian taxable income.

The net loss for fiscal 1998 was $9.5 million or $0.34 per share, compared to a loss of $9.6 million or $0.47 cents a share the previous year. The similar loss is a result of a $2.0 million smaller operating loss from refractive being entirely offset by $2.1 million poorer operating performance from secondary care operations. Secondary care operating losses are a result of new costs associated with new secondary care centers that have not yet established their revenue stream. The secondary care operating loss included a total of $1.5 million of non-recurring asset write-downs and other charges at the Chicago and Seattle secondary care clinics. The most significant component of the $1.5 million charge arose from a contractual dispute with the doctor

TLC THE LASER CENTER INC.

group affiliated with the Company's Chicago center. The loss from refractive operations includes $0.9 million in losses from BeaconEye, which was acquired six weeks before the fiscal year end.

Year Ended May 31, 1997 Compared to Year Ended May 31, 1996

Net revenues from refractive centers increased to $15.1 million for fiscal 1997 from $5.5 million for fiscal 1996 which represents an increase of 175% over fiscal 1996's total. This increase is attributed to the growth in the number of laser vision correction procedures performed at refractive centers, which increased to 11,026 from 3,685 the previous year.

Net revenues from secondary care centers increased by 400%, from $1.0 million for fiscal 1996 to $5.0 million for fiscal 1997. A full year's accounting of revenues, and an increase in revenues, from the TLC Northwest Eye Inc. secondary care centers (Washington State) and the acquisition of the TLC Midwest Eye secondary care centers (Illinois) contributed to the growth in net revenues.

Operating expenses and doctor compensation increased from $5.6 million for fiscal 1996 to $21.1 million for fiscal 1997. This increase is attributed to:
(i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing centers; and (ii) increased fixed and variable costs from the addition of new refractive centers.

Interest and other expenses were unchanged at $0.7 million for fiscal 1996 and fiscal 1997. While interest expense increased in fiscal 1997 to $0.9 million as compared to $0.2 million in fiscal 1996, which is attributed to the higher level of debt outstanding, this higher cost was offset by foreign exchange gains and interest income.

Depreciation and amortization expense increased from $0.6 million for fiscal 1996 to $3.5 million for fiscal 1997. This increase is attributed to the addition of assets principally resulting from the addition of 22 refractive centers in fiscal 1997, as well as the inclusion of $0.5 million of goodwill amortization attributed to the acquisition of 20/20 in February 1997.

Start-up and development expenses increased from $1.6 million for fiscal 1996 to $4.3 million for fiscal 1997. Start-up and development expenses for fiscal 1997 include $1.1 million in costs attributable to PPH. These costs were incurred to set up a new claims processing center and to develop other infrastructure.

The net loss for fiscal 1996 was $2.0 million or $0.16 per share, compared to $9.6 million or $0.47 per share for fiscal 1997.

TLC THE LASER CENTER INC.

Liquidity and Capital Resources

The Company has financed its operations to date through cash flow, the issuance of Common Shares, borrowings and capital lease financing.

On April 22, 1998, the Company completed a public offering in the United States and Canada of 4,740,000 Common Shares at $14.50 per share (the "Offering"). Net proceeds to the Company, after deducting underwriting discounts and commissions, were approximately $64.6 million. The proceeds of this offering are being used to finance further expansion plans including the acquisition and development of additional refractive centers. The Company estimates that the net proceeds of the Offering, together with existing cash balances, funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations and its current acquisition and expansion plans for the next 18 months.

Working capital increased from $8.1 million at May 31, 1997 to $54.1 million at May 31, 1998, primarily due to the public offering completed on April 22, 1998.

At May 31, 1998, unrestricted cash and marketable securities totaled $56.1 million, an increase of $42.9 million from the $13.2 million balance on May 31, 1997 due to the public offering.

Net cash utilized by operating activities for the year ended May 31, 1998 amounted to $11.8 million, as compared to $6.9 million for the year ended May 31, 1997. The increase in cash usage is due largely to higher accounts receivable because of more insurance cases both in secondary care and refractive operations. The Company continued to invest in assets to develop and expand its refractive procedure capacity in anticipation of continued growth. The Company also acquired BeaconEye Inc. for $16.3 million, which resulted in the addition of 11 clinics.

Recent Developments

In April 1998 the Company, through a take-over bid circular, acquired 97% of the common shares of BeaconEye Inc. The share acquisition was financed through the issue of 842,980 Common Shares. On May 27, 1998, the Company completed the acquisition of the remaining shares of BeaconEye Inc., with an issuance of an additional 29,312 Common Shares. TLC has combined operations and staff of the two companies. This combination required: (i) the closure of BeaconEye corporate offices in Fort Worth Texas and Mississauga Ontario, (ii) staff layoffs, (iii) the implementation of the TLC co-management model at BeaconEye centers, and (iv) the integration of information systems.

On June 8, 1998 the Company made a portfolio investment of $8 million in cash through the purchase of 2,000,000 preference shares in LaserSight which are convertible to common shares at $4.00 per share. This investment was made in part to fund the start up and development of a mobile laser business in North America.

TLC THE LASER CENTER INC.

Year 2000 Compliance

      The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is reviewing internal systems and is communicating with outside customers and vendors to determine where systems may fail. Although there can be no assurance, the Company does not believe that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. Any year 2000 compliance problem encountered by the Company, its suppliers or its customers could have a material adverse impact on the Company's business, financial condition and results of operations.

New Accounting Pronouncements

The Emerging Issues Task Force has issued EITF Abstract No. 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements," which is effective for the Company's May 31, 1999 year end. This Abstract addresses, amongst other things, the circumstances under which it is appropriate to consolidate physician practices managed by the Company. The Company expects that it will continue to not consolidate physician practices under its management.

ITEM 7A. MARKET RISK

      Not Applicable

TLC THE LASER CENTER INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR
FINANCIAL STATEMENTS

The accompanying consolidated financial statements of TLC The Laser Center Inc. have been prepared by management in accordance with accounting principles generally accepted in Canada consistently applied. The most significant of these accounting policies have been set out in note 1 to the financial statements. These statements are presented on the accrual basis of accounting. Accordingly, a precise determination of many assets and liabilities is dependent upon future events. Therefore, estimates and approximations have been made using careful judgment. Recognizing that the Company is responsible for both the integrity and objectivity of the financial statements, management is satisfied that these financial statements have been prepared within reasonable limits of materiality.

The Board of Directors has appointed an Audit Committee consisting of three outside directors. The committee meets during the year to review with management and the auditors any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the independent auditors' report prior to the submission of the financial statements to the Board of Directors for final approval.

The financial information throughout the text of this annual report is consistent with the information presented in the financial statements.

The Company's accounting procedures and related systems of internal control are designed to provide reasonable assurance that its assets are safeguarded and its financial records are reliable.

External Auditors

The auditors' opinion is based upon an independent and objective examination of the Company's financial results for the year, conducted in accordance with generally accepted auditing standards. This examination encompasses an understanding by the auditors of the Company's accounting systems as well as the obtaining of a sound understanding of the Company's business. The external auditors conduct appropriate tests of the Company's transactions and obtain sufficient audit evidence in order to provide them with reasonable assurance that the financial statements are presented fairly, in all material respects, in accordance with generally accepted accounting principles, thus enabling them to issue their report to the shareholders.

Ernst & Young, Chartered Accountants, having been appointed by the shareholders to serve as the Company's external auditors, have examined the consolidated financial statements of the Company for the year ended May 31, 1998, and have reported thereon in their July 15, 1998 report.

TLC THE LASER CENTER INC.

AUDITORS' REPORT

To the Shareholders of TLC The Laser Center Inc.

We have audited the consolidated balance sheet of TLC The Laser Center Inc. as at May 31, 1998 and the consolidated statements of income, deficit and changes in financial position for the year ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 1998 and the results of its operations and the changes in its financial position for the year ended May 31, 1998 in accordance with accounting principles generally accepted in Canada.

The financial statements as at May 31, 1997 and for each of the years in the two year period ended May 31, 1997, prior to the change in reporting currency described in Note 1, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated August 8, 1997. We have examined the restatement of such financial statements for the change in reporting currency and, in our opinion, such restatement is appropriate and has been properly applied.


Toronto, Canada                                            ERNST & YOUNG
July 15, 1998                                              Chartered Accountants

TLC THE LASER CENTER INC.

CONSOLIDATED STATEMENT OF INCOME
Years ended May 31

(U.S. dollars, in thousands except per share amounts)          1998           1997           1996
-------------------------------------------------------------------------------------------------
Net revenues
  Refractive                                            $    51,079    $    15,130    $     5,474
  Secondary care                                              6,641          4,982            952
  Other                                                       1,402             --             --
-------------------------------------------------------------------------------------------------
Net revenues (Note 13)                                       59,122         20,112          6,426
-------------------------------------------------------------------------------------------------

Expenses
  Doctor compensation
    Refractive                                                5,242          1,476            953
  Operating                                                  49,521         19,598          4,609
  Interest and other (Note 10)                                  692            752            675
  Depreciation and amortization (Note 10)                     9,460          3,463            601
-------------------------------------------------------------------------------------------------
                                                             64,915         25,289          6,838
-------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS BEFORE
  START-UP AND DEVELOPMENT EXPENSES                          (5,793)        (5,177)          (412)
Start-up and development expenses                             3,267          4,292          1,584
-------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES AND
  NON-CONTROLLING INTEREST                                   (9,060)        (9,469)        (1,996)
-------------------------------------------------------------------------------------------------
Income taxes
  Current (Note 11)                                           1,071             95             72
  Deferred                                                                      10            (89)
-------------------------------------------------------------------------------------------------
                                                              1,071            105            (17)
-------------------------------------------------------------------------------------------------
LOSS BEFORE NON-CONTROLLING
  INTEREST                                                  (10,131)        (9,574)        (1,979)
Non-controlling interest                                        593             --             --
-------------------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                                   $    (9,538)   $    (9,574)   $    (1,979)
=================================================================================================

LOSS PER SHARE                                          $     (0.34)   $     (0.47)   $     (0.16)
=================================================================================================

Weighted average number of
  Common Shares outstanding                              28,034,741     20,617,104     12,796,579
=================================================================================================

TLC THE LASER CENTER INC.

CONSOLIDATED STATEMENT OF DEFICIT
Years ended May 31

(U.S. dollars, in thousands)                         1998        1997      1996
--------------------------------------------------------------------------------

Balance, beginning of year                       $(12,141)   $ (2,567)  $  (588)
Net loss for the year                              (9,538)     (9,574)   (1,979)
--------------------------------------------------------------------------------
Balance, end of year                             $(21,679)   $(12,141)  $(2,567)
================================================================================

TLC THE LASER CENTER INC.

CONSOLIDATED BALANCE SHEETS
As at May 31

(U.S. dollars, in thousands)                                  1998         1997
--------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and short-term deposits (Note 2)                  $   1,895    $  13,230
  Marketable securities (Note 14)                           54,234           --
  Accounts receivable (Note 14)                             10,282        2,784
  Income taxes recoverable                                      --           32
  Prepaids and sundry assets                                 4,632        1,590
--------------------------------------------------------------------------------
  Total current assets                                      71,043       17,636
Restricted cash (Note 2)                                     2,086        1,167
Intangibles and other assets (Note 3)                       48,852       31,120
Capital assets (Note 4)                                     31,049       16,813
Assets under capital lease (Note 5)                         11,182        7,010
--------------------------------------------------------------------------------
Total assets                                             $ 164,212    $  73,746
================================================================================

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities               $   9,096    $   6,677
  Current portion of long term debt                          2,861        1,242
  Current portion of obligations under capital lease         3,951        1,631
  Current portion of term bank loan                             --           27
  Income taxes payable                                         613           --
  Deferred compensation (Note 8)                               320           --
  Deferred income taxes                                        118            4
--------------------------------------------------------------------------------
  Total current liabilities                                 16,959        9,581
Long term debt (Note 6)                                      8,378        4,548
Obligations under capital lease (Note 7)                     9,533        6,371
Term bank loan                                                  --           16
Deferred rent and compensation (Note 8)                      1,110        1,531
--------------------------------------------------------------------------------
  Total liabilities                                         35,980       22,047
--------------------------------------------------------------------------------
Non-controlling interest                                     6,357          318
--------------------------------------------------------------------------------

Commitments (Note 12)

SHAREHOLDERS' EQUITY

Capital stock (Note 9)                                     143,554       63,522
Deficit                                                    (21,679)     (12,141)
--------------------------------------------------------------------------------
  Total shareholders' equity                               121,875       51,381
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $ 164,212    $  73,746
================================================================================

Approved on behalf of the Board:


Elias Vamvakas, Director               Howard J. Gourwitz, Director

TLC THE LASER CENTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
Years ended May 31

(U.S. dollars, in thousands)                         1998       1997       1996
--------------------------------------------------------------------------------

Operating activities

Net loss for the year                            $ (9,538)  $ (9,574)  $ (1,979)
Items not affecting cash
  Depreciation and amortization                     9,460      3,463        601
  Depreciation and amortization included in
    Start-up and development expenses                  --         --        106
  Non-controlling interest                           (593)        --         --
  Deferred income taxes (net)                          --         10        (89)
  Other                                                22        313        167

Changes in non-cash operating items

  Accounts receivable                              (6,964)        56     (1,126)
  Prepaids and sundry assets                       (2,129)    (1,226)      (290)
  Accounts payable and accrued liabilities         (2,480)      (500)     1,331
  Income taxes payable (net)                          647       (105)        43
  Deferred rent and compensation                     (234)       698         60
--------------------------------------------------------------------------------
Cash provided by (used for) operating activities  (11,809)    (6,865)    (1,176)
--------------------------------------------------------------------------------

Financing activities

Restricted cash                                       463       (961)      (206)
Long term debt                                      1,313      2,751      2,384
Term bank loan                                        (43)       (27)       (27)
Obligations under capital lease                     1,490      4,771        392
Non-controlling interest                              412         98         --
Capital stock issued                               80,032     50,028     12,492
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities   83,667     56,660     15,035
--------------------------------------------------------------------------------

Investing activities

Capital assets                                     (4,460)   (12,782)   (10,520)
Assets under capital lease                         (2,196)    (4,480)      (391)
Acquisitions                                      (21,561)   (21,717)        --
Marketable securities                             (54,234)        --         --
Other                                                (742)      (224)      (707)
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities  (83,193)   (39,203)   (11,618)
--------------------------------------------------------------------------------
Increase (decrease) in cash                       (11,335)    10,592      2,241
Cash and short-term deposits, beginning of year    13,230      2,638        397
--------------------------------------------------------------------------------
Cash and short-term deposits, end of year        $  1,895   $ 13,230   $  2,638
================================================================================

TLC THE LASER CENTER INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars, except where noted and all tabular amounts in thousands)

Nature of Operations

TLC The Laser Center Inc. and its subsidiaries (the "Company") develop and manage laser vision correction centers in the United States and Canada. Each center provides excimer laser and other clinical equipment and all related management and support services to physicians and physician practices performing excimer laser procedures in the Company's centers.

The Company also owns and manages secondary eye care centers in the United States. These centers provide all necessary clinical equipment and infrastructure and provide all related management and support services to physician practices treating a wide range of vision disorders.

The Company faces a number of risks and uncertainties given the nature of the industry in which it operates.

The Company's profitability is dependent upon broad acceptance in the United States and Canada of laser vision correction as an alternative to existing methods of treating refractive disorders. Broad market acceptance is dependent on many factors including cost, the lack of long term follow up data and the resulting concerns relating to safety and effectiveness, and future regulatory developments.

The industry in which the Company operates is subject to extensive federal, state and local laws, rules and regulations. Many of these laws and regulations are ambiguous in nature and have not been definitively interpreted by courts and regulatory authorities. Moreover, they vary from jurisdiction to jurisdiction. Accordingly, the Company may not always be able to predict clearly how such laws and regulations will be interpreted or applied and some of the Company's activities could be challenged. In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future.

Most States in the United States prohibit the Company from practicing medicine or employing physicians to practice medicine on the Company's behalf. Because the Company does not practice medicine, its activities are limited to owning and managing refractive centers and secondary care centers and affiliating with health care providers to render medical services at the Company's centers. As a result, the Company is highly dependent on its affiliated doctors.

The provision of medical services entails an inherent risk of potential malpractice and other similar claims. Although the Company does not engage in the practice of medicine, there can be no assurance that claims relating to services provided at the Company's centers will not be asserted against the Company. The Company currently maintains malpractice insurance that it believes to be adequate both as to risks and amounts. In addition, the doctors providing medical services at the Company's centers are required to maintain insurance.

The Company's revenues from managing secondary care centers are derived from fees paid by or on behalf of patients to the practices affiliated with the Company. The Company's profitability could be affected by government and private third-party payors seeking to contain healthcare costs by reducing reimbursement rates, lowering utilization rates and negotiating reduced payment schedules with providers of vision care.

1. Accounting Policies

These consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada, conform in all material respects with accounting principles generally accepted in the United States, except as explained in note 17.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

TLC THE LASER CENTER INC.

The Company does not have an ownership interest in, nor does it exercise control over, the physician practices under its management. Accordingly, the Company does not consolidate physician practices under its management.

Reporting Currency

Historically, the Company's consolidated financial statements have been expressed in Canadian dollars. As a result of increased business activity in the United States ("U.S.") resulting principally from recent U.S. acquisitions, the opening of new centers in the U.S. and the Company's growing U.S. shareholder base, the U.S. dollar has become the unit of measure of the large majority of the Company's operations. Accordingly, the U.S. dollar has been adopted as the Company's reporting currency effective May 31, 1998. The consolidated financial statements and the notes thereto have been restated in U.S. dollars for all periods presented, in accordance with Canadian generally accepted accounting principles, using the May 31, 1998 exchange rate of Canadian $1.4570 per U.S. $1.00.

For periods up to May 31, 1998, the U.S. dollar denominated assets and liabilities of the Company's Canadian operations and its integrated U.S. operations were translated into Canadian dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. U.S. dollar denominated income and expenses were translated into Canadian dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which was translated at historical exchange rates. Exchange gains and losses were included in earnings, except for unrealized gains and losses on translation of U.S. dollar denominated debt which were deferred and amortized over the remaining term of the related obligation. The Canadian dollar consolidated financial statement amounts so derived have been restated in U.S. dollars using the May 31, 1998 exchange rate described above.

For periods after May 31, 1998, the unit of measure of the parent holding company will be the U.S. dollar. In addition, the Company's Canadian operations are considered integrated and will be translated into U.S. dollars using the temporal method. Accordingly, the assets and liabilities of the Company's Canadian operations will be translated into U.S. dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Income and expenses will be translated into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which will be translated at historical exchange rates. Exchange gains and losses will be included in earnings, except for unrealized gains and losses on translation of Canadian dollar denominated debt which will be deferred and amortized over the remaining term of the related obligation.

Capital Assets and Assets Under Capital Lease

Capital assets and assets under capital lease are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is provided at rates intended to write off the assets over their productive lives as follows:

Computer equipment and software    - straight line over three years
Furniture, fixtures and equipment  - 20% diminishing balance
Laser equipment                    - 20% diminishing balance
Leasehold improvements             - straight line over the initial term of the
                                     lease
Medical equipment                  - 20% diminishing balance
Vehicles                           - 30% diminishing balance

For assets acquired or brought into use during the year, depreciation and amortization is calculated at half the normal rate.

Intangible Assets and Other

The practice management agreements represent the cost of obtaining the exclusive right to manage secondary care centers in affiliation with the related physician group during the term of the agreements. Practice management agreements are amortized using the straight line method over fifteen years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and is being amortized on a straight line basis over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any

TLC THE LASER CENTER INC.

events and circumstances, which might have impaired the carrying value. Goodwill is written down to net recoverable value when declines in value are considered to be other than temporary based upon expected undiscounted cash flows of the related acquired business.

Start-up and Development Expenses

Start-up and development expenses represent costs incurred to research and develop potential businesses in North America, including salaries and benefits, professional fees, advertising, promotion and travel, and costs incurred by businesses during the period prior to commencement of commercial operations. Start-up and development expenses are expensed as incurred.

Revenues

The Company includes in income only those operating revenues pertaining to owned laser centers and management fees earned from managing refractive and secondary care practices. Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to refractive and secondary care practices in return for management fees.

Management service revenue is equal to the net revenue of the physician practice, less amounts retained by the physician groups. Net revenue of the physician practice is recorded by the physician groups at established rates reduced by provision for doubtful accounts, contractual adjustments and amounts retained by physician groups. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined.

Deferred Income Taxes

The Company follows the tax allocation method of providing for income taxes. Under this method, deferred income taxes result from the recording of certain income or expenses for accounting purposes in periods other than those in which they are reported for income tax purposes.

Cash and Short-term Deposits

Cash and short-term deposits include short-term investments with original maturities of up to 90 days.

Marketable Securities

Marketable securities, which consist principally of corporate bonds, are carried at the lower of cost and market.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

TLC THE LASER CENTER INC.

2. Cash

                                                                 1998       1997
--------------------------------------------------------------------------------

Cash and short-term deposits                                  $ 1,895    $ 2,935
Funds held in escrow on issuance of special warrants
    (Note 9)                                                       --     10,295
--------------------------------------------------------------------------------
                                                              $ 1,895    $13,230
================================================================================

The Company has a banking facility of approximately CDN$1,700,000 available for posting letters of guarantee, under terms whereby the Company must maintain a similar minimum amount in its bank account. $692,000 of this facility has been utilized at May 31,1998 ($1,167,000 at May 31, 1997). In addition, the Company has posted cash collateral deposits in respect of certain lease commitments, such deposits amount to $1,394,000 at May 31, 1998 (nil at May 31, 1997). These restricted cash amounts have been excluded from cash and short-term deposits.

3. Intangibles and Other Assets

                                                                  1998      1997
--------------------------------------------------------------------------------

Goodwill (net of amortization of $2,164,000
(1997 - $470,000))                                             $32,401   $23,611
Practice management agreements (net of amortization of
    $2,174,000 (1997 - $511,000))                               14,788     6,527
Other                                                            1,663       982
--------------------------------------------------------------------------------
                                                               $48,852   $31,120
================================================================================

4. Capital Assets

                                        1998                  1997
--------------------------------------------------------------------------------
                                               Accumulated          Accumulated
                                        Cost   Depreciation   Cost  Depreciation
--------------------------------------------------------------------------------

Computer equipment and software       $ 6,356    $ 2,766   $   725    $  128
Deposit on lasers                          --         --     2,782        --
Furniture, fixtures and equipment       5,678      1,628     2,534       555
Laser equipment                         8,640      2,837     4,596       796
Leasehold Improvements                 14,911      3,380     4,769       652
Medical equipment                       7,762      1,943     3,579       453
Vehicles and other                        311         55       428        16
--------------------------------------------------------------------------------
                                       43,658     12,609    19,413     2,600
Less: accumulated depreciation         12,609                2,600
--------------------------------------------------------------------------------
Net book value                        $31,049              $16,813
================================================================================

5. Assets Under Capital Lease

                                                              1998          1997
--------------------------------------------------------------------------------

Computer equipment                                         $   177        $   25
Furniture, fixtures and equipment                              393           142
Laser equipment                                             12,082         7,146
Medical equipment                                            2,325           623
--------------------------------------------------------------------------------
                                                            14,977         7,936
Accumulated depreciation                                     3,795           926
--------------------------------------------------------------------------------
                                                           $11,182        $7,010
================================================================================

TLC THE LASER CENTER INC.

6. Long Term Debt

                                                                 1998       1997
--------------------------------------------------------------------------------

Participating Loans
  Interest at 18%, due December 1999 to
    February 2001, collateralized by equipment                $ 3,903     $4,618
Term bank loans
  Interest from LIBOR plus 2.25% to 8.50%, due
    December 2000 to February 2003,
    collateralized by equipment                                 7,336      1,172
--------------------------------------------------------------------------------
                                                               11,239      5,790
Less current portion                                            2,861      1,242
--------------------------------------------------------------------------------
                                                              $ 8,378     $4,548
================================================================================

The participating loan agreements provided for additional monthly payments on principal based on a percentage of net revenues in excess of the minimum monthly payments. Such additional monthly payments ceased once the lender received a specified implicit rate of return. During fiscal 1998, the participating loan terms were amended to increase the minimum monthly payments to a level based on the original specified implicit rate of return and to eliminate the additional monthly payments based on a percentage of revenue.

The majority of long-term debt is denominated in U.S. currency.

Aggregate minimum repayments of principal for each of the next five years are as follows:

1999                                                                      $2,861
2000                                                                      $2,918
2001                                                                      $2,920
2002                                                                      $1,952
2003                                                                      $  588

7. Obligations Under Capital Leases

The leases expire between 1999 and 2003 and include imputed interest at rates ranging from 5% to 16%. The majority of capital leases are denominated in U.S. currency. The capitalized lease obligations represent the present value of future minimum annual lease payments as follows:

                                                        1998               1997
--------------------------------------------------------------------------------

1998                                                $     --           $  2,510
1999                                                   5,946              2,574
2000                                                   5,821              2,395
2001                                                   5,009              1,757
2002                                                   4,002              1,170
2003                                                     809                262
--------------------------------------------------------------------------------
                                                      21,587             10,668
Less interest portion                                 (8,103)            (2,666)
--------------------------------------------------------------------------------
                                                      13,484              8,002
Less current portion                                   3,951              1,631
--------------------------------------------------------------------------------
                                                    $  9,533           $  6,371
================================================================================

8. Deferred Rent and Compensation

Deferred rent represents the benefit of operating lease inducements which benefits are being amortized on a straight line basis over the related lease terms. Deferred compensation represents a plan to compensate certain key managerial executives and was included as part of the acquisition of 20/20 Laser Centers, Inc. ("20/20") (Note 15). The plan vests 100% on the earlier of February 15, 1999 or termination of employment, as defined. $320,000 (May 31, 1997 - $577,000) is accrued on potential deferred compensation of $320,000 (May 31, 1997 - $809,000).

TLC THE LASER CENTER INC.

9. Capital Stock

                                                                 1998       1997
--------------------------------------------------------------------------------

Common -- authorized, unlimited number of shares
  -- Issued: 33,667,843  (1997 - 25,189,707) shares          $143,554    $53,858
  -- Special warrants                                              --      9,664
--------------------------------------------------------------------------------
                                                             $143,554     63,522
================================================================================

Since May 31, 1995, the following additional shares and options were issued:

                                                      Common Share         Special Warrants
                                                      ------------         ----------------
                                                # of Shares   $ Value   # of warrants  $ Value
----------------------------------------------------------------------------------------------
May 31, 1995                                       10,917      1,002            --         --
Private offering, net of issue costs                  502        861
Shares issued as part of Employee Stock Plan          479         --
Initial Public Offering ("IPO"), net of issue       3,200      7,414
    costs
Shares issued to acquire TLC Northwest Eye          1,389      3,918
Exercise of agent's compensation warrants
  related to the IPO                                   31         97
Shares issued as over-allotment options to
  an agent of the IPO                                  71        202            --         --
----------------------------------------------------------------------------------------------
May 31, 1996                                       16,589     13,494            --         --
Exercise of agent's compensation warrants
  Related to the IPO                                  158        486
Public offering, net of issue costs                 4,025     18,015
Shares issued to acquire 20/20                      4,364     21,717
Exercise of stock options                              43         86
Issuance of special warrants, net of issue costs                             1,818   $  9,664
Other                                                  10         60            --         --
----------------------------------------------------------------------------------------------
May 31, 1997                                       25,189     53,858         1,818      9,664
Conversion of special warrants                      1,818      9,664        (1,818)    (9,664)
Additional special warrant issue costs                           (40)
Shares issued for acquisitions (1) (Note 15)        1,604     16,417
Exercise of agent's compensation warrants
  related to the IPO                                  138        447
Exercise of stock options                             179        786
Public offering, net of issue costs                 4,740     62,422            --         --
----------------------------------------------------------------------------------------------
May 31, 1998                                       33,668   $143,554            --         --
==============================================================================================

(1) This includes approximately 421,804 shares issued in connection with the acquisition of The Vision Source, Inc. The Common Shares issued are held in escrow. Release of approximately 210,902 of these shares is subject to an earn out formula. These shares represent contingent purchase consideration and, therefore, they will not be valued until completion of the earn out period and the outcome of the contingency is known. The remaining approximately 210,902 shares will be released from escrow within 15 months from the issue date (see
Note 15).

At May 31, 1998, the Company has reserved 4,116,000 Common Shares for issuance under its stock option plan. Options granted have terms ranging from 5 to 8 years. Vesting provisions on options granted to date include options that vested immediately, options that vest in equal amounts annually over the first four years of the option term and options that vest entirely on the first anniversary from the grant date. Exercise prices, which are denominated in Canadian dollars, for options outstanding as of May 31, 1998 range from CDN$2.50 to CDN$17.90 (US$1.72 to US$12.29).

TLC THE LASER CENTER INC.

                                                     Weighted       Weighted
                                                     Average        Average
                                                     Strike Price   Strike Price
                                         Options     Per Share      Per Share
--------------------------------------------------------------------------------

May 31, 1995                                 20        C$1.50        US$1.03
Granted                                   2,225          3.39           2.33
Exercised                                  (479)         4.11           2.82
--------------------------------------------------------------------------------
May 31, 1996                              1,766        C$3.19        US$2.19
Granted                                     320          7.25           4.98
Exercised                                   (20)         1.50           1.03
                                            (23)         4.11           2.82
Forfeited                                   (74)         6.65           4.56
--------------------------------------------------------------------------------
May 31, 1997                              1,969        C$3.73        US$2.56
Granted                                     518         11.79           8.09
Exercised                                   (71)         6.12           4.20
--------------------------------------------------------------------------------
May 31, 1998                              2,416        C$5.39        US$3.70
================================================================================

Exercisable at May 31, 1998               1,954        C$3.91        US$2.68

The Company also has the following stock options outstanding at May 31, 1998:

o options for various officers of 20/20 with outstanding options to acquire 20/20 shares. The Company has agreed that, immediately upon exercise of the 20/20 options, the Company will issue Common Shares in exchange for the 20/20 shares acquired on exercise, on the basis of 0.37517 Common Shares for every 20/20 share as follows:
o     60,869 (May 31, 1997--167,746) Common Shares at $4.44 per TLC Common Share
o     6,296 Common Shares at $5.33 per TLC Common Share
o 7,503 Common Shares at $8.00 per TLC Common Share all expiring on March 1, 1999.

      During fiscal 1998, 20/20 options were exercised and the resulting 20/20 shares issued were exchanged for 106,877 Common Shares at $4.44 per share.

o 20/20 options were granted to third parties for services rendered to 20/20 at $0.01 per share expiring March 1, 1999. The Company will issue Common Shares in exchange for the 20/20 shares acquired on exercise, on the basis of 0.37517 Common Shares for every 20/20 share for a total of 202,592 Common Shares.

10. Interest and Other and Depreciation and Amortization Expenses

                                                   1998          1997       1996
--------------------------------------------------------------------------------

Interest and other
Interest on long-term debt                      $ 1,200       $   655       $ 74
Interest on capital leases                        1,177           266         61
Interest and bank charges, net                     (351)           (5)        82
Foreign exchange losses (gains)                  (1,334)         (164)       458
--------------------------------------------------------------------------------
                                                $   692       $   752       $675
================================================================================

Depreciation and amortization
Capital assets                                  $ 4,394       $ 1,925       $426
Assets under capital lease                        1,709           598        134
Goodwill                                          1,694           470         --
Practice management agreements                    1,663           470         41
--------------------------------------------------------------------------------
                                                $ 9,460       $ 3,463       $601
================================================================================

TLC THE LASER CENTER INC.

11. Income Tax Losses

As at May 31,1998, the Company and its subsidiaries have non-capital losses carried forward for income tax purposes of approximately $64,957,000, including fiscal 1998 losses of approximately $4,677,000, which are available to reduce taxable income of future years.

The Canadian losses can only be utilized by the source company whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $10,059,000 expire between 2001 and 2005. The United States losses of $54,898,000 expire between 2008 and 2013. Included in the Canadian losses are $8,920,000 of losses and in the United States losses are $44,955,000 of losses from the acquisitions of 20/20 and BeaconEye, of which the availability and timing of utilization may be restricted. The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to loss before income taxes and non-controlling interest were as follows:

                                                                           1998
--------------------------------------------------------------------------------

Income tax recovery based on the Canadian
   statutory income tax rate of 43%                                     $(3,896)
--Current year losses not benefited                                       2,196
--Non-deductible start-up costs net of amortization                         479
--Non-deductible depreciation and amortization                            1,484
--Non-deductible allowances                                                 376
--Cash vs. accrual tax deductions                                         1,545
--Utilization of prior year losses                                       (1,225)
--State income taxes                                                        131
--Large corporation tax                                                      69
--Other                                                                     (88)
--------------------------------------------------------------------------------
Income tax provision                                                    $ 1,071
================================================================================

The income tax provision is as follows:

                                                                            1998
--------------------------------------------------------------------------------

Current
  Canada                                                                  $  940
  United States - federal                                                     --
  United States - state                                                      131
--------------------------------------------------------------------------------
                                                                          $1,071
================================================================================

12. Commitments

At May 31, 1998, the Company has entered into operating leases for rental office space and equipment, which require future minimum lease payments aggregating $22,810,000. Future minimum lease payments over the next five years are as follows:

1999                                                                      $5,509
2000                                                                      $4,915
2001                                                                      $4,617
2002                                                                      $4,172
2003                                                                      $3,597

One of the Company's subsidiaries, together with other investors, have jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee amount to approximately $2,900,000 at May 31, 1998.

TLC THE LASER CENTER INC.

13. Segmented Information The Company's business segments are as follows:

                                                        Secondary                    1998
1998                                      Refractive         Care      Other        Total
-------------------------------------------------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and
  managed clinics                         $  65,297     $ 23,869     $  1,413     $  90,579
Amounts retained by doctor group            (10,566)      (4,711)         (11)      (15,288)
Contractual allowances and adjustments       (3,652)     (12,517)          --       (16,169)
-------------------------------------------------------------------------------------------
Net revenues                                 51,079        6,641        1,402        59,122
Doctor compensation                           5,242           --           --         5,242
-------------------------------------------------------------------------------------------
Net revenue after doctor compensation     $  45,837     $  6,641     $  1,402     $  53,880
-------------------------------------------------------------------------------------------

Expenses
Operating                                    41,620        6,294        1,607        49,521
Interest and other                              416           87          189           692
Depreciation and amortization                 7,107        2,185          168         9,460
-------------------------------------------------------------------------------------------
                                             49,143        8,566        1,964        59,673
-------------------------------------------------------------------------------------------

Income (loss) from operations             $  (3,306)    $ (1,925)        (562)    $  (5,793)
===========================================================================================

Total assets                              $ 137,746     $ 23,887     $  2,599     $ 164,232
===========================================================================================

                                                        Secondary                    1997
1997                                      Refractive         Care      Other        Total
-------------------------------------------------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned
  and managed clinics                     $  18,548     $ 14,294           --     $  32,842
Amounts retained by doctor group             (1,452)      (6,251)          --        (7,703)
Contractual allowances and adjustments       (1,966)      (3,061)          --        (5,027)
-------------------------------------------------------------------------------------------
Net revenues                                 15,130        4,982           --        20,112
Doctor compensation                           1,476           --           --         1,476
-------------------------------------------------------------------------------------------
Net revenue after doctor compensation        13,654        4,982           --        18,636
-------------------------------------------------------------------------------------------

Expenses
Operating                                    15,637        3,961           --        19,598
Interest and other                              637          115           --           752
Depreciation and amortization                 2,728          735           --         3,463
-------------------------------------------------------------------------------------------
                                             19,002        4,811           --        23,813
-------------------------------------------------------------------------------------------

Income (loss) from operations             $  (5,348)    $    171           --     $  (5,177)
===========================================================================================

Total assets                              $  65,108     $  8,676           --     $  73,784
===========================================================================================

                                                        Secondary                    1996
1996                                      Refractive         Care      Other        Total
-------------------------------------------------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned
  and managed clinics                     $   5,474     $  5,512           --     $  10,986
Amounts retained by doctor group                 --       (2,307)          --        (2,307)
Contractual allowances and adjustments           --       (2,253)          --        (2,253)
-------------------------------------------------------------------------------------------
Net revenues                                  5,474          952           --         6,426
Doctor compensation                             953           --           --           953
-------------------------------------------------------------------------------------------
Net revenue after doctor compensation         4,521          952           --         5,473
-------------------------------------------------------------------------------------------

Expenses
Operating                                     4,082          527           --         4,609
Interest and other                              653           22           --           675
Depreciation and amortization                   480          121           --           601
-------------------------------------------------------------------------------------------
                                              5,215          670           --         5,885
-------------------------------------------------------------------------------------------
Income (loss) from operations             $    (694)    $    282           --     $    (412)
===========================================================================================

Total assets                              $   7,723     $  9,096           --     $  16,819
===========================================================================================

TLC THE LASER CENTER INC.

13. Segmented Information (continues) The Company's geographic segments are as follows:

                                                                  United          1998
1998                                                Canada        States         Total
--------------------------------------------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and managed clinics    $ 12,527     $ 78,052     $  90,579
Amounts retained by doctor group                       (653)     (14,635)      (15,288)
Contractual allowances and adjustments                 (699)     (15,470)      (16,169)
--------------------------------------------------------------------------------------
Net revenues                                         11,175       47,947        59,122
Doctor compensation                                   1,475        3,767         5,242
--------------------------------------------------------------------------------------
Net revenue after doctor compensation              $  9,700     $ 44,180     $  53,880
--------------------------------------------------------------------------------------

Expenses
Operating                                            11,206       38,315        49,521
Interest and other                                   (1,646)       2,338           692
Depreciation and amortization                         1,321        8,139         9,460
--------------------------------------------------------------------------------------
                                                     10,881       48,792        59,673
--------------------------------------------------------------------------------------

Income (loss) from operations                      $ (1,181)    $ (4,612)    $  (5,793)
======================================================================================

Total assets                                       $ 87,948     $ 76,284     $ 164,232
======================================================================================
Capital expenditures                               $    717     $  5,939     $   6,656
======================================================================================

                                                                  United          1997
1997                                                Canada        States         Total
--------------------------------------------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and managed clinics    $  7,745     $ 25,097     $  32,842
Amounts retained by doctor group                         --       (7,703)       (7,703)
Contractual allowances and adjustments                   --       (5,027)       (5,027)
--------------------------------------------------------------------------------------
Net revenues                                          7,745       12,367        20,112
Doctor compensation                                     895          581         1,476
--------------------------------------------------------------------------------------
Net revenue after doctor compensation              $  6,850     $ 11,786     $  18,636
--------------------------------------------------------------------------------------

Expenses
Operating                                             9,350       10,248        19,598
Interest and other                                     (213)         965           752
Depreciation and amortization                           480        2,983         3,463
--------------------------------------------------------------------------------------
                                                      9,617       14,196        23,813
--------------------------------------------------------------------------------------

Income (loss) from operations                      $ (2,767)    $ (2,410)    $  (5,177)
======================================================================================

Total assets                                       $ 16,272     $ 57,510     $  73,784
======================================================================================
Capital expenditures                               $    846     $ 16,416     $  17,262
======================================================================================

                                                                  United          1996
1996                                                Canada        States         Total
--------------------------------------------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and managed clinics    $  5,002     $  5,984     $  10,986
Amounts retained by doctor group                         --       (2,307)       (2,307)
Contractual allowances and adjustments                   --       (2,253)       (2,253)
--------------------------------------------------------------------------------------
Net revenues                                          5,002        1,424         6,426
Doctor compensation                                     953           --           953
--------------------------------------------------------------------------------------
Net revenue after doctor compensation              $  4,049     $  1,424     $   5,473
--------------------------------------------------------------------------------------

Expenses
Operating                                             2,943        1,666         4,609
Interest and other                                      609           66           675
Depreciation and amortization                           367          234           601
--------------------------------------------------------------------------------------
                                                      3,919        1,966         5,885
--------------------------------------------------------------------------------------
Income (loss) from operations                      $    130     $   (542)    $    (412)
======================================================================================

Total assets                                       $  4,696     $ 12,123     $  16,819
======================================================================================
Capital expenditures                               $    758     $ 10,153     $  10,911
======================================================================================

TLC THE LASER CENTER INC.

14. Financial Instruments

Fair Value

The carrying amounts of cash and short-term deposits, accounts receivable, income taxes recoverable, accounts payable and accrued liabilities and income taxes payable approximates their fair values because of the short-term maturities of these items.

Given the large number of individual long-term debt instruments and capital lease obligations held by the Company, it is not practicable within constraints of timeliness and cost to determine fair value. However, the Company expects that if it were able to renegotiate such instruments at the current market rates available to the Company, it would obtain more favorable terms given the Company's growth and current financial position.

The fair values of the Company's marketable securities are based on quotes from brokers.

The Company's marketable securities portfolio consists substantially of long-term corporate bonds. The bonds were purchased with the proceeds from the Company's April 1998 share offering and at May 31, 1998 the bonds had remaining terms to maturity not exceeding six months with a substantial majority of the bonds having terms to maturity of less than one month. It is the Company's intention to hold the bonds to their maturity.

                                                             1998           1997
--------------------------------------------------------------------------------

Fair values
Marketable securities                                     $54,641           $ --

Risk Management

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which include the analysis of the financial position of its customers and the regular review of credit limits. The Company does not have a significant exposure to any individual customer, except for amounts due from those refractive and secondary eye practices which it manages and which are collateralized by the practice's patient receivables. As at May 31, 1998, there was one individual amount in excess of 10% of total accounts receivable which amounted to $3,099,000. The accounts receivable from nine other practices under management aggregated to $3,435,000 at May 31, 1998, which represents 34% of total accounts receivable.

Cash accounts at the Canadian banks are insured by Canadian Depositary Insurance Corporation for up to C$60,000. In the United States, the Federal Depositary Insurance Corporation insures cash balances up to $100,000. At May 31, 1998, bank deposits exceeded insured limits by $3,475,275.

The Company operates internationally and is therefore exposed to market risks related to foreign currency fluctuations. As well, there is cash flow exposure to interest rate fluctuations on debt carrying floating rates of interest.

TLC THE LASER CENTER INC.

15. Acquisitions

BeaconEye Inc.

On April 9, 1998, the Company, through a take-over bid circular, acquired 97% of the common shares of BeaconEye Inc. ("BeaconEye") and the remaining 3% was acquired by May 27, 1998. The acquisition was financed through the issuance of 872,292 Common Shares.

The Company's investment in BeaconEye has been accounted for by the purchase method and the results of operations have been consolidated from April 16, 1998.

The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair values as follows:

Current assets                                                          $ 1,200
Restricted cash                                                           1,380
Capital assets and assets under capital lease                            15,844
Goodwill                                                                  9,011
Current liabilities assumed                                              (6,141)
Long term debt and obligations under capital lease                       (5,037)
--------------------------------------------------------------------------------
                                                                        $16,257
================================================================================
Funded by
Issuance of Common Shares                                               $11,692
Funding of BeaconEye obligations and restructuring
  costs through April 16, 1998                                            4,483
Acquisition costs                                                            82
--------------------------------------------------------------------------------
                                                                        $16,257
================================================================================

Wisconsin

In the fourth quarter of 1998, the Company formed a new wholly-owned subsidiary in the State of Wisconsin (the "subsidiary"). The subsidiary entered into a practice management agreement with a local doctor group, and intends to jointly develop a medical practice to be owned by the local doctor group and managed by the subsidiary. In consideration for entering into the practice management agreement, the Company issued the consideration described below which was allocated to the net assets acquired as follows:

Practice management agreement                                             $2,881
--------------------------------------------------------------------------------

Funded by
Issuance of Common Shares                                                 $2,581
Cash                                                                         300
--------------------------------------------------------------------------------
                                                                          $2,881
================================================================================

TLC THE LASER CENTER INC.

Michigan

On February 1, 1998, the Company entered into an agreement (the "Venture") in the State of Michigan. The Venture, called TLC Michigan, L.L.C., is owned 50.1% by the Company and 49.9% by a group of ophthalmologists. The Venture owns secondary care centers throughout Michigan, and, through subsidiaries, a refractive laser center and an 80% interest in a cosmetic laser center in the Detroit area.

The Company's investment in the Venture has been accounted for by the purchase method and the results of operations have been consolidated from February 1, 1998.

The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair values as follows:

Current assets (including cash of $500,000)                             $   552
Capital assets                                                              567
Practice management agreement                                             6,403
Investment in subsidiaries                                                  754
Note receivable                                                           4,682
Other assets                                                                146
Current liabilities including current portion of long term debt            (298)
Long term debt                                                             (332)
Minority interest                                                        (5,912)
--------------------------------------------------------------------------------
                                                                        $ 6,562
================================================================================

Funded by
Issuance of Common Shares                                               $   626
Contribution of cash                                                        500
Contribution of assets                                                      754
Note payable to the Venture                                               4,682
--------------------------------------------------------------------------------
                                                                        $ 6,562
================================================================================

The Vision Source, Inc.

On July 23, 1997, the Company acquired 100% of the common shares of The Vision Source, Inc. The acquisition was financed through the issuance of 421,804 Common Shares (see Note 9). The purchase price of $1,303,000 was allocated primarily to goodwill. The Common Shares issued are held in escrow. Release of 210,902 of these shares is subject to an earn out formula. These shares represent contingent purchase consideration and, therefore, will not be valued until completion of the earn out period and the outcome of the contingency is known. The remaining 210,902 shares will be released from escrow within 15 months from the issue date.

20/20 Laser Centers, Inc.

On February 10, 1997, the Company acquired 99.9% of the common shares of 20/20. The acquisition was financed through the issuance of Common Shares (see Note 9). The results of operations of 20/20 have been consolidated from the date of acquisition.

The total cost of the acquisition, using the purchase method of accounting, was allocated to the net assets acquired on the basis of their book values and then adjusted for fair values as follows:

Book values
Current assets                                                         $  1,663
Capital assets                                                            1,954
Assets under capital lease                                                3,555
Other assets                                                                268
Current liabilities                                                      (5,443)
Obligations under capital lease                                          (2,380)
Other liabilities                                                          (604)
Non-controlling interest                                                   (220)
--------------------------------------------------------------------------------
                                                                         (1,207)
Fair value adjustments
Assets under capital lease                                               (1,146)
Goodwill                                                                 24,070
--------------------------------------------------------------------------------
                                                                       $ 21,717
================================================================================

TLC THE LASER CENTER INC.

16. Comparative Figures

Certain comparative figures have been reclassified to conform with the current year's presentation.

17. Difference Between Canadian and United States Generally Accepted Accounting Principles

These consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in Canada. The most significant differences between Canadian and United States GAAP, insofar as they affect the Company's consolidated financial statements, are described below.

The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP:

                                                     1998       1997       1996
--------------------------------------------------------------------------------

Net loss for the year -- Canadian GAAP           $ (9,538)   $(9,574)   $(1,979)
Deferred foreign exchange losses (i)                 (742)        --         --
Differences in accounting for stock-based
  compensation (APB 25) (ii)                           --         --     (1,350)
--------------------------------------------------------------------------------
Net loss for the year -- U.S. GAAP               $(10,280)   $(9,574)   $(3,329)
================================================================================
Loss per share -- U.S. GAAP (iii)                $  (0.37)   $ (0.47)   $ (0.26)
================================================================================

(i) The gain or loss on translation of foreign currency denominated long-term monetary items is deferred and amortized over the remaining life of the item under Canadian GAAP. Under U.S. GAAP, the gain or loss on translation is included in income when it arises.

(ii) The APB25 adjustment affects the U.S. GAAP balance sheet resulting in an increase in capital stock and an increase in deficit.

(iii) SFAS No. 128, "Earnings Per Share", is effective for fiscal periods ending after December 15, 1997. This statement has been retroactively applied to all periods presented and it had no significant effect on the reported U.S. GAAP earnings per share data for the years ended May 31, 1998, 1997, and 1996.

Shareholders' equity under U.S. GAAP would have been $121,133,000 at May 31, 1998 ($51,381,000 at May 31, 1997).

Additional disclosures required related to the reconciliation of the consolidated financial statements from Canadian to U.S. GAAP are as follows:

(a) Statement of Changes in Financial Position

The Company's fiscal 1996 acquisition of TLC Northwest Eye Inc., financed in part through the issuance of Common Shares, would be considered a non-cash transaction under U.S. GAAP resulting in a reduction in cash provided by financing activities of $3,918,000 and a reduction in cash used in investing activities of $3,918,000.

The Company's fiscal 1997 acquisition of 20/20, financed through the issuance of Common Shares, would be considered a non-cash transaction under U.S. GAAP resulting in a reduction in cash provided by financing activities of $21,717,000 and a reduction in cash used in investing activities of $21,717,000.

The portion of the purchase prices financed through the issuance of Common Shares for the Company's fiscal 1998 acquisitions of The Vision Source, Inc., the Michigan Venture, the Wisconsin Venture and BeaconEye would be considered non-cash transactions under U.S. GAAP resulting in a reduction in cash provided by financing activities of $16,417,000 and a reduction in cash used in investing activities of $16,417,000.

The Company has acquired capital assets financed through capital lease obligations which would be considered non-cash transactions under U.S. GAAP resulting in a reduction in cash provided by financing activities and a corresponding reduction in cash used in investing activities of the following amounts:

Year ended May 31, 1998                                                   $2,196
Year ended May 31, 1997                                                    4,480
Year ended May 31, 1996                                                      391

Interest paid in cash is not substantially different than interest expense in all periods presented. Income taxes paid in cash were $458,000 in fiscal 1998. Amounts paid in cash in prior years were not significant.

TLC THE LASER CENTER INC.

(b) Stock-based Compensation

SFAS No. 123, "Accounting for Stock-based Compensation", became effective for the Company's Fiscal 1997 year. The Company continues to account for its outstanding fixed price stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", which results in the recording of no compensation expense in the Company's circumstances. Had compensation expense for stock options granted been determined based upon fair value at the grant date consistent with the methodology described under SFAS No. 123, the pro forma effects of fiscal 1996, 1997 and 1998 grants on the net loss and loss per share amounts for the years ended May 31, 1998, 1997 and 1996 would have been as follows:

                                                    1998        1997       1996
--------------------------------------------------------------------------------

Net loss under U.S. GAAP                        $(10,280)   $ (9,574)   $(3,329)
Adjustments for SFAS 123                          (1,195)       (662)      (875)
--------------------------------------------------------------------------------
Pro forma net loss under U.S. GAAP              $(11,475)   $(10,236)   $(4,204)
================================================================================
Pro forma loss per share under U.S. GAAP        $  (0.41)   $  (0.49)   $ (0.33)
================================================================================

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%; dividend yield of 0%, volatility of the expected market price of the Company's Common Shares of 0.60; and a weighted average expected option life of 2.5 years. The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

(c) Income Taxes

Deferred income taxes under U.S. GAAP consist of the following temporary differences:

                                                                           1998
--------------------------------------------------------------------------------
Assets:
Tax benefit of loss carry forwards
  Pre-acquisition                                                      $ 22,132
  Post-acquisition                                                        4,446
Start-up costs                                                            1,180
Valuation allowance                                                     (27,758)
--------------------------------------------------------------------------------
                                                                       $     --
================================================================================

Liabilities:
Practice management agreements (1)                                     $  7,728
Other                                                                       118
--------------------------------------------------------------------------------
                                                                       $  7,846
================================================================================

(1) Under U.S GAAP, deferred taxes are recorded based on the difference between the values assigned for accounting purposes and the tax values of individual assets acquired in business combinations, except for nondeductible goodwill. The only such significant differences with respect to the Company are the practice management agreement assets acquired through the TLC Northwest Eye Inc. acquisition in fiscal 1996, and the Michigan Venture and Wisconsin venture acquisitions in fiscal 1998. Under U.S. GAAP, this deferred tax liability is matched by an equal increase in the value assigned to the practice management agreement assets. In the statement of income, the resulting increased annual asset amortization is offset by an equal deferred tax recovery with no effect on the net loss.

(d) Pro Forma Effects of Acquisitions

Under APB 16, the Company is required to disclose the following information relating to its acquisitions:

If 20/20 had been acquired on June 1, 1995, the pro forma effects on the statements of income for the fiscal periods ended May 31, 1996 and 1997 would have been additional net revenues of $2,164,000 and $3,288,000 and additional net losses of $5,616,000 and $5,344,000 respectively, based on unaudited 20/20 financial statements for those periods.

TLC THE LASER CENTER INC.

If BeaconEye had been acquired on June 1, 1996, the unaudited pro forma effects on the statements of income for the fiscal periods ended May 31, 1997 and 1998 would have been additional net revenues of $7,229,000 and $5,979,000 and additional net losses of $16,995,000 and $16,143,000, respectively.

(e) Reporting Currency

Effective May 31, 1998, the Company adopted the U.S. dollar as its reporting currency. Prior to this change the Canadian dollar had been used as the Company's reporting currency. Under Canadian GAAP, the Company's financial statements for all periods presented through May 31, 1998 have been translated from Canadian dollars to U.S. dollars using the exchange rate in effect at May 31, 1998. Under U.S. GAAP, the financial statements for periods prior to the change in reporting currency must be translated to U.S. dollars using the current rate method, which method uses specific year end or specific annual average exchange rates as appropriate. The application of the current rate method to the periods presented did not result in any material differences from the Canadian GAAP financial statements, and as such, these differences are not presented in this note.

(f) Other

Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which have not yet been adopted due to delayed effective dates.

SFAS No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", are effective for the Company's May 31, 1999 year end. The Company has not yet determined the impact of these pronouncements on its consolidated financial statements.

The Emerging Issues Task Force has issued EITF Abstract No. 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Arrangements", which is effective for the Company's May 31, 1999 year end. This Abstract addresses, amongst other things, the circumstances under which it is appropriate to consolidate physician practices managed by the Company. The Company expects that it will continue to not consolidate physician practices under its management.

18. Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

19. Subsequent Events

LaserSight Incorporated

On June 8, 1998 the Company made a portfolio investment of $8.0 million in cash through the purchase of 2,000,000 preference shares in LaserSight Incorporated (LaserSight). These preference shares are convertible to LaserSight I common shares at $4.00. This investment was made to fund the start up and development of mobile open access excimer lasers to individual doctors and networks throughout North America. The companies will focus on providing the best technology in a cost-effective manner to both urban and rural based ophthalmic surgeons.

AllSight, Inc.

On June 16, 1998 the Company made a 51% equity investment of $204,000 in cash in AllSight, Inc., a refractive laser center in the Pittsburgh, PA area.

TLC THE LASER CENTER INC.

Western Oklahoma Eye Center

On June 16, 1998, the Company acquired the operating assets and liabilities of Western Oklahoma Eye Center in exchange for cash and common shares. Consideration for this acquisition was $182,000 and $835,000 respectively. Simultaneous with the acquisition, the Company entered into a long-term practice management agreement with Dr. John Belardo, P.C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below in this Item 10, the information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 1998.

Directors and Executive Officers

The following table indicates the names, ages and positions of the Company's directors and executive officers. There is no family relationship between any of the officers or directors.

Name                                    Age  Position with Company
----                                    ---  ---------------------

Elias Vamvakas                           39  President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors

Dr. Jeffery J. Machat                    36  Co-National Medical Director and
                                             Director

Madeline D. Walker                       51  Chief Operating Officer

Frances J.K. Brotherhood                 50  Executive Vice President, Secondary
                                             Care

Dr. David C. Eldridge                    43  Executive Vice President, Clinical
                                             Affairs

Gary F. Jonas                            52  Executive Vice President, Strategic
                                             Growth

Peter J. Kastelic                        41  Chief Financial Officer and
                                             Treasurer

Ronald J. Kelly                          35  Vice President, Acquisitions and
                                             General Counsel

John F. Riegert                          68  Secretary and Director

Henry Lynn                               47  Executive Vice President,
                                             Information Systems

Howard J. Gourwitz (1)(2)(3)             49  Director

Dr. William David Sullins, Jr.(1)(2)(3)  55  Director

Warren S. Rustand(4)(5)                  55  Director

James R. Connacher(1)(3)                 61  Director

(1)   Member of the Company's Compensation Committee.
(2)   Member of the Company's Audit Committee.
(3)   Member of the Company's Corporate Governance Committee.

TLC THE LASER CENTER INC.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 1998.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 1998.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

Report of Independent Auditors.

Consolidated Statements of Income-- Years Ended May 31, 1996, 1997 and 1998.

Consolidated Balance Sheets as of May 31, 1997 and 1998

Consolidated Statements of Deficit -- Years Ended May 31, 1996, 1997 and 1998.

Consolidated Statements of Changes in Financial Position -- Years Ended May 31, 1996, 1997 and 1998.

Notes to Consolidated Financial Statements

(a)(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

      None

TLC THE LASER CENTER INC.

(a)(3) The following exhibits are provided with this Form 10-K:

Exhibit Number           Description

     3.1                 Articles of Incorporation

     3.2                 By-Laws of the Company

     4.1 The Company is a party to several agreements defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. On request, the Company agrees to furnish a copy of each such instrument to the Commission.

     10.1                Material Contracts:

                         Certain Material Contracts Not in the Ordinary Course of Business:

                         (a)   Support Agreement with BeaconEye, Inc.
                         (b)   Share for Share Exchange Agreement for
                               acquisition of 20/20 Laser Centers, Inc.

                         Certain Management Contracts, Compensatory Plans, Contracts or Arrangements:

                         (c) TLC Amended and Restated Share Option Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162))
                         (d) TLC Share Purchase Plan (incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162)).
                         (e)   Employment Agreement with Elias Vamvakas
                         (f) Escrow Agreement with Elias Vamvakas and Jeffery J. Machat
                         (g) Consulting Agreement with Excimer Management Corporation
                         (h)   Employment Agreement with Gary F. Jonas
                         (i)   Employment Agreement with Frances J.K.
                               Brotherhood
                         (j)   Consulting Agreement with Kelmar Corporation
                         (k) Consulting Agreement with Mainstay Human Resources Corp.
                         (l)   Shareholder Agreement For Vision Corporation

     21.1                List of all Registrant's Subsidiaries

     23.1                Consent of Auditors

     27                  Financial Data Schedule

TLC THE LASER CENTER INC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TLC THE LASER CENTER INC.


                                       By: /s/ Elias Vamvakas
                                           ----------------------------
                                           Elias Vamvakas
                                           Chief Executive Officer
                                           August 28, 1998

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                   TITLE                          DATE
    ---------                   -----                          ----


/s/ Elias Vamvakas         President, Chief Executive Officer  August 26, 1998
-------------------------  and Chairman of the Board of
Elias Vamvakas             Directors


/s/ Peter J. Kastelic      Chief Financial Officer and         August 26, 1998
-------------------------  Treasurer
Peter J. Kastelic


/s/ Jeffery J. Machat      Co-National Medical Director and    August 27, 1998
-------------------------  Director
Dr. Jeffery J. Machat


/s/ Howard J. Gourwitz     Director                            August 28, 1998
-------------------------
Howard J. Gourwitz


/s/ William David Sullins  Director                            August 26, 1998
-------------------------
Dr. William David Sullins


/s/ Warren S. Rustand      Director                            August 28, 1998
-------------------------
Warren S. Rustand


/s/ John F. Riegert        Director                            August 26, 1998
-------------------------
John F. Riegert


/s/ James R. Connacher     Director                            August 27, 1998
-------------------------
James R. Connacher