Form 10-Q
period 1998-08-31
TLC LASER CENTER INC
filed 1998-10-15
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998
                         COMMISSION FILE NUMBER: 0-29302

                            TLC THE LASER CENTER INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Ontario, Canada
       (State or jurisdiction of                      980151150
    incorporation or organization)       (I.R.S. Employer Identification No.)

    5600 Explorer Drive, Suite 301
         Mississauga, Ontario                          L4W 4Y2
    (Address of principal executive                   (Zip Code)
               offices)

Registrant's telephone, including area code         (905) 602-2020

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of September 21, 1998, there were 33,824,717 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the U.S. Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC" shall mean TLC The Laser Center Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-Q to a particular fiscal year shall mean the 12 months ended on May 31 in that year. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I. FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements
              Consolidated Balance Sheets as of August 31, 1998 and May 31, 1998

              Consolidated Statement of Income for the Three Months Ended August 31, 1997 and August 31, 1998

              Consolidated Statement of Changes in Financial Position for the Three Months Ended August 31, 1997 and August 31, 1998

              Notes to Interim Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 2. Changes in Securities

      Item 5. Other Information

      Item 6. Exhibits

                          PART I. FINANCIAL INFORMATION

ITEM 1. TLC THE LASER CENTER INC.
        CONSOLIDATED BALANCE SHEET

                                                        August 31        May 31
(U.S. dollars, in thousands)                              1998            1998
================================================================================
                                                       (Unaudited)
ASSETS
Current assets
  Cash and short-term deposits                            $  2,578     $  1,895
  Marketable securities                                     44,624       54,234
  Accounts receivable                                        6,856       10,282
  Prepaids and sundry assets                                 5,455        4,632
--------------------------------------------------------------------------------
  Total current assets                                      59,513       71,043
Restricted cash                                              1,361        2,086
Investments and other assets                                10,477        1,663
Intangibles                                                 48,761       47,189
Capital assets                                              33,596       31,049
Assets under capital lease                                  11,708       11,182
--------------------------------------------------------------------------------
Total assets                                              $165,416     $164,212
================================================================================

LIABILITIES
Current liabilities
  Accounts payable and accrued liabilities                   9,846        9,096
  Current portion of long term debt                          3,454        2,861
  Current portion of obligations under
    capital lease                                            4,012        3,951
  Income taxes payable                                         493          613
  Deferred compensation                                        320          320
  Deferred income taxes                                        116          118
--------------------------------------------------------------------------------
  Total current liabilities                                 18,241       16,959
Long term debt                                               7,461        8,378
Obligations under capital lease                              9,396        9,533
Deferred rent and compensation                                 925        1,110
--------------------------------------------------------------------------------
  Total liabilities                                         36,023       35,980
--------------------------------------------------------------------------------
Non-controlling interest                                     6,830        6,357
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock
    - authorized, unlimited number of shares
    - issued 33,743,787 (May 31, 1998: 33,667,843)         143,839      143,554
Deficit                                                    (21,276)     (21,679)
--------------------------------------------------------------------------------
  Total shareholders' equity                               122,563      121,875
--------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

                 TLC THE LASER CENTER INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 THREE MONTHS ENDED AUGUST 31
                 (Unaudited)

(U.S. dollars, in thousands except per share amounts)   1998              1997
================================================================================

Net revenues
     Refractive                                  $     26,384      $      9,195
     Secondary care                                     2,321             1,506
     Other                                                258               332
--------------------------------------------------------------------------------
Net revenues                                           28,963            11,033
--------------------------------------------------------------------------------
Expenses
     Doctor Compensation
       Refractive                                       2,595             1,618
     Operating                                         19,707             8,653
     Interest and other                                   711               330
     Depreciation and amortization                      3,615             1,865
--------------------------------------------------------------------------------
                                                       26,628            12,466
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS BEFORE
     START-UP AND DEVELOPMENT EXPENSES                  2,335            (1,433)
Start-up and development expenses                         995             1,099
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
     NON-CONTROLLING INTEREST                           1,340            (2,532)
--------------------------------------------------------------------------------
Income taxes
     Current                                              619                18
--------------------------------------------------------------------------------
                                                          619                18
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE NON-CONTROLLING
     INTEREST                                             721            (2,550)
Non-controlling interest                                 (318)               --
--------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD                 $        403      $     (2,550)
================================================================================

INCOME (LOSS) PER SHARE                          $       0.01      $      (0.09)

Weighted average number of
     Common Shares Outstanding                     33,698,630        26,914,000

See notes to interim consolidated financial statements.

                 TLC THE LASER CENTER INC.
                 CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION THREE MONTHS ENDED AUGUST 31
                 (Unaudited)

(U.S. dollars, in thousands)                             1998             1997
================================================================================

Operating activities
Net income(loss)                                 $        403      $     (2,550)
Items not affecting cash
  Depreciation and amortization                         3,615             1,865
  Non-controlling interest                                318                --
  Deferred income taxes (net)                              --               116
  Other                                                   241                78
Changes in non-cash operating items
Accounts receivable                                     3,426            (1,231)
Prepaids and sundry assets                               (789)             (363)
Accounts payable and accrued liabilities                 (234)             (509)
Income taxes payable (net)                                (79)              (71)
Deferred rent and compensation                           (185)               --
--------------------------------------------------------------------------------
Cash provided by (used for) operating activities        6,716            (2,665)
--------------------------------------------------------------------------------

Financing activities
Restricted cash                                           725                --
Long term debt                                         (1,165)             (316)
Term bank loan                                             --                (7)
Obligations under capital lease                          (336)             (220)
Non-controlling interest                                  (44)               --
Capital stock issued                                      285             1,310
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities         (535)              767
--------------------------------------------------------------------------------

Investing activities
Capital assets                                         (3,953)           (2,901)
Assets under capital lease                               (699)              (36)
Acquisitions and investments                          (10,511)           (1,434)
Marketable securities                                   9,610                --
Other                                                      55                 9
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities       (5,498)           (4,362)
--------------------------------------------------------------------------------
Increase (decrease) in cash                               683            (6,260)
Cash and short-term deposits, beginning of period       1,895            14,397
--------------------------------------------------------------------------------
Cash and short-term deposits, end of period      $      2,578      $      8,137
================================================================================

See notes to interim consolidated financial statements.

TLC THE LASER CENTER INC. AND SUBSIDIARIES

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

            AUGUST 31, 1998
            (Unaudited)

      1. The information in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 1998 Annual Report on Form 10-K filed by TLC The Laser Center Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of August 31, 1998 and August 31, 1997, and for the quarterly period then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The August 31, 1997 three month consolidation includes certain reclassifications to conform with classifications for the three month period ended August 31, 1998.

            The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

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

      2. On June 8, 1998 the Company made a portfolio investment of $8.0 million in cash through the purchase of 2,000,000 preference shares in LaserSight Incorporated. These preference shares are convertible to LaserSight Incorporated common shares at $4.00. This investment was made to fund the start up and development of mobile open access excimer lasers to individual doctors and networks throughout North America. The companies will focus on providing the best technology in a cost-effective manner to both urban and rural based ophthalmic surgeons.

            On June 16, 1998 the Company made a 51% equity investment of $204,000 in cash in AllSight, Inc., a refractive laser center in the Pittsburgh, PA area.

            On June 16, 1998, the Company acquired the operating assets and liabilities of Western Oklahoma Eye Center in exchange for $182,000 in cash and $835,000 in common shares. Simultaneous with the acquisition, the Company entered into a long-term practice management agreement with Dr. John Belardo, P.C.

            On July 1, 1998 TLC NorthWest Eye, Inc., a wholly owned subsidiary of the Company, acquired operating assets and liabilities from the Figgs Eye Clinic in Yakema, Washington and Robert C. Bockoven, M.D. with three locations in Washington in exchange for $737,500 in cash and $737,500 in debt.

      3. These consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in Canada. The most significant differences between Canadian and United States GAAP, insofar as they affect the Company's consolidated financial statements, are described below.

            The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP:

                                                                   Three months ended
                                                                     August 31, 1998

                        Net income for the period--Canadian GAAP         $   403
                        Deferred foreign exchange gains                  $   249
                        Net income for the period--U.S. GAAP             $   652
                        Income per share--U.S. GAAP                      $  0.02

                  The gain or loss on translation of foreign currency denominated long-term monetary items is deferred and amortized over the remaining life of the item under Canadian GAAP. Under U.S. GAAP, the gain or loss on translation is included in income when it arises.

      Shareholders' equity under U.S. GAAP would have been $122,070,000 at August 31, 1998.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended August 31, 1998 Compared to Quarter Ended August 31, 1997

                 TLC THE LASER CENTER INC.
                 SUPPLEMENTARY SEGMENTED FINANCIAL INFORMATION

Three months ended August 31                             Secondary                         1998           1997
(U.S. dollars, in thousands)               Refractive         Care          Other         Total          Total
================================================================================================       ========
Net revenues                               $ 26,384       $  2,321       $    258       $ 28,963       $ 11,033
Doctor compensation                           2,595             --             --          2,595          1,618
------------------------------------------------------------------------------------------------       --------
Net revenue after doctor compensation        23,789          2,321            258         26,368          9,415
------------------------------------------------------------------------------------------------       --------

Operating Expenses                           17,265          1,975            467         19,707          8,653
Interest and other                              768            (62)             5            711            330
Depreciation and amortization                 3,041            493             81          3,615          1,865
                                           -----------------------------------------------------       --------
Income (loss) from operations before
  start up and development expenses        $  2,715       $    (85)      $   (295)      $  2,335       $ (1,433)
                                           -----------------------------------------------------       --------

Total net revenues in the first quarter of the 1999 fiscal year increased from $11.0 million the previous year to $29.0 million, an increase of 162%. More than 17,700 procedures were performed in the quarter as compared to 6,100 during the first quarter of fiscal 1998. The increase in revenues is a result of improved procedure volumes at all sites that have been open in the two periods, the development of new centers and the acquisition of BeaconEye centers which contributed 2,841 procedures in the quarter. Net Revenues from secondary care centers increased $.8 million to $2.3 million from $1.5 million in the first quarter of fiscal 1998. The recent acquisition of TLC Michigan accounted for the majority of the increase.

Total operating expenses and doctor compensation increased to $22.3 million from $10.3 million or 116%. This increase is a result of (i) increased fixed and variable cost attributed to the addition of new refractive centers including the acquisition of eleven BeaconEye centers, (ii) increases in the variable cost component resulting from the higher number of procedures performed at centers that have been open for more than a year. Operating expenses and doctor compensation as a percentage of net revenues were 77% as compared to 94% in the previous first quarter. This reduction reflects the impact of having reached revenue levels which cover fixed costs at most centers.

Interest expense and other of $.7 million compares to $.3 million which is an increase of 115% because of greater interest expense due to higher debt levels incurred to finance equipment and debt included as part of the Beacon acquisition. These higher costs were partially offset with interest income from the higher level of cash and marketable securities held.

Depreciation and amortization increased to $3.6 million from $1.9 million in the first quarter of the previous year. This increase is largely a result of new centers and the additional depreciation and amortization charges associated with the BeaconEye acquisition. Depreciation and amortization of BeaconEye assets totalled $1.2 million in the quarter.

Start up and development costs decreased to $1.0 million compared to $1.1 million in 1998 and largely were incurred by Partner Provider Health for the development of a managed care business specializing in eye care. All losses incurred at new laser centers are expensed once construction is complete and refractive procedures are being performed at the center.

Income tax expense increased to $.6 million in the first quarter as compared to nil in the first quarter of 1998. This increase is a result of certain Canadian centers profits being taxed in Canada, as prior period U.S. losses cannot be applied to offset such Canadian taxable income.

The net income of $.4 million or one cent per share compared to a loss of $2.6 million or nine cents loss a share in the first quarter of fiscal 1998. This net income was generated by operating profits of $2.7 million from the refractive surgery business (compared to operating losses from refractive surgery of $1.3 million during the first quarter of fiscal 1998) which was reduced by losses in secondary care, and other business including PPH.

This net income was the first to be generated by TLC since becoming a public company in Canada in 1996.

Liquidity and Capital Resources

Cash from operating activities was $6.7 million for the quarter as compared to the first quarter of fiscal 1998 use of cash of $2.7 million. This is primarily a result of the company generating its first net income.

The company is continuing to develop or acquire new refractive centers and is therefore increasing its investment in capital assets. In addition, the company made a strategic investment in Lasersight Incorporated at a cost of $8 million.

Working capital decreased to $41.3 million from $54.1 million at May 31 1998. Cash and marketable securities were $47.2 million as compared to $56.1 million at May 31 1998 which reflects to a large extent the company's use of cash for its investment in Lasersight.

The Company estimates that funds expected to be generated from operations and available credit facilities, together with the net proceeds of the recent public offering, will be sufficient to fund the Company's anticipated level of operations and its current acquisition and expansion plans for the next twelve to eighteen months.

Year 2000 Compliance

The Company is currently completing a comprehensive study of the possible affects of the Year 2000 issue on its systems and results of operations. This study and a detailed plan of action, including projected costs and contingency plans, are expected to be completed during the next fiscal quarter. To date, no significant concerns have been identified as far as the Company's internal operations. However, there can be no assurance that Year 2000-related issues will not have a material effect on the financial condition or results of operations of the Company.

The Company believes that it has prepared, or will prepare by mid-calendar year 1999, its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. The Company's systems constitute primarily desktop computers most of which are linked by a local area network server at individual site locations. The Company has determined that its software applications for all essential functions, such as accounting and communications, are already Year 2000 compliant and that any hardware upgrades, mostly replacing some older desktop computers, will not be material to the financial condition or results of operations of the Company. Such costs will be expensed as incurred. In addition, the Company is discussing with its vendors the possibility of any interface difficulties or other difficulties which may affect the Company. To date, no significant concerns have been identified. While the Company has not identified any significant Year 2000 concerns in its internal operations or vendor relationships, there can be no assurance that no Year 2000-related operating problems or expenses will arise with the Company's computer systems and software or in their interface with the computer systems and software of the Company's vendors.

The Company's core business is operating refractive laser surgery centers that are equipped with a computer-controlled excimer laser as the primary essential piece of equipment. Approximately 85% of the excimer lasers owned by the Company are manufactured by VISX Incorporated ("VISX"). Representatives from VISX have informed the Company that it has tested its lasers for Year 2000 compliance and that the lasers will function without any affect on safety or efficacy upon a change of date to the Year 2000. However, without any upgrade, some VISX lasers might print out patient reports with an incorrect date on them. VISX has developed a software upgrade to correct this problem and has stated that it will install the upgrade in the Company's VISX lasers by mid-1999 at no cost to the Company. The Company's refractive centers are equipped with other computer-controlled ophthalmic equipment, but none are essential to the laser vision correction procedure. While the Company does not expect that the cost of any replacements or upgrades required for ophthalmic equipment in its laser centers in the Year 2000 will be material to the financial condition or results of operations of the Company, there can be no assurance that no material ophthalmic equipment upgrades will be required.

Refractive surgery is an elective procedure which is not covered by Medicare, Medicaid or other governmental reimbursement programs (however, see discussion of the Company's secondary care operations below). There are some private insurance companies that provide partial or full coverage for the procedure, which the Company estimates accounts for approximately 5% of its revenues for the period from June 1, 1998 to August 31, 1998. In the event private insurance companies that cover the laser vision procedure have difficulty processing and paying claims because of Year 2000 issues, this could cause accounts receivable for refractive procedures performed at the Company's refractive centers to increase, or the patient volume in the refractive centers operated by the Company to decrease, which could have a material adverse effect on the financial condition or results of operations of the Company until such Year 2000 problems are corrected.

For the period from June 1, 1998 to August 31, 1998 approximately 8% of the Company's revenues are derived from the operation of its secondary care centers. The Company has not completed its review of Year 2000 issues pertaining to ophthalmic equipment located in its secondary care centers. Such review is expected to be completed during the next quarter. Most secondary care procedures are covered by governmental reimbursement programs, such as Medicare or Medicaid, and by private insurance companies. In the event such third party payors have difficulty processing and paying claims because of Year 2000 issues, this could cause delays in such payments and an increase in accounts receivable for procedures performed in secondary care centers operated by the Company, which could have a material adverse effect on the financial condition or results of operations of the Company until such Year 2000 problems are corrected.

The Company's managed care subsidiary, Partner Provider Health Inc. ("PPH"), has completed a review of its internal operating systems for Year 2000 compliance and to date, no significant concerns have been identified as far as PPH's internal operations. However, PPH will rely, directly and indirectly, almost entirely on third party payors, including managed care companies, private company health plans, and Medicare and Medicaid and other governmental health reimbursement programs for its revenues in the future. PPH is in the process of evaluating the Year 2000 compliance of its existing customers. Since PPH is expanding its customer base and negotiating for new contracts with new customers on a continual basis, it is not possible for PPH to fully assess the Year 2000 compliance of its future customers. In the event PPH's customers and other third party payors have difficulty processing and paying claims because of Year 2000 issues, this could cause delays in such payments and an increase in accounts receivable for PPH, which could have a material adverse effect on the financial condition or results of operations of PPH and the Company until such Year 2000 problems are corrected. For the period from June 1, 1998 to August 31, 1998, PPH represented a net loss of $1 million for the quarter.

Further, the Company cannot predict the impact that the Year 2000 issue will have on its potential patients or the economy generally. If the Year 2000 issue were to have a significant adverse impact on the economy or potential patients perception of the economy, this could have a material adverse impact on the number of procedures performed, particularly with respect to elective procedures such as refractive surgery, and on the Company's financial results until the economy and consumer confidence recovers.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings against the Company are described in Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended May 31, 1998. In addition, in July, 1998, Lasik Vision of Canada, Inc. filed a lawsuit against the Company in the Supreme Court of British Columbia and certain of its officers alleging libel and slander. In September, 1998, Lasik Vision of Canada, Inc. also filed a lawsuit in the State of Washington alleging defamation, commercial disparagement, unfair and deceptive trade practices, and tortious interference with economic relations. Both of these lawsuits are in the early stages, and in neither of these lawsuits has the plaintiff quantified an amount of damages. The Company intends to vigorously defend these lawsuits. In addition, the Company has filed a lawsuit in Federal Court of Canada against Lasik Vision of Canada, Inc. and Dr. Hugo F. Sutton alleging trademark infringement and misleading advertising. Although there can be no assurance, the Company does not expect either of these suits to have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

Western Oklahoma Eye Center

On June 16, 1998, the Company acquired the operating assets and liabilities of Western Oklahoma Eye Center from Western Oklahoma Eye Center, P.C. in exchange for $182,000 in cash and 50,186 common shares valued at $835,000. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering. See
Note 2 to the Financial Statements above.

On July 7, 1998, the Company issued 11,736 common shares to a group of former limited partners of its refractive laser center in Boca Raton, Florida, as a the second tranche of a buyout that closed in September, 1997. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) as a transaction not involving a public offering.

On August 12, 1998, the Company issued 10,919 common shares to a group of former limited partners of a partnership that was formed to build a laser center in North Carolina in exchange for certain contractual agreements of such former limited partners. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

On September 23, 1998, the Company acquired the interests of Vision Institute of Canada in the Company's laser center in Toronto. Vision Institute of Canada, a group of optometrists, previously owned a 10% interest in the Company's Toronto laser center and were bought out in exchange for C$500,000 in cash and 22,873 common shares valued at C$500,000. The issuance of the shares was exempt from registration pursuant to Canadian private placement rules.

On September 24, 1998, the Company exercised a contractual option to purchase 116,771 common shares from Goldstein Family Trust for a purchase price of $1,264,411 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

See Note 2 in the Financial Statements above for discussion of investments in LaserSight Incorporated and Allsight, Inc., respectively.

ITEM 6. EXHIBITS

Exhibit 27     Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TLC THE LASER CENTER INC.


                                           By: /s/ Elias Vamvakas
                                               ---------------------------------
                                               Elias Vamvakas
                                               Chief Executive Officer
                                               October 15, 1998


                                           By:  /s/ Peter Kastelic
                                                --------------------------------
                                                Peter Kastelic
                                                Chief Financial Officer
                                                October 15, 1998