Form 10-Q
period 1998-11-30
TLC LASER CENTER INC
filed 1999-01-14
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998
                         COMMISSION FILE NUMBER: 0-29302

                            TLC THE LASER CENTER INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Ontario, Canada                             980151150
       (State or jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)

     5600 Explorer Drive, Suite 301                      L4W 4Y2
          Mississauga, Ontario                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone, including area code          (905) 602-2020

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of January 13, 1999, there were 33,948,179 of the registrant's Common Shares outstanding.

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

                                      INDEX

PART I.     FINANCIAL INFORMATION

            Item 1. Consolidated Financial Statements
                    Consolidated Balance Sheets as of November 30, 1998 and May 31, 1998

                    Consolidated Statement of Income for the Three Months Ended November 30, 1998 and November 30, 1997 and the Six Months Ended November 30, 1998 and November 30, 1997

                    Consolidated Statement of Changes in Financial Position for the Six Months Ended November 30, 1998 and November 30, 1997

                    Notes to Interim Consolidated Financial Statements

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings

            Item 4. Submission of Matter to Vote of Security Holders

            Item 6. Exhibits and Reports on Form 8-K

TLC THE LASER CENTER INC.
CONSOLIDATED BALANCE SHEET

                                                     November 30       May 31
(U.S. dollars, in thousands)                            1998            1998
===============================================================================
ASSETS
Current assets
  Cash and short-term deposits                        $   4,755       $   1,895
  Marketable securities                                  32,545          54,234
  Accounts receivable                                    10,958          10,282
  Prepaids and sundry assets                              5,554           4,632
-------------------------------------------------------------------------------
  Total current assets                                   53,812          71,043
Restricted cash                                           2,022           2,086
Investments and other assets                             11,010           1,663
Intangibles                                              51,331          47,189
Capital assets                                           36,050          31,049
Assets under capital lease                               11,095          11,182
-------------------------------------------------------------------------------
Total assets                                          $ 165,320       $ 164,212
===============================================================================

LIABILITIES
Current liabilities
  Accounts payable and accrued liabilities            $  10,233       $   9,096
  Current portion of long term debt                       3,031           2,861
  Current portion of obligations under capital lease      4,281           3,951
  Income taxes payable                                      247             613
  Deferred compensation                                     320             320
  Deferred income taxes                                     117             118
-------------------------------------------------------------------------------
  Total current liabilities                              18,229          16,959
Long term debt                                            7,912           8,378
Obligations under capital lease                           8,467           9,533
Deferred rent and compensation                            1,122           1,110
-------------------------------------------------------------------------------
  Total liabilities                                      35,730          35,980
-------------------------------------------------------------------------------
Non-controlling interest                                  7,208           6,357
-------------------------------------------------------------------------------

Commitments

SHAREHOLDERS' EQUITY
Capital stock                                           143,841         143,554
Deficit                                                 (21,459)        (21,679)
-------------------------------------------------------------------------------
  Total shareholders' equity                            122,382         121,875
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $ 165,320       $ 164,212
===============================================================================

      See notes to interim consolidated financial statements

TLC THE LASER CENTER INC.
CONSOLIDATED STATEMENT OF INCOME

                                            3 months ended November 30th        6 months ended November 30th
(U.S. dollars, in thousands                ------------------------------      -------------------------------
except per share amounts)                      1998              1997              1998               1997
==============================================================================================================
Net revenues
  Refractive                               $    26,836      $     12,171       $     53,220       $     21,366
  Secondary care                                 2,676             2,033              4,997              3,539
  Other                                            558               428                816                760
--------------------------------------------------------------------------------------------------------------
Net revenues                                    30,070            14,632             59,033             25,665
--------------------------------------------------------------------------------------------------------------
Expenses
  Doctor Compensation
    Refractive                                   2,645             2,089              5,240              3,707
  Operating                                     22,078            10,920             41,785             19,573
  Interest and other                               129               563                840                893
  Depreciation and amortization                  3,545             1,948              7,160              3,813
--------------------------------------------------------------------------------------------------------------
                                                28,397            15,520             55,025             27,986
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE
  START-UP AND DEVELOPMENT EXPENSES              1,673              (888)             4,008             (2,321)
Start-up and development expenses                1,137             1,058              2,132              2,157
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  NON-CONTROLLING INTEREST                         536            (1,946)             1,876             (4,478)
--------------------------------------------------------------------------------------------------------------
Income taxes
  Current                                           --                43                619                 61
--------------------------------------------------------------------------------------------------------------
                                                    --                43                619                 61
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE NON-CONTROLLING
  INTEREST                                         536            (1,989)             1,257             (4,539)
Non-controlling interest                           123                83               (195)                83
--------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD           $       659      $     (1,906)      $      1,062       $     (4,456)
==============================================================================================================

INCOME (LOSS) PER SHARE                    $      0.02      $      (0.07)      $       0.03       $      (0.16)

Weighted average number of
  Common Shares Outstanding                 33,840,597        27,459,333         33,769,226         27,192,930

      See notes to interim consolidated financial statements

TLC THE LASER CENTER INC.
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
SIX MONTHS ENDED NOVEMBER 30

(U.S. dollars, in thousands)                                1998          1997
================================================================================

Operating activities
Net income (loss) for the period:                         $  1,062     $ (4,456)
Items not affecting cash
  Depreciation and amortization                              7,160        3,813
  Non-controlling interest                                     195          (82)
  Deferred income taxes (net)                                   --           (1)
  Other                                                        416          (36)
Changes in non-cash operating items
Accounts receivable                                           (291)      (2,200)
Prepaids and sundry assets                                    (866)      (1,695)
Accounts payable and accrued liabilities                      (209)      (3,449)
Income taxes payable (net)                                    (335)        (148)
Deferred rent and compensation                                  12          286
--------------------------------------------------------------------------------
Cash provided by (used for) operating activities             7,144       (7,968)
--------------------------------------------------------------------------------

Financing activities
Restricted cash                                                 64           --
Long term debt                                              (1,233)        (346)
Term bank loan                                                  --          (43)
Obligations under capital lease                             (1,026)       1,724
Non-controlling interest                                       (41)         161
Capital stock issued (purchased for cancellation)             (555)       1,334
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities            (2,791)       2,830
--------------------------------------------------------------------------------

Investing activities
Capital assets                                              (8,227)      (1,861)
Assets under capital lease                                    (760)      (1,747)
Acquisitions and investments                               (14,160)      (1,312)
Marketable securities                                       21,689           --
Other                                                          (35)         119
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities            (1,493)      (4,801)
--------------------------------------------------------------------------------
Increase (decrease) in cash                                  2,860       (9,939)
Cash and short-term deposits, beginning of year              1,895       14,397
--------------------------------------------------------------------------------
Cash and short-term deposits, end of year                 $  4,755     $  4,458
================================================================================

      See notes to interim consolidated financial statements

TLC THE LASER CENTER INC. AND SUBSIDIARIES

      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        November 30, 1998
        (Unaudited)

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 1998 Annual Report on Form 10-K filed by TLC The Laser Center Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of November 30, 1998 and November 30, 1997, and for the six month period then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The November 30, 1997 six month consolidation includes certain reclassifications to conform with classifications for the six month period ended November 30, 1998.

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

      On July 1, 1998 TLC NorthWest Eye, Inc. a wholly owned subsidiary of the company acquired the operating assets and liabilities of the Figgs Eye Clinic in Yakema, Washington and Robert C. Bockoven with three locations in Washington in exchange for $737,500 in cash and $737,500 in debt.

      On September 23, 1998, the Company acquired the 10% interest of Vision Institute of Canada in one of the Company's laser centers in Toronto in exchange for $332,000 in cash and $332,000 in common shares.

      On September 24, 1998, the Company exercised a contractual option to purchase 116,771 common shares from the Goldstein Family Trust for a $1,264,411 in cash. The common shares were then cancelled and capital stock was reduced using the average value of common shares as at November 30, 1998 of C$6.20 per share. The remaining allocation of the cash paid for the shares was reflected as a reduction in retained earnings.

      On October 13, 1998, the Company acquired 90% of the operating assets and liabilities of WaterTower Acquisition, Inc. in exchange for cash of $625,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn out period and the outcome of the contingency is known.

      On October 31, 1998, the Company acquired 85% of the operating assets and liabilities of Aspen HealthCare, Inc. in exchange for cash of $1,750,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn out period and the outcome of the contingency is known. $2,050,000 of cash was paid into Aspen HealthCare, Inc. and ownership of TLC Wisconsin Eye Surgery Center,Inc.; an ambulatory surgical center wholly owned by the company; was transferred to Aspen HealthCare, Inc. as part of this transaction.

3. These consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in Canada. The most significant differences between Canadian and United States GAAP, insofar as they affect the Company's consolidated financial statements, are described below.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP:

                                                    Three months ended   Six months ended
                                                     November 30,1998    November 30,1998
      Net gain (loss) for the period-Canadian GAAP       $   659             $  1,062
      Deferred foreign exchange losses                        10                  259

      Net gain (loss) for the period-U.S. GAAP           $   669             $  1,321
      Gain (Loss) per share-U.S. GAAP                    $  0.02             $   0.04

      The gain or loss on translation of foreign currency denominated long-term monetary items is deferred and amortized over the remaining life of the item under Canadian GAAP. Under U.S. GAAP, the gain or loss on translation is included in income when it arises.

      Shareholders' equity under U.S. GAAP would have been $121,899,000 at November 30, 1998.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Month Periods Ended November 30, 1998 Compared to Three and Six Month Periods Ended November 30, 1997

TLC THE LASER CENTER INC.
SEGMENTED INFORMATION

Three months ended November 30                                     Secondary                       1998           1997
(U.S. dollars, in thousands)                       Refractive           Care          Other        Total          Total
==========================================================================================================       ========
Revenues and physician costs:
Gross revenues of all owned and managed clinics      $ 32,731       $ 10,207       $    577       $ 43,515       $ 18,351
Amounts retained by physician group                    (4,568)        (3,524)           (16)        (8,108)        (1,822)
Contractual allowances and adjustments                 (1,327)        (4,007)            (3)        (5,337)        (1,897)
----------------------------------------------------------------------------------------------------------       --------
Net revenues                                           26,836          2,676            558         30,070         14,632
Doctor compensation                                     2,645             --             --          2,645          2,089
----------------------------------------------------------------------------------------------------------       --------
Net revenue after doctor compensation                  24,191          2,676            558         27,425         12,543
----------------------------------------------------------------------------------------------------------       --------
Expenses
Operating                                              19,515          1,959            604         22,078         10,920
Interest and other                                        144            (20)             5            129            563
Depreciation and amortization                           2,881            578             86          3,545          1,948
                                                     -----------------------------------------------------       --------
                                                       22,540          2,517            695         25,752         13,431
                                                     -----------------------------------------------------       --------
Income (loss) from operations                        $  1,651       $    159       $   (137)      $  1,673       $   (888)
                                                     =====================================================       ========

Six months ended November 30, 1998                                 Secondary                       1998           1997
(U.S. dollars, in thousands)                       Refractive           Care          Other        Total          Total
==========================================================================================================       ========
Revenues and physician costs:
Gross revenues of all owned and managed clinics      $ 64,878       $ 20,287       $    852       $ 86,017       $ 32,860
Amounts retained by physician group                    (9,034)        (4,600)           (31)       (13,665)        (3,239)
Contractual allowances and adjustments                 (2,624)       (10,690)            (5)       (13,319)        (3,956)
----------------------------------------------------------------------------------------------------------       --------
Net revenues                                           53,220          4,997            816         59,033         25,665
Doctor compensation                                     5,240             --             --          5,240          3,707
----------------------------------------------------------------------------------------------------------       --------
Net revenue after doctor compensation                  47,980          4,997            816         53,793         21,958
----------------------------------------------------------------------------------------------------------       --------
Expenses
Operating                                              36,780          3,934          1,071         41,785         19,573
Interest and other                                        912            (82)            10            840            893
Depreciation and amortization                           5,922          1,071            167          7,160          3,813
                                                     -----------------------------------------------------       --------
                                                       43,614          4,923          1,248         49,785         24,279
                                                     -----------------------------------------------------       --------
Income (loss) from operations                        $  4,366       $     74       $   (432)      $  4,008       $ (2,321)
                                                     =====================================================       ========

Total net revenues in the second quarter of the 1999 fiscal year increased to $30.1 million from $14.6 million the previous year, an increase of 106%. Total net revenue for the six-month period increased to $59.0 million from $25.7 million, an increase of 130%. More than 18,000 procedures were performed in the quarter as compared to 6,400 during the second quarter of fiscal 1998. On a fiscal year to date basis procedures increased to 35,800 from 12,500 in the same period of the prior year. The increase in revenues is a result of improved procedure volumes at all sites that have been open in the two periods, the development of new centers and the acquisition of BeaconEye.

Total operating expenses and doctor compensation increased to $24.7 million from $13.0 million in the previous year, or 90%. For the six month period ending November 30, 1998 total operating expenses and doctor compensation increased to $47.0 million from $23.3 million in the previous year or 102%. These increases are a result of (i) increased fixed and variable costs attributed to the addition of new refractive centers including the acquisition of eleven BeaconEye centers, (ii) higher marketing costs, (iii) increases in the variable cost component resulting from the higher number of procedures performed at centers that have been open for more than a year. Operating expenses and doctor compensation as a percentage of net revenues were 82% as compared to 89% in the previous second quarter (YTD Nov 98 - 80%, Nov 97 - 91%). This reduction reflects the impact of having reached revenue levels, which cover fixed costs, at most centers.

In the second quarter interest expense and other of $.1 million compares to $0.6 million. This decrease reflects the reversal of $0.2 million in accrued interest charges recorded in the first quarter. On a year to date basis net interest is relatively unchanged as higher interest costs on higher debt balances are offset with interest income on higher cash balances.

Depreciation and amortization increased to $3.5 million from $1.9 million in the second quarter of the previous year. For the six months ended November 30 1998 the expense was $7.2 million verses $3.8 million in 1997. This increase is largely a result of new centers and the additional depreciation and amortization charges associated with the BeaconEye acquisition.

Start up and development costs were unchanged and were largely incurred by Partner Provider Health for the development of a managed care business specializing in eye care.

Income tax expense for the 2nd quarter has been eliminated because the Canadian refractive centers have been amalgamated with the former Beacon refractive centers, thereby allowing the Beacon tax losses to be applied against the profits from the other Canadian refractive centers. The company files consolidated tax returns in the US and therefore tax losses are available to offset taxable income.

Net income of $0.7 million or two cents per share compared to a loss of $1.9 million or seven cents per share loss in the second quarter of fiscal 1998. This net income was generated by operating profits of $1.7 million from the refractive surgery business, which was partially offset by losses in other business including PPH. For the six months ended November 30, 1998 net income was $1.1 million verses a loss of $4.5 million in the same period last year.

Liquidity and Capital Resources

Cash provided from operating activities was $7.1 million for the first six months as compared to the first six months of fiscal 1998 use of cash of $8.0 million. This is primarily a result of the company generating its first net income.

Working capital decreased to $35.6 million from $54.1 million at May 31 1998. Cash and marketable securities were $37.3 million as compared to $56.1 million at May 31 1998. The company continued to develop or acquire new refractive centers and therefore increased its investment in capital assets. In addition, the company made a strategic investment in Lasersight Incorporated, at a cost of $8 million.

The Company estimates that funds expected to be generated from operations and available credit facilities, together with the net proceeds of the recent public offering, will be sufficient to fund the Company's anticipated level of operations and its current acquisition and expansion plans for at least the next twelve months.

Year 2000 Compliance

The Company is currently completing a comprehensive study of the possible affects of the Year 2000 issue on its systems and results of operations. Assessment of mission critical systems and equipment was completed during the last quarter and completion of the assessment of less essential equipment will now be completed during the next fiscal quarter. The results of the assessment thus far have highlighted no significant concerns as far as the Company's internal operations. However, there can be no assurance that Year 2000-related issues will not have a material effect on the financial condition or results of operations of the Company.

The Company believes that it has prepared, or will prepare by mid-calendar year 1999, its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. The Company's systems constitute primarily desktop computers most of which are linked by a local area network server at individual site locations. The Company has determined that its software applications for all essential functions, such as accounting, scheduling, center management and communications, are already Year 2000 compliant and that any hardware and software upgrades, mostly replacing some older desktop computers and relevant operating software, will not be material to the financial condition or results of operations of the Company. Such costs will be expensed as incurred. In addition, the Company is discussing with its vendors the possibility of any interface difficulties or other difficulties which may affect the Company. To date, no significant concerns have been identified. Through these assessments the Company still has not identified any significant Year 2000 concerns in its internal operations or vendor relationships, however there can be no assurance that no Year 2000-related operating problems or expenses will arise with the Company's computer systems and software or in their interface with the computer systems and software of the Company's vendors.

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

Refractive surgery is an elective procedure which is not covered by Medicare, Medicaid or other governmental reimbursement programs (however, see discussion of the Company's secondary care operations below). There are some private insurance companies that provide partial or full coverage for the procedure, which the Company estimates accounts for approximately 5% of its current quarterly revenues. In the event private insurance companies that cover the laser vision procedure have difficulty processing and paying claims because of Year 2000 issues, this could cause accounts receivable for refractive procedures performed at the Company's refractive centers to increase, or the patient volume in the refractive centers operated by the Company to decrease, which could have a material adverse effect on the financial condition or results of operations of the Company until such Year 2000 problems are corrected.

For the period from September 1, 1998 to November 30, 1998 approximately 9% of the Company's revenues were derived from the operation of its secondary care centers. Completion of the review of Year 2000 issues pertaining to ophthalmic equipment located in its secondary care centers is now expected to be completed during the next quarter. Most secondary care procedures are covered by governmental reimbursement programs, such as Medicare or Medicaid, and by private insurance companies. In the event such third party payors have difficulty processing and paying claims because of Year 2000 issues, this could cause delays in such payments and an increase in accounts receivable for procedures performed in secondary care centers operated by the Company, which could have a material adverse effect on the financial condition or results of operations of the Company until such Year 2000 problems are corrected.

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

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders was held on October 30, 1998 at the Toronto Stock Exchange Conference Center, 2 First Canadian Place, Toronto, Ontario.

      The shareholders voted on the following matters as set forth in the proxy statement:

      1. Election of Directors. The Company has implemented a staggered board of directors. The shareholders voted to elect John F. Riegert to serve until the annual meeting of shareholders for fiscal year 1999, Messrs. James R. Connacher and Howard J. Gourwitz and Dr. William D. Sullins, Jr. to serve until the annual meeting of shareholders for fiscal year 2000; and Messrs. Elias Vamvakas and Warren S. Rustand and Dr. Jeffrey J. Machat to serve until the annual meeting of shareholders for fiscal year 2001 or, in each case, until such director's successor is elected or appointed.

      The voting tabulation for each nominee was as follows:

      Mr. Riegert - 16,986,000 votes in favor of election and 1,133,164 votes withheld.

      Mr. Connacher - 16,986,000 votes in favor of election and 1,133,164 votes withheld.

      Mr. Gourwitz - 16,986,000 votes in favor of election and 1,133,164 votes withheld.

      Dr. Sullins - 16,986,000 votes in favor of election and 1,133,164 votes withheld.

      Mr. Vamvakas - 16,986,000 votes in favor of election and 1,133,164 votes withheld.

      Mr. Rustand - 16,986,000 votes in favor of election and 1,133,164 votes withheld.

      Dr. Machat - 16,986,000 votes in favor of election and 1,133,164 votes withheld.

      2. Appointment of Auditors. The shareholders authorized the selection of Ernst & Young as the Company's auditors until the next annual meeting of shareholders and authorized the board of directors to fix the remuneration of the auditors. The voting tabulation was as follows: 18,092,435 votes in favor and 21,629 votes withheld.

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON 8-K

            a. Exhibit 27

               Financial Data Schedules

            b. Reports on 8-K

               None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TLC THE LASER CENTER INC.


                                    By: /s/ Elias Vamvakas
                                        ----------------------------------------
                                            Elias Vamvakas
                                            Chief Executive Officer
                                            January 14, 1999

                                    By: /s/ Peter Kastelic
                                        ----------------------------------------
                                            Peter Kastelic
                                            Chief Financial Officer
                                            January 14, 1999