Form 10-Q
period 1999-02-28
TLC LASER CENTER INC
filed 1999-04-13
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999
                         COMMISSION FILE NUMBER: 0-29302


                            TLC THE LASER CENTER INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ontario, Canada
       (State or jurisdiction of                         980151150
    incorporation or organization)          (I.R.S. Employer Identification No.)

    5600 Explorer Drive, Suite 301
         Mississauga, Ontario                             L4W 4Y2
(Address of principal executive offices)                (Zip Code)

Registrant's telephone, including area code           (905) 602-2020

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

      As of April 9, 1999, there were 34,248,956 of the registrant's Common Shares outstanding.

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

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1.   Consolidated Financial Statements
                  Consolidated Balance Sheets as of February 28, 1999 and May 31, 1998.

                  Consolidated Statement of Income for the Three Months Ended February 28, 1999 and February 28, 1998 and the Nine Months Ended February 28, 1999 and February 28, 1998.

                  Consolidated Statement of Changes in Financial Position for the Nine Months Ended February 28, 1999 and February 28, 1998

                  Notes to Interim Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings

        Item 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

TLC THE LASER CENTER INC.

CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

                                                     At May 31,  At February 28,
                                                       1998            1999
                                                     ----------  ---------------
                                                                   (unaudited)
ASSETS
Current assets:
   Cash and short-term deposits ..................   $   1,895      $   6,591
   Marketable securities .........................      54,234         25,010
   Accounts receivable ...........................      10,282         16,714
   Prepaids and sundry assets ....................       4,632          6,086
                                                     ---------      ---------
   Total current assets ..........................      71,043         54,401

Restricted cash ..................................       2,086          1,713
Investment and other assets ......................       1,663         12,325
Intangibles ......................................      47,189         57,191
Capital assets ...................................      31,049         36,398
Assets under capital lease .......................      11,182         10,569
                                                     ---------      ---------
Total assets .....................................   $ 164,212      $ 172,597
                                                     =========      =========

LIABILITIES
Current liabilities:
   Accounts payable and accrued
      liabilities ................................   $   9,096      $  14,320
   Current portion of long-term debt .............       2,861          3,238
   Current portion of obligations under
      capital lease ..............................       3,951          4,207
   Income taxes payable ..........................         613            (67)
   Deferred compensation .........................         320            320
   Deferred income taxes .........................         118            117
                                                     ---------      ---------
   Total current liabilities .....................      16,959         22,135

Long-term debt ...................................       8,378          7,248
Obligations under capital lease ..................       9,533          7,596
Deferred rent and compensation ...................       1,110          1,149
                                                     ---------      ---------
   Total liabilities .............................      35,980         38,128
Non-controlling interest .........................       6,357          7,201

SHAREHOLDERS' EQUITY
Capital stock ....................................     143,554        145,134
Deficit ..........................................     (21,679)       (17,866)
                                                     ---------      ---------
   Total shareholders' equity ....................     121,875        127,268
                                                     ---------      ---------
Total liabilities and shareholders' equity .......   $ 164,212      $ 172,597
                                                     =========      =========

                             See accompanying notes.

TLC THE LASER CENTER INC.
CONSOLIDATED STATEMENT OF INCOME

                                                       3 months ended February 28th     9 months ended February 28th
                                                       ----------------------------     ----------------------------
(U.S. dollars, in thousands except per share amounts)       1999           1998            1999           1998
--------------------------------------------------------------------------------------------------------------------
Net revenues
   Refractive                                             $37,564         $13,073         $90,784         $32,441
   Secondary care                                           2,939           1,477           7,936           5,016
   Other                                                      802             337           1,618           1,097
--------------------------------------------------------------------------------------------------------------------
Net revenues                                               41,305          14,887         100,338          38,554
--------------------------------------------------------------------------------------------------------------------

Expenses
Doctor Compensation
Refractive                                                  3,636           1,321           8,876           3,030
Operating                                                  28,636          11,894          70,421          31,467
Interest and other                                            788             424           1,628           1,317
Depreciation and amortization                               3,775           2,110          10,935           5,923
--------------------------------------------------------------------------------------------------------------------
                                                           36,835          15,749          91,860          41,737
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
     BEFORE MANAGED CARE EXPENSES                           4,470            (862)          8,478          (3,183)
Managed Care Expenses                                         868             953           3,000           3,110
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
     AND NON-CONTROLLING INTEREST                           3,602          (1,815)          5,478          (6,293)
--------------------------------------------------------------------------------------------------------------------
Income taxes
Current                                                        --             449             619             509
--------------------------------------------------------------------------------------------------------------------
                                                               --             449             619             509
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE
NON-CONTROLLING INTEREST                                    3,602          (2,264)          4,859          (6,802)
Non-controlling interest                                      (10)             14            (205)             97
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD                          $ 3,592         $(2,250)        $ 4,654         $(6,705)
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER SHARE                                   $  0.11         $ (0.08)        $  0.14         $ (0.25)

Weighted average number of
Common Shares Outstanding                              34,014,142      27,459,333      33,886,448      27,192,930

TLC THE LASER CENTER INC.

CONSOLIDATED STATEMENT OF INCOME
(U.S. dollars, in thousands, except per share amounts)

                                                         Nine Months Ended
                                                            February 28,
                                                   ----------------------------
                                                            (unaudited)
                                                       1998            1999
                                                       ----            ----
Net revenues
   Refractive ..................................   $     32,441    $     90,784
   Secondary care ..............................          5,016           7,936
   Other .......................................          1,097           1,618
                                                   ------------    ------------
Net revenues ...................................         38,554         100,338
                                                   ------------    ------------

Expenses
   Doctor compensation
   Refractive ..................................          3,030           8,876
   Operating ...................................         31,467          70,421
   Interest and other ..........................          1,317           1,628
   Depreciation and amortization ...............          5,923          10,935
                                                   ------------    ------------
                                                         41,737          91,860
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS BEFORE START-UP
AND DEVELOPMENT EXPENSES .......................         (3,183)          8,478
   Start-up and development expenses ...........          3,110           3,000
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
NON-CONTROLLING INTEREST .......................         (6,293)          5,478
Income taxes ...................................            509             619
                                                   ------------    ------------

INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST ..         (6,802)          4,859
   Non-controlling interest ....................             97            (205)
                                                   ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD ...............   $     (6,705)   $      4,654

INCOME (LOSS) PER SHARE ........................   $      (0.25)   $       0.14

FULLY DILUTED INCOME (LOSS) PER SHARE ..........             --            0.13

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ...................     27,192,930      33,886,448
                                                   ============    ============

FULLY DILUTED NUMBER OF COMMON SHARES
 OUTSTANDING ...................................             --      36,389,217
                                                                   ============

TLC THE LASER CENTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(U.S. dollars, in thousands)

                                                  Nine Months Ended February 28,
                                                  ------------------------------
                                                       1998           1999
                                                     --------       --------
                                                            (unaudited)
Operating activities
Net income (loss) for the period ...............     $ (6,705)      $  4,654
Items not affecting cash
   Depreciation and amortization ...............        5,923         10,935
   Non-controlling interest ....................          (97)           205
   Other .......................................           20           (579)

Changes in non-cash operating items
Accounts receivable ............................       (2,359)        (6,047)
Prepaids and sundry assets .....................       (2,316)        (1,398)
Accounts payable and accrued liabilities .......       (2,356)         4,542
Income taxes payable (net) .....................          146           (656)
Deferred rent and compensation .................          377             39
                                                     --------       --------
Cash provided by (used for)
   operating activities ........................       (7,367)        11,695
                                                     --------       --------

Financing activities
Restricted cash ................................           --            373
Long-term debt .................................          404         (1,866)
Term bank loan .................................          (43)            --
Obligations under capital lease ................        1,280         (1,977)
Non-controlling interest .......................           --            (57)
Capital stock issued (purchased for
   cancellation) ...............................        2,475            738
                                                     --------       --------
Cash provided by (used for)
   financing activities ........................        4,116         (2,789)
                                                     --------       --------

Investing activities
Capital assets .................................       (3,465)       (10,762)
Assets under capital lease .....................       (1,423)          (808)
Acquisitions and investments ...................       (2,489)       (21,883)
Marketable securities ..........................           --         29,224
Other ..........................................           30             19
                                                     --------       --------
Cash used for investing activities .............       (7,347)        (4,210)
                                                     --------       --------

Increase (decrease) in cash ....................      (10,598)         4,696
Cash and short-term deposits,
   beginning of period .........................       14,397          1,895
                                                     --------       --------
Cash and short-term deposits,
   end of period ...............................     $  3,799       $  6,591
                                                     ========       ========

                            See accompanying notes.

TLC THE LASER CENTER INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 1999
(unaudited)
(all amounts in U.S. dollars, except where noted and all tabular amounts in thousands)

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 1998 Annual Report on Form 10-K filed by TLC The Laser Center Inc. (the "Company") with the Securities and Exchange Commission and Canadian securities regulators. The unaudited interim consolidated financial statements as of February 28, 1999 and February 28, 1998, and for the nine month period then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly-owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The February 28, 1998 nine month consolidated financial statements include certain reclassifications to conform with classifications for the nine month period ended February 28, 1999.

The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Fully diluted income per share is calculated based on the weighted average number of shares that would have been outstanding had all of the stock options been converted into common shares on the latter of the date of issuance or beginning of the period.

Historically, the Company's consolidated financial statements have been expressed in Canadian dollars. As a result of increased business activity in the United States ("U.S.") resulting principally from recent U.S. acquisitions and the opening of new centers in the U.S., the U.S. dollar has become the unit of measure of the large majority of the Company's operations. Accordingly, the U.S. dollar has been adopted as the Company's reporting currency effective May 31,1998. The financial information as of and for the nine months ended February 28, 1998 has been restated in U.S. dollars, in accordance with Canadian generally accepted accounting principles, using the closing exchange rate as of May 31, 1998 of Canadian $1.4570 per US$1.00.

2. Acquisitions

(a) On June 8, 1998 the Company made a portfolio investment of $8.0 million in cash through the purchase of 2,000,000 preference shares in LaserSight Incorporated. These preference shares are convertible to LaserSight Incorporated common shares at $4.00. LaserSight Incorporated is a publicly traded United States manufacturer of excimer lasers, microkeratomes and microkeratome blades with an approval for its excimer laser pending from the United States Food and Drug Administration.

(b) The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates :

      (i) On June 19, 1998 the Company made a 51% equity investment of $204,000 in cash in AllSight, Inc., a refractive laser center in the Pittsburgh, PA area.

      (ii) On July 1, 1998 TLC NorthWest Eye, Inc. a wholly owned subsidiary of the Company acquired in two separate transactions the operating assets and liabilities of the Figgs Eye Clinic in Yakima, Washington and the practice of

            Robert C. Bockoven with three locations in Washington state, in exchange for cash and debt. Consideration for the Figgs Eye Clinic purchase was $750,000 and for the practice of Robert C. Bockoven was $725,000.

      (iii) On September 1, 1998, the Company acquired the 10% minority interest of Vision Institute of Canada in one of the Company's laser centers in Toronto in exchange for $332,000 in cash and common shares with a value of $332,000.

      (iv) On October 13, 1998, the Company acquired 90% of the operating assets and liabilities of WaterTower Acquisition, Inc. in exchange for cash of $625,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn-out period and the outcome of the contingency is known.

      (v) On November 30, 1998, the Company acquired 85% of the operating assets and liabilities of Aspen HealthCare, Inc. for cash consideration of $3,800,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn-out period and the outcome of the contingency is known.

      (vi) On January 5, 1999, the Company acquired 100% of the outstanding shares of Baltimore Practice Management, LLC in exchange for cash of $6,060,000 and the amounts contingent upon future events. No value will be assigned to these contingent amounts until the future events have occurred and the outcome of the contingency is known.

      The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair value as follows:

              Curent assets (including cash of $2,428)      $ 2,491
              Capital assets                                  1,160
              Goodwill                                        4,751
              Practice managmenet agreement                   6,140
              Curent liabilities                               (482)
              Long-term debt                                   (382)
              Minority interest                                (700)
                                                            -------
                                                            $12,978
                                                            =======
Funded by:

              Issuance of common shares                     $   332
              Issuance of debt                                  738
              Contribution of cash                           11,759
              Acquisition costs                                 149
                                                            -------
                                                            $12,978
                                                            =======

3. Restructuring

      It is TLC's intention to restructure its investments in secondary care centers and not to make any future investments in, or provide additional management services to, secondary care centers. This restructuring is a result of the growth in TLC's network of affiliated optometrists and ophthalmologists and the increasing acceptance of laser vision correction procedures. The Company plans to record a one-time non-cash charge in the fourth quarter of fiscal 1999 to reflect the restructuring.

      Partners Provider Health Care Inc. ("PPH"), TLC's managed care subsidiary for eye care services, was developed to negotiate and administer vision care contracts. TLC is currently exploring strategic opportunities and expects to sell or restructure its ownership in PPH during the fourth quarter of fiscal 1999, and to record a one-time gain or loss on the transaction.

4. Capital Stock

Since May 31, 1998, the following changes in capital stock occurred:

                                                 Common Shares
                                              # of           $ Value
                                             Shares

May 31, 1998                                 33,668         $ 143,554
Shares issued for acquisitions                   23               332
Exercise of stock options                       591             1,670
Shares cancelled                               (117)             (422)
                                             ------         ---------
                                             34,165         $ 145,134
                                             ======         =========

On September 24, 1998, the Company exercised a contractual option to purchase 116,771 Company common shares from the Goldstein Family Trust for $1,264,411 in cash. The common shares were then cancelled and capital stock was reduced using the average value of common shares as of November 30, 1998 of C$6.20 per share. The remaining allocation of the cash paid for the shares was reflected as a reduction in retained earnings.

5. Differences between Canadian and United States generally accepted accounting principles.

      These consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in Canada. The most significant differences between Canadian and United States GAAP, insofar as they affect the Company's consolidated financial statements, are described below.

The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

                                                   Nine months      Nine months
(US$ dollars in thousands, except                     ended            ended
  per share amounts)                               February 28,     February 28,
                                                   ------------     ------------
                                                      1998             1999
                                                      ----             ----
                                                   (unaudited)      (unaudited)

Net income (loss) for the period
   based on Canadian GAAP                            $(6,705)         $ 4,654
Deferred foreign exchange gains
   (losses) (i)                                           --              278
Income tax expense adjustment under the
   liability method (ii)                                  --             (944)
                                                     -------          -------
Net income (loss) based on U.S. GAAP                 $(6,705)         $ 3,988
Unrealized gains on securities
   available for sale(iii)                                --              248
                                                     -------          -------
Comprehensive income (loss) based on
   U.S. GAAP                                         $(6,705)         $ 4,236
                                                     -------          -------
Income per share--U.S. GAAP                          $ (0.25)         $  0.13
                                                     -------          -------

(i) The gain or loss on translation of foreign currency denominated long-term monetary items is deferred and amortized over the remaining life of the item under Canadian GAAP. Under U.S. GAAP, the gain or loss on translation is included in income when it arises.

(ii) Under U.S GAAP, deferred taxes are recorded based on the difference between the values assigned for accounting purposes and the tax values of individual assets acquired in business combinations, except for nondeductible goodwill. The only such significant differences with respect to the Company are the practice management agreement assets acquired during the nine month period ended February 28, 1999 as disclosed in note 2. Under U.S. GAAP, this deferred tax liability of $2,140,000 is matched by an equal increase in the value assigned to the practice management agreement assets. In the statement of income, the resulting increased annual asset amortization is offset by an equal deferred tax recovery with no effect on the net income (loss). In addition, the recognition of $944,000 of operating loss carry-forwards which existed at the acquisition date has been recorded as a reduction of goodwill related to the acquisition.

(iii) For the purposes of reconciliation to U.S. GAAP, the Company has presented the new disclosure requirements of Financial Accounting Standard No. 130 ("SFAS 130") in these interim financial statements. SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income includes unrealized gains on securities available for sale. Securities available for sale are carried at market value.

As a result of the above differences, as at February 28, 1999 under U.S. GAAP, current assets would increase by $850,000, long-term assets would increase by $741,000, deferred income tax liabilities would increase by $2,524,000, other comprehensive income would decrease by $469,000 with a corresponding increase in the deficit, and total shareholders equity would decrease by $464,000.

Statement of Changes in Financial Position

Certain of the Company's acquisitions for the period ended February 28, 1999 were financed in part through the issuance of common shares and debt. These would be considered non-cash transactions under U.S. GAAP resulting in a reduction in cash provided by financing activities of $1,070,000 (nine months ended February 28, 1998 - $1,303,000) and a reduction in cash used in investing of $1,070,000 (nine months ended February 28, 1998 - $1,303,000).

Marketable securities held at February 28, 1999 would be considered cash equivalents under U.S. GAAP resulting in a decrease in cash used for investing activities of $25,010,000 and increase in cash and short-term deposits at the end of the period by the same amount.

The Company acquired capital assets financed through capital lease obligations which would be considered non-cash transactions under U.S. GAAP resulting in a reduction in cash provided by financing activities of and a corresponding reduction in cash used in investing activities of $808,000 for the nine month period ended February 28, 1999 (nine months ended February 28, 1998 - $1,423,000).

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Period Ended February 28, 1999 Compared to
Three and Nine Months Period Ended February 28, 1998

TLC THE LASER CENTER INC.

SEGMENTED INFORMATION
(U.S. dollars, in thousands)

                                                                  Nine months ended February 28, 1999
                                                        -------------------------------------------------------
                                                                                (unaudited)
                                                                        Secondary
                                                        Refractive         Care          Other          Total
                                                        -------------------------------------------------------
Revenues and physician costs:
   Gross revenues of all owned and Managed clinics      $ 111,243       $  29,633      $   1,666      $ 142,542
   Amounts retained by physician group                    (15,907)         (6,521)           (43)       (22,471)
   Contractual allowances and adjustments                  (4,552)        (15,176)            (5)       (19,733)
                                                        ---------       ---------      ---------      ---------

Net revenues                                               90,784           7,936          1,618        100,338
Doctor compensation                                         8,875              --              1          8,876
                                                        ---------       ---------      ---------      ---------
Net revenues after doctor compensation                     81,909           7,936          1,617         91,462
                                                        ---------       ---------      ---------      ---------

Expenses
   Operating                                               62,305           6,113          2,003         70,421
   Interest and other                                       1,685             (84)            27          1,628
   Depreciation and amortization                            9,014           1,633            288         10,935
                                                        ---------       ---------      ---------      ---------
                                                           73,004           7,662          2,318         82,984
                                                        ---------       ---------      ---------      ---------
Income (loss) from operations                           $   8,905       $     274      $    (701)     $   8,478
                                                        =========       =========      =========      =========

                                                                  Nine months ended February 28, 1998
                                                        -------------------------------------------------------
                                                                                (unaudited)
                                                                        Secondary
                                                        Refractive         Care          Other          Total
                                                        -------------------------------------------------------
Revenues and physician costs:
   Gross revenues of all owned and Managed clinics      $ 41,691        $ 15,450       $  1,097       $ 58,238
   Amounts retained by physician group                    (6,554)         (3,561)            --        (10,115)
   Contractual allowances and adjustments                 (2,696)         (6,873)            --         (9,569)
                                                        --------        --------       --------       --------

Net revenues                                              32,441           5,016          1,097         38,554
Doctor compensation                                        3,030              --             --          3,030
                                                        --------        --------       --------       --------
Net revenues after doctor
   compensation                                         $ 29,411           5,016          1,097         35,524
                                                        --------        --------       --------       --------

Expenses
   Operating                                              26,704           3,864            899         31,467
   Interest and other                                      1,314               2              1          1,317
   Depreciation and amortization                           4,846             970            107          5,923
                                                        --------        --------       --------       --------
                                                          32,864           4,836          1,007         38,707
                                                        --------        --------       --------       --------
Income (loss) from operations                           $ (3,453)       $    180       $     90       $ (3,183)
                                                        ========        ========       ========       ========

      Total net revenues in the third quarter of the 1999 fiscal year increased to $41.3 million from $14.9 million the previous year, an increase of 177%. Total net revenues for the nine months ended February 28, 1999 increased by $61.8 million to $100.3 million from $38.6 million, an increase of 160%. More than 90% of total net revenues were derived from refractive centers in the first nine months of fiscal 1999 as compared to 84% in the same period in fiscal 1998.

      Net revenues from refractive centers for the nine months ended February 28, 1999 increased by $58.3 million to $90.8 million from $32.4 million for the nine months ended February 28, 1998. For the nine months ended February 28, 1999, procedures increased to approximately 61,400 from approximately 21,900 in the same period in the prior year. The majority of the increase in revenues for the three month and nine month period is a result of improved total procedure volume at refractive centers that were open throughout the two periods, with the remainder of the increase a result of additional total procedure volume from the development of new centers and the acquisition of BeaconEye.

      Total operating expenses and doctor compensation for the three month period ended February 28 1999 increased to $32.3 million from $13.2 million or 145 %. Total operating expenses and doctor compensation for the nine months ended February 28, 1999 increased by $44.8 million to $79.3 million from $34.5 million in the previous year, or 130%. These increases are a result of (i) increased fixed and variable costs attributed to the addition of new refractive centers, including the acquisition of eleven BeaconEye centers in April 1998,
(ii) higher marketing costs and (iii) increases in the variable cost component resulting from the higher number of total procedures performed at centers that have been open for more than a year. Operating expenses and doctor compensation as a percentage of net revenues were approximately 79% for the nine months ended February 28, 1999 as compared to approximately 89% for the nine months ended February 28, 1998. This reduction reflects the impact of having reached contribution margin levels which exceed the fixed costs at most of its refractive centers.

      In the third quarter, interest expense and other of $0.8 million compares to $0.4 million expense from the previous year. The increase in the three month period is a result of higher interest costs associated with the Beacon acquisition. For the nine months ended February 28, 1999, interest expense and other increased by $0.3 million to $1.6 million from $1.3 million for the nine months ended February 28, 1998. Net interest is relatively unchanged as higher interest income on higher cash balances was partially offset by higher interest expense from the BeaconEye acquisition.

      Depreciation and amortization in the third quarter increased to $3.8 million from $2.1 million in the previous year. Depreciation and amortization expense for the nine months ended February 28, 1999 increased by $5.0 million to $10.9 million from $5.9 million for the nine months ended February 28, 1998. This increase is largely a result of the depreciation from new refractive centers and the additional depreciation and amortization charges associated with the BeaconEye acquisition. For the nine months ended February 28, 1999, the BeaconEye acquisition resulted in a charge of $0.5 million from amortization of goodwill of $9.0 million.

      Start up and development expenses, which were incurred by PPH for the development of a managed care business specializing in eye care, decreased slightly for the nine months ended February 28, 1999 to $3.0 million from $3.1 million for the nine months ended February 28, 1998 (three months expenses remained unchanged). TLC is currently exploring strategic opportunities for PPH and expects to sell or restructure its ownership in PPH during the fourth quarter of fiscal 1999, and to record a one-time gain or loss on the transaction (depending on the structure). Income tax expense for the third quarter has been eliminated.

      Income tax expense for the nine months ended February 28, 1999 increased slightly to $0.6 from $0.5 for the nine months ended February 28, 1998. The Company's Canadian refractive centers have been amalgamated with the former BeaconEye refractive centers, thereby allowing the BeaconEye tax losses to be applied against the profits from the other Canadian refractive centers. In the United States, the Company files consolidated tax returns and therefore tax losses have been available to partially offset taxable income in the United States. The Company expects to have used all unrestricted tax losses by, and to be fully taxable after, May 31, 2000.

      Net income for the three months ended February 28, 1999 was $3.6 million or 11 cents a share compared to a loss of $2.3 million or eight cents a share for the three months ended February 28, 1999. Net income for the nine months ended February 28, 1999 was $4.7 million or $0.14 per share as compared to a loss of $6.7 million or $0.25 per share for the nine months ended February 28, 1998. This net income was generated by operating profits from the laser vision correction surgery business, which was partially offset by losses in other business including PPH.

Liquidity and Capital Resources

      The Company has financed its operations to date through cash flow from operations, the issuance of Common Shares, borrowings, and capital lease financing. The Company has filed a registration statement with respect to a proposed public offering in Canada and the United States of 2.6 million shares. The Company estimates that the net proceeds of this proposed offering, together with existing cash balances and funds expected to be generated from operations, will be sufficient to fund the Company's anticipated level of operations and its current acquisition and expansion plans for at least the next 12 to 18 months.

      Working capital at February 28, 1999 decreased to $32.3 million from $54.1 million at May 31, 1998. Cash and marketable securities at February 28, 1999 were $31.6 million, a decrease from $56.1 million at May 31, 1998. Cash provided from operating activities was $11.7 million for the nine months ended February 28, 1999 as compared to the use of cash for operating activities of $7.4 million for the nine months ended February 28, 1998. This is primarily due to the Company generating net income for the first time during the nine months ended February 28, 1999.

      Accounts receivable increased by $6.4 million to $16.7 million at February 28, 1999 from $10.3 million at May 31, 1998. This increase is principally attributable to accounts receivables from doctors in connection with performing refractive procedures. These amounts are commensurate with the revenue increase during the nine months ended February 28, 1999.

      Prepaids and sundry assets increased to $6.1 million at February 28, 1999 from $4.6 million at May 31, 1998. This amount includes prepaid insurance and prepaid key cards, which are used to operate the VISX and Summit excimer lasers in the United States.

      The Company continued to develop or acquire new refractive centers and therefore increased its investment in capital assets and assets under capital lease to $47 million at February 28, 1999 from $42.2 million at May 31, 1998.

      Accounts payable and accrued liabilities increased to $14.3 million at February 28, 1999 from $9.1 million at May 31, 1998. This increase is attributable to an increase in the number of new centers operating in fiscal 1999.

      Total long-term debt and obligations under capital lease decreased to $22.3 million at February 28, 1999 from $24.7 million at May 31, 1998. Interest rates on this long-term debt and obligations under capital lease from 5.5% to 18%, and the facilities generally have terms no greater than five years. After February 28, 1999, the Company retired approximately $5 million of long-term debt or capital leases with interest rates above 12%.

      The Company has an additional 19 centers currently under various stages of development which are expected to be open in the next 12 to 18 months.

Recent Developments and Outlook

      On June 8, 1998, the Company made a portfolio investment of $8 million in cash to purchase 2,000,000 preference shares in LaserSight, which are convertible into common shares, at $4.00 per share. In March 1999, the Company made an additional $2 million investment in common shares and warrants of LaserSight, to maintain its interest of approximately 15% in LaserSight. LaserSight is a publicly traded United States manufacturer of excimer lasers, microkeratomes and microkeratome blades.

      TLC has entered into an agreement with a subsidiary of Kaiser Permanente, one of the largest health management organizations ("HMOs") elsewhere in the United States, providing for a national strategic alliance, with the intention to initially own and operate three refractive centers in California, with an intention to eventually develop additional centers in United States market when Kaiser Permanente has a significant presence. The agreement also grants the Kaiser Permanente subsidiary the right to negotiate an ownership interest in additional TLC refractive centers in the United States.

      TLC has entered into a non-binding letter of intent with Dr. Thomas S. Tooma, a noted California ophthalmologist, providing for the formation of a limited liability company ("California LLC") to own and operate a minimum of five refractive centers - three of TLC's existing centers in California and two centers in California owned by Dr. Tooma. The California LLC would be owned 50.1% by TLC. As consideration for the contribution of his centers, Dr. Tooma would receive a 49.9% interest in the California LLC, a significant cash payment, an earn-out the five years after closing and a five year surgeon contract with customary non-compete restrictions. The California LLC would be operated under the TLC brand name and would operate or have a participating interest in all of TLC's future California refractive centers including the refractive centers operated through the United States. Although definitive agreements are being negotiated, there can be no assurance that this transaction will be completed including the refractive centers operated through the United States.

      TLC has investments in two secondary care practices in the United States. It is TLC's intention to restructure its investments in secondary care centers, including its management service contracts, and not to make any future investments in secondary care centers. This restructuring is a result of the growth in TLC's network of affiliated optometrists and ophthalmologists and the increasing acceptance of laser vision correction procedures.

      PPH, TLC's managed care subsidiary for eye care services, was developed to negotiate and administer vision care contracts. TLC is currently exploring strategic opportunities and expects to sell or restructure its investment in PPH in the last quarter of fiscal 1999, which may result in a one-time gain or loss on the transaction.

Year 2000 Compliance

      The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has completed a comprehensive study of the possible effects of the Year 2000 issue on its systems and results of operations and a detailed plan of action, including projected costs and contingency plans. To date, no significant concerns have been identified as far as the Company's internal operations. However, there can be no assurance that Year 2000-related issues with the providers of goods and services will not have a material ^ adverse affect on the financial condition or results of operations of the Company.

      The Company believes that it has prepared, or will prepare by mid-calendar year 1999, its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. The Company's systems constitute primarily desktop computers, most of which are linked by a local area network server at individual site locations. The Company has determined that its software applications for all essential functions, such as accounting and communications, are already Year 2000 compliant and that the cost of any hardware upgrades, mostly replacing some older desktop computers, will not be material to the financial condition or results of operations of the Company. Such costs will be expensed as incurred. In addition, the Company is discussing with its vendors the possibility of any interface difficulties or other difficulties which may affect the Company. To date, no significant concerns have been identified. While the Company has not identified any significant Year 2000 concerns in its internal operations or vendor relationships, there can be no assurance that no Year 2000-related operating problems or expenses will arise with the Company's computer systems and software or in their interface with the computer systems and software of, or the goods and services provided by, the Company's vendors.

      The Company's core business is operating refractive centers that are equipped with a computer-controlled excimer laser as the primary essential piece of equipment. In the United States, most of the Company's excimer lasers are manufactured by VISX. Representatives from VISX have informed the Company that it has tested its lasers for Year 2000 compliance and that the lasers will function without any effect on safety or efficacy upon a change of date to the Year 2000. However, without any upgrade, some VISX lasers might print out patient reports with an incorrect date on them. VISX has developed a software upgrade to correct this problem and has stated that it will install the upgrade in the Company's VISX lasers by mid-1999 at no cost to the Company. The Company's refractive centers are equipped with other computer-controlled ophthalmic equipment, but none are essential to the laser vision correction procedure. While the Company does not expect that the cost of any replacements or upgrades required for ophthalmic equipment in its refractive centers for the Year 2000 will be material to the financial condition or results of operations of the Company, there can be no assurance that no material ophthalmic equipment upgrades will be required.

      Laser vision correction is an elective procedure which is not covered by Medicare, Medicaid or other governmental reimbursement programs. There are some private insurance companies that provide partial or full coverage for the procedure, which the Company estimate accounts for approximately 8% of its revenues from refractive centers for the first nine months ended February 28, 1999. In the event private insurance companies that cover the laser vision procedure have difficulty processing and paying claims because of Year 2000 issues, this could cause accounts receivable for refractive procedures performed at the Company's refractive centers to increase, or the patient volume in the refractive centers operated by the Company to decrease, which could have a material adverse effect on the financial condition or results or operations of the Company until such Year 2000 problems are corrected. Most secondary care procedures are covered by governmental reimbursement programs, such as Medicare or Medicaid, and by private insurance companies. In the event such third party payors have difficulty processing and paying claims because of Year 2000 issues, this could cause delays in such payments and an increase in accounts receivable for procedures performed in secondary care centers in which the Company has an investment.

      Further, the Company cannot predict the impact that the Year 2000 issue will have on its potential patients or the economy generally. If the Year 2000 issue were to have a significant adverse impact on the economy or potential patients perception of the economy, this could have a material adverse impact on the number of procedures performed, particularly with respect to elective procedures such as laser vision correction, and on the Company's financial results until the economy and consumer confidence recover.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On February 1, 1999, CPC of America, Inc. filed a lawsuit in the Superior Court of California, Orange County, against the Company, Partner Provider Health Inc. and HeartMed LLC alleging breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, fraud and deceit, intentional and negligent interference with prospective economic advantage, breach of fiduciary duty, and fraudulent inducement to enter into contract. The complaint alleges damages to CPC in the amount of $25 million. The complaint also alleges, as a shareholder derivative claim, damages to HeartMed in the amount of $25 million. HeartMed is a cardiology managed care joint venture between Partner Provider Health and CPC. This lawsuit is in the very early stage and the Company intends to vigorously defend it. Although there can be no assurance, the Company does not expect this lawsuit to have a material adverse effect on its business, financial condition or results of operations.

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

                                    TLC THE LASER CENTER INC.


                                    By: /s/ Elias Vamvakas
                                        -----------------------------------
                                            Elias Vamvakas
                                            Chief Executive Officer
                                            April 13, 1999


                                    By: /s/ Peter Kastelic
                                        -----------------------------------
                                            Peter Kastelic
                                            Chief Financial Officer
                                            April 13, 1999