Form 10-K
period 1999-05-31
TLC LASER CENTER INC
filed 1999-08-30
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1999
                         COMMISSION FILE NUMBER: 0-29302

                            TLC THE LASER CENTER INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Ontario, Canada                                     980151150
     (State or jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                       Identification No.)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of July 30, 1999, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately $1,148 million.

      As of July 30, 1999, there were 37,393,974 of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Company's 2000 annual shareholder's meeting (incorporated in Part III to the extent provided in Items 10, 11, 12, and 13).

TLC THE LASER CENTER INC.

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring the future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Risk Factors" section of Item 1 "Business" for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" or "TLC" shall mean TLC The Laser Center Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-K to a particular fiscal year shall mean the 12 months ended on May 31 in that year. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission

                                     PART I

ITEM 1. BUSINESS

Overview

      TLC The Laser Center Inc. ("TLC" or the "Company") is the largest provider of laser vision correction services in North America. TLC owns and manages refractive centers which, together with TLC's network of over 10,000 optometrists and ophthalmologists, provide laser vision correction of common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. TLC, which commenced operations in September 1993, currently has 55 refractive centers in 25 states and provinces throughout the United States and Canada. The Company has 15 centers currently in various stages of development and plans to open 10 to 15 centers within the next 12 months.

      TLC is pursuing a strategy designed to expand its position as the leader in the North American market for laser vision correction. The major focus of the Company's expansion strategy is the United States, where the Company continues to position itself to take advantage of the growing market for laser vision correction. TLC has begun implementing its strategy by: (i) identifying locations of new refractive centers; (ii) entering into discussions to acquire existing refractive centers; (iii) entering into a strategic alliance with a subsidiary of Kaiser Permanente, one of the largest health maintenance organizations ("HMOs") in the United States; and (iv) enhancing marketing programs through initiatives such as the Corporate Advantage program and the TLC branding campaign.

      TLC restructured its investments in managed care and secondary care. In May 1999, TLC sold Partner Provider Health Inc. ("PPH") and took a charge of $2.6 million. In addition, TLC restructured its secondary care operations in May 1999 and incurred a charge of $10.3 million, resulting in a total restructuring charge of $12.9 million.

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

      Excimer laser procedures are designed to reshape the outer layers of the cornea to correct vision disorders by changing the curvature of the cornea. There are currently two procedures that use the excimer laser to correct vision disorders: Photorefractive Keratectomy ("PRK") and Laser In-Situ Keratomileusis ("LASIK"). In the case of both PRK and LASIK, prior to the procedure, the doctor makes an assessment of the exact correction required and programs the excimer laser.

TLC THE LASER CENTER INC.

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

      In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval ("PMA") from the United States Food and Drug Administration (the "FDA"). The initial PMA approval for the sale of the Summit Technology Inc. ("Summit") laser for the treatment of myopia was granted by the FDA in 1995. The FDA has granted subsequent approvals for the sale of the VISX Incorporated ("VISX") excimer laser for the treatment of myopia, hyperopia and astigmatism, for the sale of the Summit excimer laser for the treatment of astigmatism, and for the sale of the Nidex for treatment of myopia. LaserSight Incorporated ("LaserSight") recently completed the Quality System/ Good Manufacturing Practices Inspection following the FDA's field inspection of LaserSight's manufacturing facilities. This is the final step in the pre-market approval process for LaserSight and sale of LaserSight's excimer laser in the United States. In Canada, neither the sale nor the use of excimer lasers to perform refractive surgery is currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Company expects that future sales of any new excimer laser models in Canada may require the approval of the Health Protection Branch of Health Canada ("HPB").

      The FDA has only approved the Summit and VISX excimer lasers for PRK procedures. LASIK came into commercial use in Canada in 1994 and, while to date the Summit and VISX excimer lasers have not been approved in the United States for LASIK procedures, surgeons in the United States have performed LASIK since 1996 using their discretion as a practice of medicine matter. FDA regulations require the laser to be approved, not the procedure. The FDA has stated that it considers the decision by doctors to use the excimer laser for LASIK to be a practice of medicine decision, which the FDA is not authorized to regulate. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure not specifically approved by the FDA if that doctor determines that it is in the best interest of the patient. In addition, on August 3, 1998, the FDA approved the commercial sale and use of an excimer laser for LASIK procedures. The rights to commercially produce and distribute such laser are owned by LaserSight Incorporated ("LaserSight"). Currently, the majority of laser vision correction procedures being performed in the United States and Canada are LASIK. See "Item 1 - Business -- Potential Side Effects and Long Term Results of Laser Vision Correction" and "--Government Regulation-Regulation of Health Care Industry - United States - U.S. Food and Drug Administration."

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

      More than 90% of the excimer laser procedures currently performed at the Company's refractive centers are LASIK. The Company's medical directors believe LASIK generally allows for more precise correction than PRK for higher levels of myopia and hyperopia (with or without astigmatism), greater predictability of results and decreased probability of regression.

TLC THE LASER CENTER INC.

The Refractive Market

      While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, an industry source estimates that approximately 50% of the United States population or 145 million people suffer from some form of refractive disorder requiring vision correction including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.

      Industry sources also estimate that 105,000 laser vision correction procedures were performed in the United States in 1996, 215,000 were performed in 1997 and 480,000 were performed in 1998. It is forecast by industry sources that more than 800,000 laser vision correction procedures will be performed during 1999. If, each year, only two percent of the myopic population in the United States (estimated to be three million people) had laser vision correction performed on both eyes, then, based on current prices, the U.S. market would be more than $12 billion annually. The Company believes that its profitability and growth will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. There can be no assurance that laser vision correction will be more widely accepted by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered by government insurers or other third party payors and, therefore, must be paid for by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long term follow-up data and the possibility of unknown side effects. There can be no assurance that long term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction could also adversely affect its acceptance whether or not the procedures are performed at TLC refractive centers. Market acceptance could also be affected by regulatory developments and by the ability of the Company and other participants in the laser vision correction market to train a broad population of ophthalmologists in performing the procedure. Acceptance of laser vision correction by ophthalmologists could also be affected by the cost of excimer laser systems. The failure of laser vision correction to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

TLC The Laser Center Inc.

      The Company owns and manages eyecare centers throughout North America and, together with its network of over 10,000 eyecare doctors, specializes in laser vision correction to correct common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company is the largest provider of laser vision correction services in North America. The Company also develops and manages regional networks of eye doctors who refer patients to refractive centers and secondary care centers.

TLC THE LASER CENTER INC.

      TLC began operations in September 1993 when it opened a refractive center in Windsor, Ontario. TLC currently has 55 refractive centers in 25 states and provinces throughout the United States and Canada. Two refractive centers were opened in fiscal 1995, two centers were opened in fiscal 1996, 22 refractive centers were opened or acquired in fiscal 1997 (one of which has been closed) and 19 refractive centers were opened or acquired in fiscal 1998. In fiscal year 1999, TLC has opened or acquired six refractive centers and combined four centers into two. The Company has 19 refractive centers currently in various stages of development and plans to open 10 to 15 centers within the next 12 months.

      More than 90% of the excimer laser procedures currently performed at the Company's refractive centers are LASIK. The Company's medical directors believe LASIK generally allows for more precise correction than PRK for higher levels of myopia and hyperopia (with or without astigmatism), greater predictability of results and decreased probability of regression. TLC considers itself a clinical leader in the field of vision correction procedures. TLC's medical directors continually evaluate new vision correction technologies and procedures to ensure that patients at TLC's refractive centers are receiving high quality vision care.

      TLC was incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to its present form, and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of Common Shares. On September 1, 1998, TLC amalgamated under the laws of Ontario with certain wholly-owned subsidiaries.

Expansion Plans

Overview

      TLC is pursuing a strategy designed to expand its position as the leader in the North American market for laser vision correction. The major focus of the Company's expansion strategy is the United States, where the Company continues to position itself to take advantage of the growing market for laser vision correction. The Company has a four-part strategy: (i) continued development of local doctor relationships through its co-management model; (ii) increased market penetration through internal development and strategic acquisitions of refractive centers; (iii) increased market penetration through innovative marketing programs; and (iv) continued development and acquisition of strategic ancillary businesses and programs that support the refractive surgery business.

Co-Management Model

      The Company has developed and implemented a co-management model under which it not only establishes and operates refractive centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures. The primary care doctors assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum of six follow-up visits. The co-management model permits the refractive center doctor to focus on providing laser vision correction procedures while the primary care doctor provides pre- and post-operative care. In addition, each TLC center has an optometrist on staff who works to support and expand the network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Item 1 - Business - Government Regulation - Regulation of Optometrists and Ophthalmologists."

      TLC believes that its relationship with its more than 10,000 affiliated optometrists and ophthalmologists represents an important competitive strength. The Company believes that its

TLC THE LASER CENTER INC.

affiliated doctor network, which includes approximately 25% of the licensed practicing optometrists in the United States, is the largest such network in the laser vision correction field.

      TLC believes that a primary care doctor's relationship with TLC and the doctor's acceptance of laser vision correction helps build the doctors' practices. The affiliated eye doctors (usually optometrists) charge fees to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum of six follow-up visits. In most cases, the primary care doctor's potential revenue loss from sales of contact lenses and eyeglasses is more than offset by professional fees both from laser vision correction co-management and examinations required under the Company's "Lifetime Commitment" program.

      TLC's "Lifetime Commitment" program, established in mid-1997, entitles patients within a certain range of correction to have additional procedures at no cost at any time during their lifetime for further correction, if necessary. To remain eligible for the program, patients are required to have an annual eye exam with a TLC affiliated doctor. The purpose of the program is to respond to a patient's concern that his or her eyes might change over time, requiring another procedure. In addition, the program responds to the doctors' concern that patients may not return for their annual eye exam once their eyes are corrected. The Company believes that this program has been well-received by both patients and doctors.

Increased Market Penetration and Strategic Acquisitions

      The second component of TLC's strategy is the expansion of its business through the internal development and acquisition of refractive centers. The major focus of the Company's expansion strategy is the United States, where the Company continues to position itself to take advantage of the growing market for laser vision correction.

      TLC plans to expand its business in three ways:

      o by increasing the procedure volumes and efficiency of existing centers;

      o     by opening new centers; and

      o by acquiring other refractive centers and businesses that operate refractive centers and increasing their procedure volumes and efficiency.

      The Company implements the same business model and marketing programs in developing new centers and in improving existing or acquired centers. TLC seeks to increase the volume of procedures performed at each refractive center by training the network doctors to advise patients about laser vision correction and by developing local marketing plans for each center. The Company's management and administrative software and systems are intended to increase the efficiency of TLC's refractive centers, permitting a higher volume of procedures to be performed without significant additional fixed costs.

      TLC's senior executive team regularly examines acquisition and development opportunities in the refractive market. The Company is in discussions with several leading practitioners and has identified many opportunities in the United States to form strategic relationships with additional practitioners. In opening a new center or acquiring an existing

TLC THE LASER CENTER INC.

center or business that operates refractive centers, TLC generally requires three criteria to be met. First, the potential TLC center must be supported by a core group of local co-managing doctors, traditionally more than 50 doctors. Second, there must be one or two highly skilled surgeons who are trained in laser vision correction, are supported by the local network doctors and subscribe to the co-management model. Finally, the center must be expected to provide TLC with a satisfactory return on investment. Wherever possible, TLC will seek to establish its position as the leader in laser vision correction in an area or region and then seek to expand in areas contiguous to its existing centers. See "Item 1 - Business - Risk Factors -- Risk of Inability to Execute Acquisition Strategy; Management of Growth."

Marketing Programs

      The third component of TLC's strategy is to increase the volume of procedures performed at its centers and increase its market penetration through innovative marketing programs. TLC believes that as market acceptance for laser vision correction continues to increase, competition among providers will grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely the advice of a doctor. TLC believes that the selection decision for laser vision correction will more often be determined by brand recognition in the future. TLC believes it is developing a strong reputation and brand recognition. The Company intends to dedicate greater resources towards enhancing its marketing programs directed both at network doctors and the public, to increase TLC's brand recognition.

      TLC is developing innovative marketing programs directed at large employers, HMOs and employee associations, to provide TLC with preferred access to large employee groups. TLC has developed the "Corporate Advantage" program in which TLC markets directly to large employers, health maintenance organizations ("HMOs") or employee associations to provide laser vision correction to their employee groups. Participating employers may partially subsidize the cost of an employee's excimer laser surgery at a TLC refractive center and the procedure may be provided at a discounted price. The costs to the employer of the subsidy may be offset by reductions in the ongoing cost of providing eye glasses or other conventional vision correction. Participating employers include Office Depot, Inc., Ernst & Young LLP and Duracell Batteries (Canada). See "Item 1 - Business -Risk Factors -- Risk of Inability to Execute Acquisition Strategy; Management of Growth."

Strategic Ancillary Businesses and Support Programs

      The final component of TLC's strategy is to develop or acquire strategic ancillary businesses and programs that support its core refractive business. TLC has developed Web sites which link the Company's refractive centers, affiliated optometrists and ophthalmologists and potential patients. TLC has also developed The Eye Care Network, an e-commerce division, which links the Company's refractive centers and affiliated optometrists and ophthalmologists with third party suppliers of goods and services. See "-- Strategic Ancillary Business and Support Programs". TLC has also invested in other businesses such as The Vision Source, Inc. ("Vision Source") to further develop the practices of affiliated optometrists and ophthalmologists.

TLC THE LASER CENTER INC.

Description of Refractive Centers

      A typical TLC refractive center has between three and five thousand square feet of space and is located in an office building. Although the legal and payment structures can vary from state to state depending upon local law and market conditions, TLC generally receives revenues in the form of management and facility fees paid by doctors who use the center to perform laser vision correction procedures and administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Every TLC center has a director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the co-management network. Each center also has a business manager, a receptionist, ophthalmic technicians and patient consultants (who answer patients' questions). The number of staff depends on the activity level of the center. Most TLC centers also have a professional relations coordinator who works with the clinical director to support the doctor network and market TLC's services. One senior staff person is designated as the executive director of the center and prepares the annual strategic plan and supervises the day-to-day operations of the center. See Item 2 for a list of TLC refractive centers.

      TLC has developed sophisticated management and administrative software and systems that are designed to permit refractive centers to provide high levels of patient care. The software permits any TLC center to provide a potential candidate with current information on affiliated doctors, throughout North America, to direct a candidate to the closest refractive center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and outcome reporting and analysis. The software has been installed in almost all of the Company's refractive centers as of the end of fiscal 1999.

      The Company's average cost to open a refractive center in the United States has been $1.3 million. It is intended that the cost to open new centers will be funded through equipment financing which the Company currently has available to it and funds available for general corporate purposes. See "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations." Generally, the Company expects that a TLC refractive center will become profitable after it has completed approximately 18 months of operation.

      The Company owns and manages 47 refractive centers in the United States and eight refractive centers in Canada. Each refractive center has one excimer laser with the exception of the Windsor, Toronto, Fairfax and Rockville centers, which have two lasers each. In the United States, the majority of the Company's excimer lasers are manufactured by VISX Incorporated ("VISX") with a small number manufactured by Summit. In Canada, the majority of the Company's excimer lasers are manufactured by Chiron Vision Corporation (owned by Bausch & Lomb Inc.) ("Chiron").

Pricing

      At TLC refractive centers, Canadian residents are typically charged approximately C$2,400 per eye for LASIK and United States residents are typically charged approximately $2,400 to $2,750 per eye for LASIK. For procedures performed in Canada, the Company is not required to pay any license fees for the use of the excimer lasers, and therefore, the cost of performing the procedure is lower. See "Item 1 - Business - Risk Factors Procedure Fees". Although competitors in certain markets charge less for these procedures, the Company believes that the primary factors affecting

TLC THE LASER CENTER INC.

competition in the laser vision correction market are quality of service, reputation, brand recognition and price, and that its competitiveness is enhanced by a strong network of affiliated doctors. See "Item 1 - Business Risk Factors - Competition."

      The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. These procedures are not covered by most HMOs or third party payors under managed care contracts or by other insurers.

Procedure Fees

      In the United States, TLC is typically required to pay a per procedure royalty fee to the manufacturer of the excimer laser which is used for the procedure. The majority of the excimer lasers used by TLC in the United States are manufactured by VISX. The royalty fee for laser vision correction on VISX's excimer laser is currently $250 per eye. There can be no assurance that payments made by the Company to a manufacturer of an excimer laser in the United States will preclude a patent dispute with another manufacturer of an excimer laser or a patentholder with respect to technology or activities purported to be covered by the relevant patents or the Company's equipment or method will not infringe patents held by other parties. See "Item 1 Business - Risk Factors - Intellectual Property/Proprietary Technology."

Description of Secondary Care Centers

      The Company has a controlling investment in one secondary care practice in the United States. See "Item 2 -- Properties" for a list of secondary care centers. A secondary care center is equipped for doctors to provide advanced levels of eye care, which may include eye surgery, for the treatment of disorders such as glaucoma, cataracts and retinal disorders. Generally, a secondary care center does not provide primary eye care, such as eye examinations, or dispense eyewear or contact lenses. Sources of revenue for secondary care centers are direct payments by patients as well as reimbursement or payment by third party payors, including Medicare and Medicaid.

      TLC has restructured its investment in secondary care centers and does not intend to make any future investments in, or provide additional management services to, secondary care centers. This restructuring resulted from the growth in TLC's network of affiliated optometrists and ophthalmologists and the increasing acceptance of laser vision correction procedures. The Company recorded a one-time, non-cash charge in the fourth quarter of fiscal 1999 to reflect the restructuring.

Ownership of Refractive Centers

      The majority of TLC's refractive centers are operated by wholly-owned subsidiaries of the Company. TLC intends to maintain majority voting control and control of the board of directors of all subsidiaries owning refractive centers.

Sales and Marketing

      While TLC believes that many myopic and hyperopic people are potential candidates for laser vision correction, these procedures must compete with corrective eyewear and surgical and non-surgical treatments for myopia and hyperopia. The decision to have laser vision correction largely represents a choice dictated by an individual's desire to reduce or eliminate their reliance

TLC THE LASER CENTER INC.

on eyeglasses or contact lenses. To that end, the Company aggressively markets to both doctors and the public.

      A large part of the Company's marketing resources is devoted to joint marketing programs with affiliated doctors, the goal of which is to build their practices. The Company provides doctors with brochures, videos, posters and other materials which help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public receive support from the Company in the development of marketing programs. Each refractive center has a relationship with a corporate marketing staff person who assists the center in developing marketing/public relations plans unique to the needs of that center.

      The Company believes that the most effective way to market to doctors is to be perceived as the leading provider of quality eye care. To this end, the Company strives to be the clinical leader, educates doctors on laser vision and refractive correction and remains current with new procedures and techniques. See "Item 1 - Business - Strategic Ancillary Businesses and Support Programs." The Company also promotes its services to doctors in Canada and the United States through conferences, advertisements in journals, direct marketing, its Web sites and newsletters.

      TLC believes that as market acceptance for laser vision correction continues to increase, competition among service providers will grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely the advice of a doctor. TLC believes that the selection decision for laser vision correction will more often be determined by brand recognition in the future, and TLC believes it is developing a strong reputation and brand recognition. The Company has historically provided a limited amount of marketing directly to members of the public through radio and print advertisements, videos, brochures and seminars. TLC intends to dedicate greater resources towards enhancing its marketing programs directed at network doctors and the public, to increase TLC's brand recognition. TLC has also developed innovative marketing programs such as the Corporate Advantage program to expand TLC's position as the leader in the North American market for laser vision correction.

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

      Most surgeons performing excimer laser procedures at TLC refractive centers do so under one of three types of standard agreements (which have been modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other refractive center within a specified area. See "Item 1 - Business -Competition." However, although surgeons performing laser vision correction at the Company's refractive centers have agreed to certain restrictions on competing

TLC THE LASER CENTER INC.

with, or soliciting doctors associated with, the Company, there can be no assurance that such agreements will be enforceable. See "Item 3 - Legal Proceedings."

      Surgeons must meet the credentialing requirements of the FDA and the TLC refractive center in which they perform procedures and must complete training provided by the Company unless the Company is otherwise satisfied that the surgeon has been properly trained. Surgeons are responsible for maintaining appropriate malpractice insurance and most agree to indemnify the Company and its affiliates for any losses incurred as a result of the surgeon's negligence or malpractice. See "Item 1 - Business - Risk Factors Potential Liability and Insurance."

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

Strategic Ancillary Businesses and Support Programs

      TLC is pursuing other businesses with the primary objective of supporting its laser vision correction business and the secondary objective of capitalizing on its management and marketing skills.

Information Technology

      TLC has linked its refractive centers, network doctors and potential patients by two Web sites. The information technology systems are designed to support TLC's network of affiliated doctors. TLC has also linked its refractive centers, and network doctors with third party suppliers through the Eye Care Network, its e-commerce division. TLC has invested significant resources in the development of these systems, which it views as critical to its affiliated doctor network.

      o Web Sites: TLC's Web sites at www.tlcvision.com, www.1888calltlc.com, and www.lzr.com provide a directory of TLC eye care providers, contain questions and answers about laser vision correction and provide co-management information for local optometrists and ophthalmologists.

      o The Eye Care Network: The Eye Care Network is an Internet based e-commerce system designed to link affiliated optometrists and ophthalmologists with the Company, each other and third party suppliers. Vision Corporation, owned 50.1% by TLC, operates The Eye Care Network. Vision Corporation, has negotiated contracts with several optometric and ophthalmic suppliers that provide discounts to the more than 10,000 doctors in the TLC network. Vision Corporation earns a per transaction fee through The Eye Care Network.

TLC THE LASER CENTER INC.

Other Businesses

      Partner Provider Health Care Inc. ("PPH") was developed to negotiate and administer vision care contracts. TLC sold its investment in PPH in the fourth quarter of fiscal 1999 and recorded a one-time loss on the transaction.

      Vision Source is a wholly-owned subsidiary that provides marketing, management and buying power to independently owned and operated optometric franchises in the United States. This business supports the development of independent practices and complements the Company's co-management model.

Support Programs

      National Medical Board

      The Company's National Medical Board is comprised of refractive surgeons, selected based upon clinical experience and previous involvement with TLC, that represent the geographic centers in which TLC currently manages a refractive center. The Medical Board, established in March 1998, is responsible for developing protocols and procedures that are recommended for doctors using TLC's refractive centers. The Medical Board has scheduled meetings quarterly throughout the year and meets as necessary to consider clinical issues as they arise. The Board also serves as a quality assurance peer group to ensure that TLC's refractive centers provide high quality vision care.

      Emerging Technologies

      The Company considers itself a clinical leader in vision correction procedures. The Company's medical directors evaluate new vision correction technologies and procedures to ensure that TLC refractive centers provide the highest level of care. TLC's refractive center in Windsor, Ontario is a state of the art facility that is used to examine and evaluate new technologies for TLC refractive centers.

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

TLC THE LASER CENTER INC.

      Training

      The Company conducts a comprehensive training program under the supervision of Dr. Jeffery Machat or Dr. Stephen Slade. Dr. Machat and Dr. Slade are the Co-National Medical Directors of TLC, and both are prominent ophthalmologists and experts in the field of laser vision correction. Both have been working with excimer lasers since 1990 and have lectured and trained surgeons in North America, South America, Europe, South Africa, Australia and Asia. The Company believes that Dr. Slade was the first surgeon to perform LASIK in the United States and Dr. Machat was the first surgeon to perform LASIK in Canada. In addition, Dr. Machat and Dr. Slade are qualified by Chiron Vision Corporation ("Chiron") to certify surgeons to perform LASIK procedures using Chiron excimer lasers.

      Education

      The Company believes that ophthalmologists, optometrists and other eye care professionals who endorse laser vision correction are a valuable resource in increasing general awareness and acceptance of the procedures among potential candidates and in promoting the Company as a service provider. The Company seeks to be perceived by eye care professionals as the clinical leader in the field of laser vision correction. One way in which it hopes to achieve this objective is by participating in the education and training of ophthalmologists and optometrists in Canada and the United States.

      Through the TLC Continuing Education Foundation, established in November 1994, the Company provides educational programs to doctors in all aspects of clinical study, primarily in conjunction with several of the major optometry schools in the United States. In addition, TLC has an education and training relationship with the University of Waterloo, the only English language optometry school in Canada.

Equipment and Capital Financing

      Until recently, the only manufacturers with FDA approvals for their excimer lasers were Summit and VISX. Accordingly, in the United States, most of TLC's refractive centers are equipped with VISX excimer lasers. In Canada, excimer lasers manufactured by Chiron and LaserSight Incorporated ("LaserSight") are used almost exclusively. Recently, other manufacturers of excimer lasers have applied for or received FDA approval for sale of their excimer lasers.

TLC THE LASER CENTER INC.

      Although there can be no assurance, the Company believes that based on the number of existing manufacturers, the current inventory levels of those manufacturers and the number of suitable, previously owned and (in the case of United States centers) FDA approved lasers available for sale in the market, the supply of excimer lasers is more than adequate for the Company's future operations and expansion plans.

      A new excimer laser costs approximately $300,000 to $575,000. Excimer lasers require periodic servicing, generally after 300 procedures. As manufacturers' warranties expire, the Company typically enters into service contracts with manufacturers.

      As available technology improves and additional procedures are approved by the FDA, the Company expects to upgrade the capabilities of its lasers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Competition

Consumer Market for Vision Correction

      Within the consumer market, excimer laser procedures performed by the Company's centers compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery, and technologies currently under development such as corneal implants and intraocular implants and surgery with different types of lasers. Although the Company believes that eyeglass and contact lens use will

TLC THE LASER CENTER INC.

continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this variety of competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.

Market for Laser Vision Correction

      Within the consumer market for laser vision correction, the Company faces competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market will grow. The market for laser vision correction is divided into three major segments: corporate owned centers; surgeon owned centers; and institution owned centers. In the United States, for the fourth quarter of calendar 1998, the corporate owned segment which refers to companies, such as TLC that own or operate refractive centers, accounted for the largest percentage of total procedure value with a 42% market share according to an industry source. The surgeon owned centers, which refer to ophthalmologists who have a laser and perform laser vision correction procedures, accounted for 39% of total procedures performed. The remaining 19% of laser vision correction procedures were performed at institution owned centers, such as hospitals or universities.

      Although competitors in certain regions charge less for laser vision correction than TLC and its affiliated doctors, the Company believes that the primary factors affecting competition in the laser vision correction market are quality of service, reputation, brand recognition and price and that competitiveness is enhanced by a strong network of co-managing doctors. TLC believes that industry experience suggests that price has been a less important factor in the patient decision process. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, may also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates.

      TLC competes in fragmented geographic markets. The Company's principal corporate competitors include Laser Vision Centers, Inc., LCA-Vision Inc., Omega Health Systems Inc., Clear Vision Laser Centers, Ltd. and Aris Vision Institute. In each geographical market, TLC's primary competitors will often be local ophthalmologists or institutions.

Government Regulation

Excimer Laser Regulation

      United States

      Medical devices, such as the excimer lasers used in the Company's United States centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial sale in the United States until the FDA grants pre-market approval ("PMA") for the device. To obtain a PMA for a medical device, excimer laser manufacturers must file a PMA application that includes

TLC THE LASER CENTER INC.

clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a PMA.

      In the United States, Summit, VISX, Autonomous and Nidek Incorporated ("Nidek") have obtained a PMA for their respective excimer lasers to treat varying degrees of myopia. In addition, Summit, VISX and Autonomous have obtained a PMA for their respective excimer lasers to treat varying degrees of astigmatism, and VISX has also obtained a PMA for its excimer laser to treat hyperopia. Currently, Chiron and LaserSight are in clinical trials or have filed an application seeking FDA approval of their excimer lasers. LaserSight recently completed the Quality System/Good Manufacturing Practices Inspection following the FDA's field inspection of LaserSight's manufacturing facilities. This is the final step in the PMA process for LaserSight and sale of its excimer laser in the United States.

      The VISX excimer laser, which is the principal laser used at TLC's refractive centers, is currently approved to treat nearsightedness of up to -12 diopters with astigmatism of up to -4 diopters and farsightedness of up to +6 diopters. To date, this is the widest range of indications for any FDA-approved excimer laser. The excimer lasers manufactured by Summit, Autonomous and Nidek have received FDA approval for more limited ranges of indications.

      To date, all of the PMAs granted for Summit, VISX, Autonomous and Nidek excimer lasers have applied only to the PRK procedure, and not for the LASIK procedure. The FDA, however, is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLC refractive centers, widely perform the LASIK procedure in an exercise of professional judgment in connection with the practice of medicine. In August 1998, the FDA granted Photomed Inc. ("Photomed") approval with respect to a single excimer laser for the treatment of myopia and astigmatism using the LASIK procedure. Photomed has assigned the rights to manufacture and commercially distribute its excimer laser system to LaserSight, and LaserSight has begun the process of seeking FDA approval for the manufacture and commercial distribution of this laser system for the treatment of myopia and astigmatism using the LASIK procedure.

      The use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those affiliated with TLC refractive centers, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future.

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

      Failure to comply with applicable FDA requirements could subject the Company, its affiliated doctors or laser manufacturers to enforcement action, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a

TLC THE LASER CENTER INC.

material adverse effect on the Company's business, financial condition and results of operations. Further, failure to comply with regulatory requirements, or any adverse regulatory action, including a reversal of the FDA's current position that the "off-label" use of excimer lasers by doctors outside the FDA approved guidelines is a practice of medicine decision, which the FDA is not authorized to regulate, could result in a limitation on or prohibition of the Company's use of excimer lasers which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Canada

      The use of excimer lasers in Canada to perform refractive surgery is not subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and hyperopia since 1996. The Health Protection Branch of Health Canada ("HPB") regulates the sale of devices, including excimer lasers used to perform procedures at the Company's Canadian refractive centers. Pursuant to the regulations prescribed under the Food and Drugs Act, the HPB may permit manufacturers or importers to sell a certain number of devices to perform procedures provided the devices are used in compliance with specified requirements for investigational testing. Permission to sell the device may be suspended or canceled where the HPB determines that its use endangers the health of patients or users or where the regulations have not been complied with. Devices may also be sold for use on a non-investigational basis where evidence available in Canada to the manufacturer or importer substantiates the benefits and performance characteristics claimed for the device. The Company believes that the sale of the excimer lasers to its refractive centers, and their use at the centers, complies with HPB requirements. There can be no assurance that Canadian regulatory authorities will not impose restrictions which could have a material adverse effect on the Company's business, financial condition and results of operations.

Regulation of Optometrists and Ophthalmologists

      United States

      The health care industry in the United States is highly regulated. The Company and its operations are subject to extensive federal, state and local laws, rules and regulations, including those prohibiting corporations from practicing medicine and optometry, prohibiting unlawful rebates and division of fees, anti-kickback laws, fee-splitting laws, self-referral laws, laws limiting the manner in which prospective patients may be solicited, and professional licensing rules.

      The Company has reviewed these laws and regulations with its health care counsel and, although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, the Company expects that doctors affiliated

TLC THE LASER CENTER INC.

with TLC centers will comply with such laws in all material respects, although it cannot ensure such compliance by doctors.

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

      The provision of services covered by the Medicare and Medicaid programs in the Company's secondary care centers also triggers potential application of the Stark Law. The co-

TLC THE LASER CENTER INC.

management model could establish a financial relationship, as defined in the Stark Law, between the ophthalmologist and the optometrist. Similarly, to the extent that the Company provides any designated health services, as defined in the statute, the Stark Law could be triggered as a result of any of the several financial relationships between the Company and ophthalmologists. Based on its current interpretation of the Stark Law as set forth in the proposed regulations published in January 1998, the Company believes that the referrals from ophthalmologists and optometrists either will be for services which are not designated health care services as defined in the statute or will be covered by an exception to the Stark Law. There can be no assurance, however, that the government will agree with the Company's position or that there will not be changes in the government's interpretation of the Stark Law. In such case, the Company may be subject to civil penalties as well as administrative exclusion and would likely be required to revise the structure of its legal arrangements or curtail its activities, any of which could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

      Many states prohibit a physician from sharing or "splitting" fees with persons or entities not authorized to practice medicine. TLC's co-management model for refractive procedures presumes that a patient will make a single global payment to the laser center, which is a management entity acting on behalf of the ophthalmologist and optometrist to collect fees on their behalf. In turn, the ophthalmologist and optometrist pay facility and management fees to the laser center out of their patient fees collected. While the Company believes that such arrangements do not violate any such prohibitions in any material respects, there can be no assurance that one or more states will not interpret this structure as violating the state fee-splitting prohibition, thereby requiring the Company to change its procedures in connection with billing and collecting for services. Violation of state fee-splitting prohibitions may subject the ophthalmologists and optometrists to sanctions, and may result in the Company incurring legal fees, as well as being subjected to fines or other costs, and this could have a material adverse effect on the Company's business, financial condition, and results of operations.

TLC THE LASER CENTER INC.

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

      Optometrists and ophthalmologists are subject to varying degrees and types of provincial regulation governing professional misconduct, including restrictions relating to advertising, and in the case of optometrists, a prohibition against exceeding the lawful scope of practice. In Canada, laser vision correction is not within the permitted scope of practice of optometrists. Accordingly, TLC does not allow optometrists to perform the procedure at TLC centers in Canada.

Facility Licensure and Certificate of Need

      The Company believes that it has all licenses necessary to operate its business. The Company may be required to obtain licenses from the state Departments of Health, or a division thereof in the various states in which it opens TLC centers. While there can be no assurance that the Company will be able to obtain facility licenses in all states which may require facility

TLC THE LASER CENTER INC.

licensure, the Company has no reason to believe that in such states, it will be not able to obtain such a license without unreasonable expense or delay.

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

Intellectual Property

      The name "TLC The Laser Center" is a registered United States service mark of the Company and a registered trade-mark in Canada. The Company also has applied for registration of its logo and slogan "See the Best", "TLC Laser Eye Centers" and "Experience You Can Trust." In addition, the Company owns a patent in the United States on the treatment of a potential side effect of laser vision correction generally known as "central islands." The patent expires in May 2014. The Company's service marks, trade-mark, patent and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. There can be no assurance that one or all of the registrations of the service marks will not be challenged, invalidated or circumvented in the future. A subsidiary of the Company recently signed an agreement with a subsidiary of LaserSight whereby the Company has granted an exclusive right to use the central islands patent to LaserSight.

TLC THE LASER CENTER INC.

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

Employees

      As of July 31, 1999, the Company had more than 745 employees, as compared to more than 590 employees a year ago. The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its refractive centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors Dependence on Key Personnel."

Risk Factors

Limited Operating History and Losses from Operations; Uncertainty of Future Profitability

      The Company had net losses of $9.6 million, $9.5 million and $3.7 million for fiscal 1997, 1998 and 1999, respectively. As of May 31, 1999, the Company had an accumulated deficit of $29.6 million. The Company's ability to maintain profitability will depend in part on its ability to increase demand for its services and control costs, its ability to execute its expansion strategy and effectively integrate acquired businesses and assets, economic conditions in the Company's markets, competitive factors and regulatory developments. Accordingly, the extent of future profits, if any, and the time required to achieve sustained profitability is uncertain. Moreover, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

TLC THE LASER CENTER INC.

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

Dependence on Affiliated Doctors

      Most states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometric services on the Company's behalf. Because the Company does not practice medicine or optometry, its activities are limited to owning and managing centers and affiliating with other health care providers. Affiliated doctors provide a significant source of patients for the Company. Accordingly, the success of the Company's operations depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions, ophthalmologists and optometrists, to render surgical and other professional services at facilities owned or managed by the Company. There can be no assurance that the Company will be able to enter into agreements with optometrists and ophthalmologists or other health care providers on satisfactory terms or that such agreements will be profitable to the Company. Failure to enter into or maintain such agreements with a sufficient number of qualified optometrists and ophthalmologists will have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Surgeon Contracts".

Competition

      Laser vision correction is subject to intense competition. The Company competes with other entities, including hospitals, individual ophthalmologists, other laser centers and certain manufacturers of excimer laser equipment, in offering laser vision correction. The Company's refractive centers compete on the basis of quality of service, reputation, brand recognition and price. There can be no assurance that competitors with substantially greater financial, technical, managerial, marketing and other resources and experience than the Company will not compete more effectively than the Company. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. Competitors have, from time to time, in some markets, offered laser vision correction at prices considerably lower than TLC's prices. At TLC centers, Canadian residents are typically charged C$2,400 per eye for LASIK procedures and United States residents are typically charged from $2,400 to $2,750 per eye for LASIK procedures, while competitors in some markets have from time to time advertised LASIK procedures for as low as C$749 per eye. Market conditions may compel the Company to lower its prices to remain competitive in some markets. There can be no assurance that any

TLC THE LASER CENTER INC.

reduction in prices charged will be compensated for by an increase in procedure volume or decreases in the Company's costs. A decrease in either the fees for procedures performed at TLC's refractive centers or in the number of procedures performed at TLC's centers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, laser vision correction competes with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery, corneal rings, intraocular lenses and other technologies currently under development. Suppliers of conventional vision correction alternatives (eyeglasses and contact lenses), such as optometry chains, with substantially greater financial, technical, managerial, marketing and other resources and experience than the Company may compete with the Company by promoting alternatives to laser vision correction or by purchasing laser systems and offering laser vision correction to their customers. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this variety of competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company.

      Competition has increased in part due to the greater availability and lower cost of excimer lasers. Further competition could develop if a significant decrease in the price of excimer laser systems were to occur, because the high price of excimer laser systems currently is a barrier to entry for many potential competitors, particularly individual ophthalmologists and ophthalmologists participating in group practices. A price decrease could occur for a number of reasons, including increased competition among laser manufacturers. Competition in the market for laser vision correction could increase if state laws were amended to permit optometrists (in addition to ophthalmologists) to perform laser vision correction.

      In addition, although surgeons performing laser vision correction at the Company's refractive centers and certain other employees have agreed to certain restrictions on competing with, or soliciting doctors associated with, the Company, there can be no assurance that such agreements will be enforceable. See "Item 3 - Legal Proceedings."

Quarterly Fluctuations in Operating Results

      Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend on numerous factors, including: (i) market acceptance of the Company's services; (ii) seasonal factors (historically, the Company's second quarter results have reflected fewer procedures due to the deferred scheduling of elective procedures during the summer); (iii) the purchase or upgrade of lasers and other equipment; (iv) economic conditions in the geographic areas in which the Company operates; (v) the timing of new enhancements by the Company, its suppliers and its competitors; (vi) the opening, closing or expansion of centers; (vii) regulatory matters; (viii) litigation; (ix) acquisitions; (x) competition; (xi) fluctuations in currency exchange rates (a portion of the Company's operations are conducted in Canadian dollars) and (xii) other extraordinary events. There can be no assurance that the growth in revenues achieved by the Company in prior quarters will continue or that revenues or net income in any particular quarter will not be lower, or losses greater, than those of the preceding quarters, including comparable quarters of prior fiscal years. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. In light of the foregoing, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be

TLC THE LASER CENTER INC.

relied upon as indications of likely future performance or annual operating results. Reductions in revenues or net income between quarters or the failure of the Company to achieve expected quarterly earnings per share could have a material adverse effect on the market price of the Common Shares.

Potential Side Effects and Long-Term Results of Laser Vision Correction

      Concerns with respect to the safety and efficacy of laser vision correction include predictability and stability of results and potential complications or side effects, including the following: post-operative pain; corneal haze during healing (an increase in light-scattering properties of the cornea); glare/halos (disturbed night vision); decrease in contrast sensitivity (reduced visual quality of sharpness); temporary increases in intraocular pressure in reaction to post-procedure medication; modest fluctuations in astigmatism and modest decreases in best corrected vision (i.e., with eyeglasses); loss of fixation during the procedure; unintended over- or under-correction; instability, reversion or regression of effect; corneal scars (blemishing marks left on the cornea); corneal ulcers (inflammatory lesions resulting in loss of corneal tissue); and corneal healing disorders (compromised or weakened immune system or connective tissue disease which causes poor healing). Laser vision correction may involve the removal of "Bowman's layer," an intermediate layer between the epithelium (outer corneal layer) and the stroma (middle corneal layer). Although several studies conducted to date have demonstrated no significant adverse reactions to excimer laser removal of Bowman's layer, it is unclear what effect this may have on the patient. Although recently released results of a study showed that the majority of patients experienced no serious side effects six years after laser vision correction using the PRK procedure, there can be no assurance that complications will not be identified in further long-term follow-up studies. Any such complications or side effects may call into question the safety and effectiveness of laser vision correction, which in turn may negatively affect the approval by the FDA of the excimer laser for sale for laser vision correction and the market acceptance of such procedures and lead to product liability, malpractice or other claims against the Company. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Liability and Insurance

      The provision of medical services entails an inherent risk of potential malpractice and other similar claims. Although patients at the Company's centers execute informed consent statements prior to any procedure performed by doctors at the Company's centers, there can be no assurance that such consents will provide adequate liability protection. In addition, although the Company does not engage in the practice of medicine or have responsibility for compliance with certain regulatory and other requirements directly applicable to doctors and doctor groups, there can be no assurance that claims, suits or complaints relating to services provided at the Company's centers will not be asserted against the Company in the future. The Company currently maintains malpractice insurance coverage that it believes is adequate both as to risks and amounts, in the amount of C$5,000,000 for each occurrence in respect of each refractive center in Canada, subject to maximum annual aggregate coverage of C$5,000,000, and $25,000,000 per occurrence in respect of each center in the United States, subject to maximum annual aggregate coverage of $25,000,000. Such insurance extends to professional liability claims that may be asserted against employees of the Company that work on site at the centers. In addition, the doctors who provide medical services at the Company's centers are required to

TLC THE LASER CENTER INC.

maintain comprehensive professional liability insurance, although there can be no assurance that any such insurance will be adequate to satisfy claims or that insurance maintained by the doctors will protect the Company.

      The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company. An increase in the future cost of such insurance to the Company and the doctors who provide medical services at the centers may have a material adverse effect on the Company's business, financial condition and results of operations. Successful malpractice or other claims asserted against any of the doctors who provide medical services or the Company that exceed applicable policy limits or are not covered by policy terms could have a material adverse effect on the Company's business, financial condition and results of operations. Although the doctors providing medical services at the centers are required to carry malpractice insurance and while most have agreed to indemnify the Company against certain malpractice and other claims, there can be no assurance that such indemnification is enforceable or, if enforced, that it will be sufficient.

      The excimer laser system utilizes certain poisonous gases which if not properly contained could result in bodily injury. Any such occurrence could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the use of excimer laser systems may give rise to claims by patients, doctors, technicians or others against the Company resulting from laser-related injuries, which may not become evident for a number of years. While the Company believes that any claims alleging defects in its excimer laser systems would be covered by the manufacturers' product liability insurance, there can be no assurance that the Company's excimer laser manufacturers will continue to carry product liability insurance or that any such insurance will be adequate to protect the Company. The Company may not have adequate insurance for any liabilities arising from injuries caused by poisonous gases or laser equipment.

      There can be no assurance that adequate insurance will continue to be available, either at existing or increased levels of coverage on commercially reasonable terms, if at all, for the Company's existing and future operations and centers, or that the Company's existing insurance will be adequate to cover any future claims that may be made. The unavailability of adequate insurance at acceptable rates could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if a claim against the Company is covered by insurance, the cost of defending the action and/or the assessment of damages in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Competition."

Management of Growth

      The Company's success will depend on its ability to expand and manage its operations and facilities. The Company is in a period of rapid growth, with the major focus of its expansion being the United States. The Company's growth and expansion has resulted in and may continue to result in new and increased responsibilities for management and additional demands on management, operating and financial systems and resources. In particular, the Company will need to successfully hire, train and retain management for each of its refractive centers. There can be no assurance that the Company will be able to hire, train or retain qualified managers. The Company's ability to continue to expand in the United States is dependent upon factors such as its

TLC THE LASER CENTER INC.

ability to: (i) implement new, expanded or upgraded operations and financial systems, procedures and controls; (ii) hire and train new staff and managerial personnel; (iii) expand the Company's infrastructure; (iv) adapt or amend the Company's structure to comply with present or future legal requirements affecting the Company's arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which doctors have a financial interest; and (v) obtain regulatory approvals and Certificates of Need, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors. Any failure or inability to successfully implement these and other factors may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully integrate and manage the refractive centers it opens or acquires or achieve the economies of scale and/or the patient base required to achieve profitability in the refractive centers. If the Company's management is unable to successfully implement its growth strategy or manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

Inability to Execute Acquisition Strategy

      The Company's growth strategy is dependent on increasing the number of TLC refractive centers through strategic acquisitions. The addition of new centers can be expected to present challenges to management, including the integration of new operations, technologies and personnel, and special risks, including unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on operating results resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and increased costs resulting from difficulties related to the integration of the acquired businesses. The future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, if at all, or successfully integrate acquired businesses into its operations. The Company's past and possible future acquisitions may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected.

      If the Company seeks to issue Common Shares to finance acquisitions, a decline in the price of the Common Shares may result in the Company being required to issue a greater number of Common Shares which could have a material adverse effect on the Company's ability to complete acquisitions and could result in increased dilution to existing shareholders.

      There can be no assurance that the Company will have adequate resources to finance acquisitions. If the Company does not have adequate resources, its growth could be limited, and its existing operations impaired, unless it is able to obtain additional capital through subsequent equity or debt financings. There can be no assurance that the Company will be able to obtain such financing or that, if available, such financing will be on terms acceptable to the Company. As a result, there can be no assurance that the Company will be able to implement its expansion strategy successfully. Failure by the Company to successfully implement its acquisition strategy

TLC THE LASER CENTER INC.

and integrate and operate the acquired businesses efficiently would have a material adverse effect on the Company's business, financial condition and results of operations.

Future Capital Requirements; Uncertainty of Additional Funding

      It is not possible to predict with certainty the timing or the amount of future capital requirements. However, the Company may require significant additional funding to expand in the future. Such additional funding may be raised through additional public or private equity or debt financings or other sources and may, if obtained by way of subsequent equity financing, result in dilution to the holders of the Common Shares. The Company believes that the net proceeds of its recent public offering, together with existing cash balances and funds expected to be generated from operations should be sufficient to fund its anticipated level of operations and its current expansion and acquisition plans for at least the next 18 months. There can be no assurance that the Company's operations, expansion plans or capital requirements will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can maintain profitable operations. The Company's capital needs depend on many factors, including the rate and cost of acquisitions of businesses, equipment and other assets, the rate of opening new centers or expanding existing centers, market acceptance of laser vision correction and actions by competitors. Further, additional funding may not be available on terms satisfactory to the Company, if at all. If adequate funds are not available, the Company may be required to cut back or abandon its expansion plans and curtail operations significantly, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Reimbursement

      A decrease in the number of privately insured patients treated at the Company's secondary care centers or a further reduction in reimbursement rates or in payments to doctors could cause the revenues of such centers to decrease and have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Description of Secondary Care Centers".

Government Regulation and Supervision

Regulation of Health Care Industry

United States

      The Company and its operations are subject to extensive federal, state and local laws, rules and regulations, including those prohibiting corporations from practicing medicine and optometry, prohibiting unlawful rebates and division of fees, and limiting the manner in which prospective patients may be solicited. Further, contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others, are extensively regulated by federal and state laws. Many of these laws and regulations are ambiguous in nature and have not been definitively interpreted by courts and regulatory authorities. Moreover, state and local laws vary from jurisdiction to jurisdiction. Accordingly, the Company may not always be able to predict clearly how such laws and regulations will be interpreted or applied by courts and regulatory authorities and some of the Company's activities could be challenged by regulators, competitors or others. In addition, there can be no assurance that the regulatory environment in which the

TLC THE LASER CENTER INC.

Company operates will not change significantly in the future. In response to new or revised laws, regulations or interpretations, the Company could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail its business activities, reducing the potential profit to the Company of some of its legal arrangements, any of which may have a material adverse effect on the Company's business, financial condition and results of operations. Among the laws and regulations that affect the Company's operations are anti-kickback laws, fee-splitting laws, corporate practice of medicine restrictions, self-referral laws and professional licensing rules.

Anti-Kickback Statutes. In the United States, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any remuneration, whether direct or indirect, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable in whole or in part under Medicare, Medicaid or other federal health care programs. Certain federal courts have interpreted the anti-kickback statute broadly and, in some cases, have interpreted the law to prohibit payments intended to induce the referral of Medicare or Medicaid business, irrespective of any other legitimate motives. Sanctions for violations of the anti-kickback statute include criminal penalties, such as imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation, and exclusion from the Medicare or Medicaid programs and other federal programs. The federal Office of the Inspector General, the agency responsible for the interpretation and enforcement of the anti-kickback statute, has stated that if ophthalmologists and optometrists engage in agreements to refer, they may be violating the anti-kickback statute. The Inspector General also has taken the position that the anti-kickback statute is implicated, even if non-Medicare or Medicaid covered services are involved, if the arrangement has an impact on the referral pattern for services covered by Medicare or Medicaid. Moreover, some states have enacted statutes similar to the federal anti-kickback statute which are applicable to referrals of patients regardless of payor source. Although the Company has endeavored to structure its contractual relationships in compliance with these laws, federal and/or state authorities could determine that prohibitions contained in anti-kickback or similar statutes apply to the Company's co-management strategy and to the Company's contractual relationship with ophthalmologists in connection with the Company's secondary care center initiatives, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Fee-Splitting. Many states in the United States prohibit professionals, including ophthalmologists and optometrists, from paying a portion of a professional fee to another individual (including another professional) unless the individual is an employee or partner in the same professional practice. Violation of a state's fee-splitting prohibition may result in civil or criminal fines, as well as sanctions imposed against the professional through licensing proceedings. Many states do not have any clear precedent or regulatory guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although the Company has endeavored to structure its contractual relationships in compliance with these laws in all material respects, state authorities could find that fee-splitting prohibitions are implicated in the Company's co-management programs or in the management services agreements between doctors and the Company in connection with the Company's refractive centers and secondary care centers. Such findings may require the Company to revise the structure of its legal arrangements and this could have a material adverse effect on the Company's business, financial condition and results of operations.

TLC THE LASER CENTER INC.

Corporate Practice of Medicine and Optometry. The laws of many states in the United States prohibit business corporations, such as the Company, from practicing medicine and employing or engaging physicians to practice medicine and some states prohibit business corporations from practicing optometry or employing or engaging optometrists to practice optometry. Such laws preclude companies that are not owned entirely by eye care professionals from employing eye care professionals, having control over clinical decision-making or engaging in other activities that are deemed to constitute the practice of optometry or ophthalmology. This prohibition is generally referred to as the prohibition against the corporate practice of medicine or optometry. Violation of a state's corporate practice of medicine or optometry prohibition may result in civil or criminal fines, as well as sanctions imposed against the professional through licensing proceedings. Although the Company has endeavored to structure its contractual relationships in compliance with these laws in all material respects, if any aspect of the Company's operations were found to violate applicable state corporate practice of medicine or optometry prohibitions, the Company would be required to revise the structure of its legal arrangements which could have a material adverse effect on the Company's business, financial condition and results of operations.

Self-Referral Laws. Under the United States federal self-referral law (the "Stark Law") physicians (which, under the statute, includes optometrists) are prohibited from referring their Medicare or Medicaid patients for the provision of designated health services (including clinical laboratory, diagnostic imaging and prosthetic devices) to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statute or regulations. The penalties for violating the Stark Law include denial of payment for the designated health services performed, civil fines of up to $15,000 for each service provided pursuant to a prohibited referral, a fine of up to $100,000 for participation in a circumvention scheme, and possible exclusion from the Medicare and Medicaid programs. Many of the Company's subsidiaries that operate refractive or secondary care centers are partially owned by doctors affiliated with those centers. Proposed regulations implementing the Stark Law were published in January 1998. At this time it is unclear whether and to what extent services provided by ophthalmologists and optometrists are affected under the law. While the Company believes that its present arrangements will not be affected once final regulations are published, there can be no assurance that the Stark Law will not require the Company to revise the structure of its legal arrangements, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

      Many states in the United States also have laws similar to the Stark Law prohibiting self-referrals. The services covered by such laws vary from state to state. While the Company believes that its present arrangements are consistent with applicable state law in all material respects, there can be no assurance that state officials will not take the position that certain referrals are prohibited under state law. Such findings could require the Company to revise the structure of its legal arrangements, and this could have a material adverse effect on the Company's business, financial condition, and results of operations.

State Licensing Limitations. State medical boards and state boards of optometry generally set the limits of the activities in which the professional may engage. In some instances, issues have been raised as to whether participation in a co-management program violates a physician's responsibility to provide adequate care to the patient, constitutes an abandonment of the patient, or constitutes conspiring to promote the unlicensed practice of medicine by an optometrist. The

TLC THE LASER CENTER INC.

conclusions of these regulatory bodies often are not consistent. The issue is further complicated by the dual jurisdiction exercised by boards of medicine and boards of optometry. While a board of medicine generally has no jurisdiction over optometrists, it could hold an ophthalmologist culpable for conspiracy to promote the unlicensed practice of medicine by an optometrist. Yet, in the same state, the board of optometry may hold that the post-operative services rendered by the optometrist are within the scope of the practice of optometry. Participation in the Company's co-management program may place ophthalmologists and optometrists at risk of violating state licensing laws. Such a finding could require the Company to revise the structure of its legal arrangements and may result in affiliated doctors terminating their relationships with the Company, either of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Other Anti-Fraud Provisions. There are also federal and state civil and criminal statutes imposing penalties, including substantial civil and criminal fines and imprisonment, on health care providers and those who provide services to such providers (including management businesses such as the Company) which fraudulently or wrongfully bill government or other third-party payors for health care services. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions and obtain a portion of the false claims recovery if the action is successful. The Company believes that it and its affiliated doctors are in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities or private parties asserting a false claim action in the name of the United States government which could have a material effect on the Company's business, financial condition and results of operations.

Facility Licensure and Certificate of Need. The Company may be required to obtain licenses from the State Departments of Health, or a division thereof, in the various states in which it opens or acquires a center. The Company believes that it has obtained the necessary licensure in states where licensure is required and that it is not required to obtain licenses in other states. However, some of the regulations governing the need for licensure are unclear and there is no applicable precedent or regulatory guidance to cover certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that the Company is operating a center inappropriately without a license, which could subject the Company to significant fines or other penalties, result in the Company being required to cease operations in that state or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. With respect to future expansion, although there can be no assurance that the Company will be able to obtain any required license, the Company has no reason to believe that, in those states that require such facility licensure, it will be not able to obtain such a license without unreasonable expense or delay.

      Some states require the permission of the State Department of Health or a division thereof, such as a Health Planning Commission, in the form of a Certificate of Need ("CON") prior to the construction or modification of an ambulatory care facility, or the purchase of certain medical equipment in excess of an amount set by the state. The Company believes that it has obtained the necessary CONs in states where a CON is required and that it is not required to obtain CONs in other states. However, some of the regulations governing the need for CONs are unclear and there is no applicable precedent or regulatory guidance to cover certain interpretative issues. Therefore,

TLC THE LASER CENTER INC.

it is possible that a state regulatory authority could determine that the Company is operating a center inappropriately without a CON, which could have a material adverse effect on the Company's business, financial condition and results of operations. While there can be no assurance that the Company will be able to acquire a CON in all states where a CON is required, the Company has no reason to believe that in those states that require a CON, it will not be able to do so.

Canada

      Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In addition, the laws of certain Canadian provinces prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities (such as the Company) from practicing medicine or optometry and, in certain circumstances, from employing physicians or optometrists directly. Although the Company is not aware of any Canadian health regulations which impose licensing restrictions on the operation of its centers, there can be no assurance that such restrictions will not be adopted. Changes in the interpretation or enforcement of existing regulatory requirements or the adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many of the Company's operations have not been subject to review by regulators and there can be no assurance that a review of the Company's operations or the operations of its affiliated doctors will not result in a determination that could have a material adverse effect on the Company's business, financial condition and results of operations.

United States Food and Drug Administration

      In the United States, Summit Technology Inc. ("Summit"), VISX Incorporated ("VISX"), and Nidek Incorporated ("Nidek") have obtained FDA approval to market their respective excimer lasers for laser vision correction. To date, the FDA approvals granted for these excimer lasers have applied only to the PRK procedure, and not for the LASIK procedure. The FDA, however, is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLC refractive centers, widely perform the LASIK procedure in an exercise of professional judgment in connection with the practice of medicine.

      Also, the use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those affiliated with TLC refractive centers, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine.

      Failure to comply with applicable FDA requirements could subject the Company, its affiliated doctors or laser manufacturers to enforcement action, including product seizure, recalls,

TLC THE LASER CENTER INC.

withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, failure to comply with regulatory requirements, or any adverse regulatory action, including a reversal of the FDA's current position that the "off-label" use of excimer lasers by doctors outside the FDA approved guidelines is a practice of medicine decision, which the FDA is not authorized to regulate, could result in a limitation on or prohibition of the Company's use of excimer lasers which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

      Most of the Company's refractive centers in the United States use VISX excimer lasers. The failure of VISX or other excimer laser manufacturers to comply with applicable federal, state or foreign regulatory requirements, or any adverse action against or involving such manufacturers, could limit the supply of lasers, substantially increase the cost of excimer lasers, limit the number of patients that can be treated at the Company's centers and limit the ability of the Company to use the lasers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Governmental Regulation."

Technological Change

      Modern medical technology is characterized by extensive research and rapid technological change. Newer or enhanced technologies may be developed with better performance or lower cost than the excimer laser equipment currently used by the Company. Medical companies, academic and research institutions and others have developed and could develop new therapies, including new or enhanced medical devices or surgical procedures for the conditions targeted by the Company. The FDA recently approved for marketing intraocular lenses (i.e., implantable contact lenses). Other vision correction alternatives, such as corneal rings, are being developed. New and potential therapies could be more medically effective and less expensive than the procedures performed at the Company's refractive centers and could potentially render laser vision correction obsolete, uneconomical or otherwise undesirable. In addition, competitors may develop procedures that involve lower per procedure costs. There can be no assurance that the Company will have the capital resources available to it to upgrade its excimer laser equipment, acquire any such new or enhanced medical devices or adopt such new or enhanced procedures at the time that any advanced or more efficient technology or procedure is developed or introduced. The inability of the Company to do so successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Intellectual Property/Proprietary Technology

      The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal

TLC THE LASER CENTER INC.

procedures with excimer lasers. In the event that the use of an excimer laser or other procedure performed at any of the Company's centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may not be available on acceptable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products which do not infringe the patent. The unavailability of such products may cause the Company to cease operations in the United States or Canada or delay the Company's expansion. If the Company is prohibited from performing laser vision correction at its refractive centers, the Company's business, financial condition and results of operations will be materially adversely affected. See "Item 1 - Business - Intellectual Property/Proprietary Technology".

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

Year 2000 Compliance

      The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Company has completed a comprehensive study of the possible effects of the Year 2000 issue on its systems and results of operations. No significant concerns have been identified as far as the Company's internal operations. However, there can be no assurance that Year 2000-related issues will not have a material adverse effect on the Company's business, financial condition and results of operations. Suppliers of goods and services of the Company may not be Year 2000 compliant.

      Some private insurance companies provide partial or full coverage for laser vision correction. In the event private insurance companies that cover the laser vision procedure have difficulty processing and paying claims because of Year 2000 issues, this could cause accounts receivable for refractive procedures performed at the Company's refractive centers to increase, or the patient volume in the refractive centers operated by the Company to decrease, which could

TLC THE LASER CENTER INC.

have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company cannot predict the impact that the Year 2000 issue will have on its potential patients or the economy generally. If the Year 2000 issue were to have a significant adverse impact on the economy or potential patients perception of the economy, this could have a material adverse impact on the number of procedures performed, particularly with respect to elective procedures such as refractive surgery, and on the Company's business, financial condition and results of operations until the economy and consumer confidence recover. "See Item 7 -- Management's Discussion and Analysis -- Year 2000 Compliance."

TLC THE LASER CENTER INC.

ITEM 2. PROPERTIES

      The Company's centers and the corporate office are located in leased premises. The leases are negotiated on market terms and typically have a term of five to ten years. See Note 12 to "Item 8 - Consolidated Financial Statements of the Company." The following chart contains the location and acquisition or opening date of each TLC refractive center, including Beacon centers.

                                              Refractive Centers
                     United States                                                        Canada
                     -------------                                                        ------
Location             Opened              Location              Opened            Location             Opened
California                               New York                                British Columbia
Brea(4)              September, 1996     Garden City(2)        May 1996          Vancouver            August 1996
Fresno(4)            July 1999
Irvine(1)(4)         June, 1997          New York(2)           January 1996      New Brunswick
Newport Beach(4)     July, 1999          White Plains(2)       April 1996        Moncton              September 1997
Ontario(4)           July, 1999          North Carolina                          Ontario
Colorado                                 Charlotte             June 1997         London               November 1994
Denver               August, 1996        Raleigh               August 1997       Richmond Hill(1)     September 1997
Denver(1)            August, 1996        Winston-Salem         March 1997        Toronto              December 1994
Florida                                  Ohio                                    Toronto(1)           May 1995
Boca Raton(2)        January, 1996       Cleveland             November 1997     Waterloo             May 1999
Fort Lauderdale(1)   January, 1997       Columbus              October 1998      Windsor              September 1993
Tampa(1)             January, 1997       Oklahoma
Georgia                                  Oklahoma City         October 1996
Atlanta(1)           August, 1996        Tulsa                 October 1995
Illinois                                 Pennsylvania
Westchester          March, 1997         Plymouth Meeting(2)   April 1996
Indiana                                  Pittsburgh            June 1998
Indianapolis         March, 1996         South Carolina
Maryland                                 Greenville            June 1996
Annapolis            July 1999           Tennessee
Baltimore            June 1999           Johnson City          April 1997
Rockville(2)         January, 1996       Texas
Massachusetts                            Austin(1)             June 1996
Scituate             September 1997      Arlington(1)          June 1996
Michigan                                 Houston(1)            August 1996
Detroit              November 1997       San Antonio(1)        June 1996
Kalamazoo            April 1999          Virginia
Lansing(3)           May 1998            Fairfax(2)            April 1996
Montana                                  Washington
Billings             March 1997          Lynnwood              July 1996
New Jersey                               Wisconsin
Elmwood Park(2)      March 1996          Green Bay             April 1999
Mount Laurel(2)      June 1997           Madison               October 1996
                                         Milwaukee             April 1999

(1) Beacon center. On May 27, 1998, the Company completed its acquisition of Beacon.
(2)   Acquired February 1997 in the acquisition of 20/20.
(3)   Also contains a secondary care center.
(4) TLC California center. On July 2, 1999, the Company acquired 50.1% of the operating assets and liabilities of California LLC for cash consideration, certain operating assets and liabilities of its California refractive centers and additional cash amounts.

TLC THE LASER CENTER INC.

The Company owns and manages one secondary care practice, which maintains five satellite locations in the State of Michigan.(1)

The Company also leases office space for two corporate offices. The International Headquarters is located in Mississauga, Ontario in Canada, and the U.S. Corporate Office is located in Bethesda, Maryland.

----------
(1) The Company also maintains minor investment interests in two other secondary care practices located in Oklahoma and Washington. The practice in Oklahoma has two satellite locations while the secondary care practice in Washington has seven satellite locations.


ITEM 3. LEGAL PROCEEDINGS

      On January 18, 1998, TLC and its subsidiary, TLC Midwest Eye Laser Center Inc., filed a suit in the Circuit Court of Cook County Illinois, Chancery Department, against Midwest Eye Institute II, Ltd., Midwest Eye Physicians, PC, Herman D. Sloane, MD, Allen M. Pielet, MD, Floyd W. Woods, OD, Ronald J. Carr, OD, and Dominick L. Opitz, OD. The suit seeks injunctive relief and compensatory damages against certain defendants for breach of an administrative services agreement and seeks an injunction to prevent the defendant doctors from competing with TLC. The court of appeals recently denied the Company's request for an injunction preventing the defendant doctors from competing with TLC. However, the Company intends to appeal this decision.

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

      On February 1, 1999, CPC of America, Inc. ("CPC") filed a lawsuit in the Superior Court of California, Orange County, against the Company, PPH and HeartMed LLC ("HeartMed") alleging breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, fraud and deceit, intentional and negligent interference with prospective economic advantage, breach of fiduciary duty, and fraudulent inducement to enter into contract. The complaint alleges damages to CPC in the

TLC THE LASER CENTER INC.

amount of US$25 million. The complaint also alleges, as a shareholder derivative claim, damages to HeartMed in the amount of US$25 million. HeartMed is a cardiology managed care joint venture between PPH and CPC. The lawsuit is in the very early stage and the Company intends to vigorously defend it. Although there can be no assurance, the Company does not expect this lawsuit to have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

TLC THE LASER CENTER INC.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Common Shares are listed on The Toronto Stock Exchange under the symbol "TLC" and on the Nasdaq National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on The Toronto Stock Exchange and the Nasdaq National Market:

                                  The
                                 Toronto                    Nasdaq
                                  Stock                    National
                                 Exchange                   Market
                                -----------------------    ---------------------
                                      High          Low         High         Low
                                ----------    ---------    ---------  ----------
Fiscal 1998

First Quarter(1)                   C$13.05      C$10.60        $9.25       $8.25

Second Quarter                       12.80        10.75         9.00        7.75

Third Quarter                        20.00        11.10        14.00       7.813

Fourth Quarter                       25.00        17.90       17.234      12.688

Fiscal 1999

First Quarter                      C$27.50      C$16.95      $18.875      10.375

Second Quarter                       30.00        16.90        20.00      10.625

Third Quarter                        34.25        27.30       22.375      18.078

Fourth Quarter                       72.50        30.30        49.50      19.875

Record Holders

As of July 30, 1999, there were approximately 425 record holders of the Common Shares.

Dividends

The Company has never declared or paid cash dividends on the Common Shares. It is the policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future.

----------

(1)   The Company has been listed on the Nasdaq National Market since July 2,
      1997.

TLC THE LASER CENTER INC.

ITEM 6. SELECTED FINANCIAL DATA

      Set forth in the following pages are selected historical consolidated financial data as of and for each of the fiscal years in the five-year period ended May 31, 1999, which have been derived from and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-K. See note 1 to the Consolidated Financial Statements.

                                         Year Ended May 31,
                                1995(2)         1996           1997           1998          1999
                                -------         ----           ----           ----          ----
Income Statement Data

Amounts under Canadian
GAAP(1)

Net revenues(3)                  3,152          6,426         20,112         59,122        146,910

Expenses
Operating and doctor
  compensation                   2,314          5,562         21,074         54,763        115,599

Interest and other                 110            675            752            692          2,245

Depreciation and
  amortization                     236            601          3,463          9,460         14,934

Start-up and development         1,034          1,584          4,292          3,267          3,606
expenses

Restructuring charges               --             --             --             --         12,924
                                ------------------------------------------------------------------

Loss before income taxes
and non-controlling
interest                          (542)        (1,996)        (9,469)        (9,060)        (2,398)

Income taxes

Current                             31             72             95          1,071            816

Deferred                            --            (89)            10             --             --
                                ------------------------------------------------------------------
                                    31            (17)           105          1,071            816

Loss before
non-controlling interest          (573)        (1,979)        (9,574)       (10,131)        (3,214)

Non-controlling interest            --             --             --            593           (448)
                                ------------------------------------------------------------------

TLC THE LASER CENTER INC.

Net loss for the period --
Canadian GAAP                     (573)        (1,979)        (9,574)        (9,538)        (3,662)
                                ------------------------------------------------------------------

Loss per share --
Canadian GAAP                    (0.06)         (0.16)         (0.47)         (0.34)         (0.11)
                                ------------------------------------------------------------------

Weighted average number
of Common Shares
outstanding (in thousands)      10,134         12,797         20,617         28,035         34,090
                                ------------------------------------------------------------------

Amounts under U.S.
GAAP(1)                           (609)        (3,329)        (9,574)       (10,280)        (4,556)

Net loss for the period --
U.S. GAAP
                                ------------------------------------------------------------------

Loss per share --
U.S. GAAP                        (0.06)         (0.26)         (0.47)         (0.37)         (0.13)
                                ------------------------------------------------------------------


TLC THE LASER CENTER INC.

                                                                  Year Ended May 31,
                                                                  ------------------
                                                           1995         1996          1997           1998             1999
                                                           ----         ----          ----           ----             ----
  Operating Data

  Number of refractive centers (at end of period)              3            5           27              45              55

  Number of secondary care centers (at end of period)          0            4            7              15              14

  Number of laser vision correction procedures             2,176        3,685       11,026(4)       35,859(5)       90,600

                                                                              As of May 31,
                                                              1995           1996          1997         1998          1999
                                                              ----           ----          ----         ----          ----
Balance Sheet Data

Cash and short-term deposits                                   397          2,844        13,230         1,895         7,548

Working capital                                               (200)         1,656         8,055        53,303       144,262

Total assets                                                 2,027         16,819        73,746       164,212       286,850

Total debt, excluding current portion                          891          3,104        10,935        17,911        11,030

Shareholders' equity

Capital Stock                                                1,002         13,494        63,522       143,554       269,454

Deficit                                                       (588)        (2,568)      (12,141)      (21,679)      (29,631)
                                                        ----------------------------------------------------------------------

                                                               414         10,926        51,381       121,875       239,823
                                                        ----------------------------------------------------------------------

      (1) In certain respects, Canadian GAAP differs from U.S. GAAP. Accordingly, certain line items with respect to Income Statement Data and Balance Sheet Data would differ under U.S. GAAP. For a discussion of the principal differences between Canadian GAAP and U.S. GAAP, see note 17 to the Consolidated Financial Statements of the Company.

      (2) Certain comparative figures have been reclassified to conform to the presentation for fiscal 1999.

      (3) Includes primarily those revenues pertaining to the operation of refractive centers, the management of refractive and secondary care centers and The Vision Source Inc.

      (4) Includes procedures performed at centers previously owned by 20/20 starting March 1997. 20/20 was acquired by TLC on February 10, 1997.

      (5)   Includes six weeks of procedures performed at Beacon Centers.

TLC THE LASER CENTER INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of this Form 10--K. The following discussion is based upon the Company's results under Canadian GAAP. In certain respects, Canadian GAAP differs from U.S. GAAP. For a discussion of the principal differences between Canadian GAAP and U.S. GAAP, see note 17 to the Consolidated Financial Statements of the Company. The Company is now reporting in U.S. dollars. Unless otherwise specified, all dollar amounts are U.S. dollars. See Note 1 to the Consolidated Financial Statements of the Company.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TLC is the largest provider of laser vision correction services in North America. TLC owns and manages refractive centers which, together with TLC's network of over 10,000 optometrists and opthamologists, provide laser vision correction of common refractive disorders such as myopia (nearsightednesss), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure which, is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in 1993, currently has 55 Refractive centers in 25 states and provinces throughout the United States and Canada. Surgeons performed over 90,000 procedures at the Company's centers during the fiscal year 1999.

The Company recognizes revenues at the time services are rendered. Net revenues include only those revenues pertaining to owned laser centers and management fees from managing refractive and secondary care practices. Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to refractive and secondary care practices in return for management fees. Management services revenue is equal to the net revenue of the physician practice, less amounts retained by the physician groups.

Operating expenses include all fixed and variable expenses relating to the operation of the Company's businesses. The principal components of operating expenses are marketing costs, wages, surgeon's fees, laser royalty fee and facility leasing costs.

The Company continues to pursue a growth strategy in its core refractive laser surgery business, which accounts for more than 90% of net revenues. It is expected that in addition to same store growth, 10--15 new clinics are expected to be built or acquired during the year to increase procedure volume and position the Company for continuing growth. The Company's continuing growth and future profitability are affected by the extent to which laser vision correction becomes more widely accepted in North American markets. The Company anticipates that the percentage of revenue derived from the core refractive business will continue to increase as the market for laser vision correction grows.

TLC THE LASER CENTER INC.

1999                                                   Refractive   Secondary Care          Other           1999 Total
                                                       ---------------------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and managed clinics        $ 163,913         $  41,270         $   3,084         $ 208,267
Amounts retained by doctor group                         (24,644)           (8,190)              (43)          (32,877)
Contractual allowances and adjustments                    (6,841)          (21,691)               52           (28,480)
                                                       ---------------------------------------------------------------
Net revenues                                             132,428            11,389             3,093           146,910
Doctor compensation                                       12,824                --                --            12,824
                                                       ---------------------------------------------------------------
Net revenue after doctor compensation                    119,604            11,389             3,093           134,086
                                                       ---------------------------------------------------------------
Expenses
Operating                                                 90,185             8,972             3,618           102,775
Interest and other                                         2,343              (125)               27             2,245
Depreciation and amortization                             12,350             2,187               397            14,934
Start-up and development expenses                             --                --             3,606             3,606
Restructuring charges                                         --            10,298             2,626            12,924
                                                       ---------------------------------------------------------------
                                                         104,878            21,332            10,274           136,484
                                                       ---------------------------------------------------------------
Income (loss) from operations                          $  14,726         $  (9,943)        $  (7,181)        $  (2,398)
Income taxes                                                (616)               --              (200)             (816)
Non-controlling interest                                    (800)             (376)              728              (448)
                                                       ---------------------------------------------------------------
Net income (loss)                                      $  13,310         $ (10,319)        $  (6,653)        $  (3,662)
                                                       ===============================================================

Total assets                                           $ 266,021         $  16,678         $   4,151         $ 286,850
                                                       ===============================================================
Total capital and intangible expenditures              $  25,803         $   7,707         $   2,026         $  35,536
                                                       ===============================================================

1998                                                   Refractive   Secondary Care          Other           1999 Total
                                                       ---------------------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and managed clinics        $  65,297         $  23,869         $   1,413         $  90,579
Amounts retained by doctor group                         (10,566)           (4,711)              (11)          (15,288)
Contractual allowances and adjustments                    (3,652)          (12,517)               --           (16,169)
                                                       ---------------------------------------------------------------
Net revenues                                              51,079             6,641             1,402            59,122
Doctor compensation                                        5,242                --                --             5,242
                                                       ---------------------------------------------------------------
Net revenue after doctor compensation                  $  45,837         $   6,641         $   1,402         $  53,880
                                                       ===============================================================
Expenses
Operating                                                 41,620             6,294             1,607            49,521
Interest and other                                           416                87               189               692
Depreciation and amortization                              7,107             2,185               168             9,460
Start-up and development expenses                             --                --             3,267             3,267
Restructuring charges                                         --                --                --                --
                                                       ---------------------------------------------------------------
                                                          49,143             8,566             5,231            62,940
                                                       ---------------------------------------------------------------
Income (loss) from operations                          $  (3,306)        $  (1,925)           (3,829)        $  (9,060)
Income taxes                                                (994)              (71)               (6)           (1,071)
Non-controlling interest                                      78              (116)              631               593
                                                       ---------------------------------------------------------------
Net income (loss)                                      $  (4,222)        $  (2,112)        $  (3,204)        $  (9,538)
                                                       ===============================================================

Total assets                                           $ 137,736         $  23,887         $   2,599         $ 164,212
                                                       ===============================================================
Total capital and intangible expenditures              $  30,542         $  12,626         $   1,750         $  44,919
                                                       ===============================================================

TLC THE LASER CENTER INC.

Results of Operations

Year Ended May 31, 1999 compared to Year ended May 31, 1998

Net revenues for the fiscal 1999 year were $146.9 million, which is a 148% increase over last year's $59.1 million total. More than 90% of total net revenues were derived from refractive surgery as compared to 86 % in fiscal 1998 demonstrating the increasing significance of the Company's core business. This trend will continue because the Company divested itself of a significant portion of its secondary care operation in the fourth quarter of the fiscal year 1999.

Net revenues from refractive centers for the fiscal 1999 year were $132.4 million, which is 159% higher than last year's $51.1 million total. More than 90,600 procedures were performed in fiscal 1999 compared to 35,800 procedures in fiscal 1998. Industry estimates are that procedure growth for the entire industry will be approximately 125% in calendar year 1999 over the previous year. The increasing revenues reflects strong growth in the number of procedures at existing sites, the development of new centers and the acquisition of centers from competitors.

Net revenues from secondary care centers increased to $11.4 million from $6.6 million in fiscal 1998. The acquisition of TLC Michigan in February 1998 accounted for the revenue growth. Net revenues from this business segment will decrease reflecting the divestiture of certain secondary care practices in the fourth quarter of fiscal year 1999.

Operating expenses and doctor compensation increased to $115.6 million in the fiscal year 1999 from $54.8 million in fiscal 1998. This increase is a result of: (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing refractive centers, and (ii) increased fixed and variable costs from the addition of new refractive centers, and (iii) higher corporate costs which are necessary to support the higher level of business activity. Operating expenses and doctor compensation as a percentage of net revenues were 79% of net revenues as compared to 93% of net revenues in fiscal year 1998. This decrease is attributed to the higher average number of procedures being performed at almost all of centers.

Interest expense and other expenses of $2.2 million includes higher interest expenses on long term debt and capital leases on equipment that were held for the entire fiscal year which is largely a result of the Beacon acquisition in the fourth quarter of fiscal year 1998. In fiscal 1998 the interest expense reflects only a part year of interest obligations as a significant portion of equipment was acquired during the 1998 fiscal year.

Depreciation and amortization expense increased from $9.5 million in 1998 to $14.9 million in fiscal year 1999. This is a result of a full year's depreciation expense on 45 centers during the fiscal year 1999 versus 27 centers the previous year. In addition amortization of intangibles increased from $3.4 million in 1998 to $3.9 million in fiscal 1999 resulting primarily from the full year amortization of the 20/20 and Beacon acquisition goodwill. Goodwill is amortized on a straight-line basis over fifteen years.

Start up and development expenses are costs incurred to develop the eye care specialty managed care business. During fiscal 1999 start up and development costs were incurred by Partner Provider Health ("PPH") for the development of the managed care business. TLC sold PPH in May of 1999. The Company does not expect to incur these costs in the future.

TLC THE LASER CENTER INC.

Restructuring charges of $10.3 million were incurred to reflect the disposal of TLC Northwest Eye, which was TLC's largest secondary care operation. TLC continues to own an interest in the fixed assets of TLC Northwest Eye and expects to earn a small management fee for the use of those assets. The sale of PPH resulted in an additional charge of $2.6 million, resulting in total restructuring charges of $12.9 million. These dispositions reflect the increasing focus by TLC management on the core refractive business.

Income tax expense decreased to $0.8 million in 1999 from $1.1 million in 1998. This decrease is a result of existing Canadian centers being amalgamated with former Canadian Beacon centers and the ability to apply the profits from these existing centers against loss carry forwards from Beacon centers.

The net income before restructuring charge for fiscal 1999 was $9.3 million or $0.27 per share, compared to a loss of $9.5 million or $0.34 cents a share the previous year. This net income is a result of the much higher procedure volume in the refractive business. After restructuring charges the loss was $3.7 million or $0.11 cents a share.

Year Ended May 31, 1998 compared to Year ended May 31, 1997

Net revenues for the fiscal 1998 year were $59.1 million, which is a 194% increase over prior year's $20.1 million total. More than 86% of total net revenues were derived from refractive surgery as compared to 75 % in fiscal 1997 demonstrating the increasing significance of the Company's core business.

Net revenues from refractive centers for the fiscal 1998 year were $51.1 million, which is an increase of 238% over fiscal 1997 $15.1 million total. More than 35,800 procedures were performed in fiscal 1998 compared to 11,000 procedures in fiscal 1997. The increasing revenues reflects strong growth in the number of procedures at existing sites, the development of new centers and the April 1998 acquisition of the Beacon centers.

Net revenues from secondary care centers increased to $6.6 million from $5.0 million in fiscal 1997. Slightly higher revenues from TLC Northwest Eye Inc. and the acquisition of TLC Michigan in February 1998 accounted for the revenue growth.

Operating expenses and doctor compensation increased to $54.8 million in the fiscal year 1998 from $21.1 million in fiscal 1997. This increase is a result of: (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing refractive centers, and (ii) increased fixed and variable costs from the addition of new refractive centers. Operating expenses and doctor compensation as a percentage of net revenues was 93% of net revenues as compared to 105% of net revenues in fiscal year 1997. This reduction reflects the impact of having reached contribution margin levels which exceed the fixed costs at most of its refractive centers.

Interest expense and other of $0.7 million includes higher interest expenses on long term debt and capital leases which was offset by higher interest income and foreign exchange gains.

TLC THE LASER CENTER INC.

Depreciation and amortization expense increased from $3.5 million in 1997 to $9.5 million in fiscal year 1998. This is a result of a full year's depreciation expense on 23 centers, which were built during the fiscal year 1997. In addition amortization of goodwill increased from $0.5 million in 1997 to $1.7 in fiscal 1998 resulting primarily from the full year amortization of the 20/20 acquisition goodwill. Goodwill is amortized on a straight-line basis over fifteen years.

Start up and development expenses are costs incurred to research and develop potential businesses in North America. During fiscal 1998 the majority of start up and development costs were incurred by PPH for the development of an eye specialty managed care business.

Income tax expense increased from $0.1 million in 1997 to $1.1 million in 1998. This increase is a result of Canadian center profits being taxed in Canada where U.S. losses cannot be applied to offset taxable income.

The net loss for fiscal 1998 was $9.5 million or $0.34 per share, compared to a loss of $9.6 million or $0.47 cents a share the previous year. The similar loss is a result of a $2.0 million smaller operating loss before start-up and development expenses from refractive surgery being entirely offset by $2.1 million poorer operating performance from secondary care operations which include $1.5 million of non-recurring charges at the Chicago and Seattle secondary care clinics. The loss from refractive operations includes $0.9 million in losses from Beacon, which was acquired six weeks before the fiscal year end.

Liquidity and Capital Resources

The Company has financed its operations to date through cash flow, the issuance of Common Shares, borrowings and capital lease financing. At current levels of operations, the Company is able to finance operations and a portion of its expansion plan.

On May 12, 1999, the Company completed a public offering in the United States of 2,990,000 Common Shares at $43.00 per share (the "Offering"). Net proceeds to the Company, after deducting underwriting discounts and commissions, were approximately $122.1 million. The proceeds of this offering are being used to finance primarily the acquisition and development of additional refractive surgery centers. In July, TLC purchased a 50.1% interest in the refractive surgery practice of Dr. Thomas Tooma a leading refractive surgeon in the state of California. The Company has also funded its investment in TLC USA LLC, a venture with Kaiser Permanente, whereby TLC and Kaiser will work together to bring Kaiser patients and doctors to TLC facilities throughout the United States.

The Company estimates that the net proceeds of its recent public offering, together with existing cash balances, funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations and its current acquisition and expansion plans for the next 18 months.

Working capital increased from $53.2 million at May 31, 1998 to $146.9 million at May 31, 1999, primarily due to the public offering completed on May 12, 1999.

At May 31, 1999, unrestricted cash and marketable securities totaled $151.8 million, an increase of $96.6 million from the $55.2 million balance on May 31, 1998. Net cash provided by operating activities for the year ended May 31, 1999 amounted to $21.0 million, as compared to a use of

TLC THE LASER CENTER INC.

$11.8 million for the year ended May 31, 1998. The increase in cash from operating activities is a result of the higher earnings before restructuring charges. Cash from financing activities was $113.5 million. This increase was a result of the May public share issue. Cash was used to prepay high cost debt and reduce the overall cost of capital to the Company.

The Company continued to invest in assets to develop and expand its refractive procedure capacity in anticipation of continued growth, through the development of new centers and acquisition of refractive practices. At the current time, TLC has more than 15 centers under development. In addition, the Company is actively pursuing other acquisition opportunities.

Forward-Looking Information:

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "predict", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including the timing of acquisitions and expansion opportunities, any of which could cause actual results to vary materially from current results or TLC's anticipated future results. See Risk Factors and the Company's reports filed with The Toronto Stock Exchange and the U.S. Securities and Exchange Commission from time to time for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. TLC assumes no obligation to update the information contained in this annual report.

Outlook

Market

The continuing growth of the laser vision correction industry is fueled by the increasing acceptance of the procedure in North American society. The increasing consumer acceptance is a result of wider awareness and broader public understanding of the procedure and its safety and benefits.

Business Development Strategy

TLC will continue to work with local optometrists to continue to expand the co-management model, which been a successful strategy for the Company and the optometric community over the last few years. The Company expects to continue to open new facilities and acquire existing practices. Finally the Company has developed new marketing strategies to capitalize on the broader public acceptance of the procedure.

As the market acceptance of laser vision correction continues to increase, TLC believes competition among service providers will continue and candidates for laser vision correction will increasingly select a provider based on factors other than solely the advice of a patient's doctor. Brand recognition will be a key factor for provider selection, and, consequently, TLC is developing a strong reputation and brand recognition. TLC has dedicated greater resources towards enhancing its marketing programs directed at the public to increase TLC's brand recognition.

TLC is developing innovative marketing programs including the "Corporate Advantage" program, which is directed at vision plans, large employers, and employee associations to provide TLC with preferred access to large employee groups. Participating employers may subsidize the cost of an employee's refractive surgery at a TLC center and the procedure may be provided at a discounted price. Any price discounting offered by TLC must be in conjunction with a high expectation that volumes and therefore overall profitability would be substantially increased. The cost to the employer of the subsidy may be offset by reductions in the ongoing cost of providing eyeglasses or other conventional vision correction. In addition many employees see the availability of laser vision correction as a significant enhancement to an employer's benefit plan.

Competition

TLC faces competition in many of its markets. TLC's brand stategy and strong reputation for high level of service and quality of care allows TLC to command a higher price. TLC believes we have the best and most experienced doctors, the most advanced equipment, and best staff, which commands a price premium that the company believes patients are willing to pay.

Other Business Segments

The company has divested itself of several secondary care investments and does not expect to make further investments in secondary care facilities. TLC believes it is now able to develop and maintain strong relationships with ophthalmologists without managing their secondary care practices. TLC Capital Corporation was established as a wholly owned subsidiary to make passive strategic investments in refractive surgery and related businesses. In fiscal 1999 TLC Capital invested $10 million into Lasersight Incorporated a leading developer of excimer Laser technology who is currently seeking FDA approval in the United States, Aspen HealthCare, Vision Corporation and Vision Source.

Stock Price Fluctuation

The stock prices of emerging high technology stocks are subject to significant fluctuations. The stock price may be affected by a number of factors including but not limited to lower than expected growth in procedure volume, lower pricing, and higher costs associated with the high growth and market expansion. In addition, if revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate adverse impact on the Company's stock price.

TLC THE LASER CENTER INC.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company completed a comprehensive study of the possible affects of the Year 2000 issue on its systems and results of operations and a detailed plan of action including projected costs and contingency plans. In August of 1999, the Company expects to complete a total company-wide upgrade of its financial, operational systems and relevant hardware. This upgrade will provide significant additional systems functionality and integration as well as enhanced internal communication tools to the whole organization. As part of this upgrade the Company believes that it has prepared its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. The Company's systems constitute primarily desktop computers most of which are linked by a local area network server at individual locations. The Company has determined that its software applications for all essential functions, such as all financial applications, scheduling, center management and communications, are already Year 2000 compliant. Any upgrades still to be done, mostly replacing some older desktop computers and relevant operating software, will not be material to the financial condition or results of operations of the Company. Such costs will be expensed as incurred.

The Company is continuing to monitor the Y2K compliance of its suppliers. To date, no significant concerns have been identified. However, there can be no assurance that Year 2000-related issues with the providers of good and services will not have a material adverse affect on the financial condition or the results of operations of the Company.

The Company's core business is operating refractive laser surgery centers that are equipped with a computer-controlled excimer laser as the primary essential piece of equipment. VISX Incorporated ("VISX") manufactured approximately 85% of the excimer lasers owned by the Company. Representatives from VISX have informed the Company that it has tested its lasers for Year 2000 compliance and that the lasers will function without any affect on safety or efficacy upon a change of date to the Year 2000. However, without any upgrade, some VISX lasers might print out patient reports with an incorrect date on them. VISX has developed a software upgrade to correct this problem and has installed the upgrade in the Company's VISX lasers at no cost to the Company. The Company's refractive centers are equipped with other computer-controlled ophthalmic equipment, but none are essential to the laser vision correction procedure. The Company does not expect that the cost of any replacements or upgrades required for other ophthalmic equipment in its laser centers for the Year 2000 will be material to the financial condition or results of operations of the Company.

Laser vision correction is an elective procedure, which is not covered by Medicare, Medicaid or other governmental reimbursement programs. There are some private insurance companies that provide partial or full coverage for the procedure, which the Company estimates accounts for approximately 8% of its revenues for the period from June 1, 1998 to May 31, 1999. In the event private insurance companies that cover the laser vision procedure have difficulty processing and paying claims because of Year 2000 issues, this could cause accounts receivable for refractive procedures performed at the Company's refractive centers to increase, or the patient volume in the

TLC THE LASER CENTER INC.

refractive centers operated by the Company to decrease, which could have a material adverse effect on the financial condition or results of operations of the Company until such Year 2000 problems are corrected. Most secondary care procedures are covered by governmental reimbursement programs, such as Medicare or Medicaid, and by private insurance companies. In the event such third party payers have difficulty processing and paying claims because of Year 2000 issues, this could cause delays in such payments and an increase in accounts receivable for procedures performed in secondary care in which the Company has an investment.

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

New Accounting Pronouncements

Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which have not yet been adopted due to delayed effective dates. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

During 1998, The American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities, which are required to be adopted in years beginning after December 15, 1998. The Company does not believe that pronouncements Nos. 98-1 and 98-5 will have a material effect on its consolidated financial statements.

ITEM 7A. MARKET RISK

      Not Applicable.

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

External Auditors

The auditors' opinion is based upon an independent and objective examination of the Company's financial results for the year, conducted in accordance with generally accepted auditing standards. This examination encompasses an understanding and evaluation by the auditors of the Company's accounting systems as well as the obtaining of a sound understanding of the Company's business. The external auditors conduct appropriate tests of the Company's transactions and obtain sufficient audit evidence in order to provide them with reasonable assurance that the financial statements are presented fairly in accordance with accounting principles generally accepted in Canada, thus enabling them to issue their report to the shareholders.

Ernst & Young LLP, Chartered Accountants, having been appointed by the shareholders to serve as the Company's external auditors, have examined the consolidated financial statements of the Company for the years ended May 31, 1999 and 1998, and have reported thereon in their July 13, 1999 report.

TLC THE LASER CENTER INC.

AUDITORS' REPORT

To the Shareholders of TLC The Laser Center Inc.

We have audited the consolidated balance sheet of TLC The Laser Center Inc. as at May 31, 1999 and 1998 and the consolidated statements of income (loss), deficit and changes in financial position for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 1999 and 1998 and the results of its operations and the changes in its financial position for the years then ended in accordance with accounting principles generally accepted in Canada.

The financial statements as at May 31, 1997 and for the year then ended, prior to the change in reporting currency described in Note 1, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated August 8, 1997. We have examined the restatement of such financial statements for the change in reporting currency and, in our opinion, such restatement is appropriate and has been properly applied.

Toronto, Canada                                      (Signed) ERNST & YOUNG LLP
July 13, 1999                                             Chartered Accountants

TLC THE LASER CENTER INC.

TLC THE LASER CENTER INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(U.S. dollars, in thousands except per share amounts)

                                                                        Years Ended May 31,
                                                          ------------------------------------------------
                                                              1999              1998              1997
                                                          ------------      ------------      ------------
Net revenues

         Refractive                                       $    132,428      $     51,079      $     15,130

         Secondary care                                         11,389             6,641             4,982

         Other                                                   3,093             1,402                --
                                                          ------------      ------------      ------------
Net revenues (Note 14)                                         146,910            59,122            20,112
                                                          ------------      ------------      ------------

Expenses

         Doctor compensation

                  Refractive                                    12,824             5,242             1,476

         Operating                                             102,775            49,521            19,598

         Interest and other (Note 11)                            2,245               692               752

         Depreciation and amortization (Note 11)                14,934             9,460             3,463

         Start-up and development expenses                       3,606             3,267             4,292

         Restructuring charges (Note 17)                        12,924                --                --
                                                          ------------      ------------      ------------
                                                               149,308            68,182            29,581
                                                          ------------      ------------      ------------
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST           (2,398)           (9,060)           (9,469)
                                                          ------------      ------------      ------------

Income taxes

         Current (Note 12)                                         816             1,071                95

         Deferred                                                   --                --                10
                                                          ------------      ------------      ------------
                                                                   816             1,071               105
                                                          ------------      ------------      ------------
LOSS BEFORE NON-CONTROLLING INTEREST                            (3,214)          (10,131)           (9,574)

Non-controlling interest                                          (448)              593                --
                                                          ------------      ------------      ------------
NET LOSS FOR THE YEAR                                           (3,662)     $     (9,538)     $     (9,574)
                                                          ============      ============      ============
LOSS PER SHARE                                            $      (0.11)     $      (0.34)     $      (0.47)
                                                          ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                    34,090,316        28,034,741        20,617,104
                                                          ============      ============      ============

TLC THE LASER CENTER INC.

TLC THE LASER CENTER INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(U.S. dollars, in thousands)

                                                          Years ended May 31,
                                                 ------------------------------------
                                                   1999          1998          1997
                                                 --------      --------      --------
Balance, beginning of year                       $(21,679)     $(12,141)     $ (2,567)

Net loss for the year                              (3,662)       (9,538)       (9,574)
Excess of buyback price over average cost of
common shares purchased for cancellation           (4,290)           --            --
                                                 --------      --------      --------
Balance, end of year                             $(29,631)     $(21,679)     $(12,141)
                                                 ========      ========      ========

TLC THE LASER CENTER INC.

   TLC THE LASER CENTER INC.
CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands)

                                                                          May 31
                                                                 ------------------------
                                                                    1999          1998
                                                                 ---------      ---------
ASSETS
Current assets:
     Cash and short-term deposits (Note 2)                       $   7,548      $   1,895
     Marketable securities (Note 15)                               144,262         53,303
     Accounts receivable (Note 15)                                  15,359         10,282
     Prepaids and sundry assets                                      6,602          4,632
                                                                 ---------      ---------
     Total current assets                                          173,771         70,112
Restricted cash (Note 2)                                             1,730          2,086
Investments and other assets (Note 3)                               14,359          2,594
Intangibles (Note 4)                                                47,441         47,189
Capital assets (Note 5)                                             38,993         31,049
Assets under capital lease (Note 6)                                 10,556         11,182
                                                                 ---------      ---------
Total assets                                                     $ 286,850      $ 164,212
                                                                 =========      =========

LIABILITIES
Current liabilities
     Accounts payable and accrued liabilities                       19,512      $   9,214
     Income taxes payable                                              477            613
     Current portion of long-term debt                               2,181          2,861
     Current portion of obligations under capital lease              4,717          3,951
     Deferred compensation (Note 9)                                     --            320
                                                                 ---------      ---------
     Total current liabilities                                      26,887         16,959
Long-term debt (Note 7)                                              4,620          8,378
Obligations under capital lease (Note 8)                             6,410          9,533
Deferred rent (Note 9)                                                 959          1,110
                                                                 ---------      ---------
     Total liabilities                                              38,876         35,980
                                                                 ---------      ---------
Non-controlling interest                                             8,151          6,357
                                                                 ---------      ---------
Commitments and contingencies (Notes 13 and 20)

SHAREHOLDERS' EQUITY
Capital stock (issued: 1999 -- 37,362;1998 -- 33,668) (Note 10)    269,454        143,554
Deficit                                                            (29,631)       (21,679)
                                                                 ---------      ---------
     Total shareholders' equity                                    239,823        121,875
                                                                 ---------      ---------
Total liabilities and shareholders' equity                       $ 286,850      $ 164,212
                                                                 =========      =========

Approved on behalf of the Board:

(Signed) ELIAS VAMVAKAS                              (Signed) HOWARD J. GOURWITZ
Elias Vamvakas, Director                            Howard J. Gourwitz, Director

TLC THE LASER CENTER INC.

TLC THE LASER CENTER CONSOLIDATED STATEMENTS OF CHANGES IN
FINANCIAL POSITION

(U.S. dollars, in thousands)

                                                       1999          1998           1997
                                                    ---------      ---------      ---------
Operating activities
Net loss for the year                               $  (3,662)     $  (9,538)     $  (9,574)
Items not affecting cash
     Depreciation and amortization                     14,934          9,460          3,463
     Non-cash restructuring costs                      11,167             --             --
     Non-controlling interest                             448           (593)            --
     Other                                               (348)            22            323
Changes in non-cash operating items
     Accounts receivable                               (9,247)        (6,964)            56
     Prepaids and sundry assets                        (2,208)        (2,129)        (1,226)
     Accounts payable and accrued liabilities          10,350         (2,480)          (500)
     Income taxes payable (net)                          (162)           647           (105)
     Deferred rent and compensation                      (275)          (234)           698
                                                    ---------      ---------      ---------
Cash provided by (used in) operating activities        20,997        (11,809)        (6,865)
                                                    ---------      ---------      ---------
Financing activities
Restricted cash                                           356            463           (961)
Long-term debt                                         (5,905)         1,313          2,751
Term bank loan                                             --            (43)           (27)
Obligations under capital lease                        (2,657)         1,490          4,771
Shares received on disposition of subsidiaries         (4,047)            --             --
Non-controlling interest                                   72            412             98
Capital stock issued, net                             125,657         80,032         50,028
                                                    ---------      ---------      ---------
Cash provided by financing activities                 113,476         83,667         56,660
                                                    ---------      ---------      ---------
Investing activities
Capital assets                                        (16,790)        (4,460)       (12,782)
Assets under capital lease                             (1,469)        (2,196)        (4,480)
Acquisitions and investments, net of cash             (23,891)       (22,492)       (21,717)
Proceeds from disposition of subsidiaries               4,047             --             --
Marketable securities                                 (90,959)       (53,303)            --
Other                                                     242           (742)          (224)
                                                    ---------      ---------      ---------
Cash used in investing activities                    (128,820)       (83,193)       (39,203)
                                                    ---------      ---------      ---------
Increase (decrease) in cash                             5,653        (11,335)        10,592
Cash and short-term deposits, beginning of year         1,895         13,230          2,638
                                                    ---------      ---------      ---------
Cash and short-term deposits, end of year           $   7,548      $   1,895      $  13,230
                                                    =========      =========      =========

TLC THE LASER CENTER INC.

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

The Company currently owns and manages a secondary eye care business with multiple offices in the state of Michigan. These centers provide all necessary clinical equipment and infrastructure and provide all related management and support services to physician practices treating a wide range of vision disorders. During the year, the Company has restructured certain of its secondary care investments and does not expect to make further investment in secondary care facilities.

The Company faces a number of risks and uncertainties given the nature of the industry in which it operates.

The Company's profitability is dependent upon broad acceptance in the United States and Canada of laser vision correction as an alternative to existing methods of treating refractive disorders. Broad market acceptance is dependent on many factors including cost, the lack of long-term follow up data and the resulting concerns relating to safety and effectiveness, and future regulatory developments.

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

TLC THE LASER CENTER INC.

The Company's revenues from managing secondary care centers are derived from fees paid by or on behalf of patients to the practices affiliated with the Company. The Company's profitability could be affected by government and private third-party payors seeking to contain healthcare costs by reducing reimbursement rates, lowering utilization rates and negotiating reduced payment schedules with providers of vision care. The Company has restructured certain of its secondary care investments, which has reduced the exposure of profits being affected by government and private third-party payors.

1. Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. Significant differences between Canadian and United States generally accepted accounting principles affecting the determination of shareholders' equity at May 31, 1999 and 1998 and the determination of net income (loss) for each of the years in the three-year period ended May 31, 1999 are summarized in Note 19.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. All significant intercompany transactions and balances have been eliminated on consolidation.

The Company does not have an ownership interest in, nor does it exercise control over, the physician practices under its management. Accordingly, the Company does not consolidate physician practices under its management.

Reporting Currency

Prior to May 31, 1998, the Company's consolidated financial statements have been expressed in Canadian dollars. As a result of increased business activity in the United States ("U.S.") resulting principally from recent U.S. acquisitions, the opening of new centers in the U.S. and the Company's growing U.S. shareholder base, the U.S. dollar has become the unit of measure of a large majority of the Company's operations. Accordingly, the U.S. dollar has been adopted as the Company's reporting currency effective May 31, 1998. The consolidated financial statements and the notes thereto have been restated in U.S. dollars for all periods ending on May 31, 1998 or prior, in accordance with Canadian generally accepted accounting principles, using the May 31, 1998 exchange rate of Canadian $1.4570 per U.S. $1.00.

For periods up to May 31, 1998, the U.S. dollar denominated assets and liabilities of the Company's Canadian operations and its integrated U.S. operations were translated into Canadian dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. U.S. dollar denominated income and expenses were translated into Canadian dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which were translated at historical

TLC THE LASER CENTER INC.

exchange rates. Exchange gains and losses were included in earnings, except for unrealized gains and losses on translation of U.S. dollar denominated debt which were deferred and amortized over the remaining term of the related obligation. The Canadian dollar consolidated financial statement amounts so derived have been restated in U.S. dollars using the May 31, 1998 exchange rate described above.

For periods after May 31, 1998, the unit of measure of the parent holding company is the U.S. dollar. In addition, the Company's Canadian operations are considered integrated and are translated into U.S. dollars using the temporal method. Accordingly, the assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Income and expenses are translated into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in earnings, except for unrealized gains and losses on translation of Canadian dollar denominated debt which are deferred and amortized over the remaining term of the related obligation.

Capital Assets and Assets Under Capital Lease

Capital assets and assets under capital lease are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is provided at rates intended to write off the assets over their productive lives as follows:

      Computer equipment and software          - straight line over three years
      Buildings                                - straight line over forty years
      Furniture, fixtures and equipment        - 20% diminishing balance
      Laser equipment                          - 20% diminishing balance
      Leasehold improvements                   - straight line over the initial
                                                 term of the lease
      Medical equipment                        - 20% diminishing balance
      Vehicles and other                       - 30% diminishing balance

Intangibles

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired, and is being amortized on a straight line basis over 15 years. On an ongoing basis, management reviews the valuation and amortization period of goodwill, taking into consideration any events and circumstances which might have impaired its carrying value. Goodwill is written down to net recoverable value when declines in value are considered to be other than temporary based upon expected undiscounted cash flows of the related acquired business.

The practice management agreements represent the cost of obtaining the exclusive right to manage refractive centers and secondary care centers in affiliation with the related physician group during the term of the agreements. Practice management agreements are amortized using the straight line method over fifteen years.

TLC THE LASER CENTER INC.

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

Management service revenue is equal to the net revenue of the physician practices, less amounts retained by the physician groups. Net revenue of the physician practices is recorded by the physician groups at established rates reduced by provision for doubtful accounts, contractual adjustments and amounts retained by physician groups. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined.

Deferred Income Taxes

The Company follows the tax allocation method of providing for income taxes. Under this method, deferred income taxes result from the recording of certain income or expenses for accounting purposes in periods other than those in which they are reported for income tax purposes.

Cash and Short-term Deposits

Cash and short-term deposits include short-term investments with original maturities of 90 days or less.

Marketable Securities

Marketable securities, which consist principally of corporate bonds, are carried at the lower of cost or market value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

TLC THE LASER CENTER INC.

the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

2. Cash and Short-term Deposits

                                                  1999             1998
                                                 ------           ------
Cash and short-term deposits                     $7,548           $1,895
                                                 ======           ======

The Company has a banking facility of approximately $927,000 (CDN$1,367,000) (1998 -- $1,167,000 [CDN $1,700,000]) available for posting letters of guarantee, under terms whereby the Company must maintain a similar minimum amount in its bank account. At May 31, 1999, $678,000 of this facility has been utilized ($692,000 at May 31, 1998). In addition, the Company has posted cash collateral deposits in respect of certain lease commitments, which amount to $1,052,000 at May 31, 1999 ($1,394,000 at May 31, 1998). These restricted cash amounts have been excluded from cash and short-term deposits.

3. Investments and Other Assets

                                                          1999             1998
                                                         ------           ------
Portfolio investments (1)                                10,907              931
Deferred foreign exchange gain                              432              742
Long-term receivables (2)                                 1,115               --
Other                                                     1,905              921
                                                         ------           ------
                                                         14,359            2,594
                                                         ======           ======

(1) On June 8, 1998 the Company made a portfolio investment of $8.0 million in cash through the purchase of 2,000,000 preference shares in LaserSight Incorporated. These preference shares are convertible to LaserSight Incorporated common shares at $4.00. On March 24, 1999, the Company made an additional $2.0 million investment to purchase 500,000 common shares in LaserSight Incorporated. This investment maintained the Company's investment percentage in LaserSight Incorporated. LaserSight Incorporated is a publicly traded United States manufacturer of excimer lasers, microkeratomes and microkeratome blades with an approval for its excimer laser pending from the United States Food and Drug Administration. The Company's fully-diluted ownership interest in LaserSight Incorporated is 15.2%.

(2) Long-term receivables include an amount from a related secondary care practice. The receivable is non-interest bearing, unsecured and is to be repaid based on an escalating percentage of the practice's revenue collected over the next 5 years.

4. Intangibles

                                                             1999         1998
                                                           -------       -------
Goodwill (net of amortization of $5,013,000
(1998 - $2,164,000))                                       $35,810       $32,401
Practice management agreements (net of
amortization of $1,626,000 [1998 - $2,174,000])             11,631        14,788
                                                           -------       -------
                                                           $47,441       $47,189
                                                           =======       =======

TLC THE LASER CENTER INC.

5. Capital Assets

                                                     1999                            1998
                                             --------------------------       --------------------------
                                                           Accumulated                      Accumulated
                                               Cost        Depreciation        Cost         Depreciation
                                             -------       ------------       -------       ------------
Land and buildings                           $ 1,634                492            --                 --

Computer equipment and software                9,403              4,911         6,356              2,766

Furniture, fixtures and equipment              6,278              2,522         5,678              1,628

Laser equipment                               13,615              4,208         8,640              2,837

Leasehold Improvements                        18,117              5,952        14,911              3,380

Medical equipment                             10,458              3,305         7,762              1,943

Vehicles and other                             1,193                315           311                 55
                                             -------            -------       -------            -------
                                              60,698             21,705        43,658             12,609
Less:  accumulated depreciation               21,705                           12,609
                                             =======            -------       =======            -------
Net book value                                38,993                          $31,049
                                             =======                          =======

6. Assets under Capital Lease

                                                                                1999               1998
                                                                              -------            -------
Computer equipment and software                                               $   116            $   177

Furniture, fixtures and equipment                                                 392                393

Laser equipment                                                                13,691             12,082

Leasehold Improvements                                                             60                 --

Medical equipment                                                               2,398              2,325
                                                                              -------            -------
                                                                               16,657             14,977
Accumulated depreciation                                                        6,101              3,795
                                                                              -------            -------
                                                                               10,556            $11,182
                                                                              =======            =======

TLC THE LASER CENTER INC.

7. Long-Term Debt

                                                              1999       1998
                                                            -------    -------
Participating loans
Interest at 18%, due December 1999 to February 2001,
  collateralized by equipment                                    --    $ 3,903

Term loans
Interest at 8%, due July 2000 to September 2001,
  payable to affiliated physicians                              716        584
Interest ranging from 5.75% to 12%, due July 1999
  to March 2007, (1998 - Libor plus 2.25% to 8.5%,
  due December 2000 to February 2003) collateralized
  by equipment                                                6,085      6,752
                                                            -------    -------
                                                              6,801     11,239

Less current portion                                          2,181      2,861
                                                            -------    -------
                                                            $ 4,620    $ 8,378
                                                            =======    =======

The participating loan agreements provided for additional monthly payments on principal based on a percentage of net revenues in excess of the minimum monthly payments. Such additional monthly payments ceased once the lender received a specified implicit rate of return. During fiscal 1999, the participating loan terms were amended to increase the minimum monthly payments to a level based on the original specified implicit rate of return and to eliminate the additional monthly payments based on a percentage of revenue. In March 1999, the participating loans were fully repaid in cash.

Aggregate minimum repayments of principal for each of the next five years are as follows:

      2000                                                        $2,181
      2001                                                        $1,931
      2002                                                        $1,702
      2003                                                        $  692
      2004                                                        $  295

8. Obligations Under Capital Leases

The leases expire between 2000 and 2003 and include imputed interest at rates ranging from 6% to 14%. The majority of capital leases are denominated in U.S. dollars. The capitalized lease obligations represent the present value of future minimum annual lease payments as follows:

                                                        1999               1998
                                                       ------             ------
      1999                                                 --              5,946
      2000                                              5,141              5,821
      2001                                              4,429              5,009
      2002                                              2,890              4,002
      2003                                                816                809
                                                       ------             ------
                                                       13,276             21,587
      Less interest portion                             2,149              8,103
                                                       ------             ------
                                                       11,127             13,484
      Less current portion                              4,717              3,951
                                                       ------             ------
                                                       $6,410             $9,533
                                                       ======             ======

9. Deferred Compensation and Rent

Deferred compensation represents a plan to compensate certain key managerial executives and was included as part of the acquisition of 20/20 Laser Centers, Inc. ("20/20") (Note 16). The plan vested 100% on the earlier of February 15, 1999 or termination of employment, as defined. On

TLC THE LASER CENTER INC.

May 31, 1998, $320,000 was accrued on potential deferred compensation of $320,000. During fiscal 1999, outstanding options were exercised resulting in the elimination of the outstanding liability.

Deferred rent represents the benefit of operating lease inducements which are being amortized on a straight line basis over the related lease terms.

TLC THE LASER CENTER INC.

10. Capital Stock

a) Common Stock

                                                             1999         1998
                                                           --------     --------

Common-authorized, unlimited number of shares

Issued:  37,361,629 (1998 - 33,667,843) shares             $269,454     $143,554
                                                           ========     ========

      Changes in common shares and special warrants for the period May 31, 1996 to May 31, 1999 are as follows:

                                                                        Common Shares                Special Warrants
                                                                        -------------                ----------------
                                                                  # of Shares      $ Value       # of Warrants      $ Value
                                                                  -----------      -------       -------------      -------
May 31, 1996                                                         16,589          13,494              --              --
Exercise of agent's compensation warrants related to the IPO            158             486
Public offering, net of issue costs                                   4,025          18,015
Shares issued to acquire 20/20                                        4,364          21,717
Exercise of stock options                                                43              86
Issuance of special warrants, net of issue costs                                                      1,818         $ 9,664
Other                                                                    10              60              --              --
                                                                  ---------------------------------------------------------
May 31, 1997                                                         25,189          53,858           1,818           9,664
Conversion of special warrants                                        1,818           9,664          (1,818)         (9,664)
Additional special warrant issue costs                                                  (40)
Shares issued for acquisition (1) (Note 16)                           1,604          16,417
Exercise of agent's compensation warrants related to the IPO            138             447
Exercise of stock options                                               179             786
Public offering, net of issue costs                                   4,740          62,422              --              --
                                                                  ---------------------------------------------------------
May 31, 1998                                                         33,668       $ 143,554              --              --
Shares issued for acquisitions (Note 16)                                 50             837
Shares issued to acquire other assets                                    50             728
Shares cancelled during the year (2)                                   (256)         (1,095)
Exercise of stock options                                               773           3,073
Shares issued as remuneration                                            40             600
Shares issued as part of the employee share savings plan (3)             47             750
Public offering, net of issue costs                                   2,990         121,007              --              --
                                                                  ---------------------------------------------------------
May 31, 1999                                                         37,362         269,454              --              --
                                                                  =========================================================

(1) This includes approximately 421,804 shares issued in connection with the acquisition of The Vision Source, Inc. The Common Shares issued are held in escrow. Release of approximately 210,902 of these shares is subject to an earn out formula. These shares represent contingent purchase consideration and, therefore, they will not be valued until completion of the earn out period and the outcome of the contingency is known. The remaining approximately 210,902 shares were released from escrow within 15 months from the issue date (see Note
16).
(2) On September 24, 1998, the Company exercised a contractual option to purchase 116,771 common shares from the Goldstein Family Trust for $1,264,411 in cash. The common shares were then cancelled and capital stock was reduced using the average value of common shares as of November 30, 1998 of CDN$6.20 per share. The remaining allocation of the cash paid for the shares was reflected as a reduction in retained earnings. In addition, shares were retired in connection with a divestiture (Note 17)
(3) During fiscal 1999, the Company introduced an employee share purchase plan to facilitate the ownership of Company common shares by its employees. Employee purchases are supplemented annually by an additional 25% contribution by the Company.

TLC THE LASER CENTER INC.

b) Options

At May 31, 1999, the Company has reserved 4,116,000 Common Shares for issuance under its stock option plan for corporate employees and certain other individuals. Options granted have terms ranging from 5 to 8 years. Vesting provisions on options granted to date include options that vested immediately, options that vest in equal amounts annually over the first four years of the option term and options that vest entirely on the first anniversary from the grant date. Those exercise prices, which are denominated in Canadian dollars, for options outstanding as of May 31, 1999 range as follows:

                   Number of Options               Price Range
                   -----------------               -----------
                      1,595,758               CDN$2.50 - CDN$7.25
                       332,070               CDN$11.45 - CDN$17.90
                       492,704               CDN$20.75 - CDN$29.90
                        9,175                CDN$32.18 - CDN$70.65

During the year, options denominated in U.S. dollars were issued and outstanding with prices ranging as follows:

                    Number of Options              Price Range
                    -----------------              -----------
                       254,346                   $18.63 - $23.50
                        7,500                    $27.38 - $38.62

                                                                  Weighted            Weighted
                                                               Average Strike          Average
                                                                  Price Per          Strike Price
                                          Options                  Share              Per Share
                                          -------             ----------------     ---------------
May 31, 1996                                1,766                     CDN$3.19             US$2.19
Granted                                       320                         7.25                4.98
Exercised                                    (20)                         1.50                1.03
                                             (23)                         4.11                2.82
Forfeited                                    (74)                         6.65                4.56
                                          -------             ----------------     ---------------
May 31, 1997                                1,969                     CDN$3.73             US$2.56
Granted                                       518                        11.79                8.09
Exercised                                    (71)                         6.12                4.20
                                          -------             ----------------     ---------------
May 31, 1998                                2,416                     CDN$5.39             US$3.70
Granted                                       783                        26.71               17.65
Exercised                                   (507)                         7.21                4.77
                                          -------             ----------------     ---------------
May 31, 1999                                2,692                    CDN$11.12             US$7.54
                                          -------             ----------------     ---------------

Exercisable at May 31, 1999                 1,916                     CDN$4.83             US$3.27
                                          =======             ================     ===============

During 1999, the Company issued 74,668 common shares with a weighted average strike price of $4.87 pursuant to option agreements assumed in connection with the 20/20 acquisition. At May 31, 1999, no further options relating to these agreements are outstanding.

During 1999, the Company issued 191,337 common shares at $0.02665 per share in connection with options granted to third parties for services rendered to 20/20 that were assumed in connection with the 20/20 acquisition. At May 31, 1999, no further options relating to these agreements are outstanding.

TLC THE LASER CENTER INC.

11. Interest and Other and Depreciation and Amortization

                                           1999           1998           1997
                                         --------       --------       --------
Interest and other
Interest on long-term debt               $    810       $  1,200       $    655
Interest on capital leases                  1,540          1,177            266
Interest and bank charges, net              1,992            586            320
Interest income                            (2,097)          (937)          (325)
Foreign exchange gains                         --         (1,334)          (164)
                                         --------       --------       --------
                                            2,245       $    692       $    752
                                         ========       ========       ========
Depreciation and amortization
Capital assets                              8,643       $  4,394       $  1,925
Assets under capital lease                  2,409          1,709            598
Goodwill                                    3,060          1,694            470
Practice management agreements                822          1,663            470
                                         --------       --------       --------
                                           14,934       $  9,460       $  3,463
                                         ========       ========       ========

12. Income Tax

      As at May 31, 1999, the Company has non-capital losses carried forward for income tax purposes of approximately $44,315,000, which are available to reduce taxable income of future years.

      The Canadian losses can only be utilized by the source company whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $13,002,000 expire between 2001 and 2006. The United States losses of $31,313,000 expire between 2008 and 2013. Included in the Canadian losses are $9,208,000 of losses and in the United States losses are $20,618,000 of losses from the acquisitions of 20/20 and Beacon, of which the availability and timing of utilization may be restricted.

      The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to loss before income taxes and non-controlling interest were as follows:

                                                                   1999         1998
                                                                 -------      -------
Income tax recovery based on the Canadian statutory
  income tax rate of 44.6% (1998 - 43%)                          $(1,070)     $(3,896)

      o  Current year losses not utilized                            263        2,196
      o  Expenses not deductible for income tax purposes           4,203        2,339
      o  Adjustments of cash vs. accrual tax deductions for
           U.S. income tax purposes                                  223        1,545
      o  Utilization of prior year losses                         (3,559)      (1,225)
      o  Corporate Minimum Tax, Large Corporations Tax, and
           foreign taxes                                           1,129          200
      o  Other                                                      (373)         (88)
                                                                 -------      -------
Income tax provision                                             $   816      $ 1,071
                                                                 =======      =======

                     The income tax provision is as follows:

                                                             1999         1998
                                                           -------      -------
Current
         Canada                                            $    34      $   940
         United States - federal                               237           --
         United States - state                                 545          131
                                                           -------      -------
                                                           $   816      $ 1,071
                                                           =======      =======

TLC THE LASER CENTER INC.

13. Commitments and Contingencies

At May 31, 1999, the Company has entered into operating leases for rental office space and equipment, which require future minimum lease payments aggregating $23,633,000. Future minimum lease payments over the next five years are as follows:

               2000                           $6,032
               2001                           $5,397
               2002                           $4,832
               2003                           $4,061
               2004                           $3,311

One of the Company's subsidiaries, together with other investors, have jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee amount to approximately $2,551,000 at May 31, 1999.

14. Segmented Information

TLC The Laser Center Inc. has three reportable segments: refractive, secondary care and other. The refractive segment is the core focus of the Company which reflects the provision of laser vision correction. The secondary care segment reflects the management of secondary care centers which provide advanced levels of eyecare. The other segment includes an accumulation of non-core business activities including managed care.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operational components including paid procedures, net revenue after doctors fees, fixed costs and income (loss) before taxes.

Intersegment sales and transfers are minimal and are measured as if the sales or transfers were to third parties.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the business units were acquired or developed as a unit and management at the time of acquisition was retained.

TLC THE LASER CENTER INC.

The Company's business segments are as follows:

                                                                 Secondary
1999                                               Refractive       Care         Other      1999 Total
                                                   ---------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and managed clinics    $ 163,913     $  41,270     $   3,084     $ 208,267
Amounts retained by doctor group                     (24,644)       (8,190)          (43)      (32,877)
Contractual allowances and adjustments                (6,841)      (21,691)           52       (28,480)
                                                   ---------------------------------------------------
Net revenues                                         132,428        11,389         3,093       146,910
Doctor compensation                                   12,824            --            --        12,824
                                                   ---------------------------------------------------
Net revenue after doctor compensation                119,604        11,389         3,093       134,086
                                                   ---------------------------------------------------
Expenses:
Operating                                             90,185         8,972         3,618       102,775
Interest and other                                     2,343          (125)           27         2,245
Depreciation and amortization                         12,350         2,187           397        14,934
Start-up and development expenses                         --            --         3,606         3,606
Restructuring charges (non-cash portion
  -- $11,167)                                             --        10,298         2,626        12,924
                                                   ---------------------------------------------------
                                                     104,878        21,332        10,274       136,484
                                                   ---------------------------------------------------
Income (loss) from operations                      $  14,726     $  (9,943)    $  (7,181)    $  (2,398)
Income taxes                                            (616)           --          (200)         (816)
Non-controlling interest                                (800)         (376)          728          (448)
                                                   ---------------------------------------------------
Net income (loss)                                  $  13,310     $ (10,319)    $  (6,653)    $  (3,662)
                                                   ===================================================

Total assets                                       $ 266,021     $  16,678     $   4,151     $ 286,850
                                                   ===================================================
Total capital and intangible expenditures          $  25,803     $   7,707     $   2,026     $  35,536
                                                   ===================================================

                                                                 Secondary
1998                                               Refractive       Care         Other      1998 Total
                                                   ---------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and managed clinics    $  65,297     $  23,869     $   1,413     $  90,579
Amounts retained by doctor group                     (10,566)       (4,711)          (11)      (15,288)
Contractual allowances and adjustments                (3,652)      (12,517)           --       (16,169)
                                                   ---------------------------------------------------
Net revenues                                          51,079         6,641         1,402        59,122
Doctor compensation                                    5,242            --            --         5,242
                                                   ---------------------------------------------------
Net revenue after doctor compensation              $  45,837     $   6,641     $   1,402     $  53,880
                                                   ===================================================
Expenses:
Operating                                             41,620         6,294         1,607        49,521
Interest and other                                       416            87           189           692
Depreciation and amortization                          7,107         2,185           168         9,460
Start-up and development expenses                         --            --         3,267         3,267
Restructuring charges                                     --            --            --            --
                                                   ---------------------------------------------------
                                                      49,143         8,566         5,231        62,940
                                                   ---------------------------------------------------
Income (loss) from operations                      $  (3,306)    $  (1,925)       (3,829)    $  (9,060)
Income taxes                                            (994)          (71)           (6)       (1,071)
Non-controlling interest                                  78          (116)          631           593
                                                   ---------------------------------------------------
Net income (loss)                                  $  (4,222)    $  (2,112)    $  (3,204)    $  (9,538)
                                                   ===================================================

Total assets                                       $ 137,736     $  23,887     $   2,599     $ 164,212
                                                   ===================================================
Total capital and intangible expenditures          $  30,542     $  12,626     $   1,750     $  44,919
                                                   ===================================================

TLC THE LASER CENTER INC.

                                                                 Secondary
1997                                               Refractive       Care         Other      1997 Total
                                                   ---------------------------------------------------
Revenues and physician costs:
Gross revenues of all owned and managed clinics    $  18,548        14,294            --        32,842
Amounts retained by doctor group                      (1,452)       (6,251)           --        (7,703)
Contractual allowances and adjustments                (1,966)       (3,061)           --        (5,027)
                                                   ---------------------------------------------------
Net revenues                                          15,130         4,982            --        20,112
Doctor compensation                                    1,476            --            --         1,476
                                                   ---------------------------------------------------
Net revenue after doctor compensation                 13,654         4,982            --        18,636
                                                   ===================================================
Expenses:
Operating                                             15,637         3,961            --        19,598
Interest and other                                       637           115            --           752
Depreciation and amortization                          2,728           735            --         3,463
Start-up and development expenses                      2,686            --         1,606         4,292
Restructuring charges                                     --            --            --            --
                                                   ---------------------------------------------------
                                                      21,688         4,811         1,606        28,105
                                                   ---------------------------------------------------
Income (loss) from operations                         (8,034)          171        (1,606)       (9,469)
Income taxes                                              83          (188)           --          (105)
Non-controlling interest                                  --            --            --            --
                                                   ---------------------------------------------------
Net income (loss)                                  $  (7,951)    $     (17)    $  (1,606)    $  (9,574)
                                                   ===================================================

Total assets                                       $  65,108         8,676            --     $  73,784
                                                   ===================================================
Total capital and intangible expenditures          $  41,131     $   4,419     $     157     $  45,707
                                                   ===================================================

TLC THE LASER CENTER INC.

                The Company's geographic segments are as follows:

                                                            United
1999                                           Canada       States       Total
                                              ----------------------------------
Revenues and physician costs:
Net revenues                                  $ 16,247     $130,663     $146,910
Doctor compensation                              2,583       10,241       12,824
                                              ----------------------------------
Net revenue after doctor compensation           13,664      120,422      134,086
                                              ==================================

Total capital assets and intangibles          $ 18,895     $ 78,095     $ 96,990
                                              ==================================

                                                            United
1998                                           Canada       States       Total
                                              ----------------------------------
Revenues and physician costs:
Net revenues                                  $ 11,175     $ 47,947     $ 59,122
Doctor compensation                              1,475        3,767        5,242
                                              ----------------------------------
Net revenue after doctor compensation         $  9,700     $ 44,180     $ 53,880
                                              ==================================

Total capital assets and intangibles          $ 15,111     $ 74,309     $ 89,420
                                              ==================================

                                                            United
1997                                           Canada       States       Total
                                              ----------------------------------
Revenues and physician costs:
Net revenues                                  $  7,745     $ 12,367     $ 20,112
Doctor compensation                                895          581        1,476
                                              ----------------------------------
Net revenue after doctor compensation         $  6,850     $ 11,786     $ 18,636
                                              ==================================

Total capital assets and intangibles          $  2,110     $ 51,851     $ 53,961
                                              ==================================

TLC THE LASER CENTER INC.

15. Financial Instruments

Fair Value

The carrying amounts of cash and short-term deposits, accounts receivable, accounts payable and income taxes payable approximates their fair values because of the short-term maturities of these items.

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

The fair values of the Company's marketable securities are based on quotes from brokers. The Company's marketable securities portfolio consists substantially of corporate bonds. The bonds were purchased with the proceeds from the Company's May 1999 (April 1998) share offerings and at May 31, 1998 and 1999 the bonds had remaining terms to maturity not exceeding six months with a substantial majority of the bonds having terms to maturity of less than one month. It is the Company's intention to hold the bonds to their maturity.

Portfolio investments consist of the Company's investment in the common and preferred shares of LaserSight Incorporated and the common shares of one other publicly traded company (1998 - two). These investments are accounted for at the lower of cost or market. The fair value of the Company's portfolio investments, excluding the LaserSight Incorporated preferred shares, are based on quotes from brokers. Fair value information for the LaserSight Incorporated preferred shares is not readily determinable and therefore the preferred shares have been included at their cost in the fair value information presented below.

                                                             1999         1998
                                                             ----         ----
Fair values

Marketable securities                                      $143,980     $ 53,171

Portfolio investments (cost: 1999 - 10,907; 1998 - 931)      21,470        1,470

Risk Management

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which include the analysis of the financial position of its customers and the regular review of credit limits. At May 31, 1999, the Company had recorded an allowance for doubtful accounts of $1,479,000 (1998 -- $1,668,000). The Company does not have a significant exposure to any individual customer, except for amounts due from those refractive and secondary eye practices which it manages and which are collateralized by the practice's patient receivables. As at May 31, 1999, there were no significant individual accounts receivable balances. At May 31, 1998, two accounts receivable balances owing from each of a refractive and secondary care center represented 64% of total accounts receivable.

TLC THE LASER CENTER INC.

Cash accounts at the Canadian banks are insured by Canadian Depositary Insurance Corporation for up to $60,000. In the United States, the Federal Depositary Insurance Corporation insures cash balances up to $100,000. At May 31, 1999, bank deposits exceeded insured limits by $6,572,530 (1998 -- $3,475,275).

The Company operates in Canada and the United States and is therefore exposed to market risks related to foreign currency fluctuations between these currencies. As well, there is cash flow exposure to interest rate fluctuations on debt carrying floating rates of interest.

16. Acquisitions

1999 Transactions

The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates:

i. On June 19, 1998 the Company made a 51% equity investment of $204,000 in cash in AllSight, Inc., a refractive laser center in the Pittsburgh, PA area.

ii. On July 1, 1998 TLC NorthWest Eye, Inc. a wholly owned subsidiary of the Company acquired in two separate transactions the operating assets and liabilities of the Figgs Eye Clinic in Yakima, Washington and the practice of Robert C. Bockoven with three locations in Washington state, in exchange for cash and debt. Consideration for the Figgs Eye Clinic purchase was $750,000 and for the practice of Robert C. Bockoven was $725,000.

iii. On September 1, 1998, the Company acquired the 10% minority interest of Vision Institute of Canada in one of the Company's laser centers in Toronto in exchange for $332,000 in cash and common shares with a value of $332,000.

iv. On October 13, 1998, the Company acquired 90% of the operating assets and liabilities of WaterTower Acquisition, Inc. in exchange for cash of $625,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn-out period and the outcome of the contingency is known. Contingent amounts are calculated based on a percentage of excess income over a target amount for the next three years

v. On November 30, 1998, the Company acquired 85% of the operating assets and liabilities of Aspen HealthCare, Inc. for cash consideration of $3,800,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn-out period and the outcome of the contingency is known. Contingent amounts are calculated based on meeting certain annual net income targets over 5 years.

vi. On January 5, 1999, the Company acquired 100% of the outstanding shares of Baltimore Practice Management, LLC in exchange for cash of $6,060,000 and an ownership interest in certain future refractive surgery centers. No value will be assigned to the ownership interest; however, the non-controlling interest percentage on future earnings attributable to these new refractive surgery centers will be reflected accordingly on consolidation in the future.

TLC THE LASER CENTER INC.

vii. On March 1, 1999 the Company made a 51% capital contribution of $205,000 in cash in TLC The Laser Center (Green Bay / Milwaukee) LLC, which operates a refractive laser center in the Green Bay, Wisconsin, area.

During the year, the Company completed transactions with doctor groups to enhance the network of optometrists and ophthalmologists in exchange for common shares with a value of $505,000. Miscellaneous acquisitions were completed in exchange for cash of $1,407,000. The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair value as follows:

    Current assets (including cash of $2,428)                          $  2,261
    Capital assets                                                        1,674
    Goodwill                                                              7,648
    Practice management agreement                                         6,060
    Current liabilities                                                    (621)
    Long-term debt                                                       (1,221)
    Non-controlling interest                                               (476)
                                                                       --------
                                                                       $ 15,325
                                                                       ========
Funded by:

    Issuance of common shares                                          $    837
    Issuance of debt                                                        738
    Contribution of cash                                                 13,465
    Acquisition costs                                                       285
                                                                       --------
                                                                       $ 15,325
                                                                       ========

1998 Transactions

BeaconEye Inc.

On April 16, 1998, the Company, through a take-over bid circular, acquired 97% of the common shares of BeaconEye Inc. ("Beacon") and the remaining 3% was acquired by April 24, 1998. The acquisition was financed through the issuance of 872,293 Common Shares.

The Company's investment in Beacon has been accounted for by the purchase method and the results of operations have been consolidated from April 16, 1998.

The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair values as follows:

Current assets                                                         $  1,200
Restricted cash                                                           1,380
Capital assets and assets under capital lease                            15,844
Goodwill                                                                  9,011
Current liabilities assumed                                              (6,141)
Long term debt and obligations under capital lease                       (5,037)
                                                                       --------
                                                                       $ 16,257
                                                                       ========
Funded by
Issuance of Common Shares                                              $ 11,692
Funding of Beacon obligations and restructuring
  costs through April 16, 1998                                            4,483
Acquisition costs                                                            82
                                                                       --------
                                                                       $ 16,257
                                                                       ========

TLC THE LASER CENTER INC.

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

Practice management agreement                                             $2,881
                                                                          ------
Funded by
Issuance of Common Shares                                                 $2,581
Cash                                                                         300
                                                                          ------
                                                                          $2,881
                                                                          ======

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

The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair values as follows:

Current assets (including cash of $500,000)                             $   552
Capital assets                                                              567
Practice management agreement                                             6,403
Investment in subsidiaries                                                  754
Note receivable                                                           4,682
Other assets                                                                146
Current liabilities including current portion of long term debt            (298)
Long term debt                                                             (332)
Non-controlling interest                                                 (5,912)
                                                                        -------
                                                                        $ 6,562
                                                                        =======
Funded by
Issuance of Common Shares                                               $   626
Contribution of cash                                                        500
Contribution of assets                                                      754
Note payable to the Venture                                               4,682
                                                                        -------
                                                                        $ 6,562
                                                                        =======

1997 Transactions

The Vision Source, Inc.

On July 23, 1997, the Company acquired 100% of the common shares of The Vision Source, Inc. The acquisition was financed through the issuance of 421,804 Common Shares (see Note 10). The

TLC THE LASER CENTER INC.

purchase price of $1,303,000 was allocated primarily to goodwill. The Common Shares issued are held in escrow. Release of 210,902 of these shares is subject to an earn out formula. These shares represent contingent purchase consideration and, therefore, will not be valued until completion of the earn out period and the outcome of the contingency is known. The remaining 210,902 shares will be released from escrow within 15 months from the issue date.

20/20 Laser Centers, Inc.

On February 10, 1997, the Company acquired 99.9% of the common shares of 20/20. The acquisition was financed through the issuance of Common Shares (see Note
10). The results of operations of 20/20 have been consolidated from the date of acquisition.

The total cost of the acquisition, using the purchase method of accounting, was allocated to the net assets acquired on the basis of their book values and then adjusted for fair values as follows:

Book values
Current assets                                                         $  1,663
Capital assets                                                            1,954
Assets under capital lease                                                3,555
Other assets                                                                268
Current liabilities                                                      (5,443)
Obligations under capital lease                                          (2,380)
Other liabilities                                                          (604)
Non-controlling interest                                                   (220)
                                                                       --------
                                                                         (1,207)
                                                                       ========
Fair value adjustments
Assets under capital lease                                               (1,146)
Goodwill                                                                 24,070
                                                                       --------
                                                                       $ 21,717
                                                                       ========

17. Divestitures and Restructuring Charges

In the last quarter of fiscal 1999, management made a decision to restructure operations in connection with its managed care and secondary care businesses. The following divestitures were completed in connection with this restructuring:

      (a) On May 31, 1999, the Company sold certain assets of NorthWest Eye Inc. in exchange for the assumption of certain liabilities by the purchaser. In connection with the sale, the Company recorded a restructuring charge of $10.3 million relating to the write-off of intangibles and amounts due from affiliated physician groups and will no longer manage the secondary care operations at this location.

      (b) On April 27, 1999, the Company sold the capital assets and intangibles of TLC The Laser Center (Wisconsin Management) Inc. and TLC Wisconsin Eye Surgery Center Inc. in exchange for 139,266 common shares of the Company. These assets had a net book value of $4.0 million and no gain or loss was recorded in connection with the transaction. The shares received by the Company upon disposition of these subsidiaries were cancelled, with capital stock being reduced using the average value of common shares as at April 27, 1999 of CDN $6.26.

TLC THE LASER CENTER INC.

      (c) On May 19, 1999, the Company sold all of the assets of its managed care subsidiary to the former management of the subsidiary. The Company incurred a loss on the sale of $2.6 million.

18. Comparative Figures

Certain comparative figures have been reclassified to conform with the current year's presentation.

19. Difference Between Canadian and United States Generally Accepted Accounting Principles

These consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in Canada. The most significant differences between Canadian and United States GAAP, insofar as they affect the Company's consolidated financial statements, are described below.

The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP:

                                                                   1999          1998          1997
                                                                 ------------------------------------
Net loss for the year -- Canadian GAAP                           $ (3,662)     $ (9,538)     $ (9,574)
Deferred foreign exchange gains (losses) (1)                          310          (742)           --
Income tax expense adjustment under the liability method (2)       (1,204)           --            --
                                                                 ------------------------------------
Net loss for the year -- U.S. GAAP                               $ (4,556)     $(10,280)     $ (9,574)
                                                                 ====================================
Loss per share -- U.S. GAAP (3)                                  $  (0.13)     $  (0.37)     $  (0.47)
                                                                 ====================================

Net income (loss) based on US GAAP                                 (4,556)      (10,280)       (9,574)
Unrealized gains on securities available for sale                   5,529           407             0
                                                                 ------------------------------------
Comprehensive income                                                  973        (9,873)       (9,574)
                                                                 ====================================

(1) The gain or loss on translation of foreign currency denominated long-term monetary items is deferred and amortized over the remaining life of the item under Canadian GAAP. Under U.S. GAAP, the gain or loss on translation is included in income when it arises.

(2) Under U.S GAAP, deferred taxes are recorded based on the difference between the values assigned for accounting purposes and the tax values of individual assets acquired in business combinations, except for nondeductible goodwill. The only such significant differences with respect to the Company are the practice management agreement assets acquired in prior periods. Under U.S. GAAP, this deferred tax liability is matched by an equal increase in the value assigned to the practice management agreement assets. In the statement of income, the resulting increased annual asset amortization is offset by an equal deferred tax recovery with no effect on the net income (loss). In addition, the recognition of operating loss carry-forwards which existed at the acquisition date is recorded as a reduction of goodwill related to the acquisition and an increase in the tax provision under U.S. GAAP.

(3) SFAS No. 128, "Earnings Per Share", is effective for fiscal periods ending after December 15, 1997. This statement has been retroactively applied to all periods presented and it has no significant effect on the reported U.S. GAAP earnings per share data for the years ended May 31, 1999, 1998, and 1997. As a result of the above differences, as at May 31, 1999 under U.S. GAAP, long-term assets would increase by $10,416,000 (1998 -- $7,393,000), deferred income tax liabilities would increase by $6,296,000 (1998 -$7,908,000) and total shareholders' equity would increase by $4,120,000 (1998 - decrease by $515,000). In addition, other comprehensive income would increase to $5,756,000 (1998 - $227,000).

TLC THE LASER CENTER INC.

Additional disclosures required related to the reconciliation of the consolidated financial statements from Canadian to U.S. GAAP are as follows:

(a)  Statement of Changes in Financial Position

Certain of the Company's acquisitions for the year ended May 31, 1999 were financed in part through the issuance of common shares and debt. These would be considered non-cash transactions under U.S. GAAP resulting in a reduction in cash provided by financing activities of $1,575,000 (1998-- $16,417,000, 1997 - $21,717,000) and a reduction in cash used in investing by the same amount. In addition, the proceeds for one of the Company's divestitures for the year ended May 31, 1999 included shares of the Company, which were subsequently retired. This would be considered a non-cash transaction under U.S. GAAP resulting in an increase in cash provided by financing activities of $4,047,000 (1998 and 1997 - nil) and an increase in cash used in investing activities by the same amount.

Certain marketable securities held at May 31, 1999 would be considered cash equivalents under U.S. GAAP resulting in a decrease in cash used for investing activities of $118,050,000 (1998 -- $53,303,000; 1997 - nil) and an increase in cash and short-term deposits at the end of the period by the same amount.

The Company has acquired capital assets financed through capital lease obligations which would be considered non-cash transactions under U.S. GAAP resulting in a reduction in cash provided by financing activities and a corresponding reduction in cash used in investing activities of $1,469,000 for the year ended May 31, 1999 (1998 -- $2,196,000; 1997 -- $4,480,000).

In summary, as a result of the above-noted items, the Statement of Changes in Financial Position under U.S. GAAP would be as follows:

                                                      1999        1998         1997
                                                      ----        ----         ----
Cash provided by (used in) operating activities      20,997     (11,809)      (6,865)
Cash provided by financing activities               114,479      65,054       30,463
Cash used in investing activities                    65,076      11,277       13,006
Cash and short-term deposits                        125,598      55,198       13,230

Interest paid in cash is not substantially different than interest expense in all periods presented. Income taxes paid in cash were $978,000 in fiscal 1999 (1998 -- $458,000). Amounts paid in cash in prior years were not significant.

(b)  Stock-based Compensation

SFAS No. 123, "Accounting for Stock-based Compensation", became effective for the Company's Fiscal 1997 year. The Company continues, for reconciliation to U.S. GAAP purposes, to account for its outstanding fixed price stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", which results in the recording of no compensation expense in the Company's circumstances. Had compensation expense for stock options granted been determined based upon fair value at the grant date consistent with the methodology prescribed by SFAS No. 123, the pro forma effects of fiscal 1999, 1998 and 1997

TLC THE LASER CENTER INC.

grants on the net loss and loss per share amounts for the years ended May 31, 1999, 1998, and 1997 would have been as follows:

                                             1999          1998          1997
                                           ------------------------------------
Net loss under U.S. GAAP                     (4,556)     $(10,280)     $ (9,574)
Adjustments for SFAS 123                     (3,784)       (1,195)         (662)
                                           ------------------------------------
Pro forma net loss under U.S. GAAP           (8,340)     $(11,475)     $(10,236)
                                           ------------------------------------
Pro forma loss per share under U.S. GAAP       (.24)     $  (0.41)     $  (0.49)
                                           ====================================

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest of 5.0% for fiscal 1997 and 1998 and 6.75% for fiscal 1999; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Shares of 0.60 for fiscal 1997 and 1998 and 0.66 for fiscal 1999; and a weighted average expected option life of 2.5 years for fiscal 1997 and 1998 and 3.3 years for fiscal 1999.The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

(c)  Income Taxes

Deferred income taxes under U.S. GAAP consist of the following temporary differences:

                                                       1999              1998
                                                     --------          --------
Tax benefit of loss carry forwards
         Pre-acquisition                             $ 11,785          $ 22,132
         Post-acquisition                               6,094             4,446
Start-up costs                                          1,816             1,180
Other                                                   1,556                --
Valuation allowance                                   (21,251)          (27,758)
                                                     --------          --------
                                                     $     --          $     --
                                                     --------          --------
Liabilities:
Practice management agreements                          1,771          $  7,728
Capital assets                                          2,135                --
Other                                                      --               118
                                                     --------          --------
                                                     $  3,906          $  7,846
                                                     ========          ========

TLC THE LASER CENTER INC.

(d)   Pro Forma Effects of Acquisitions

Under APB 16, the Company is required to disclose the following information relating to its acquisitions:

If 20/20 had been acquired on June 1, 1996, the pro forma effects on the statements of income for the fiscal period ended May 31, 1997 would have been additional net revenues of $3,288,000 and additional net loss of $ $5,344,000, based on unaudited 20/20 financial statements for that period.

If Beacon had been acquired on June 1, 1996, the unaudited pro forma effects on the statements of income for the fiscal periods ended May 31, 1997 and 1998 would have been additional net revenues of $7,229,000 and $5,979,000 and additional net losses of $16,995,000 and $16,143,000, respectively.

The pro forma information relating to the acquisitions that occurred during the current year are not presented, as amounts do not significantly differ from the reported results.

The above unaudited pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the acquisitions of 20/20 and Beacon had occurred on June 1, 1996, nor is it necessarily indicative of the results of operations which may occur in the future. Anticipated efficiencies from the combinations have been excluded from the amounts included in the pro forma information.

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

(f)   Other

Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which have not yet been adopted due to delayed effective dates. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

TLC THE LASER CENTER INC.

During 1998, The American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities, which are required to be adopted in years beginning after December 15, 1998. The Company does not believe that pronouncements Nos. 98-1 and 98-5 will have a material effect on its consolidated financial statements.

20. Uncertainty due to the Year 2000 Issue

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

21. Subsequent Events

Strategic Alliances

On April 7, 1999 the Company entered into an agreement with a subsidiary of Kaiser Permanente, providing for a national strategic alliance, with the intention to initially own and operate three refractive centers in California and to eventually develop additional centers in markets in the United States where Kaiser Permanente has a significant presence. The agreement also grants the Kaiser Permanente subsidiary the opportunity to negotiate an ownership interest in existing and future TLC refractive centers elsewhere in the United States. On June 30, 1999 the Company made a capital contribution of $1,002,000 representing a 50.1% interest in TLC USA LLC the operating company for activities of this strategic alliance.

California LLC

On July 8, 1999 the Company acquired 50.1% of the operating assets and liabilities of California LLC for cash consideration, certain operating assets and liabilities of the Company's two California refractive centers and additional amounts contingent upon achieving certain levels of profits. No value will be assigned to these contingent amounts until completion of the earn-out period and the outcome of the contingency is known.

TLC THE LASER CENTER INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below in this Item 10, the information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 1999.

Directors and Executive Officers

The following table indicates the names, ages and positions of the Company's directors and executive officers. There is no family relationship between any of the officers or directors.

Name                                       Age    Position with Company
----                                       ---    ----------------------
Elias Vamvakas                              40    President, Chief Executive Officer and Chairman
                                                    of the Board of Directors

Dr. Jeffery J. Machat                       37    Co-National Medical Director and Director

Madeline D. Walker                          52    Chief Operating Officer

Dr. David C. Eldridge                       44    Executive Vice President, Clinical Affairs

Kathryn Hughes                              29    Vice President, Marketing

Peter Hertz                                 50    Vice President, Human Resources

Gary F. Jonas                               53    Executive Vice President, Strategic Growth

Peter J. Kastelic                           42    Chief Financial Officer and Treasurer

Ronald J. Kelly                             36    Vice President, Acquisitions and General Counsel

William Leonard                             34    Vice President, Operations

Henry Lynn                                  48    Executive Vice President, Information Systems

John F. Riegert                             69    Secretary and Director

Rochelle Stenzler                           45    President, Intennational Development

James R. Connacher(1)(3)                    62    Director

Howard J. Gourwitz (1)(2)(3)                50    Director

Warren S. Rustand(2)(3)                     56    Director

Dr. William David Sullins, Jr.(1)(2)(3)     56    Director

(1)   Member of the Company's Compensation Committee.
(2)   Member of the Company's Audit Committee.
(3)   Member of the Company's Corporate Governance Committee.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 1999.

TLC THE LASER CENTER INC.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 1999.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

Report of Independent Auditors.

Consolidated Statements of Income-- Years Ended May 31, 1997, 1998 and 1999.

Consolidated Balance Sheets as of May 31, 1998 and 1999.

Consolidated Statements of Deficit -- Years Ended May 31, 1997, 1998 and 1999.

Consolidated Statements of Changes in Financial Position -- Years Ended May 31, 1997, 1998 and 1999.

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

      None

TLC THE LASER CENTER INC.

(a)(3) The following exhibits are provided with this Form 10-K:

Exhibit Number
                        Description

      3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's 10-K filed with the Commission on August 28, 1998).

      3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 10-K filed with the Commission on August 28, 1998).

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

      10.1              Material Contracts:

                        Certain Material Contracts Not in the Ordinary Course of
                        Business:

                        (a) Support Agreement with Beacon, Inc. (incorporated by reference to Exhibit 10.1(a) to the Company's 10-K filed with the Commission on August 28, 1998).

                        Certain Management Contracts, Compensatory Plans, Contracts or Arrangements:

                        (c) TLC Amended and Restated Share Option Plan incorporated by reference to Exhibit ( 4(a) to the Company's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162))

                        (d) TLC Share Purchase Plan (incorporated by reference to Exhibit 4(b) to the ( Company's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162)).

                        (e) Employment Agreement with Elias Vamvakas incorporated by reference to Exhibit ( 10.1(e) to the Company's 10-K filed with the Commission on August 28, 1998).

                        (f) Escrow Agreement with Elias Vamvakas and Jeffery J. Machat (incorporated by reference to Exhibit 10.1(f) to the Company's 10-K filed with the Commission on August 28, 1998).

                        (g) Consulting Agreement with Excimer Management Corporation (incorporated by reference ( to Exhibit 10.1(g) to the Company's 10-K filed with the Commission on August 28, 1998).

                        (h)  Employment Agreement with Gary F. Jonas
                             (incorporated by reference to Exhibit ( 10.1(h) to the Company's 10-K filed with the Commission on August 28, 1998).

TLC THE LASER CENTER INC.

                        (j) Consulting Agreement with Kelmar Corporation (incorporated by reference to ( Exhibit 10.1(j) to the Company's 10-K filed with the Commission on August 28, 1998).

                        (k) Consulting Agreement with Mainstay Human Resources Corp. (incorporated by reference to Exhibit 10.1(k) to the Company's 10-K filed with the Commission on August 28, 1998).

                        (l) Shareholder Agreement for Vision Corporation (incorporated by reference to Exhibit 10.1(l) to the Company's 10-K filed with the Commission on August 28, 1998).

      21.1              List of Registrant's Subsidiaries
      23.1              Consent of Auditors
      27                Financial Data Schedule

TLC THE LASER CENTER INC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TLC THE LASER CENTER INC.


                                        By: /s/ Elias Vamvakas
                                            ------------------------------------
                                            Elias Vamvakas
                                            Chief Executive Officer
                                            August 27, 1999

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                TITLE                                 DATE
          ---------                -----                                 ----
/s/  Elias Vamvakas                President, Chief Executive            August 27, 1999
------------------------------     Officer and Chairman of
Elias Vamvakas                     the Board of Directors

/s/ Peter J. Kastelic              Chief Financial Officer and           August 26, 1999
------------------------------     Treasurer (Principal Financial
Peter J. Kastelic                  and Accounting Officer).

/s/  Jeffery J. Machat             Co-National Medical Director and      August 26, 1999
-----------------------------      Director
Dr. Jeffery J. Machat

/s/  Howard J. Gourwitz            Director                              August 27, 1999
-----------------------------
Howard J. Gourwitz

/s/ William David Sullins          Director                              August 26, 1999
-----------------------------
Dr. William David Sullins

     Warren S. Rustand             Director                              August 27, 1999
-----------------------------
Warren S. Rustand

/s/ John F. Riegert                Director                              August 26, 1999
-----------------------------
John F. Riegert

    James R. Connacher            Director                               August 27, 1999
-----------------------------
James R. Connacher