Form 10-Q
period 1999-08-31
TLC LASER CENTER INC
filed 1999-10-15
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999
                         COMMISSION FILE NUMBER: 0-29302

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of October 13, 1999 there were 37,782,456 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the U.S. Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC" shall mean TLC The Laser Center Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-Q to a particular fiscal year shall mean the 12 months ended on May 31 in that year. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I. FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements
              Consolidated Balance Sheets as of August 31, 1999 and May 31, 1999

              Consolidated Statement of Income for the Three Months Ended August 31, 1999 and August 31, 1998

              Consolidated Statement of Changes in Financial Position for the Three Months Ended August 31, 1999 and August 31, 1998

              Notes to Interim Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

      Item 5. Other Information

      Item 6. Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1. TLC The Laser Center Inc.
        Consolidated Balance Sheet

                                                         August 31      May 31
(U.S. dollars, in thousands)                                1999         1999
================================================================================

ASSETS
Current assets
  Cash and cash equivalents                              $ 136,833    $ 151,810
  Marketable securities                                     11,657           --
  Accounts receivable                                       17,496       15,359
  Prepaids and sundry assets                                 7,823        6,602
--------------------------------------------------------------------------------
  Total current assets                                     173,809      173,771
Restricted cash                                              1,606        1,730
Investments and other assets                                15,545       14,359
Intangibles                                                 57,094       47,441
Capital assets                                              40,112       38,993
Assets under capital lease                                  12,048       10,556
--------------------------------------------------------------------------------
Total assets                                             $ 300,214    $ 286,850
================================================================================

LIABILITIES
Current liabilities
  Accounts payable and accrued liabilities               $  21,341    $  19,512
  Current portion of long term debt                          1,937        2,181
  Current portion of obligations under capital lease         5,413        4,717
  Income taxes payable                                       2,958          477
  Deferred compensation                                         --           --
--------------------------------------------------------------------------------
  Total current liabilities                                 31,649       26,887
Long term debt                                               4,680        4,620
Obligations under capital lease                              6,402        6,410
Deferred rent and compensation                                 939          959
--------------------------------------------------------------------------------
  Total liabilities                                         43,670       38,876
--------------------------------------------------------------------------------
Non-controlling interest                                    10,134        8,151
--------------------------------------------------------------------------------

Commitments

SHAREHOLDERS' EQUITY
Capital stock                                              269,775      269,454
Deficit                                                    (23,365)     (29,631)
--------------------------------------------------------------------------------
  Total shareholders' equity                               246,410      239,823
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $ 300,214    $ 286,850
================================================================================

See notes to interim consolidated financial statements.

TLC THE LASER CENTER INC.
CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED AUGUST 31
(Unaudited)

(U.S. dollars, in thousands except per share amounts)    1999              1998
================================================================================

Net revenues
    Refractive                                   $     50,044      $     26,384
    Other                                               1,999             2,579
--------------------------------------------------------------------------------
Net revenues                                           52,043            28,963
--------------------------------------------------------------------------------

Expenses
    Doctor Compensation
      Refractive                                        4,627             2,595
    Operating                                          34,223            19,707
    Interest and other                                 (1,102)              711
    Depreciation and amortization                       4,076             3,615
    Start-up and Development expenses                      --               995
--------------------------------------------------------------------------------
                                                       41,824            27,623
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND
    NON-CONTROLLING INTEREST                           10,219             1,340
--------------------------------------------------------------------------------
Income taxes
    Current                                             2,924               619
--------------------------------------------------------------------------------
                                                        2,924               619
--------------------------------------------------------------------------------
INCOME BEFORE NON-CONTROLLING
    INTEREST                                            7,295               721
Non-controlling interest                               (1,029)             (318)
--------------------------------------------------------------------------------
NET INCOME FOR THE PERIOD                        $      6,266      $        403
                                                 ==============================

BASIC INCOME PER SHARE                           $       0.17      $       0.01
                                                 ==============================

Weighted average number of
    Common Shares Outstanding                      37,403,397        33,698,630
                                                 ==============================

Fully Diluted Income Per Share (1)               $       0.16      $       0.01
                                                 ==============================

(1) Fully Diluted earnings per share reflect earnings that would have been reported had all compensation based options been exercised.

See notes to interim consolidated financial statements.

TLC THE LASER CENTER INC.
CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED AUGUST 31
(Unaudited)

(U.S. dollars, in thousands)                               1999          1998
================================================================================

Operating activities
Net income                                              $   6,266     $     403
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                              4,076         3,615
 Non-controlling interest                                     530           318
 Other                                                       (205)          241
Changes in non-cash operating items
Accounts receivable                                        (2,132)        3,426
Prepaids and sundry assets                                 (1,221)         (789)
Accounts payable and accrued liabilities                    1,474          (234)
Income taxes payable (net)                                  2,481           (79)
Deferred rent and compensation                                (20)         (185)
--------------------------------------------------------------------------------
Cash provided by operating activities                      11,249         6,716
--------------------------------------------------------------------------------

Financing activities
Restricted cash                                               124           725
Long term debt                                               (195)       (1,165)
Obligations under capital lease                            (1,246)         (886)
Non-controlling interest                                      570           (44)
Capital stock issued                                          321           285
--------------------------------------------------------------------------------
Cash provided by (used in) financing activities              (426)       (1,085)
--------------------------------------------------------------------------------

Investing activities
Capital assets                                             (2,369)       (3,953)
Assets under capital lease                                   (507)         (149)
Acquisitions and investments                              (11,320)      (10,511)
Marketable securities                                     (11,657)           --
Other                                                          53            55
--------------------------------------------------------------------------------
Cash provided by (used in) investing activities           (25,800)      (14,558)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          (14,977)       (8,927)
Cash and cash equivalents, beginning of year              151,810        56,129
--------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $ 136,833     $  47,202
================================================================================

* Note: The consolidated statement of cashflow for the 3 months ended August 31, 1998 has been restated to reflect the retroactive adoption of the CICA revised guidelines for cash flow statements.

See notes to interim consolidated financial statements.

TLC THE LASER CENTER INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSIOLIDATED FINANCIAL STATEMENTS
August 31, 1999
(Unaudited)

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 1999 Annual Report on Form 10-K filed by TLC The Laser Center Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of August 31, 1999 and August 31, 1998, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The August 28, 1998 three month consolidation includes certain reclassifications to conform with classifications for the three month period ended August 31, 1999.

      The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2. On April 7, 1999, the Company entered into an agreement with a subsidiary of Kaiser Permanente, providing for a strategic alliance, with the intention to initially own and operate three refractive centers in California and to eventually develop additional centers in markets in the United States where Kaiser Permanente has a significant presence. The agreement also grants the Kaiser Permanente subsidiary the opportunity to negotiate an ownership interest in existing and future TLC refractive centers. On June 30, 1999 the Company made a capital contribution of $1,002,000 representing a 50.1% interest in TLC USA, LLC, the operating company, for activities of this strategic alliance.

      On July 8,1999 the Company acquired 50.1% of the operating assets and liabilities on Laser Eye Care of California, LLC for cash consideration, certain operating assets and liabilities of the Company's two California refractive centers and additional amounts contingent upon achieving certain levels of profits. No value will be assigned to these contingent amounts until completion of the earn out period and the outcome of the contingency is known.

3. Difference Between Canadian and United States Generally Accepted Accounting Principles

      These consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in Canada. The most significant differences between Canadian and United States GAAP, insofar as they affect the Company's consolidated financial statements, are described below.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP for the three months ended August 31, 1999:

                                                                August 31,1999
                                                                --------------

Net Income for the period -- Canadian GAAP                         $ 6,266
Deferred foreign exchange gains (losses) (1)                            16
Income tax expense adjustment under the liability method (2)          (483)
                                                                   -------
Net Income for the year -- U.S. GAAP                               $ 5,799
                                                                   -------
Income per share -- U.S. GAAP (3)                                  $  0.15
                                                                   -------

Net income based on US GAAP                                          5,799

Unrealized gains on securities available for sale                   (2,131)
                                                                   -------
Comprehensive income                                                 3,668
                                                                   =======

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

(3) SFAS No. 128, "Earnings Per Share", is effective for fiscal periods ending after December 15, 1997

As a result of the above differences, as at August 31, 1999 under U.S. GAAP, long-term assets would increase by $6,112,000 , deferred income tax liabilities would increase by $4,589,000 and total shareholders' equity would increase by $1,523,000. In addition, other comprehensive income would increase to $3,626,000.

Additional disclosures required related to the reconciliation of the consolidated financial statements from Canadian to U.S. GAAP are as follows:

Income Taxes

Deferred income taxes under U.S. GAAP consist of the following temporary differences:

                                                                 Aug. 31,1999
                                                                 ------------
Tax benefit of loss carry forwards
         Pre-acquisition                                          $ 11,396
         Post-acquisition                                            5,478
Start-up costs                                                       1,348
Other                                                                1,489
Valuation allowance                                                (19,711)
                                                                  --------
                                                                  $     --
                                                                  --------
Liabilities:
Practice management agreements                                       1,739
Capital assets                                                       2,180
Other                                                                   --
                                                                  --------
                                                                  $  3,919
                                                                  ========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended August 31, 1999 Compared to Quarter Ended August 31, 1998

                            TLC THE LASER CENTER INC.
                  SUPPLEMENTARY SEGMENTED FINANCIAL INFORMATION

Three months ended August 31, 1999
(U.S. dollars, in thousands)                  Refractive     Other       Total
================================================================================

Net revenues                                   $ 50,044    $  1,999    $ 52,043
Doctor compensation                               4,627          --       4,627
--------------------------------------------------------------------------------
Net revenue after doctor compensation            45,417       1,999      47,416
--------------------------------------------------------------------------------

Operating Expenses                               32,348       1,875      34,223
Interest and other                               (1,070)        (32)     (1,102)
Depreciation and amortization                     3,632         444       4,076
Start-up and development expenses                    --          --          --
                                               ---------------------------------
                                               $ 34,910    $  2,287    $ 37,197
                                               ---------------------------------
Income (loss) from operations                  $ 10,507    $   (288)   $ 10,219
                                               ---------------------------------

Three months ended August 31, 1998
(U.S. dollars, in thousands)                  Refractive      Other      Total
================================================================================

Net revenues                                   $ 26,384    $  2,579    $ 28,963
Doctor compensation                               2,595          --       2,595
--------------------------------------------------------------------------------
Net revenue after doctor compensation            23,789       2,579      26,368
--------------------------------------------------------------------------------

Operating Expenses                               17,265       2,442      19,707
Interest and other                                  768         (57)        711
Depreciation and amortization                     3,041         574       3,615
Start-up and development expenses                               995         995
                                               ---------------------------------
                                               $ 21,074    $  3,954    $ 25,028
                                               ---------------------------------
Income (loss) from operations                  $  2,715    $ (1,375)   $  1,340
                                               =================================

Total net revenues in the first quarter of the 2000 fiscal year increased from $29.0 million the previous year to $52.0 million, an increase of 79%. Revenues from refractive revenue made up 96% of the total net revenue compared to 91% during the first quarter of fiscal 1999. This trend emphasizes the significance of the Company's core business and the impact of the divestiture of a significant portion of its secondary care operation in the final quarter of fiscal 1999.

Net revenues from refractive centers for the first quarter of fiscal 2000 were $50.0 million, which is 89% higher than $26.4 million in the previous year's first quarter. More than 33,200 procedures were performed in the quarter as compared to 17,700 during the first quarter of fiscal 1999. The increasing revenues reflects strong growth in the number of procedures at existing sites, the development of new centers and the acquisition of centers from competitors.

Net revenues from other activities decreased to $2.0 million from $2.6 million in the first quarter of fiscal 1999. Net revenues from this business segment will continue to decline as a percentage of total revenues reflecting the divestiture of certain secondary care practices which occurred in the fourth quarter of fiscal year 1999.

Operating expenses and doctor compensation increased to $38.9 million in the first quarter of fiscal 2000 from $22.3 million in same quarter of the previous fiscal year. This increase is a result of: (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing refractive centers, and (ii) increased fixed and variable costs from the addition of new refractive centers, and (iii) higher corporate costs which are necessary to support the higher level of business activity. Operating expenses and doctor compensation as a percentage of net revenues were 74.6% of net revenues as compared to 77% of net revenues in fiscal year 1999. This decrease is attributed to the higher average number of procedures being performed at the Company's centers.

Interest expense and other expenses of ($1.1) million reflects interest revenue from a strong cash position resulting from ongoing positive cashflow from operations and the result of a successful public offering in the fourth quarter of fiscal 1999. Interest expense on long term debt and capital leases on equipment are lower from that of prior quarters and reflect better financing terms.

Depreciation and amortization expense increased from $3.6 million in the first quarter of fiscal 1999 to $4.1 million in same the quarter of this fiscal year. This increase is largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during fiscal 1999 as well as the amortization from the goodwill resulting from the Company's California investment in the first quarter of fiscal 2000. Goodwill is amortized on a straight-line basis over fifteen years.

Start up and development costs in the first quarter of fiscal 1999 were incurred by Partner Provider Health for the development of a managed care business specializing in eye care. TLC sold PPH in May of 1999. The Company does not expect to incur these costs in the future.

Income tax expense increased to $2.9 million for the first quarter of fiscal 2000 from $0.6 million in the same period in 1999. This increase is a result of the company having utilized most of its tax losses from prior periods, the Company expects to incur tax liabilities for its earnings in fiscal 2000.

The net income for the first quarter of fiscal 2000 was $6.3 million or $0.17 per share, compared to net income of $0.4 million or $0.01 cents a share for the same quarter last year. This net income is a result of the much higher procedure volume in the refractive business as well as the reduction of losses in secondary care operations and the disposal of managed health care business.

Liquidity and Capital Resources

Cash from operating activities was $11.2 million for the first three months as compared to the first three months of fiscal 1999 of $6.7 million. This is primarily a result of the Company' substantial increase in net income for the quarter.

Working capital decreased to $142.2 million from $146.9 million at May 31 1999. Cash, cash equivalents and marketable securities were $148.5 million as compared to $151.8 million at May 31 1999. The company continued to develop or acquire new refractive centers and therefore increased its investment in capital assets. In addition, the company made strategic investments of $11 million in the California market.

The Company estimates that the net proceeds of its recent public offering, together with existing cash balances, funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations and its current acquisition and expansion plans for at least the next 18 months.

The Company continues to invest in assets to develop and expand its refractive procedure capacity in anticipation of continued growth, through the development of new centers and acquisition of refractive practices. At the current time, TLC has more than 15 centers under development. In addition, the Company is actively pursuing other acquisition opportunities.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The " Year 2000 problem" is pervasive and complex. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company completed a comprehensive study of the possible affects of the Year 2000 issue on its systems and results of operations and a detailed plan of action including projected costs and contingency plans. The Company's systems constitute primarily desktop computers most of which are linked by a local area network server at individual site locations. In August of 1999, the Company completed a total company-wide upgrade of its financial, operational systems and relevant hardware as relating to its core business. This upgrade provided significant additional systems functionality and integration as well as enhanced internal communication tools to the whole organization. As a result of these upgrades the Company believes that it has prepared its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. Any upgrades still to be done, mostly replacing some older desktop computers and relevant operating software, will not be material to the financial condition or results of operations of the Company. The Company has tested and determined that its software applications for all essential functions, such as all financial applications, scheduling, center management and communications, are Year 2000 compliant. The Company is currently successfully scheduling future appointments in the 2000 calendar year. The Company's contingency plans in place for failure of "mission critical" systems will be used. Other than providing additional support resources over year end, no specific changes to the contingency plans have been made for the failure of systems as a result of year 2000. Such costs will be expensed as incurred.

The Company is continuing to monitor the Y2K compliance of its suppliers. To date, no significant concerns have been identified. However, there can be no assurance that Year 2000-related issues with the providers of good and services will not have a material adverse affect on the financial condition or the results of operations of the Company.

The Company's core business is operating refractive laser surgery centers that are equipped with a computer-controlled excimer laser as the primary essential piece of equipment. VISX Incorporated ("VISX") manufactures approximately 85% of the excimer lasers owned by the Company. Representatives from VISX have informed the Company that it has tested its lasers for Year 2000 compliance and that the lasers will function without any affect on safety or efficacy upon a change of date to the Year 2000. However, without any upgrade, some VISX lasers might print out patient reports with an incorrect date on them. VISX developed a software upgrade to correct this problem and has completed the installation of the upgrade in all of the Company's VISX lasers at no cost to the Company. The Company's refractive centers are equipped with other computer-controlled ophthalmic equipment, but none are essential to the laser vision correction procedure. The Company does not expect that the cost of any replacements or upgrades required for other ophthalmic equipment in its laser centers for the Year 2000 will be material to the financial condition or results of operations of the Company.

Laser vision correction is an elective procedure, which is not covered by Medicare, Medicaid or other governmental reimbursement programs. Some private insurance companies, however, provide partial or full coverage for the procedure, which the Company estimates accounts for approximately 8 % of its revenues for the period from June 1, 1999 to August 31st. If private insurance companies that cover the laser vision procedure have difficulty processing and paying claims because of Year 2000 issues, this could cause accounts receivable for refractive procedures performed at the Company's refractive centers to increase, or the patient volume in the refractive centers operated by the Company to decrease, which could have a material adverse effect on the financial condition or results of operations of the Company until such Year 2000 problems are corrected. Most secondary care procedures are covered by governmental reimbursement programs, such as Medicare or Medicaid, and by private insurance companies. If third party payors have difficulty processing and paying claims because of Year 2000 issues, this could cause delays in such payments and an increase in accounts receivable for procedures performed in secondary care centers in which the Company has an investment.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

See Note 2 in the Financial Statements above for discussion of the Company's California investments.

ITEM 6. EXHIBITS

Exhibit 10.1(e) Amendment to Employment Agreement with Elias Vamvakas

Exhibit 27      Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TLC THE LASER CENTER INC.


                                                By: /s/  Elias Vamvakas
                                                   -----------------------------
                                                   Elias Vamvakas
                                                   Chief Executive Officer
                                                   October 15, 1999


                                                By:  /s/ Peter Kastelic
                                                   -----------------------------
                                                         Peter Kastelic
                                                         Chief Financial Officer
                                                         October 15, 1999