Form 10-Q
period 1999-11-30
TLC LASER CENTER INC
filed 2000-01-14
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999
                         COMMISSION FILE NUMBER: 0-29302

                           TLC LASER EYE CENTERS INC.
                           --------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of November 30, 1999, there were 37,415,114 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the U.S. Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC" shall mean TLC Laser Eye Centers Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-Q to a particular fiscal year "fiscal 1999" shall mean the 12 months ended on May 31, 1999 and "fiscal 2000" shall mean to the 12 months ending on May 31, 2000. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I.     FINANCIAL INFORMATION

            Item 1. Consolidated Financial Statements
                    Consolidated Balance Sheets as of November 30, 1999 and May 31, 1999

                    Consolidated Statement of Income for the Three Months Ended November 30, 1999 and November 30, 1998 and the Six Months Ended November 30, 1999 and November 30, 1998

                    Consolidated Statement of Cashflows for the Six Months Ended November 30, 1999 and November 30, 1998

                    Notes to Interim Consolidated Financial Statements

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings

            Item 4. Submission of Matter to a Vote of Security Holders

            Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEET

                                                        November 30     May 31
(U.S. dollars, in thousands)                                1999         1999
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                              $  63,723    $ 125,598
  Marketable securities                                     64,102       26,212
  Accounts receivable                                       21,371       15,359
  Income taxes recoverable                                   1,399           --
  Prepaids and sundry assets                                 9,356        6,602
--------------------------------------------------------------------------------
  Total current assets                                     159,951      173,771
Restricted cash                                              1,617        1,730
Investments and other assets                                20,962       14,359
Intangibles                                                 56,733       47,441
Capital assets                                              43,567       38,993
Assets under capital lease                                  11,969       10,556
--------------------------------------------------------------------------------
Total assets                                             $ 294,799    $ 286,850
================================================================================

LIABILITIES
Current liabilities
  Accounts payable and accrued liabilities               $  19,158    $  19,512
  Current portion of long term debt                          2,093        2,181
  Current portion of obligations under capital lease         5,319        4,717
  Income taxes payable                                          --          477
--------------------------------------------------------------------------------
  Total current liabilities                                 26,570       26,887
Long term debt                                               3,269        4,620
Obligations under capital lease                              5,713        6,410
Deferred rent and compensation                                 870          959
--------------------------------------------------------------------------------
  Total liabilities                                         36,422       38,876
--------------------------------------------------------------------------------
Non-controlling interest                                    11,094        8,151
--------------------------------------------------------------------------------

Commitments

SHAREHOLDERS' EQUITY
Capital stock                                              270,452      269,454
Deficit                                                    (23,169)     (29,631)
--------------------------------------------------------------------------------
  Total shareholders' equity                               247,283      239,823
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $ 294,799    $ 286,850
================================================================================

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF INCOME

                                                           3 months ended November 30th       6 months ended November 30th
                                                          ------------------------------     -------------------------------
(U.S. dollars, in thousands except per share amounts)         1999              1998             1999              1998
============================================================================================================================
Net revenues
    Refractive                                            $     45,427      $     26,836     $     95,471      $     53,220
    Other                                                        2,642             3,234            4,641             5,813
----------------------------------------------------------------------------------------------------------------------------
Net revenues                                                    48,069            30,070          100,112            59,033
----------------------------------------------------------------------------------------------------------------------------

Expenses
    Doctor Compensation
      Refractive                                                 3,772             2,645            8,399             5,240
    Operating                                                   37,250            22,078           71,473            41,785
    Interest and other                                          (1,441)              129           (2,543)              840
    Depreciation and amortization                                5,196             3,545            9,272             7,160
Start-up and development expenses                                   --             1,137               --             2,132
----------------------------------------------------------------------------------------------------------------------------
                                                                44,777            29,534           86,601            57,157
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
    NON-CONTROLLING INTEREST                                     3,292               536           13,511             1,876
----------------------------------------------------------------------------------------------------------------------------
Income taxes
    Current                                                        994                --            3,918               619
----------------------------------------------------------------------------------------------------------------------------
                                                                   994                --            3,918               619
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE NON-CONTROLLING
    INTEREST                                                     2,298               536            9,593             1,257
Non-controlling interest                                        (1,122)              123           (2,151)             (195)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD                          $      1,176      $        659     $      7,442      $      1,062
============================================================================================================================

BASIC INCOME (LOSS) PER SHARE                             $       0.03      $       0.02     $        0.2      $       0.03

Weighted average number of
    Common Shares Outstanding                               37,444,713        33,840,597       37,422,167        33,769,226

Fully Diluted Income (Loss) per share                             0.03              0.02             0.19              0.03

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
SIX MONTHS ENDED NOVEMBER 30

(U.S. dollars, in thousands)                                                                       1999           1998
-------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income for the year                                                                         $   7,442      $   1,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                     9,272          7,160
  Non-controlling interest                                                                          2,151            195
  Other                                                                                               152            416
Changes in non-cash operating items                                                                    --
Accounts receivable                                                                                (6,007)          (291)
Prepaids and sundry assets                                                                         (2,754)          (866)
Accounts payable and accrued liabilities                                                             (607)          (209)
Income taxes payable (net)                                                                         (1,333)          (335)
Deferred rent and compensation                                                                        (89)            12
-------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                                                    8,227          7,144
-------------------------------------------------------------------------------------------------------------------------

Financing activities
Restricted cash                                                                                       113             64
Long term debt                                                                                     (1,040)        (1,233)
Obligations under capital lease                                                                    (2,593)        (1,740)
Non-controlling interest                                                                             (111)           (41)
Capital stock issued (purchased for cancellation)                                                    (526)          (887)
-------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                                   (4,157)        (3,837)
-------------------------------------------------------------------------------------------------------------------------

Investing activities
Capital assets                                                                                     (8,521)        (8,227)
Assets under capital lease                                                                         (1,115)           (46)
Acquisitions and investments                                                                      (18,425)       (12,897)
Marketable securities                                                                             (37,890)            --
Other                                                                                                   6            (35)
-------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                                  (65,945)       (21,205)
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                  (61,875)       (17,898)
Cash and cash equivalents , beginning of year                                                     125,598         55,198
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                          $  63,723      $  37,300
=========================================================================================================================

TLC LASER EYE CENTERS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 1999
(Unaudited)

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 1999 Annual Report on Form 10-K filed by TLC Laser Eye Centers Inc. (formerly TLC The Laser Center Inc.) (the "Company") with the Commission. The unaudited interim consolidated financial statements as of November 30, 1999 and November 30, 1998, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The November 30, 1998 three month consolidation includes certain reclassifications to conform with classifications for the three month period ended November 30, 1999.

      The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2. On April 7, 1999, the Company entered into an agreement with a subsidiary of Kaiser Permanente, providing for a strategic alliance, with the intention to initially own and operate three refractive centers in California and to eventually develop additional centers in markets in the United States where Kaiser Permanente has a significant presence. The agreement also grants the Kaiser Permanente subsidiary the opportunity to negotiate an ownership interest in existing and future TLC refractive centers. On June 30, 1999 the Company made a capital contribution of US$1,002,000 representing a 50.1% interest in TLC USA, LLC, the operating company, for activities of this strategic alliance.

      On July 8,1999 the Company acquired 50.1% of the operating assets and liabilities of Laser Eye Care of California, LLC for cash consideration, certain operating assets and liabilities of the Company's two California refractive centers and additional amounts contingent upon achieving certain levels of profits. No value will be assigned to these contingent amounts until completion of the earn out period and the outcome of the contingency is known.

3. Difference Between Canadian and United States Generally Accepted Accounting Principles

      These consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in Canada. The most significant differences between Canadian and United States GAAP, insofar as they affect the Company's consolidated financial statements, are described below.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP for the period ended November 30, 1999:

                                                              Three months ended     Six months ended
                                                               November 30, 1999    November 30, 1999
                                                              ----------------------------------------
Net Income for the period -- Canadian GAAP                               $ 1,176              $ 7,442

Deferred foreign exchange gains (losses) (1)                                 (52)                 (36)

Income tax expense adjustment under the liability method (2)                (113)                (596)
                                                              ----------------------------------------
Net Income for the year -- U.S. GAAP                                     $ 1,011              $ 6,810
                                                              ========================================
Income per share -- U.S. GAAP (3)                                        $  0.03              $  0.17
                                                              ========================================

Net income based on US GAAP                                                1,011                6,810
Unrealized gains on securities available for sale
                                                                             188               (1,943)
                                                              ----------------------------------------
Comprehensive income                                                       1,199                4,867
                                                              ========================================

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

(3) SFAS No. 128, "Earnings Per Share", is effective for fiscal periods ending after December 15, 1997

      As a result of the above differences, as at November 30, 1999 under U.S. GAAP, long-term assets would increase by $6,404,000 , deferred income tax liabilities would increase by $4,704,000 and total shareholders' equity would increase by $1,700,000. In addition, other comprehensive income would increase to $3,813,000.

      Additional disclosures required related to the reconciliation of the consolidated financial statements from Canadian to U.S. GAAP are as follows:

Income Taxes

Deferred income taxes under U.S. GAAP consist of the following temporary differences:

                                                             November 30, 1999
                                                             -----------------
Tax benefit of loss carry forwards

         Pre-acquisition                                     $          11,354

         Post-acquisition                                                4,097

Start-up costs                                                           1,175

Other                                                                    1,489

Valuation allowance                                                    (18,115)
                                                             -----------------
                                                             $              --
                                                             -----------------
Liabilities:

Practice management agreements                                           1,706

Capital assets                                                           2,226

Other                                                                       --
                                                             -----------------
                                                             $           3,932
                                                             =================

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended November 30, 1999 Compared to Quarter Ended November 30, 1998

            TLC LASER EYE CENTERS INC.
            SUPPLEMENTARY SEGMENTED FINANCIAL INFORMATION

Three months ended November 30,                                              1999
(U.S. dollars, in thousands)             Refractive          Other          Total
==================================================================================
Net revenues                              $  45,427      $   2,642      $  48,069
Doctor compensation                           3,772             --          3,772
----------------------------------------------------------------------------------
Net revenue after doctor compensation        41,655          2,642         44,297
----------------------------------------------------------------------------------

Operating Expenses                           34,822          2,428         37,250
Interest and other                           (1,420)           (21)        (1,441)
Depreciation and amortization                 4,783            413          5,196
Start-up and development expenses                --             --             --
                                         -----------------------------------------
                                          $  38,185      $   2,820      $  41,005
                                         -----------------------------------------

Income (loss) from operations             $   3,470      $    (178)     $   3,292
                                         -----------------------------------------

Six months ended November 30,                                                1999
(U.S. dollars, in thousands)             Refractive          Other          Total
==================================================================================
Net revenues                              $  95,471      $   4,641      $ 100,112
Doctor compensation                           8,399             --          8,399
----------------------------------------------------------------------------------
Net revenue after doctor compensation        87,072          4,641         91,713
----------------------------------------------------------------------------------

Operating Expenses                           67,170          4,303         71,473
Interest and other                           (2,490)           (53)        (2,543)
Depreciation and amortization                 8,415            857          9,272
Start-up and development expenses                --             --             --
                                          $  73,095      $   5,107      $  78,202
Income (loss) from operations             $  13,977      $    (466)     $  13,511

Three months ended November 30, 1998
(U.S. dollars, in thousands)             Refractive          Other          Total
==================================================================================
Net revenues                              $  26,836      $   3,234      $  30,070
Doctor compensation                           2,645             --          2,645
----------------------------------------------------------------------------------
Net revenue after doctor compensation        24,191          3,234         27,425
----------------------------------------------------------------------------------

Operating Expenses                           19,515          2,563         22,078
Interest and other                              144            (15)           129
Depreciation and amortization                 2,881            664          3,545
Start-up and development expenses                --          1,137          1,137
                                         -----------------------------------------
                                          $  22,540      $   4,349      $  26,889
                                         -----------------------------------------

Income (loss) from operations             $   1,651      $  (1,115)     $     536
                                         -----------------------------------------

Six months ended November 30, 1998
(U.S. dollars, in thousands)             Refractive          Other          Total
==================================================================================
Net revenues                              $  53,220      $   5,813      $  59,033
Doctor compensation                           5,240             --          5,240
----------------------------------------------------------------------------------
Net revenue after doctor compensation        47,980          5,813         53,793
----------------------------------------------------------------------------------

Operating Expenses                           36,780          5,005         41,785
Interest and other                              912            (72)           840
Depreciation and amortization                 5,922          1,238          7,160
Start-up and development expenses                --          2,132          2,132
                                         -----------------------------------------
                                          $  43,614      $   8,303      $  51,917
                                         -----------------------------------------
Income (loss) from operations             $   4,366      $  (2,490)     $   1,876
                                         -----------------------------------------

      Total net revenues in the second quarter of the fiscal 2000 increased 60% from $30.1 million in the second quarter of fiscal 1999 to $48.1 million in the second quarter of fiscal 2000. Total net revenues for the six month period increased 70% from $59.0 million in fiscal 1999 to $100.1 million in fiscal 2000. Net revenues from refractive centers made up 95% of the total net revenue during the second quarter of fiscal 2000 as compared to 89% during the same period last year. For the six month period net revenues from refractive centers also made up 95% of the total net revenues during fiscal 2000 as compared to 90% during the first six months of fiscal 1999. This trend continues to emphasize the significance of the Company's core business and the impact of the divestiture of a significant portion of its secondary care operations in the final quarter of fiscal 1999.

      Net revenues from refractive centers for the second quarter of fiscal 2000 were $45.4 million, which is 69% higher than the $26.8 million net revenues recorded in the previous year's second quarter. For the six month period in fiscal 2000 net revenues from refractive centers were $95.5 million which is 80% higher than the $53.2 million net revenues recorded in the first six months of fiscal 1999. More than 31,600 procedures were performed in the second quarter of fiscal 2000, an increase of 75%, as compared to 18,017 procedures performed during the same period last year. During the first 6 months of fiscal 2000, procedures increased 81% from 35,800 in the previous year to more than 64,900 this year. The increasing revenues reflect strong growth in the number of procedures at existing sites due to the increasing acceptance of the procedure in the marketplace, as well as the development of new centers and the acquisition of centers.

      Net revenues from other activities decreased from $3.2 million in the second quarter of fiscal 1999 to $2.6 million in the same period this year. Net revenues decreased from $5.8 million in the first six months of fiscal 1999 to $4.6 million for the same period this year. Net revenues from this business segment will continue to decline as a percentage of total revenues reflecting the divestiture of certain secondary care practices in the fourth quarter of fiscal 1999.

      Operating expenses and doctor compensation increased in the second quarter of fiscal 2000 from $24.7 million in fiscal 1999 to $41.0 million in fiscal 2000. For the six month period in fiscal 2000 operating expenses and doctor compensation increased 70% from $47.0 million in fiscal 1999 to $79.9 million in fiscal 2000. This increase is a result of (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing refractive centers, (ii) increased fixed and variable costs from the addition of new refractive centers, and (iii) higher corporate costs which are necessary to support the higher level of business activity. Operating expenses and doctor compensation as a percentage of net revenues were 85.3% of net revenues in the second quarter of fiscal 2000 (80% in the 6 month period) as compared to 82.2% of net revenues during the same period in fiscal 1999 (80% in the 6 month period). This increase reflects the impact of marketing programs aimed at raising consumer awareness of TLC which has not been fully offset by the higher average number of procedures being performed at TLC centers.

      Interest (revenue)/expense and other expenses reflect interest revenue from a strong cash position resulting from ongoing positive cashflow from operations and the result of a public offering in the fourth quarter of fiscal 1999. Interest expense on long term debt and capital leases on equipment have decreased from that of prior quarters and reflect improved financing terms.

      The increase in depreciation and amortization expense is largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during fiscal 1999 as well as the amortization from the goodwill resulting from investments in California in the first quarter of fiscal 2000. Goodwill is amortized on a straight-line basis over the term of the agreement to a maximum of fifteen years.

      Start-up and development costs in the six months of fiscal 1999 were incurred by Partner Provider Health for the development of a managed care business specializing in eye care. TLC sold PPH in May of 1999. The Company does not expect to incur these costs in the future.

      Income tax expense increased from $0.6 million for the first six months of fiscal 1999 to $3.9 million for the same period in 2000. This increase is a result of the Company having utilized most of its tax losses from prior periods. The Company expects to incur tax liabilities for its earnings in fiscal 2000.

      The net income for the second quarter of fiscal 2000 was $1.2 million or $0.03 per share, compared to net income of $0.7 million or $0.02 cents a share for the same quarter last year. This net income is a result of higher procedure volume in the refractive business as well as the reduction of losses in secondary care operations and the disposal of managed health care business offset in part by increased operating expenses. For the six months ended November 30, 1999 net income increased $6.3 million, or 572% from $1.1 million or $0.03 per share in fiscal 1999 to $7.4 million or $0.19 per share.

Liquidity and Capital Resources

      Cash from operating activities was $8.2 million for the first six months of fiscal 2000 as compared to $7.1 million the first six months of fiscal 1999. This is primarily a result of the Company's increase in net income for the first six months.

      Working capital decreased from $146.9 million at May 31, 1999 to $133.4 million at November 30, 1999. Cash, cash equivalents and marketable securities were $127.8 million at November 30, 1999 as compared to $151.8 million at May 31, 1999. The Company continues to develop or acquire new refractive centers which has resulted in the increase of $8.5 million its investment in capital assets. In addition, the Company made strategic investments of $11 million in the California market.

      The Company estimates that the net proceeds of its public offering in the fourth quarter in fiscal 1999, together with existing cash balances, funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations and its current acquisition and expansion plans for the next 18 months.

      The Company continues to invest in assets to develop and expand its refractive procedure capacity in anticipation of continued growth, through the development of new centers and acquisition of refractive practices. TLC has more than 15 centers under various stages of development. In addition, the Company is actively pursuing other strategic acquisition opportunities that will enhance its position as North America's leading provider of laser eye surgery services.

Year 2000 Compliance

      The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

      The Company completed a comprehensive study of the possible affects of the Year 2000 issue on its systems and results of operations and a detailed plan of action including projected costs and contingency plans. The Company's systems constitute primarily desktop computers most of which are linked by a local area network server at individual site locations. In August of 1999, the Company completed a total company-wide upgrade of their financial, operational systems and relevant hardware as relating to its core business. This upgrade provided significant additional systems functionality and integration as well as enhanced internal communication tools to the whole organization. As a result of these upgrades the Company believes that it has prepared its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. Any upgrades still to be done, mostly replacing some older desktop computers and relevant operating software, will not be material to the financial condition or results of operations of the Company. The Company has tested and determined that its software applications for all essential functions, such as all financial applications, scheduling, center management and communications, are Year 2000 compliant. The Company is currently successfully scheduling future appointments in the 2000 calendar year. The Company has contingency plans in place for failure of "mission critical" systems will be used. Other than providing additional support resources over year end, no specific changes to the contingency plans have been made for the failure of systems as a result of year 2000. Such costs will be expensed as incurred.

      The Company is continuing to monitor the Y2K compliance of its suppliers. To date, no significant concerns have been identified. However, there is still some risk that the providers of good and services could have Year 2000 issues which could have a material adverse affect on the financial condition or the results of operations of the Company.

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

      Laser vision correction is an elective procedure, which is not covered by Medicare, Medicaid or other governmental reimbursement programs. Some private insurance companies, however, provide partial or full coverage for the procedure, which the Company estimates accounts for approximately 8% of its revenues for the period from September 1, 1999 to November 30, 1999. If private insurance companies that cover the laser vision procedure have difficulty processing and paying claims because of Year 2000 issues, this could cause accounts receivable for refractive procedures performed at the Company's refractive centers to increase, or the patient volume in the refractive centers operated by the Company to decrease, which could have a material adverse effect on the financial condition or results of operations of the Company until such Year 2000 problems are corrected. To date the Company has not experienced any problems with the private insurance companies processing and paying claims as a result of Year 2000 disruptions. Most secondary care procedures are covered by governmental reimbursement programs, such as Medicare or Medicaid, and by private insurance companies. If third party payors have difficulty processing and paying claims because of Year 2000 issues, this could cause delays in such payments and an increase in accounts receivable for procedures performed in secondary care centers in which the Company has an investment. To date the Company has not experienced any problems in receipt of payment from these payors resulting from Year 2000 disruptions.

      The Company has completed all necessary changes and procedures to be in compliance with Year 2000 systems. The Company can not predict the impact that the Year 2000 issue will have on its potential patients or the economy but as to date, the Company has recognized no adverse effects on the Company as a result of the Year 2000. The Company will continue to monitor the systems over the next few months.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders was held on November 4, 1999 at the Toronto Stock Exchange Conference Center, 2 First Canadian Place, Toronto, Ontario.

      The shareholders voted on the following matters as set forth in the proxy statement:

      1. Election of Directors. The shareholders of the Company elected Mr. Riegert, Mr. Connacher, Mr. Gourwitz, Dr. Sullins, Mr. Vamvakas, Mr. Rustand and Dr. Machat to hold office as directors on the Company's board of directors until the next annual meeting or until successors are appointed.

      The voting tabulation for each nominee was as follows:

      Mr. Riegert - 21,360,020 votes in favor of election and 10,960 votes withheld.

      Mr. Connacher - 21,360,020 votes in favor of election and 10,960 votes withheld.

      Mr. Gourwitz - 21,360,020 votes in favor of election and 10,960 votes withheld.

      Dr. Sullins - 21,360,020 votes in favor of election and 10,960 votes withheld.

      Mr. Vamvakas - 21,360,020 votes in favor of election and 10,960 votes withheld.

      Mr. Rustand - 21,360,020 votes in favor of election and 10,960 votes withheld.

      Dr. Machat - 21,360,020 votes in favor of election and 10,960 votes withheld.

      2. Appointment of Auditors. The shareholders authorized the selection of Ernst & Young as the Company's auditors until the next annual meeting of shareholders and authorized the board of directors to fix the remuneration of the auditors. The voting tabulation was as follows: 21,310,648 votes in favor, 0 votes against and 56,443 votes withheld.

      3. Amendment of Articles. The Shareholders authorized the amendment of the Articles of Incorporation in order to amend the corporate name from TLC The Laser Center Inc. to TLC Laser Eye Centers Inc. The voting tabulation was as follows: 21,332,361 votes in favor, 20,939 votes against and 0 votes withheld.

      4. Amendment of By-Law. The Shareholders authorized the amendment of By-Law #3. The voting tabulation was as follows: 21,121, 889 votes in favor, 219,437 votes against and 1,069 votes withheld.

      5. Approval of Shareholder Rights Plan. The Shareholders authorized the proposed TLC Shareholder Rights Plan. The voting tabulation was as follows:
17,082,759 votes in favor, 1,921,370 votes against and 900 votes withheld.

      6. Issuing of Additional Compensatory Shares. The Shareholders authorized the issuing of up to 500,000 compensatory shares. The voting tabulation was as follows: 18,758,413 votes in favor, 2,569,492 votes against and 28,395 votes withheld.

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

                                               TLC LASER EYE CENTERS INC.


                                               By: /s/ Elias Vamvakas
                                                   -----------------------------
                                                       Elias Vamvakas
                                                       Chief Executive Officer
                                                       January 14, 2000


                                               By: /s/ Peter Kastelic
                                                   -----------------------------
                                                       Peter Kastelic
                                                       Chief Financial Officer
                                                       January 14, 2000