Form 10-Q
period 2000-01-29
TLC LASER CENTER INC
filed 2000-04-14
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2000
                         COMMISSION FILE NUMBER: 0-29302

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of February 29, 2000, there were 36,867,636 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the U.S. Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC" shall mean TLC Laser Eye Centers Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-Q to "fiscal 1999" shall mean the 12 months ended on May 31, 1999 and "fiscal 2000" shall mean to 12 months ending on May 31, 2000. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements
                  Consolidated Balance Sheets as of February 29, 2000 and May 31, 1999

                  Consolidated Statement of Income for the Three Months Ended February 29, 2000 and February 28, 1999 and the Nine Months Ended February 29, 2000 and February 28, 1999

                  Consolidated Statement of Cashflows the Nine Months Ended February 29, 2000 and February 28, 1999

                  Notes to Interim Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings

          Item 2. Change in Securities

          Item 4. Submission of Matter to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEET

                                                        February 29    May 31
(U.S. dollars, in thousands)                               2000         1999
================================================================================

ASSETS

Current assets

  Cash and cash equivalents                              $  95,790    $ 125,598

  Marketable securities                                         --       26,212

  Accounts receivable                                       16,964       15,359

  Income taxes recoverable                                   3,550           --

  Prepaids and sundry assets                                11,776        6,602
--------------------------------------------------------------------------------
  Total current assets                                     128,080      173,771

Restricted cash                                              1,628        1,730

Investments and other assets                                34,789       14,359

Intangibles                                                 64,480       47,441

Capital assets                                              47,659       38,993

Assets under capital lease                                  11,013       10,556
--------------------------------------------------------------------------------
Total assets                                             $ 287,649    $ 286,850
================================================================================

LIABILITIES

Current liabilities

  Accounts payable and accrued liabilities               $  21,487    $  19,512

  Current portion of long term debt                          2,120        2,181

  Current portion of obligations under capital lease         5,294        4,717

  Income taxes payable                                          --          477
--------------------------------------------------------------------------------
  Total current liabilities                                 28,901       26,887

Long term debt                                               2,872        4,620

Obligations under capital lease                              4,546        6,410

Deferred rent and compensation                                 859          959
--------------------------------------------------------------------------------
  Total liabilities                                         37,178       38,876
--------------------------------------------------------------------------------
Non-controlling interest                                    12,008        8,151
--------------------------------------------------------------------------------

Commitments

SHAREHOLDERS' EQUITY

Capital stock                                              267,758      269,454

Deficit                                                    (29,295)     (29,631)
--------------------------------------------------------------------------------
  Total shareholders' equity                               238,463      239,823
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $ 287,649    $ 286,850
================================================================================

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF INCOME

                                                            3 months ended February 29th         9 months ended Februry 28th
                                                            -----------------------------------------------------------------
(U.S. dollars, in thousands except per share amounts)               2000            1999                2000            1999
=============================================================================================================================
Net revenues

     Refractive                                             $     46,709    $     37,564        $    142,180    $     90,784

     Other                                                         2,639           3,741               7,280           9,554
-----------------------------------------------------------------------------------------------------------------------------
Net revenues                                                      49,348          41,305             149,460         100,338
-----------------------------------------------------------------------------------------------------------------------------
Expenses

     Doctor Compensation

     Refractive                                                    4,326           3,636              12,725           8,876

     Operating                                                    43,250          28,636             114,723          70,421

     Interest and other                                           (1,305)            788              (3,848)          1,628

     Depreciation and amortization                                 5,571           3,775              14,843          10,935

Start-up and development expenses                                     --             868                  --           3,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                  51,842          37,703             138,443          94,860
-----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
     NON-CONTROLLING INTEREST                                     (2,494)          3,602              11,017           5,478
-----------------------------------------------------------------------------------------------------------------------------
Income taxes

     Current                                                      (1,674)             --               2,244             619
-----------------------------------------------------------------------------------------------------------------------------
                                                                  (1,674)             --               2,244             619
-----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE NON-CONTROLLING
     INTEREST                                                       (820)          3,602               8,773           4,859

Non-controlling interest                                          (1,159)            (10)             (3,310)           (205)
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD                            $     (1,979)   $      3,592        $      5,463    $      4,654
=============================================================================================================================

BASIC INCOME (LOSS) PER SHARE                               $      (0.05)   $       0.11        $       0.15    $       0.14

Weighted average number of
     Common Shares Outstanding                                36,864,614      34,014,142          37,243,352      33,886,448

Fully Diluted Income (Loss) per share                       $      (0.05)   $       0.10        $       0.15    $       0.13

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF CASHFLOWS
NINE MONTHS ENDED FEBRUARY

                                                                                 February 29     February 28,
(U.S. dollars, in thousands)                                                         2000            1999
=============================================================================================================
Operating activities

Net income for the period                                                         $   5,463       $   4,654

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                                                      14,843          10,935

  Non-controlling interest                                                            3,310             205

  Other                                                                                (477)           (579)

Changes in non-cash operating items

Accounts receivable                                                                  (1,600)         (6,047)

Prepaids and sundry assets                                                           (5,174)         (1,398)

Accounts payable and accrued liabilities                                              1,295           4,542

Income taxes payable (net)                                                           (3,395)           (656)

Deferred rent and compensation                                                         (100)             39
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                                     14,165          11,695
-------------------------------------------------------------------------------------------------------------

Financing activities

Restricted cash                                                                         102             373

Long term debt                                                                       (1,523)         (1,866)

Obligations under capital lease                                                      (3,794)         (2,691)

Non-controlling interest                                                               (366)            (57)

Capital stock issued (purchased for cancellation)                                    (8,177)            406
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                    (13,758)         (3,835)
-------------------------------------------------------------------------------------------------------------

Investing activities

Capital assets                                                                      (15,769)        (10,762)

Assets under capital lease                                                             (772)            (94)

Acquisitions and investments                                                        (39,883)        (20,620)

Marketable securities                                                                26,212              --

Other                                                                                    (3)             19
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                    (30,215)        (31,457)
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                    (29,808)        (23,597)

Cash and cash equivalents, beginning of period                                      125,598          55,198
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $  95,790       $  31,601
=============================================================================================================

TLC LASER EYE CENTERS INC.  AND  SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2000
(Unaudited)

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 1999 Annual Report on Form 10-K filed by TLC Laser Eye Centers Inc. (formerly TLC The Laser Center Inc.) (the "Company") with the Commission. The unaudited interim consolidated financial statements as of February 29, 2000 and February 28, 1999, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The February 28, 1999 three month consolidation includes certain reclassifications to conform with classifications for the three month period ended February 29, 2000.

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

      On July 8,1999, the Company acquired 50.1% of the operating assets and liabilities of Laser Eye Care of California, LLC for cash consideration, certain operating assets and liabilities of the Company's two California refractive centers and additional amounts contingent upon achieving certain levels of profits. The required levels of profit were achieved which allows a value to be assigned to these contingent amounts.

      On January 11, 2000, the Company formed a 83% owned subsidiary, eyeVantage.com Inc., to pursue opportunities in e-commerce within the eye care community. EyeVantage.com Inc. entered into agreements with two companies to acquire the assets for $1,000,000 in cash and shares of the subsidiary at its initial public offering (IPO) or contingent cash amounts if the IPO is significantly delayed or cancelled.

      During the nine months ended February 29, 2000, the Company made a number of portfolio investments in the amount of $14,870,000 in various companies related to the laser vision correction industry to support the development of laser vision correction technology. Included in these investments was the purchase of common shares valued at $10,000,000 of Lasersight Incorporated. Lasersight Incorporated is a publicly traded United States manufacturer of excimer lasers, microkeratomes and microkeratome blades with an approval for its excimer laser pending from the United States Food and Drug Administration. The Company's fully-diluted ownership interest in Lasersight Incorporated is 16.1%.

      During the nine months ended February 29, 2000, the Company completed transactions to purchase certain assets of the practices of eye care professionals for cash plus amounts contingent upon certain events. No value will be assigned to these contingent amounts until completion of the earn-out period and the outcome of the contingency is known.

3. Difference Between Canadian and United States Generally Accepted Accounting Principles

      These consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in Canada. The most significant differences between Canadian and U.S. GAAP, insofar as they affect the Company's consolidated financial statements, are described below.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP for the period ended February 29, 2000:

                                                                    Three months ended            Nine months ended
                                                                     February 29, 2000            February 29, 2000
                                                                    -----------------------------------------------
Net income (loss) for the period - Canadian GAAP                               ($1,979)                     $ 5,463
Deferred foreign exchange gains (losses)(1)                                         46                           10
Income tax expense adjustment under the liability method (2)                    (1,140)                      (1,736)
                                                                    -----------------------------------------------
Net income (loss)for the year -- U.S. GAAP                                     ($3,073)                     $ 3,737
                                                                    -----------------------------------------------
Income (loss) per share -- U.S. GAAP (3)                                       ($ 0.08)                     $  0.09
                                                                    -----------------------------------------------
Net income (loss) based on US GAAP                                              (3,073)                       3,737
Unrealized gains (losses) on securities available for sale                      (1,469)                      (3,412)
                                                                    -----------------------------------------------
Comprehensive income (loss)                                                     (4,542)                         325
                                                                    ===============================================

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

(3) SFAS No. 128, "Earnings Per Share", is effective for fiscal periods ending after December 15, 1997.

      As a result of the above differences, as at February 29, 2000 under U.S. GAAP, long-term assets would increase by $2,493,000 , deferred income tax liabilities would increase by $3,510,000 and total shareholders' equity would increase by $1,017,000. In addition, other comprehensive income would increase to $2,345,000.

      Additional disclosures required related to the reconciliation of the consolidated financial statements from Canadian to U.S. GAAP are as follows:

Income Taxes

Deferred income taxes under U.S. GAAP consist of the following temporary differences:

                                                     February 29, 2000
                                                    ------------------
Tax benefit of loss carry forwards
      Pre-acquisition                                     $10,585
      Post-acquisition                                      4,840
Start-up costs                                                955
Other                                                       1,477
Valuation allowance                                       (17,857)
                                                    ------------------
                                                          $    --
                                                    ------------------
Liabilities:
Practice management agreements                              1,666
Capital assets                                              1,990
Other                                                          --
                                                    ------------------
                                                          $ 3,656
                                                    ==================

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended February 29, 2000 Compared to Quarter Ended February 28, 1999

                 SUPPLEMENTARY SEGMENTED FINANCIAL INFORMATION

Three months ended February 29, 2000

(U.S. dollars, in thousands)              Refractive        Other         Total
================================================================================

Net revenues                                $ 46,709      $ 2,639      $ 49,348

Doctor compensation                            4,326           --         4,326
--------------------------------------------------------------------------------
Net revenue after doctor compensation         42,383        2,639        45,022
--------------------------------------------------------------------------------

Operating Expenses                            40,158        3,092        43,250

Interest and other                            (1,321)          16        (1,305)

Depreciation and amortization                  5,128          443         5,571

Start-up and development expenses                 --           --            --
                                           -------------------------------------
                                            $ 43,965      $ 3,551      $ 47,516
                                           -------------------------------------
Income (loss) from operations               $ (1,582)     $  (912)     $ (2,494)
                                           =====================================

Nine months ended February 29, 2000

(U.S. dollars, in thousands)              Refractive        Other         Total
================================================================================

Net revenues                               $ 142,180     $  7,280     $ 149,460

Doctor compensation                           12,725           --        12,725
--------------------------------------------------------------------------------
Net revenue after doctor compensation        129,455        7,280       136,735
--------------------------------------------------------------------------------


Operating Expenses                           107,328        7,395       114,723

Interest and other                            (3,811)         (37)       (3,848)

Depreciation and amortization                 13,543        1,300        14,843

Start-up and development expenses                 --           --            --
                                           -------------------------------------
                                           $ 117,060     $  8,658     $ 125,718
                                           -------------------------------------
Income (loss) from operations              $  12,395     $ (1,378)    $  11,017
                                           =====================================

Three months ended February 28, 1999

(U.S. dollars, in thousands)                 Refractive       Other        Total
================================================================================

Net revenues                                    $37,564    $  3,741     $ 41,305

Doctor compensation                               3,635           1        3,636
--------------------------------------------------------------------------------
Net revenue after doctor compensation            33,929       3,740       37,669
--------------------------------------------------------------------------------

Operating Expenses                               25,525       3,111       28,636

Interest and other                                  773          15          788

Depreciation and amortization                     3,092         683        3,775

Start-up and development expenses                    --         868          868
                                               ---------------------------------
                                                $29,390    $  4,677     $ 34,067
                                               ---------------------------------
Income (loss) from operations                   $ 4,539    $   (937)    $  3,602
                                               =================================

Nine months ended February 28, 1999

(U.S. dollars, in thousands)                 Refractive       Other        Total
================================================================================

Net revenues                                    $90,784    $  9,554     $100,338

Doctor compensation                               8,875           1        8,876
--------------------------------------------------------------------------------
Net revenue after doctor compensation            81,909       9,553       91,462
--------------------------------------------------------------------------------

Operating Expenses                               62,305       8,116       70,421

Interest and other                                1,685         (57)       1,628

Depreciation and amortization                     9,014       1,921       10,935

Start-up and development expenses                    --       3,000        3,000
                                               ---------------------------------
                                                $73,004    $ 12,980     $ 85,984
                                               ---------------------------------
Income (loss) from operations                   $ 8,905    $ (3,427)    $  5,478
                                               =================================

      Total net revenues in the third quarter of fiscal 2000 increased 19%, from $41.3 million in the third quarter of fiscal 1999 to $49.3 million in the third quarter of fiscal 2000. Total net revenues for the nine month period increased 49.1% from $100.3 million in fiscal 1999 to $149.5 million in fiscal 2000. Net revenues from refractive centers made up 95% of the total net revenue during the third quarter of fiscal 2000 as compared to 91% during the same period last year. For the nine month period net revenues from refractive centers also made up 95% of the total net revenues compared to 90% during the first nine months of fiscal 1999. This trend continues to emphasize the significance of the Company's core business and the impact of the divestiture of a significant portion of its secondary care operations in the final quarter of fiscal 1999.

      Net revenues from refractive centers for the third quarter of fiscal 2000 were $46.7 million, which is 24% higher than the $37.6 million total in the previous year's third quarter. For the nine month period in fiscal 2000 net revenues from refractive centers were $142.2 million which is 57% higher than the $90.8 million total in the first nine months of fiscal 1999. More than 33,300 procedures were performed in the third quarter of fiscal 2000 an increase of 30%, as compared to 25,612 procedures performed during the same period last year. During the first nine months of fiscal 2000, procedures increased to 98,000 this year, from 61,400 in the previous year, an increase of 60%. The increasing revenues reflect strong growth in the number of procedures at existing sites due to the increasing acceptance of the procedure in the marketplace, as well as the development of new centers and the acquisition of centers. The Company maintains its vision to be a premium provider of laser vision correction services in an industry which faces significant pricing pressures. Despite the pricing pressures in the industry and strong success of the Company's Corporate Advantage Program, the Company's net revenue after doctor compensation, per procedure, for the third quarter of fiscal 2000 declined less than 5% from levels one year ago.

      Net revenues from other activities decreased from $3.7 million in the third quarter of fiscal 1999 to $2.6 million in the same period this year. Net revenues decreased from $9.5 million in the first nine months of fiscal 1999 to $7.3 million for the same period this year. Net revenues from this business segment will continue to decline as a percentage of total revenues reflecting the divestiture of certain secondary care practices in the fourth quarter of fiscal 1999.

      Operating expenses and doctor compensation increased to $47.6 million in the third quarter of fiscal 2000, a 47.4% increase from $32.3 million in fiscal 1999. For the nine month period in fiscal 2000 operating expenses and doctor compensation increased to $127.4 million, a 61% from $79.3 million in fiscal 1999. This increase is a result of: (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing refractive centers, (ii) increased fixed and variable costs from the addition of new refractive centers, and (iii) higher corporate costs which are necessary to support the higher level of business activity. Operating expenses and doctor compensation as a percentage of net revenues were 96.4% of net revenues in the third quarter of fiscal 2000 (85.3% in the nine month period) as compared to 78.1% of net revenues during the same period in fiscal 1999 (79% in the nine month period). This increase reflects the impact of marketing programs aimed at raising consumer awareness of the Company and developing corporate programs which have not been fully offset by the higher average number of procedures being performed at TLC centers, as well as increased infrastructure costs (ie. people, information systems and marketing) to maintain the continued growth of the company.

      Interest (revenue)/expense and other expenses reflect interest revenue from a strong cash position resulting from ongoing positive cashflow from operations and the result of a public offering in the fourth quarter of fiscal 1999. Interest expense on long term debt and capital leases on equipment have decreased from that of prior quarters and reflect improved financing terms.

      The increase in depreciation and amortization expense is largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during fiscal 1999 and 2000. Goodwill is amortized on a straight-line basis over the term of the agreement to a maximum of fifteen years.

      Start up and development expenses in the nine months of fiscal 1999 were incurred by Partner Provider Health for the development of a managed care business specializing in eye care. The Company sold PPH in May of 1999. The Company did not incur these expenses in fiscal 2000 and does not expect to incur these expenses in the future.

      Income tax expense increased from $0.6 million for the first nine months of fiscal 1999 to $2.2 million for the same period in 2000. This increase is a result of the Company having utilized most of its tax losses from prior periods. The Company expects to incur tax liabilities for its earnings in fiscal 2000.

      The loss for the third quarter of fiscal 2000 was $2.0 million or $0.05 per share, compared to net income of $3.6 million or $0.11 cents a share for the same quarter last year. This loss reflects the company's continued investment in staff, information systems and marketing which was not fully offset by increased procedure volumes. The reduction of losses in secondary care operations and the disposal of the managed health care business was offset by losses in the eye care e-commerce subsidiary. For the nine months ended February 29, 2000 net income increased $0.8 million, or 17% from $4.7 million or $0.14 per share in fiscal 1999 to $5.5 million or $0.15 per share.

Liquidity and Capital Resources

      Cash from operating activities was $14.2 million for the first nine months of fiscal 2000 as compared to $11.7 million for the first nine months of fiscal 1999. This is primarily a result of the Company's increase in net income for the first nine months.

      Working capital decreased from $146.9 million at May 31, 1999 to $99.2 million at February 29, 2000. Cash, cash equivalents and marketable securities were $95.8 million at February 29, 2000 as compared to $151.8 million at May 31, 1999. The Company continues to develop or acquire new refractive centers which has resulted in the increase of $16.5 million in its investment in capital assets. In addition, the Company made strategic investments of $19.1 million in the California market, repurchased outstanding shares with $10.2 million and invested $20.8 million in laser technology, e-commerce and in partnering with successful U.S. surgeons, .

      The Company estimates that the net proceeds of its public offering in the fourth quarter in fiscal 1999, together with existing cash balances, funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations and its current acquisition and expansion plans for the next 18 months.

      The Company continues to invest in assets to develop and expand its refractive procedure capacity in anticipation of continued growth, through the development of new centers and acquisition of refractive practices. TLC has more than 15 centers under various stages of development. In addition, the Company is actively pursuing other strategic acquisition opportunities that will enhance its position as North America's leading provider of laser vision correction.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Effective January 1, 2000, the Company granted warrants to purchase 100,000 of the Company's shares, at an exercise price of $13.18 per share, representing the average market price for the common shares during the twenty trading days prior to the effective date of the grant of the warrants. The warrants were granted to a company that provides health care benefits for laser vision correction in consideration of establishing a relationship with the Company. The warrants are non-transferable, have a five year term and vest over a period of three years. This transaction was exempt from registration under the Securities Act pursuant to section 4(2) as a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On November 4, 1999 the Company announced that it intended to purchase up to 1.87 million of its common shares, representing approximately 5% of the 37,453,188 common shares outstanding at that time. The purchases are to take place from time to time, depending on market conditions, through the facilities of the Nasdaq National Market and The Toronto Stock Exchange. The Company commenced purchasing shares on November 8, 1999 and will terminate its purchasing by November 4, 2000, or by such earlier date as the Company may determine. The prices which the Company will pay for any common shares will be the market price of the shares at the time of acquisition. Any common shares acquired by the Company will be cancelled.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

   a.    Exhibit 27

         Financial Data Schedules

   b.    Reports on 8-K

         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TLC LASER EYE CENTERS INC.


                                    By: /s/  Elias Vamvakas
                                         -------------------------------
                                             Elias Vamvakas
                                             Chief Executive Officer
                                             April 14, 2000



                                    By:  /s/ Peter Kastelic
                                         -------------------------------
                                             Peter Kastelic
                                             Chief Financial Officer
                                             April 14, 2000