Form 10-Q/A
period 2000-02-29
TLC LASER CENTER INC
filed 2000-04-20
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                Amendment No. 1

                                       To

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000
                         COMMISSION FILE NUMBER: 0-29302

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

                                EXPLANATORY NOTE

TLC Laser Eye Centers Inc. hereby amends the cover page of its Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2000 as originally filed on April 14, 2000. This amendment 10-Q/A is being filed to correct a typographical error on the cover page.

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

                                    TLC LASER EYE CENTERS INC.


                                    By: /s/  Elias Vamvakas
                                         -------------------------------
                                             Elias Vamvakas
                                             Chief Executive Officer
                                             April 20, 2000



                                    By:  /s/ Peter Kastelic
                                         -------------------------------
                                             Peter Kastelic
                                             Chief Financial Officer
                                             April 20, 2000