Form 10-K
period 2000-05-31
TLC LASER CENTER INC
filed 2000-08-30
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000
                         COMMISSION FILE NUMBER: 0-29302

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

            Common Shares, No Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of July 31, 2000, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately
$193,691,819.80 million.

      As of July 31, 2000, there were 37,204,432 of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Definitive Proxy Statement for the Company's 2000 annual shareholder's meeting (incorporated in Part III to the extent provided in Items 10, 11, 12, and 13).

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Risk Factors" section of Item 1 "Business" for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" or "TLC" shall mean TLC Laser Eye Centers Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-K to a particular fiscal year shall mean the 12 months ended on May 31 in that year. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission

                                     PART I

ITEM 1. BUSINESS

Overview

      TLC Laser Eye Centers Inc. ("TLC" or the "Company") is the largest provider of laser vision correction services in North America. TLC owns and manages refractive centers which, together with TLC's network of over 12,500 optometrists and ophthalmologists, provide laser vision correction of common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. TLC, which commenced operations in September 1993, currently has 62 refractive centers in 29 states and provinces throughout the United States and Canada. The Company has eight (8) centers currently in various stages of development, which it plans to open within the next 12 months.

      TLC is pursuing a strategy designed to expand its position as the leader in the North American market for laser vision correction services. The major focus of the Company's expansion strategy is the United States, where the Company continues to position itself to take advantage of the growing market for laser vision correction. TLC continues to implement its strategy by: (i) continuing to develop local doctor relationships through its co-management model; (ii) increase market penetration through internal development and strategic acquisitions of refractive centers; and (iii) developing and managing the TLC brand and growing the business through several marketing initiatives such as the Corporate Advantage program and the internet.

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

Laser Vision Correction

      Excimer laser technology was developed by International Business Machines Corporation in 1976 and has been used in the computer industry for many years to etch sophisticated computer chips. Excimer lasers have the desirable qualities of producing very precise ablation without affecting the area outside of the target zone. In 1981, it was shown that the excimer laser could ablate corneal tissue. Each pulse of the excimer laser can remove 0.25 microns of tissue in 12 billionths of a second. The first laser experiment on human eyes was performed in 1985 and the first human eye was treated with the excimer laser in the United States in 1988.

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

      In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval from the United States Food and Drug Administration (the "FDA"). The initial PMA approval for the sale of the Summit Autonomous, Inc. ("Summit/Autonomous") laser for the treatment of myopia was granted by the FDA in 1995. The FDA has granted subsequent approvals for the sale of the VISX Incorporated ("VISX") excimer laser for the treatment of myopia, astigmatism and hyperopia, for the sale of the Summit/Autonomous excimer laser for the treatment of astigmatism, and for the sale of the Nidek Incorporated ("Nidek") excimer laser for treatment of myopia. LaserSight Incorporated ("LaserSight") recently received pre-market approval for LaserSight to sell LaserSight's excimer laser in the United States. In Canada, neither the sale nor the use of excimer lasers to perform refractive surgery is currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Company expects that future sales of any new excimer laser models in Canada may require the approval of the Health Protection Branch of Health Canada ("HPB").

      The FDA has approved the Summit/Autonomous, VISX and LaserSight excimer lasers for PRK procedures and the Summit/Autonomous and VISX excimer lasers for LASIK procedures. LASIK came into commercial use in Canada in 1994 and, while to date the LaserSight excimer laser has not been approved in the United States for LASIK procedures, surgeons in the United States have performed LASIK since 1996 using their discretion as a practice of medicine matter. FDA regulations require the laser to be approved, not the procedure. The FDA has stated that it considers the decision by doctors to use the excimer laser for LASIK to be a practice of medicine decision, which the FDA is not authorized to regulate. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure not specifically approved by the FDA if that doctor determines that it is in the best interest of the patient. In addition, on August 3, 1998, the FDA approved the commercial sale and use of another excimer laser for LASIK procedures. The rights to commercially produce and distribute this laser are owned by LaserSight, which recently received pre-market approval from the FDA for its sale in the United States. Currently, the majority of laser vision correction procedures being performed in the United States and Canada are LASIK. See "Item 1 - Business -- Potential Side Effects and Long Term Results of Laser Vision Correction" and "--Government Regulation- Regulation of Health Care Industry - United States - U.S. Food and Drug Administration."

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

      PRK has been used commercially since 1988 and industry sources estimate that to date over one million PRK procedures have been performed worldwide. Clinical trials conducted by Summit/Autonomous prior to receiving FDA approval for the sale of its excimer laser showed that one year after the PRK procedure, approximately 81% of the patients could see 20/20 or better and approximately 99% could see 20/40 or better (the minimum level required to drive without corrective lenses in most states). Clinical data submitted to the FDA by Summit/Autonomous has shown that patient satisfaction is very high with over 95% indicating they would enthusiastically recommend PRK to a friend. In addition, a study published in the February, 1998 issue of Ophthalmology reported the results of 83 patients in the United Kingdom who underwent PRK for myopia of up to 7 diopters in 1989. The study found that the patients experienced stable vision and the majority of patients experienced no side effects. No complications were observed such as cataracts, retinal detachment or long term, elevated intraocular pressure and no patients developed an infection.

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

      Industry sources also estimate that 105,000 laser vision correction procedures were performed in the United States in 1996, 215,000 were performed in 1997, 480,000 were performed in 1998 and 700,000 were performed in 1999. It is forecasted by industry sources that more than 1.2 million laser vision correction procedures will be performed during 2000. If, each year, only two percent of the population requiring vision correction in the United States (estimated to be three million people) had laser vision correction performed on both eyes, then, based on Company's current prices, the U.S. market would be more than $12 billion annually. The Company believes that its profitability and growth will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada and competition. There can be no assurance that laser vision correction will be more widely accepted by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered by government insurers or other third party payors and, therefore, must be paid for by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long term follow-up data and the possibility of unknown side effects. There can be no assurance that long term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction could also adversely affect its acceptance whether or not the procedures are performed at TLC refractive centers. Market acceptance could also be affected by regulatory developments and by the ability of the Company and other participants in the laser vision correction market to train a broad population of ophthalmologists in performing the procedure. Acceptance of laser vision correction by ophthalmologists could also be affected by the cost of excimer laser systems. The failure of laser vision correction to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

TLC Laser Eye Centers Inc.

      The Company owns and manages eyecare centers throughout North America and, together with its network of over 12,500 eyecare doctors, specializes in laser vision correction services to correct common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company is the largest provider of laser vision correction services in North America.

      TLC began operations in September 1993 when it opened a refractive center in Windsor, Ontario. TLC currently has 62 refractive centers in 29 states and provinces throughout the United States and Canada. Two refractive centers were opened in fiscal 1995, two centers were opened in fiscal 1996, 22 refractive centers were opened or acquired in fiscal 1997 (one of which has been closed), 19 refractive centers were opened or acquired in fiscal 1998 and six refractive centers were opened or acquired in fiscal 1999. In fiscal 2000, TLC has opened or acquired seven refractive centers and closed two refractive centers. The Company has 8 refractive centers currently in development.

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

      TLC was incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to TLC The Laser Center Inc., and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of Common Shares. On September 1, 1998, TLC amalgamated under the laws of Ontario with certain wholly-owned subsidiaries. TLC, by Articles of Amendment filed November 5, 1999, changed the name of the Company to TLC Laser Eye Centers Inc.

Expansion Plans

Overview

      TLC is pursuing a strategy designed to expand its position as the leader in the North American market for laser vision correction. The major focus of the Company's expansion strategy is the United States, where the Company continues to position itself to take advantage of the growing market for laser vision correction. The Company has a three-part strategy: (i) continued development of local doctor relationships through its co-management model; (ii) increased market penetration through internal development and strategic acquisitions of refractive centers; and (iii) increased market penetration through innovative marketing programs.

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

      TLC believes that its relationship with its more than 12,500 affiliated optometrists and ophthalmologists represents an important competitive strength. The Company believes that its affiliated doctor network, which includes approximately 25% of the licensed practicing optometrists in the United States, is the largest such network in the laser vision correction field.

      TLC believes that a primary care doctor's relationship with TLC and the doctor's acceptance of laser vision correction helps build the doctors' practices. The affiliated eye doctors (usually optometrists) charge fees to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum of six follow-up visits. In most cases, the primary care doctor's potential revenue loss from sales of contact lenses and eyeglasses is more than offset by professional fees both from laser vision correction pre- and post-operative care and examinations required under the Company's "Lifetime Commitment" program.

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

      TLC's senior executive team regularly examines acquisition and development opportunities in the refractive market. The Company is in discussions with several leading practitioners and has identified many opportunities in the United States to form strategic relationships with additional practitioners. In opening a new center or acquiring an existing center or business that operates refractive centers, TLC generally requires three criteria to be met. First, the potential TLC center must be supported by a core group of local doctors, traditionally more than 50 doctors. Second, there must be one or two highly skilled surgeons who are trained in laser vision correction, are supported by the local network doctors and subscribe to the co-management model. Finally, the center must be expected to provide TLC with a satisfactory return on investment. Wherever possible, TLC will seek to establish its position as the leader in laser vision correction in an area or region and then seek to expand in areas contiguous to its existing centers. See "Item 1 - Business - Risk Factors -- Risk of Inability to Execute Acquisition Strategy; Management of Growth."

Marketing Programs

      The third component of TLC's strategy is to increase the volume of procedures performed at its centers and increase its market penetration through innovative marketing programs. TLC believes that as market acceptance for laser vision correction continues to increase, competition among providers will grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely the advice of a doctor. TLC believes that the selection decision for laser vision correction will more often be determined by brand recognition in the future. TLC believes it is developing a strong reputation and brand recognition. The Company has been dedicating greater resources towards enhancing its marketing programs directed both at network doctors and the public, to increase TLC's brand recognition.

      TLC believes it will enhance its brand recognition through the endorsement of TLC by such well-known personalities as Tiger Woods and Se Ri Pak.

      TLC has also developed innovative marketing programs directed primarily at large employers and third party providers to provide laser vision correction to their covered lives. Participating employers may partially subsidize the cost of an employee's laser vision correction at a TLC refractive center and the procedure may be provided at a discounted price. TLC has more than 1,600 participating employers which include such corporations as Office Depot, Inc., Ernst & Young LLP and Duracell Batteries (Canada) and more than 70 million in third party covered lives. See "Item 1 - Business -Risk Factors -- Risk of Inability to Execute Acquisition Strategy; Management of Growth."

Description of Refractive Centers

      A typical TLC refractive center has between three and five thousand square feet of space and is located in an office building. Although the legal and payment structures can vary from state to state depending upon local law and market conditions, TLC generally receives revenues in the form of management and facility fees paid by doctors who use the center to perform laser vision correction procedures and administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Every TLC center has a director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated optometrists and ophthalmologists. Each center also has a business manager, a receptionist, ophthalmic technicians and patient consultants (who answer patients' questions). The number of staff depends on the activity level of the center. Most TLC centers also have a professional relations coordinator who works with the clinical director to support the doctor network and market TLC's services. One senior staff person is designated as the executive director of the center and prepares the annual strategic plan and supervises the day-to-day operations of the center. See Item 2 for a list of TLC refractive centers.

      TLC has developed sophisticated management and administrative software and systems that are designed to permit refractive centers to provide high levels of patient care. The software permits any TLC center to provide a potential candidate with current information on affiliated doctors throughout North America, to direct a candidate to the closest refractive center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and outcome reporting and analysis. The software has been installed in all of the Company's refractive centers as of the end of fiscal 2000. TLC has also introduced a new on-line consumer consultation site on TLC's website. This consumer consultation site allows consumers to book their consultation with TLC online.

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

      The Company currently owns and manages 55 refractive centers in the United States and seven refractive centers in Canada. Each refractive center has a minimum of one excimer laser with many of the centers having two or more lasers. In the United States, the majority of the Company's excimer lasers are manufactured by VISX Incorporated ("VISX") with a growing number manufactured by Summit/Autonomous and LaserSight. In Canada, the majority of the Company's excimer lasers are manufactured by Chiron Vision Corporation (owned by Bausch & Lomb Inc.) ("Chiron").

Pricing

      At TLC refractive centers, Canadian residents are typically charged approximately C$1,000 to C$3,300 per eye for LASIK and United States residents are typically charged approximately $1,550 to $2,200 per eye for LASIK. In addition, patients will also be charged an average of $400 for pre- and post-operative care by their primary care eye doctor. For procedures performed in Canada, the Company is not required to pay any license fees for the use of the excimer lasers, and therefore, the cost of performing the procedure is lower. See "Item 1 - Business - Risk Factors - Procedure Fees". Although competitors in certain markets charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and brand recognition and that its competitiveness is enhanced by a strong network of affiliated doctors. See "Item 1 - Business - Risk Factors - Competition."

      The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. These procedures are not covered by most HMOs or third party payors under managed care contracts or by other insurers.

Procedure Fees

      In the United States, TLC is typically required to pay a per procedure royalty fee to the manufacturer of the excimer laser which is used for the procedure. The majority of the excimer lasers used by TLC in the United States are manufactured by VISX. The royalty fee for laser vision correction on VISX's excimer laser and on Summit/Autonomous' excimer laser is currently $110 per eye. There can be no assurance that payments made by the Company to a manufacturer of an excimer laser in the United States will preclude a patent dispute with another manufacturer of an excimer laser or a patentholder with respect to technology or activities purported to be covered by the relevant patents or the Company's equipment or method will not infringe patents held by other parties. See "Item 1 - Business - Risk Factors - Intellectual Property/Proprietary Technology."

Description of Secondary Care Centers

      The Company has a controlling investment in two (2) secondary care entities in the United States. See "Item 2 - Properties" for a list of TLC secondary care centers. A secondary care center is equipped for doctors to provide advanced levels of eye care, which may include eye surgery, for the treatment of disorders such as glaucoma, cataracts and retinal disorders. Generally, a secondary care center does not provide primary eye care, such as eye examinations, or dispense eyewear or contact lenses. Sources of revenue for secondary care centers are direct payments by patients as well as reimbursement or payment by third party payors, including Medicare and Medicaid.

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

      TLC believes that as market acceptance for laser vision correction continues to increase, competition among service providers will grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely the advice of a doctor. TLC believes that the selection decision for laser vision correction will more often be determined by brand recognition in the future, and TLC believes it is developing a strong reputation and brand recognition. The Company has historically provided a limited amount of marketing directly to members of the public through radio and print advertisements, videos, brochures and seminars. In fiscal 2000, TLC dedicated greater resources towards enhancing its marketing programs directed at network doctors and the public, to increase TLC's brand recognition. TLC has also developed innovative marketing programs such as the Corporate Advantage program to expand TLC's position as the leader in the North American market for laser vision correction services.

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

      Most surgeons performing laser vision correction procedures at TLC refractive centers do so under one of three types of standard agreements (which have been modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other refractive center within a specified area. See "Item 1 - Business -Competition." However, although surgeons performing laser vision correction at the Company's refractive centers have agreed to certain restrictions on competing with, or soliciting doctors associated with, the Company, there can be no assurance that such agreements will be enforceable. See "Item 3 - Legal Proceedings."

      Surgeons must meet the credentialing requirements of the FDA and the TLC refractive center in which they perform procedures and must complete training provided by the Company unless the Company is otherwise satisfied that the surgeon has been properly trained. Surgeons are responsible for maintaining appropriate malpractice insurance and most agree to indemnify the Company and its affiliates for any losses incurred as a result of the surgeon's negligence or malpractice. See "Item 1 - Business - Risk Factors - Potential Liability and Insurance."

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

Website

      TLC has linked its refractive centers, network doctors and potential patients through its Web site www.tlcvision.com which provides a directory of TLC eye care providers, contains questions and answers about laser vision correction and provides co-management information for local optometrists and ophthalmologists. This website is designed to support TLC's network of affiliated doctors. TLC intends also to link its refractive centers and network doctors with third party suppliers through eyeVantage.com, Inc., its e-commerce subsidiary. See "Item 1 - Strategic Ancillary Businesses and Support Programs - Other Businesses."

Other Businesses

      eyeVantage.com, a subsidiary of TLC, is a provider of e-business services for eye care professionals. eyeVantage.com intends to leverage its strategic industry relationships and management expertise to provide the eye care industry a comprehensive, information-rich, online marketplace to purchase eye care products, office supplies and services from industry vendors.

      Pure Laser Hair Removal & Treatment Clinics Inc. ("Pure"), a subsidiary of TLC, offers a variety of aesthetic services and treatments including hair removal and skin care. Pure has one center in Ontario, three centers in Illinois and three centers in Michigan.

      Aspen Healthcare Inc. ("Aspen"), a subsidiary of TLC, is a health care consulting, development and management firm specializing in ambulatory surgery center joint-venture development, management and ownership. Aspen offers experienced management services to both surgery centers and hospitals. Aspen also consults, plans, designs, develops, implements and operates surgery centers nationwide.

      Vision Source is a wholly owned subsidiary that provides marketing, management and buying power to independently owned and operated optemetric franchises in the United States. This business supports the development of independent practices and complements the Company's co-management model.

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

      Emerging Technologies

      The Company considers itself a clinical leader in vision correction procedures. The Company's medical directors evaluate new vision correction technologies and procedures to ensure that TLC refractive centers provide the highest level of care. TLC's refractive centers in Windsor and Toronto, Ontario are state of the art facilities that are used to examine and evaluate new technologies for TLC refractive centers.

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

      Training

      The Company conducts a comprehensive training program under the supervision of Dr. Jeffery Machat or Dr. Stephen Slade. Dr. Machat and Dr. Slade are the Co-National Medical Directors of TLC, and both are prominent ophthalmologists and experts in the field of laser vision correction. Both have been working with excimer lasers since 1990 and have lectured and trained surgeons in North America, South America, Europe, South Africa, Australia and Asia. The Company believes that Dr. Slade was the first surgeon to perform LASIK in the United States and Dr. Machat was the first surgeon to perform LASIK in Canada. In addition, Dr. Machat and Dr. Slade are qualified by Chiron to certify surgeons to perform LASIK procedures using Chiron excimer lasers.

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

Equipment and Capital Financing

      Until recently, the only manufacturers with FDA approvals for their excimer lasers were Summit/Autonomous and VISX. Accordingly, in the United States, most of TLC's refractive centers are equipped with VISX excimer lasers. In Canada, excimer lasers manufactured by Chiron, LaserSight and Summit/Autonomous are now being used. Recently, other manufacturers of excimer lasers have applied for or received FDA approval for sale of their excimer lasers.

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

      A new excimer laser costs approximately $250,000. However, the industry trend in the sale of excimer lasers is moving away from a flat purchase price to the alternative of charging the purchaser a per procedure fee. Excimer lasers require periodic servicing, generally after 300 procedures. As manufacturers' warranties expire, the Company typically enters into service contracts with manufacturers.

      As available technology improves and additional procedures are approved by the FDA, the Company expects to upgrade the capabilities of its lasers. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Competition

Consumer Market for Vision Correction

      Within the consumer market, excimer laser procedures performed at the Company's centers compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and technologies currently under development such as corneal implants and intraocular implants, surgery with different types of lasers. Although the Company believes that eyeglass and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this variety of competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.

Market for Laser Vision Correction

      Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market will grow. The market for laser vision correction is divided into three major segments: corporate owned centers; surgeon owned centers; and institution owned centers. In the United States, for the fourth quarter of calendar 1999, the corporate owned segment which refers to companies, such as TLC, that own or operate refractive centers, accounted for the largest percentage of total procedure value with a 48% market share according to an industry source. The surgeon owned centers, which refer to ophthalmologists who have a laser and perform laser vision correction procedures, accounted for 41.6% of total procedures performed. The remaining 10.4% of laser vision correction procedures were performed at institution owned centers, such as hospitals or universities.

      Although some competitors charge less for laser vision correction than TLC and its affiliated doctors, the Company believes that the important factors affecting competition in the laser vision correction market are quality of service, reputation, brand recognition along with price and that competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, may also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.

      TLC competes in fragmented geographic markets. The Company's principal corporate competitors include Laser Vision Centers, Inc., LCA-Vision Inc., Clear Vision Laser Centers, Ltd., Aris Vision Institute, LASIK Vision Corporation and ICON Laser Eye Centers, Inc. In each geographical market, TLC's primary competitors will often be local ophthalmologists or institutions.

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

      In the United States, Summit/Autonomous, VISX, Nidek and LaserSight have obtained a PMA for their respective excimer lasers to treat varying degrees of myopia. In addition, Summit/Autonomous and VISX have obtained a PMA for their respective excimer lasers to treat varying degrees of astigmatism, and VISX has also obtained a PMA for its excimer laser to treat hyperopia. Currently, Chiron is in clinical trials or has filed an application seeking FDA approval of their excimer lasers.

      The VISX excimer laser is currently approved to treat nearsightedness of up to -12 diopters with astigmatism of up to -4 diopters and farsightedness of up to +6 diopters. To date, this is the widest range of indications for any FDA-approved excimer laser. The excimer lasers manufactured by Summit/Autonomous, LaserSight and Nidek have received FDA approval for more limited ranges of indications.

      To date, the FDA has approved the Summit/Autonomous and VISX excimer lasers for PRK and LASIK procedures. By comparison, the LaserSight and Nidek excimer lasers have applied only to the PRK procedure, and not for the LASIK procedure. The FDA, however, is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLC refractive centers, widely perform the LASIK procedure in an exercise of professional judgment in connection with the practice of medicine. In August 1998, the FDA granted Photomed Inc. ("Photomed") approval with respect to a single excimer laser for the treatment of myopia and astigmatism using the LASIK procedure. Photomed has assigned the rights to manufacture and commercially distribute its excimer laser system to LaserSight, and LaserSight completed the process of obtaining FDA approval for the manufacture and commercial distribution of this laser system for the treatment of myopia and astigmatism using the LASIK procedure.

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

      Any excimer laser manufacturer which obtains PMA approval for use of its excimer lasers will continue to be subject to regulation by the FDA. Although the FDA does not specifically regulate surgeons' use of excimer lasers, the FDA actively enforces regulations prohibiting marketing of products for non-indicated uses and conducts periodic inspections of manufacturers to determine compliance with good manufacturing practice regulations.

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

      The Company has reviewed these laws and regulations with its health care counsel and, although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, the Company expects that doctors affiliated with TLC centers will comply with such laws in all material respects, although it cannot ensure such compliance by doctors.

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

Intellectual Property

      The name "TLC The Laser Center" is a registered United States service mark of the Company and a registered trade-mark in Canada. The Company also has applied for registration of its logo and slogan "See the Best", "TLC Laser Eye Centers" and "Experience You Can Trust." In addition, the Company owns a patent in the United States on the treatment of a potential side effect of laser vision correction generally known as "central islands." The patent expires in May 2014. The Company's service marks, patent and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. There can be no assurance that one or all of the registrations of the service marks will not be challenged, invalidated or circumvented in the future.

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

Employees

      As of July 31, 2000, the Company had more than 1,034 employees, as compared to more than 745 employees a year ago. The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its refractive centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors - Dependence on Key Personnel."

Risk Factors

Limited Operating History and Losses from Operations; Uncertainty of Future Profitability

      The Company had net losses of $10.3 million, $4.6 million and $5.9 million for fiscal 1998, 1999 and 2000, respectively. As of May 31, 2000, the Company had an accumulated deficit of $42.4 million. The Company's ability to achieve or maintain profitability will depend in part on its ability to increase demand for its services and control costs, its ability to execute its expansion strategy and effectively integrate acquired businesses and assets, economic conditions in the Company's markets, competitive factors and regulatory developments. Accordingly, the extent of future profits, if any, and the time required to achieve sustained profitability is uncertain. Moreover, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainty of Market Acceptance

      The Company believes that its profitability and growth will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. There can be no assurance that laser vision correction will be more widely accepted by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered by government insurers or other third party payors and, therefore, must be paid for by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long term follow-up data and the possibility of unknown side effects. There can be no assurance that long term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction could also adversely affect its acceptance whether or not the publicized procedures are performed at TLC refractive centers. Market acceptance could also be affected by regulatory developments and by the ability of the Company and other participants in the laser vision correction market to train a broad population of ophthalmologists in performing the procedure. Acceptance of laser vision correction by ophthalmologists could also be affected by the cost of excimer laser systems. The failure of laser vision correction to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - The Refractive Market".

Dependence on Affiliated Doctors

      Many states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometric services on the Company's behalf. Because the Company does not practice medicine or optometry, its activities are limited to owning and managing centers and affiliating with other health care providers. Affiliated doctors provide a significant source of patients for the Company. Accordingly, the success of the Company's operations depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions, ophthalmologists and optometrists, to render surgical and other professional services at facilities owned or managed by the Company. There can be no assurance that the Company will be able to enter into agreements with optometrists and ophthalmologists or other health care providers on satisfactory terms or that such agreements will be profitable to the Company. Failure to enter into or maintain such agreements with a sufficient number of qualified optometrists and ophthalmologists will have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Surgeon Contracts".

Competition

      Laser vision correction is subject to intense competition. The Company competes with other entities, including hospitals, individual ophthalmologists, other laser centers and certain manufacturers of excimer laser equipment, in offering laser vision correction. The Company's refractive centers compete on the basis of quality of service, reputation, brand recognition and price. There can be no assurance that competitors with substantially greater financial, technical, managerial, marketing and other resources and experience than the Company will not compete more effectively than the Company. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. Competitors have, from time to time, in some markets, offered laser vision correction at prices considerably lower than TLC's prices. At TLC centers, Canadian residents are typically charged C$1,000 to C$3,300 per eye for LASIK procedures and United States residents are typically charged from $1,550 to $2,200 per eye for LASIK procedures, in addition to a charge of approximately $400 by the patient's primary care eye doctor for pre- and post-operative care, while competitors in some markets have from time to time advertised LASIK procedures for as low as C$500 per eye. Market conditions may compel the Company to lower its prices to remain competitive in some markets. There can be no assurance that any reduction in prices charged will be compensated for by an increase in procedure volume or decreases in the Company's costs. A decrease in either the fees for procedures performed at TLC's refractive centers or in the number of procedures performed at TLC's centers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      In addition, although surgeons performing laser vision correction at the Company's refractive centers and certain other employees have agreed to certain restrictions on competing with, or soliciting doctors associated with, the Company, there can be no assurance that such agreements will be enforceable. See "Item 3- Legal Proceedings."

Quarterly Fluctuations in Operating Results

      Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend on numerous factors, including: (i) market acceptance of the Company's services; (ii) seasonal factors (historically, the Company's second quarter results have reflected fewer procedures due to the deferred scheduling of elective procedures during the summer); (iii) the purchase or upgrade of lasers and other equipment; (iv) economic conditions in the geographic areas in which the Company operates; (v) the timing of new enhancements by the Company, its suppliers and its competitors; (vi) the opening, closing or expansion of centers; (vii) regulatory matters; (viii) litigation; (ix) acquisitions; (x) competition; (xi) fluctuations in currency exchange rates (a portion of the Company's operations are conducted in Canadian dollars) and (xii) other extraordinary events. There can be no assurance that the growth in revenues achieved by the Company in prior quarters will continue or that revenues or net income in any particular quarter will not be lower, or losses greater, than those of the preceding quarters, including comparable quarters of prior fiscal years. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. In light of the foregoing, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indications of likely future performance or annual operating results. Reductions in revenues or net income between quarters or the failure of the Company to achieve expected quarterly earnings per share could have a material adverse effect on the market price of the Common Shares.

Potential Side Effects and Long-Term Results of Laser Vision Correction

      Concerns with respect to the safety and efficacy of laser vision correction include predictability and stability of results and potential complications or side effects, including but not limited to the following: post-operative pain; corneal haze during healing (an increase in light-scattering properties of the cornea); glare/halos (disturbed night vision); decrease in contrast sensitivity (reduced visual quality of sharpness); temporary increases in intraocular pressure in reaction to post-procedure medication; modest fluctuations in astigmatism and modest decreases in best corrected vision (i.e., with eyeglasses); loss of fixation during the procedure; unintended over- or under-correction; instability, reversion or regression of effect; corneal scars (blemishing marks left on the cornea); corneal ulcers (inflammatory lesions resulting in loss of corneal tissue); and corneal healing disorders (compromised or weakened immune system or connective tissue disease which causes poor healing). Laser vision correction may involve the removal of "Bowman's layer," an intermediate layer between the epithelium (outer corneal layer) and the stroma (middle corneal layer). Although several studies conducted to date have demonstrated no significant adverse reactions to excimer laser removal of Bowman's layer, it is unclear what effect this may have on the patient. Although recently released results of a study showed that the majority of patients experienced no serious side effects six years after laser vision correction using the PRK procedure, there can be no assurance that complications will not be identified in further long-term follow-up studies. Any such complications or side effects may call into question the safety and effectiveness of laser vision correction, which in turn may negatively affect the approval by the FDA of the excimer laser for sale for laser vision correction and the market acceptance of such procedures and lead to product liability, malpractice or other claims against the Company. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Liability and Insurance

      The provision of medical services entails an inherent risk of potential malpractice and other similar claims. Although patients at the Company's centers execute informed consent statements prior to any procedure performed by doctors at the Company's centers, there can be no assurance that such consents will provide adequate liability protection. In addition, although the Company does not engage in the practice of medicine or have responsibility for compliance with certain regulatory and other requirements directly applicable to doctors and doctor groups, there can be no assurance that claims, suits or complaints relating to services provided at the Company's centers will not be asserted against the Company in the future. The Company currently maintains malpractice insurance coverage that it believes is adequate both as to risks and amounts, in the amount of C$50,000,000 for each occurrence and in the aggregate annually for all refractive centers in Canada and the United States. Such insurance extends to professional liability claims that may be asserted against employees of the Company that work on site at the centers. In addition, the doctors who provide medical services at the Company's centers are required to maintain comprehensive professional liability insurance, although there can be no assurance that any such insurance will be adequate to satisfy claims or that insurance maintained by the doctors will protect the Company.

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

Management of Growth

      The Company's success will depend on its ability to expand and manage its operations and facilities. The Company's focus of expansion remains the United States. The Company's growth and expansion has resulted in and may continue to result in new and increased responsibilities for management and additional demands on management, operating and financial systems and resources. In particular, the Company will need to successfully hire, train and retain management for each of its refractive centers. There can be no assurance that the Company will be able to hire, train or retain qualified managers. The Company's ability to continue to expand in the United States is dependent upon factors such as its ability to: (i) implement new, expanded or upgraded operations and financial systems, procedures and controls; (ii) hire and train new staff and managerial personnel; (iii) expand the Company's infrastructure;
(iv) adapt or amend the Company's structure to comply with present or future legal requirements affecting the Company's arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which doctors have a financial interest; and (v) obtain regulatory approvals and Certificates of Need, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors. Any failure or inability to successfully implement these and other factors may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully integrate and manage the refractive centers it opens or acquires or achieve the economies of scale and/or the patient base required to achieve profitability in the refractive centers. If the Company's management is unable to successfully implement its growth strategy or manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

Inability to Execute Growth Strategy

      The Company's growth strategy is dependent on increasing the number of procedures at existing refractive centers and increasing the number of TLC refractive centers through strategic acquisitions. The addition of new centers can be expected to present challenges to management, including the integration of new operations, technologies and personnel, and special risks, including unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on operating results resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and increased costs resulting from difficulties related to the integration of the acquired businesses. The future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, if at all, or successfully integrate acquired businesses into its operations. The Company's past and possible future acquisitions may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected.

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

Future Capital Requirements; Uncertainty of Additional Funding

      It is not possible to predict with certainty the timing or the amount of future capital requirements. However, the Company may require significant additional funding to expand in the future. Such additional funding may be raised through additional public or private equity or debt financings or other sources and may, if obtained by way of subsequent equity financing, result in dilution to the holders of the Common Shares. The Company believes that its existing cash balances and funds expected to be generated from operations and available credit facilities should be sufficient to fund its anticipated level of operations and its current expansion and acquisition plans for the next 18 months. There can be no assurance that the Company's operations, expansion plans or capital requirements will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can achieve and maintain profitable operations. The Company's capital needs depend on many factors, including the rate and cost of acquisitions of businesses, equipment and other assets, the rate of opening new centers or expanding existing centers, market acceptance of laser vision correction and actions by competitors. Further, additional funding may not be available on terms satisfactory to the Company, if at all. If adequate funds are not available, the Company may be required to cut back or abandon its expansion plans and curtail operations significantly, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Anti-Kickback Statutes. In the United States, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any remuneration, whether direct or indirect, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable in whole or in part under Medicare, Medicaid or other federal health care programs. Certain federal courts have interpreted the anti-kickback statute broadly and, in some cases, have interpreted the law to prohibit payments intended to induce the referral of Medicare or Medicaid business, irrespective of any other legitimate motives. Sanctions for violations of the anti-kickback statute include criminal penalties, such as imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation, and exclusion from the Medicare or Medicaid programs and other federal programs. The federal Office of the Inspector General, the agency responsible for the interpretation and enforcement of the anti-kickback statute, has stated that if ophthalmologists and optometrists engage in agreements to refer, they may be violating the anti-kickback statute. The Inspector General also has taken the position that the anti-kickback statute is implicated, even if non-Medicare or Medicaid covered services are involved, if the arrangement has an impact on the referral pattern for services covered by Medicare or Medicaid. Moreover, some states have enacted statutes similar to the federal anti-kickback statute which are applicable to referrals of patients regardless of payor source. Although the Company has endeavored to structure its contractual relationships in compliance with these laws, federal and/or state authorities could determine that prohibitions contained in anti-kickback or similar statutes apply to the Company's co-management strategy and to the Company's contractual relationship with ophthalmologists in connection with the Company's secondary care center holdings, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

State Licensing Limitations. State medical boards and state boards of optometry generally set the limits of the activities in which the professional may engage. In some instances, issues have been raised as to whether participation in a co-management program violates a physician's responsibility to provide adequate care to the patient, constitutes an abandonment of the patient, or constitutes conspiring to promote the unlicensed practice of medicine by an optometrist. The conclusions of these regulatory bodies often are not consistent. The issue is further complicated by the dual jurisdiction exercised by boards of medicine and boards of optometry. While a board of medicine generally has no jurisdiction over optometrists, it could hold an ophthalmologist culpable for conspiracy to promote the unlicensed practice of medicine by an optometrist. Yet, in the same state, the board of optometry may hold that the post-operative services rendered by the optometrist are within the scope of the practice of optometry. Participation in the Company's co-management program may place ophthalmologists and optometrists at risk of violating state licensing laws. Such a finding could require the Company to revise the structure of its legal arrangements and may result in affiliated doctors terminating their relationships with the

Company, either of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

United States Food and Drug Administration

      In the United States, Summit/Autonomous, VISX, LaserSight and Nidek have obtained FDA approval to market their respective excimer lasers for laser vision correction. LaserSight recently received a PMA for its excimer laser. To date, the FDA approvals granted for these excimer lasers have applied only to the PRK procedure, and not for the LASIK procedure. The FDA, however, is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLC refractive centers, widely perform the LASIK procedure in an exercise of professional judgment in connection with the practice of medicine.

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

      Most of the Company's refractive centers in the United States use VISX and Summit/Autonomous excimer lasers. The failure of VISX, Summit/Autonomous or other excimer laser manufacturers to comply with applicable federal, state or foreign regulatory requirements, or any adverse action against or involving such manufacturers, could limit the supply of lasers, substantially increase the cost of excimer lasers, limit the number of patients that can be treated at the Company's centers and limit the ability of the Company to use the lasers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Governmental Regulation."

Technological Change

      Modern medical technology is characterized by extensive research and rapid technological change. Newer or enhanced technologies may be developed with better performance or lower cost than the excimer laser equipment currently used by the Company. Medical companies, academic and research institutions and others have developed and could develop new therapies, including new or enhanced medical devices or surgical procedures for the conditions targeted by the Company. The FDA approved for marketing intraocular lenses (i.e., implantable contact lenses). Other vision correction alternatives, such as corneal rings, are being developed. New and potential therapies could be more medically effective and less expensive than the procedures performed at the Company's refractive centers and could potentially render laser vision correction obsolete, uneconomical or otherwise undesirable. In addition, competitors may develop procedures that involve lower per procedure costs. There can be no assurance that the Company will have the capital resources available to it to upgrade its excimer laser equipment, acquire any such new or enhanced medical devices or adopt such new or enhanced procedures at the time that any advanced or more efficient technology or procedure is developed or introduced. The inability of the Company to do so successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

      The Company's centers and the corporate office are located in leased premises. The leases are negotiated on market terms and typically have a term of five to ten years. See Note 12 to "Item 8 - Consolidated Financial Statements of the Company." The following chart contains the location and acquisition or opening date of each TLC refractive center, including BeaconEye Inc. centers.

                                                  Refractive Centers
                       United States                                                            Canada
                       -------------                                                            ------
Location               Opened              Location                 Opened           Location             Opened
California                                 New York                                  British Columbia
Brea(2)                September 1996      Garden City            May 1996           Vancouver            August 1996
Fresno                 July 1999           New York               January 1996       New Brunswick
Irvine(2)              June 1997           White Plains           April 1996         Moncton              September 1997
Newport Beach(2)       July 1999           Albany                 April 2000         Ontario
Ontario(2)             July 1999           North Carolina                            London               November 1994
Palm Desert            March 2000          Charlotte              June 1997          Toronto              December 1994
Sacramento             December 1999       Raleigh                August 1997        Toronto              May 1995
San Diego              January 1998        Winston-Salem          March 1997         Waterloo             May 1999
Silicon Valley         June 2000           Ohio                                      Windsor              September 1993
Torrance               May 2000            Cleveland              November 1997      Richmond Hill(4)     September 1997
Colorado                                   Columbus               October 1998
Denver                 August 1996         Oklahoma
Denver (3)             April 1996          Oklahoma City          October 1996
Connecticut                                Tulsa                  October 1995
Fairfield              September 1999      Pennsylvania
Florida                                    Plymouth Meeting       April 1996
Boca Raton             January 1996        Pittsburgh             June 1998
Fort Lauderdale        January 1997        South Carolina
Tampa                  January 1997        Greenville             June 1996
Georgia                                    Charleston             October 2000
Atlanta                August 1996         Tennessee
Illinois                                   Johnson City           April 1997
Westchester            March 1997          Texas
Indiana                                    Austin                 June 1996
Indianapolis           March 1996          Arlington              June 1996
Maryland                                   Houston                August 1996
Annapolis              July 1999           San Antonio            June 1996
Baltimore              June 1999           Virginia
Rockville              January 1996        Fairfax                April 1996
Massachusetts                              Washington
Waltham                September 1997      Lynnwood               July 1996
Michigan                                   Wisconsin
Detroit                November 1997       Green Bay              April 1999
Kalamazoo              April 1999          Madison                October 1996
Lansing(1)             May 1998            Milwaukee              April 1999
Minnesota
Minnetonka             June 2000
Missouri
St. Louis              August 2000
Montana
Billings               March 1997
Nevada
Las Vegas              January  2000
New Jersey
Elmwood Park           March 1996
Mount Laurel           June 1997

(1)   Also contains a secondary care center.
(2) TLC California center. On July 2, 1999, the Company acquired 50.1% of the operating assets and liabilities of California LLC for cash consideration, certain contributed certain operating assets and liabilities of its California refractive centers and additional cash amounts.
(3)   Center closed July, 2000.
(4)   Center closed February 2000.

The Company owns and manages two secondary care practices, one of which maintains five satellite locations, located within the State of Michigan.(1)

The Company also leases office space for two corporate offices. The International Headquarters is located in Mississauga, Ontario in Canada, and the U.S. Corporate Office is located in Bethesda, Maryland. The Company shall cease to lease office space for the International Headquarters located in Mississauga in the Company's second quarter of fiscal 2001. The Company shall be relocating the International Headquarters to the Company's new office building, which it shall own and operate, in Mississauga, Ontario.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

----------

(1) The Company also maintains other investment interests in two other secondary care practices located in Oklahoma and Washington. The secondary practice in Oklahoma has two satellite locations while the secondary care practice in Washington has seven satellite locations.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Common Shares are listed on The Toronto Stock Exchange under the symbol "TLC" and on the Nasdaq National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on The Toronto Stock Exchange and the Nasdaq National Market:

                        The
                       Toronto                       Nasdaq
                        Stock                       National
                       Exchange                      Market
                       ---------------------        ----------------------
                         High          Low            High          Low
                       ---------     -------        --------       -------
Fiscal 2000

First Quarter            C$78.80     C$37.65          $53.50        $25.50

Second Quarter             47.50       23.75           31.82         16.16

Third Quarter              27.65       16.60           18.75         11.00

Fourth Quarter             22.50        9.50           15.44          6.50

Fiscal 1999

First Quarter            C$27.50     C$16.95         $18.875       $10.375

Second Quarter             30.00       16.90           20.00        10.625

Third Quarter              34.25       27.30          22.375        18.078

Fourth Quarter             72.50       30.30           49.50        19.875

Record Holders

As of July 31, 2000, there were approximately 412 record holders of the Common Shares.

Dividends

The Company has never declared or paid cash dividends on the Common Shares. It is the policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future.

ITEM 6. SELECTED FINANCIAL DATA

      Set forth in the following pages are selected historical consolidated financial data as of and for each of the fiscal years in the five-year period ended May 31, 2000, which have been derived from and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-K. See note 1 to the Consolidated Financial Statements.

                                                  Year Ended May 31,
                                          1996          1997          1998          1999         2000
                                          ----          ----          ----          ----         ----
Income Statement Data

Amounts under U.S.
GAAP(1)

Net revenues(3)                          6,426        20,112        59,122       146,910       201,223

Expenses

Operating and doctor compensation        6,912        21,074        54,763       115,289       183,485

Interest and other                         675           752         1,434         2,245        (4.492)

Depreciation and amortization              601         3,463         9,460        14,934        21,688

Start-up and development expenses        1,584         4,292         3,267         3,606             0

Restructuring charges                       --            --            --        12,924             0

Loss before income taxes and
non-controlling interest                (3,346)       (9,469)       (9,802)       (2,088)          542

Income Taxes                                17          (105)       (1,071)        (2020)       (3,454)

Non-controlling interest                    --            --           593          (448)       (3,006)

Net loss for the period -
U.S. GAAP                               (3,329)       (9,574)      (10,280)       (4,556)       (5,918)

Loss per share -
U.S. GAAP                                (0.26)        (0.47)        (0.37)        (0.13)        (0.16)

Weighted average number
of Common Shares outstanding
(in thousands)                          12,797        20,617        28,035        34,090        37,178

                                                              Year Ended May 31,
                                                              ------------------
Operating Data                                            1996        1997           1998           1999       2000
                                                          ----        ----           ----           ----       ----
Number of refractive centers (at end of period)               5          27             45             55          62
Number of secondary care centers (at end of period)           4           7             15             14           5
Number of laser vision correction procedures              3,685      11,026(4)      35,859(5)      90,600     134,000

                                                                 As of May 31,
                                                          1996        1997           1998           1999       2000
                                                          ----        ----           ----           ----       ----
Balance Sheet Data
Cash and cash equivalents                                 2,844      13,230          1,895        125,598      78,531
Working capital                                           1,656       8,055         53,153        146,884      59,481
Total assets                                             16,819      73,746        164,212        295,675     289,364
Total debt, excluding current portion                     3,104      10,935         17,911         11,030       6,728
Shareholders' equity
Capital Stock                                            13,494      63,522        143,554        269,454     269,953
Warrants                                                     --          --             --             --         532
Deficit                                                  (2,568)    (12,141)       (22,421)       (31,267)    (42,388)
Accumulated other comprehensive income (loss)                --          --            407          5,936      (4,451)
                                                          9,556      51,381        121,540        244,123     223,646

(1) In the financial information provided, the Company has reported in U.S. GAAP. In prior years' Form 10-K submissions and quarterly Form 10-Q submissions, the Company has reported in Canadian GAAP.

(2) Certain comparative figures have been reclassified to conform to the presentation for fiscal 2000.

(3) Includes primarily those revenues pertaining to the operation of refractive centers, the management of refractive and secondary care centers and the Company's other non-refractive businesses.

(4) Includes procedures performed at centers previously owned by 20/20 Laser Eye Centers Inc. ("20/20") starting March 1997. 20/20 was acquired by TLC on February 10, 1997.

(5) Includes procedures performed at centers previously owned by BeaconEye Inc. ("Beacon"). Beacon was acquired by TLC on April 16, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of this Form 10-K. The following discussion is based upon the Company's results under United States GAAP. The Company is reporting in U.S. dollars. Unless otherwise specified, all dollar amounts are U.S. dollars. See Note 1 to the Consolidated Financial Statements of the Company.

Overview

      TLC is the largest provider of laser vision correction services in North America. TLC owns and manages refractive centers which, together with TLC's network of over 12,500 optometrists and opthamologists, provide laser vision correction of common refractive disorders such as myopia (nearsightednesss), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure which, is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in 1993, currently has 62 refractive centers in 29 states and provinces throughout the United States and Canada. Surgeons performed over 134,000 procedures at the Company's centers during fiscal 2000.

      The Company recognizes revenues at the time services are rendered. Net revenues include only those revenues pertaining to owned laser centers and management fees from managing refractive and secondary care practices. Under the terms of the practice management agreements, the Company provides management and administrative services to refractive and secondary care practices in return for management fees. Management services revenue is equal to the net revenue of the physician practice, less amounts retained by the physician groups.

      Operating expenses include all fixed and variable expenses relating to the operation of the Company's businesses. The principal components of operating expenses are marketing costs, wages, surgeon's fees, laser royalty fees and facility leasing costs.

      The Company continues to pursue a growth strategy in its core refractive laser surgery business, which accounts for more than 94% of net revenues. It is expected that in addition to same center growth, the Company anticipates eight
(8) new centers will be built or acquired during the coming year to increase procedure volume and position the Company for continued growth. The Company's growth and future profitability are affected by the extent to which laser vision correction becomes more widely accepted in North American markets.

2000                                                      Refractive                      Other       2000 Total
                                                          ------------------------------------------------------
Revenues and physician costs:
Net revenues                                                190,233                        10,990        201,223
Doctor compensation                                          17,333                             2         17,335
                                                          ------------------------------------------------------
Net revenue after doctor compensation                       172,900                        10,988        183,888
                                                          ------------------------------------------------------
Expenses
Operating                                                   153,673                        12,477        166,150
Depreciation of capital assets and assets under lease        12,886                         1,406         14,292
Amortization of intangibles                                   6,363                         1.033          7,396
Interest and other                                           (4,574)                           82         (4,492)
                                                          ------------------------------------------------------
                                                            168,348                        14,998        183,346
                                                          ------------------------------------------------------
Income (loss) from operations                             $   4,552                     $  (4,010)     $     542
Income taxes                                                 (3,141)                         (313)        (3,454)
Non-controlling interest                                     (2,443)                         (563)        (3,006)
                                                          ------------------------------------------------------
Net income (loss)                                         $  (1,032)                    $  (4,886)     $  (5,918)
                                                          ======================================================

Total assets                                              $ 250,279                     $  39,085      $ 289,364
                                                          ======================================================
Total capital and intangible expenditures                 $  65,941                     $   8,477      $  74,418
                                                          ======================================================

1999                                                      Refractive   Secondary Care    Other        1999 Total
                                                          ------------------------------------------------------
Revenues and physician costs:
Net revenues                                                132,428         11,389          3,093        146,910
Doctor compensation                                          12,824             --             --         12,824
                                                          ------------------------------------------------------
Net revenue after doctor compensation                     $ 119,604      $  11,389      $   3,093      $ 134,086
                                                          ======================================================
Expenses
Operating                                                    89,875          8,972          3,618        102,465
Interest and other                                            2,343           (125)            27          2,245
Depreciation of capital assets and assets under lease         9,804            986            262         11,052
Amortization of intangibles                                   2,546          1,201            135          3,882
Start-up and development expenses                                --             --          3,606          3,606
Restructuring charges                                            --         10,298          2,626         12,924
                                                          ------------------------------------------------------
                                                            104,568         21,332         10,274        136,174
                                                          ------------------------------------------------------
Income (loss) from operations                             $  15,036      $  (9,943)        (7,181)     $  (2,088)
Income taxes                                                 (1,820)            --           (200)        (2,020)
Non-controlling interest                                       (800)          (376)           728           (448)
                                                          ------------------------------------------------------
Net income (loss)                                         $  12,416      $ (10,319)     $  (6,653)     $  (4,556)
                                                          ======================================================

Total assets                                              $ 274,846      $  16,678      $   4,151      $ 295,675
                                                          ======================================================
Total capital and intangible expenditures                 $  25,803      $   7,707      $   2,026      $  35,536
                                                          ======================================================

Results of Operations

Year Ended May 31, 2000 compared to Year ended May 31, 1999

      Net revenues for fiscal 2000 were $201.2 million, which is a 37% increase over last year's $146.9 million. More than 94% of total net revenues were derived from refractive surgery as compared to 90% in fiscal 1999.

      Net revenues from refractive centers for fiscal 2000 were $190.2 million, which is 44% higher than last year's $132.4 million. More than 134,000 procedures were performed in fiscal 2000 compared to 90,600 procedures in fiscal 1999. The increasing revenues reflect growth in the number of procedures at existing sites due to the acceptance of the procedure in the marketplace, as well as the development of new centers and the acquisition of centers. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that faces significant pricing pressures.

      Net revenues from non-refractive activities were $11.0 million in fiscal 2000 in comparison to $14.5 million in fiscal 1999.

      Operating expenses and doctor compensation increased to $183.5 million in fiscal 2000 from $115.3 million in fiscal 1999. This increase is a result of: (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing refractive centers,
(ii) increased fixed and variable costs from the addition of new refractive centers, (iii) higher marketing costs, (iv) costs associated with the Corporate Advantage Program and third party payor programs, (v) increased corporate costs which support the higher level of business activity, and (vi) costs of developing eyeVantage.com Inc. Operating expenses and doctor compensation as a percentage of net revenues were 91% of net revenues in fiscal 2000 as compared to 79% of net revenues in fiscal 1999. This increase reflects the impact of the Company's marketing programs, as well as the development of the Corporate Advantage program, which are aimed at enhancing the Company's reputation and brand recognition. However, the increased costs of marketing and Corporate Advantage program have not been fully offset by a higher average number of procedures being performed at TLC centers. In addition, increased infrastructure costs (i.e. people, information systems and marketing) were incurred to support the continued growth of the Company.

      Interest (revenue)/expense and other expenses reflect interest revenue from a strong cash position resulting from positive cashflow from operations and the result of a successful public offering in the fourth quarter of fiscal 1999. Improved financial terms have resulted in decreased interest expense on long-term debt and capital leases on equipment have decreased from fiscal 2000 in comparison to fiscal 1999.

      The increase in depreciation and amortization expense is largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during fiscal 1999 and 2000. Goodwill and intangibles are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years.

      Start up and development costs in fiscal 1999 were incurred by Partner Provider Health Inc. ("PPH") for the development of a managed care business specializing in eye care. The Company sold PPH in May of 1999. The Company did not incur these expenses in fiscal 2000 and does not expect to incur these costs in the future.

      Income tax expense increased to $3.5 million in fiscal 2000 from $2.0 million in fiscal 1999. This increase is a result of the Company having utilized most of its tax losses from prior periods and the impact of the tax liabilities associated with the Company's partners in profitable subsidiaries.

      The loss for fiscal 2000 was $5.9 million or $0.16 per share, compared to a loss of $4.6 million or $0.13 cents per share for fiscal 1999. This loss reflects the Company's continued investment in staff, information systems and marketing, which was not fully offset by increased procedure volumes. The improved performance in secondary care operations and the disposal of the managed health care business were offset by losses in the eye care e-commerce subsidiary.

Year Ended May 31, 1999 compared to Year ended May 31, 1998

      Net revenues for fiscal 1999 were $146.9 million, which was a 148% increase over $59.1 million in fiscal 1998. More than 90% of total net revenues in fiscal 1999, were derived from refractive surgery as compared to 86 % in fiscal 1998 demonstrating the increasing significance of the Company's core business. This trend will continue as the Company divested itself of a significant portion of its secondary care operation.

      Net revenues from refractive centers for fiscal 1999 were $132.4 million, which is 159% higher than net revenues from refractive centers of $51.1 million in fiscal 1998. More than 90,600 procedures were performed in fiscal 1999 compared to 35,800 procedures in fiscal 1998. The increasing revenues reflects strong growth in the number of procedures at existing sites, the development of new centers and the acquisition of centers from competitors.

      Net revenues from secondary care centers increased to $11.4 million in fiscal 1999 from $6.6 million in fiscal 1998. The acquisition of TLC Michigan in February 1998 accounted for the revenue growth.

      Operating expenses and doctor compensation increased to $115.3 million in fiscal 1999 from $54.8 million in fiscal 1998. This increase is a result of: (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing refractive centers, (ii) increased fixed and variable costs from the addition of new refractive centers, and (iii) higher corporate costs which were necessary to support the higher level of business activity. Operating expenses and doctor compensation as a percentage of net revenues were 79% of net revenues in fiscal 1999 as compared to 93% of net revenues in fiscal 1998. This decrease was attributed to the higher average number of procedures being performed at all centers.

      Interest expense and other expenses of $2.2 million in fiscal 1999 includes higher interest expenses on long term debt and capital leases on equipment that were held for the entire fiscal year which is largely a result of the Beacon acquisition. In fiscal 1998 the interest expense reflects only a part year of interest obligations as a significant portion of equipment was acquired during fiscal 1998.

      Depreciation and amortization expense increased from $9.5 million in fiscal 1998 to $14.9 million in fiscal 1999. This is a result of a full year's depreciation expense on 45 centers during the fiscal 1999 versus 27 centers the previous year. In addition amortization of intangibles increased from $3.4 million in 1998 to $3.9 million in fiscal 1999 resulting primarily from the full year amortization of the 20/20 and Beacon acquisition goodwill. Goodwill is amortized on a straight-line basis over fifteen years.

      Start up and development expenses were costs incurred to develop the eye care specialty managed care business. During fiscal 1999 start up and development costs were incurred by PPH for the development of the managed care business. PPH was sold because financial expectations were not met and because the doctor network support was not developing as planned.

      Restructuring charges of $10.3 million were incurred to reflect the disposal of TLC Northwest Eye, which was TLC's largest secondary care operation. TLC continues to own interest in the fixed assets of TLC Northwest Eye and expects to earn a small management fee for the use of those assets. The sale of PPH in fiscal 1999 resulted in an additional charge of $2.6 million, resulting in grand total restructuring charge of $12.9 million.

      Income tax expense increased to $2.0 million in fiscal 1999 from $1.1 million in fiscal 1998. This increase reflects the impact of increased profitability in entities not consolidated for tax purposes.

      The loss for fiscal 1999 was $4.6 million or $0.13 per share, compared to a loss of $10.3 million or $0.37 cents per share for fiscal 1998. The reduction in the loss is a result of the much higher procedure volume in the refractive business in fiscal 1999.

Liquidity and Capital Resources

      During fiscal 2000 the Company executed its expansion plan by acquiring the business assets located at the practices of several doctors in order to solidify its presence in several key markets. These acquisitions and the development of new centers were the largest uses of cash during the year. Cash, cash equivalents and short-term investments were $78.5 million at May 31, 2000 as compared to $151.8 million at May 31, 1999.

      Cash provided from operating activities was $23.0 million for fiscal 2000 as compared to $22.1 million for fiscal 1999. The increase in depreciation and amortization charges are a result of the opening of new centers and the acquisition of the business assets of certain doctors' practices. The Company continues to develop or acquire new refractive centers, which has resulted in the increase of $26.2 million in its investment in capital assets. In addition, the

Company made investments of $35.1 million for the acquisition of business assets of several doctors.

      The Company continued to make other strategic industry investments both on the new technology and service side of the industry. The most significant investment was $10 million in LaserSight, a manufacturer of excimer lasers and other refractive surgery technology. The Company also used cash to make scheduled debt repayments of $7 million and make capital investments in eyeVantage.com, its e-commerce, internet subsidiary, of $5.9 million.

      During the course of the year under the terms of its announced normal course issuer bid the Company repurchased outstanding shares for $10.4 million. The terms of the bid allow the Company to buy up to 5% of its outstanding shares during the twelve (12) month period.

      The Company continues to invest in assets to develop and expand its refractive procedure capacity in anticipation of continued growth, through the development of new centers and acquisition of refractive practices. At the current time TLC has approximately eight (8) centers under development.

The Company estimates that existing cash balances together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations, acquisition and expansion plans for the next 18 months.

Forward-Looking Information:

      This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "predict", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including the timing of acquisitions and expansion opportunities, any of which could cause actual results to vary materially from current results or TLC's anticipated future results. See the Company's reports filed with the Toronto Stock Exchange and the U.S. Securities and Exchange Commission from time to time for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. TLC assumes no obligation to update the information contained in this annual report.

Outlook

Market

      Based upon the growth of the laser vision correction market over the past several years, it has been forecasted by industry sources that more than 1,200,000 laser vision correction procedures will be performed during the year 2000.

If, each year, only two percent of the laser vision correction population in the United States, had laser vision correction performed on both eyes, then based on the Company's current prices, the U.S. market would be more than $12 billion annually.

      The continuing growth of the laser vision correction industry is dependent upon the increasing acceptance of the procedure in the marketplace. There can be no assurance that laser vision correction will continue to be widely accepted by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive disorders.

Business Development Strategy

      TLC will continue to work with local optometrists to expand the co-management model, which has been a successful strategy for the Company and the optometric community over the last few years. The Company believes that its affiliated doctor network, which includes approximately 12,500 optometrists and ophthalmologists, is the largest such network in the laser vision correction industry. The Company will continue to increase its market penetration through opening new facilities and acquiring the business assets of existing practices. TLC's senior executive team regularly examines acquisition and development opportunities in the refractive market and has identified opportunities in the United States to form strategic relationships with leading practitioners. Finally the Company continues to develop and review its various strategic initiatives to ensure an acceptable return on expenditures.

      As the market acceptance of laser vision correction continues to increase, TLC believes competition among service providers will grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely the advice of a doctor. While in recent quarters growth has slowed, the Company believes brand recognition will be a key factor for provider selection, and, consequently, TLC is developing a strong reputation and brand recognition. TLC has dedicated greater resources towards enhancing its marketing programs directed at network doctors and the public to increase TLC's brand recognition. TLC believes it will enhance its brand recognition through the endorsement of TLC by such well-known personalities as Tiger Woods and Se Ri Pak. The Company continues to undertake joint marketing programs with affiliated doctors. The Company's marketing materials educate the public on laser vision correction as well as promote TLC's position as a clinical leader in providing laser vision services.

      TLC has also developed innovative marketing programs including the "Corporate Advantage" program, which is directed at vision plans, large employers, and employee associations to provide TLC with preferred access to large employee groups. Employers participating in this program may subsidize the cost of an employee's refractive surgery at a TLC center and the procedure may be provided at a discounted price. The cost to the employer of the subsidy may be offset by reductions in the ongoing cost of providing eyeglasses or other conventional vision correction. In addition many employees consider the availability of laser vision correction as a significant enhancement to an employer's benefit plan.

      TLC has further developed marketing programs directed at third party providers. These third party providers include such organizations and businesses as, insurance companies and other related entities. The third party providers that have affiliated with TLC represent over

70 million lives through both corporate and individual members. These providers complement the Corporate Advantage program by enabling TLC to directly market to these individuals exclusively and to provide them with opportunity to have laser vision correction at the Company's centers at a preferred rate.

Competition

      Laser vision correction is subject to intense competition and the Company competes with other entities, including hospitals, individual ophthalmologists and other laser centers. In addition, laser vision correction competes with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, corneal rings, intra ocular lenses and other technologies currently under development. The Company believes that as the market acceptance for laser vision correction continues to increase, brand recognition will be an increasingly key factor for provider selection. Consequently, the Company is developing a strong reputation and brand recognition.

      TLC faces competition in many of its markets and the Company's refractive centers compete on the basis of quality of service, reputation, brand recognition as well as price. TLC's brand recognition and strong reputation for high level of service and quality of care allows TLC to command a higher price. Although some competitors charge less for laser vision correction, the Company strives to be the premium provider in the laser vision correction industry and will not compete solely on price. However, market conditions may compel the Company to lower its prices to remain competitive in some markets. In addition, further competition could develop if a significant decrease in the price of excimer laser systems were to occur, because the high price of such equipment is currently a barrier to entry for many potential competitors, particularly individual ophthalmologists.

Other Business Segments

      TLC has continued to support its e-commerce internet subsidiary, eyeVantage.com in its efforts to become the leading supplier of e-commerce services designed specifically for the eye care industry. eyeVantage.com is designed to link the Company's refractive centers and affiliated ophthalmologists and optometrists with third party suppliers of goods and services. eyeVantage.com has made several acquisitions designed to enhance its position in the market place. The Company continues to evaluate the potential of this subsidiary and other opportunities.

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

New Accounting Pronouncements

Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

      The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Deferral of Effective Date for SFAS No. 133" which are effective for fiscal years beginning after June 15, 2000.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company's fourth quarter in fiscal 2001.

      In March 2000, The Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

Management has not yet determined the impact on the consolidated financial position or results of operations of the Company of these new standards.

ITEM 7A. MARKET RISK

      Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR FINANCIAL STATEMENTS

      The accompanying consolidated financial statements of TLC Laser Eye Centers Inc. have been prepared by management in conformity with accounting principles generally accepted in the United States consistently applied. The most significant of these accounting policies have been set out in Note 1 to the financial statements. These statements are presented on the accrual basis of accounting. Accordingly, a precise determination of many assets and liabilities is dependent upon future events. Therefore, estimates and approximations have been made using careful judgment. Recognizing that the Company is responsible for both the integrity and objectivity of the financial statements, management is satisfied that these financial statements have been prepared within reasonable limits of materiality.

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

External Auditors

      The auditors' opinion is based upon an independent and objective examination of the Company's financial results for the year, conducted in accordance with generally accepted auditing standards. This examination encompasses an understanding and evaluation by the auditors of the Company's accounting systems as well as the obtaining of a sound understanding of the Company's business. The external auditors conduct appropriate tests of the Company's transactions and obtain sufficient audit evidence in order to provide them with reasonable assurance that the financial statements are presented fairly in conformity with accounting principles generally accepted in United States, thus enabling them to issue their report to the United States shareholders.

      Ernst & Young LLP, Chartered Accountants, having been appointed by the shareholders to serve as the Company's external auditors for fiscal 2000, have examined the consolidated financial statements of the Company for the years ended May 31, 2000, 1999, and 1998 and have reported thereon in their July 7, 2000 report.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of TLC Laser Eye Centers Inc.

We have audited the accompanying consolidated balance sheets of TLC Laser Eye Centers Inc. (formerly TLC The Laser Center Inc.) as of May 31, 2000 and 1999 and the related consolidated statements of loss, stockholders' equity and cash flows for the years ended May 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TLC Laser Eye Centers Inc. as of May 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended May 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

On July 7, 2000, we reported separately to the Board of Directors and Stockholders of TLC Laser Eye Centers Inc. on financial statements for the same periods, prepared in accordance with accounting principles generally accepted in Canada.

Toronto, Canada,                                               ERNST & YOUNG LLP

July 7, 2000                                               Chartered Accountants

TLC LASER EYE CENTERS INC.
(formerly TLC The Laser Center Inc.)
CONSOLIDATED STATEMENTS OF LOSS

(U.S. dollars, in thousands except per share amounts)

                                                                    Years Ended May 31,
                                                        --------------------------------------------
                                                             2000           1999            1998
                                                        ------------    ------------    ------------
Net revenues
      Refractive                                        $    190,233    $    132,428    $     51,079
      Other                                                   10,990          14,482           8,043
                                                        ------------    ------------    ------------
Net revenues (Note 15)                                       201,223         146,910          59,122
                                                        ------------    ------------    ------------
Expenses
      Doctor compensation
      Refractive                                              17,335          12,824           5,242
      Operating                                              166,150         102,465          49,521
      Interest and other (Note 12)                            (4,492)          2,245           1,434
      Depreciation of capital assets and assets under
      lease (Note 12)                                         14,292          11,052           6,103
      Amortization of intangibles (Note 12)                    7,396           3,882           3,357
      Start-up and development expenses                           --           3,606           3,267
      Restructuring charges (Note 18)                             --          12,924              --
                                                        ------------    ------------    ------------
                                                             200,681         148,998          68,924
                                                        ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING            542          (2,088)         (9,802)
INTEREST
Income taxes (Note 13)                                        (3,454)         (2,020)         (1,071)
Non-controlling interest                                      (3,006)           (448)            593
                                                        ------------    ------------    ------------
NET LOSS FOR THE YEAR                                   $     (5,918)   $     (4,556)   $    (10,280)
                                                        ============    ============    ============
LOSS PER SHARE                                          $      (0.16)   $      (0.13)   $      (0.37)
                                                        ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      37,178,253      34,090,316      28,034,741
                                                        ============    ============    ============

TLC LASER EYE CENTERS INC.
(formerly TLC The Laser Center Inc.)
CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands)

                                                                       As at May 31,
                                                                  ----------------------
                                                                     2000         1999
                                                                  ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents (Notes 2 and 3)                      $  78,531    $ 125,598
   Short-term investments (Note 3)                                       --       26,212
   Accounts receivable (Note 16)                                     15,527       15,359
   Income taxes recoverable                                           4,734           --
   Prepaid expenses and sundry assets                                 5,922        6,602
                                                                  ---------    ---------
   Total current assets                                             104,714      173,771
Restricted cash (Note 2 and 3)                                        1,722        1,730
Investments and other assets (Note 4)                                29,478       24,388
Intangibles (Note 5)                                                 89,297       46,237
Fixed assets (Note 6)                                                53,431       38,993
Assets under capital lease (Note 7)                                  10,722       10,556
                                                                  ---------    ---------
Total assets                                                      $ 289,364    $ 295,675
                                                                  =========    =========

LIABILITIES
Current liabilities:
   Accounts payable and accrued liabilities                       $  21,467    $  17,836
   Accrued purchase obligations (note 17)                            13,200           --
   Accrued wage costs                                                 2,974        1,676
   Income taxes payable                                                  --          477
   Current portion of long-term debt (Note 8)                         2,332        2,181
   Current portion of obligations  under capital lease (Note 9)       5,260        4,717
                                                                  ---------    ---------
   Total current liabilities                                         45,233       26,887
Long-term debt (Note 8)                                               2,922        4,620
Obligations under capital leases (Note 9)                             3,806        6,410
Deferred rent (Note 10)                                                 915          959
Deferred tax liability                                                   --        4,525
                                                                  ---------    ---------
   Total liabilities                                                 52,876       43,401
                                                                  ---------    ---------
Non-controlling interest                                             12,842        8,151
                                                                  ---------    ---------
Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Capital stock:
Common stock, no par value; unlimited number authorized;
37,150 issued and outstanding (1999 - 37,362) (Note 11)             269,953      269,454
Warrants                                                                532           --
Deficit                                                             (42,388)     (31,267)
Accumulated other comprehensive income (loss)                        (4,451)       5,936
                                                                  ---------    ---------
   Total stockholders' equity                                       223,646      244,123
                                                                  ---------    ---------
Total liabilities and stockholders' equity                        $ 289,364    $ 295,675
                                                                  =========    =========

Approved on behalf of the Board:


(Signed) ELIAS VAMVAKAS                              (Signed) HOWARD J. GOURWITZ
Elias Vamvakas, Director                            Howard J. Gourwitz, Director

TLC LASER EYE CENTERS INC.
(formerly TLC The Laser Center Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, in thousands)

                                                                 Years Ended May 31,
                                                        -----------------------------------
                                                           2000         1999         1998
                                                        ---------    ---------    ---------
Operating activities
Net loss for the year                                   $  (5,918)   $  (4,556)   $ (10,280)
Items not affecting cash
   Depreciation and amortization                           21,688       14,934        9,460
   Write-off of goodwill                                      489           --           --
   Loss (gain) on sale of fixed assets and
     assets under lease                                     1,099          229         (287)
   Deferred income taxes                                    1,320        1,204           --
   Non-cash restructuring costs                                --       11,167           --
   Non-controlling interest                                 3,006          448         (593)
   Other                                                      780          252           22
Changes in non-cash operating items
   Accounts receivable                                        (15)      (9,247)      (6,964)
   Prepaid expenses and sundry assets                       1,047       (2,208)      (2,129)
   Accounts payable and accrued liabilities                 4,153       10,350       (2,480)
   Income taxes payable, net                               (4,574)        (162)         647
   Deferred rent and compensation                             (44)        (275)        (234)
                                                        ---------    ---------    ---------
Cash provided by (used in) operating activities            23,031       22,136      (12,838)
                                                        ---------    ---------    ---------
Financing activities
Restricted cash                                                 8          356          463
Proceeds from debt financing                                  826           25        2,555
Principal payments of  debt financing                      (2,635)      (6,668)      (1,242)
Term bank loan                                                 --           --          (43)
Principal payments of obligations under capital
  leases                                                   (5,063)      (3,302)        (706)
Contributions from non-controlling interests                2,365        1,305          513
Distributions to non-controlling interests                 (1,569)      (1,233)        (101)
Payments related to the purchase and cancellation of
  capital stock                                           (10,365)      (5,387)          --
Proceeds from issuance of capital stock                     2,384      129,607       63,615
                                                        ---------    ---------    ---------
Cash provided by (used in) financing activities           (14,049)     114,703       65,054
                                                        ---------    ---------    ---------
Investing activities
Purchase of fixed assets and assets under lease           (26,153)     (17,843)      (5,498)
Proceeds from sale of fixed  assets and assets under
  lease                                                       185           --        1,325
Proceeds from the sale of investments                         227           --           --
Acquisitions and investments                              (56,496)     (22,316)      (6,075)
Short-term investments                                     26,212      (26,212)          --
Other                                                         (24)         (68)          --
                                                        ---------    ---------    ---------
Cash used in investing activities                         (56,049)     (66,439)     (10,248)
                                                        ---------    ---------    ---------
Net increase  (decrease) in cash and cash equivalents     (47,067)      70,400       41,968
  during the year
Cash and cash equivalents, beginning of year              125,598       55,198       13,230
                                                        ---------    ---------    ---------
Cash and cash equivalents, end of year                  $  78,531    $ 125,598    $  55,198
                                                        =========    =========    =========

(Note 19 - discusses non-cash transactions, which are not included in the consolidated statements of cash flows)

TLC Laser Eye Centers Inc.
(formerly TLC The Laser Center Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (U.S. dollars, in thousands)

                                      Common stock           Warrants
                                      ------------           --------
                                                                                                        Other
                                                                                                     Accumulated
                                   Number                Number            Comprehensive            Comprehensive
                                 of Shares    Amount  of Warrants  Amount  Income (Loss)  Deficit      Income       Total
                                  (000's)       $       (000's)       $         $            $            $           $
----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997             25,189      53,858     1,818      9,664                 (12,141)        --         51,381
Conversion of special warrants     1,818       9,664    (1,818)    (9,664)                                                0
Additional special warrant
  issue costs                                    (40)                                                                   (40)
Shares issued for acquisition      1,604      16,417                                                                 16,417
Exercise of agent's
  compensation warrants
  related to the IPO                 138         447                                                                    447
Exercise of stock options            179         786                                                                    786
Public offering, net of issue
  costs                            4,740      62,422                                                                 62,422
Comprehensive income
   Net income                                                                (10,280)     (10,280)                  (10,280)
   Other comprehensive income
      Unrealized gains/losses
        on available-
        for-sale securities                                                      407                     407            407
                                                                             -------
Comprehensive income                                                          (9,873)
---------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998             33,668     143,554        --         --                 (22,421)       407        121,540
Shares issued for
  acquisitions                        50         837                                                                    837
Shares issued to acquire
  other assets                        50         728                                                                    728
Shares purchased for
  cancellation                      (256)     (1,095)                                      (4,290)                   (5,385)
Exercise of stock options            773       3,073                                                                  3,073
Shares issued as remuneration         40         600                                                                    600
Shares issued as part of the
  employee share purchase plan        47         750                                                                    750
Public offering, net of issue
  costs                            2,990     121,007                                                                121,007
Comprehensive income
   Net income                                                                 (4,556)      (4,556)                   (4,556)
   Other comprehensive income
     Unrealized gains/losses
       on available-
       for-sale securities                                                     5,529                   5,529          5,529
                                                                              ------
Comprehensive income                                                             973
---------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999             37,362     269,454        --         --                 (31,267)     5,936        244,123
Warrants issued                                            100        532                                               532
Shares issued for acquisition        302         728                                                                    728
Value determined for shares
  issued contingent on meeting
  earnings criteria                   --       1,397                                                                  1,397
Shares purchased for
  cancellation                      (710)     (5,162)                                      (5,203)                  (10,365)
Exercise of stock options             87       1,314                                                                  1,314
Shares issued as remuneration         44         387                                                                    387
Shares issued as part of the
  employee share
  Purchase plan                       65       1,696                                                                  1,696
Reversal of IPO costs, over
  accrual                             --         139                                                                    139
Comprehensive income
  Net income                                                                  (5,918)      (5,918)                   (5,918)
  Other comprehensive income
     Unrealized gains/losses
       on available-
       for-sale securities                                                   (10,387)                (10,387)       (10,387)
                                                                             -------
Comprehensive income                                                         (16,305)
---------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000              37,150     269,953       100        532                 (42,388)    (4,451)       223,646
===========================================================================================================================

TLC LASER EYE CENTERS INC.
(formerly TLC The Laser Center Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in U.S. dollars, except where noted and all tabular amounts in thousands)

Nature of Operations

      TLC Laser Eye Centers Inc. (formerly TLC The Laser Center Inc.) and its subsidiaries (the "Company") develop and manage laser vision correction centers in the United States and Canada. Each center provides excimer laser and other clinical equipment and all related management and support services to physicians and physician practices performing excimer laser procedures in the Company's centers.

      The Company currently owns and manages a secondary eye care business with multiple centers in the state of Michigan. These centers provide all necessary clinical equipment and infrastructure and provide all related management and support services to physician practices treating a wide range of vision disorders.

      The Company faces a number of risks and uncertainties given the nature of the industry in which it operates.

      The Company's profitability is dependent upon broad acceptance in the United States and Canada of laser vision correction as an alternative to existing methods of treating refractive disorders. Broad market acceptance is dependent on many factors including cost, the lack of long-term follow-up data and the resulting concerns relating to safety and effectiveness, and future regulatory developments.

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

      Many states in the United States prohibit the Company from practicing medicine or employing physicians to practice medicine on the Company's behalf. Because the Company does not practice medicine, its activities are limited to owning and managing refractive centers and secondary care centers and affiliating with health care providers to render medical services at the Company's centers. As a result, the Company is highly dependent on its affiliated doctors.

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

Fixed Assets and Assets Under Capital Lease

      Fixed assets and assets under capital lease are recorded at cost less accumulated depreciation. Depreciation is provided at rates intended to write off the assets over their productive lives as follows:

     Computer equipment and software    - straight-line over three years
     Buildings                          - straight-line over forty years
     Furniture, fixtures and equipment  - 20% diminishing balance
     Laser equipment                    - 20% diminishing balance
     Leasehold improvements             - straight-line over the initial
                                          term of the lease
     Medical equipment                  - 20% diminishing balance
     Vehicles and other                 - 30% diminishing balance

Intangible Assets

      Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired, and is being amortized on a straight-line basis over the term of the purchase agreement to a maximum of fifteen years.

      The practice management agreements represent the cost of obtaining the exclusive right to manage refractive centers and secondary care centers in affiliation with the related physician group during the term of the agreements. Practice management agreements are amortized using the straight-line method over the term of the related employment agreement, to a maximum of fifteen years.

Impairment of Long-lived Assets

      SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets. For fixed assets and certain intangibles, the Company assesses the recoverability by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value is charged to operations in the period in which such impairment is determined by management.

Start-up and Development Expenses

      Start-up and development expenses represent costs incurred to research and develop potential businesses in North America, including salaries and benefits, professional fees, advertising, promotion and travel, and costs incurred by businesses during the period prior to commencement of commercial operations. Start-up and development expenses are expensed as incurred. Technology and web-site costs incurred for the development of commercial business to business internet products have been capitalized and will be amortized when the products are available to be offered for sale.

Revenues

      The Company includes in income only those operating revenues pertaining to owned laser centers and management fees earned from managing refractive and secondary care practices. Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to refractive and secondary care practices in return for management fees. Revenues on laser refractive surgeries are recognized as services are performed.

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

Income Taxes

      The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See note 13 for discussion of income taxes.

Cash equivalents

      Cash equivalents include highly liquid short-term investments with original maturities of 90 days or less. Cash equivalents, which consist principally of corporate bonds, are classified as held-to-maturity securities and are carried at amortized cost.

Short-term investments

      Short-term investments, which consist principally of corporate bonds, are classified as held-to-maturity securities and are carried at amortized cost.

Accounting for Stock-based Compensation

      The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" and makes the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation".

Marketing Costs

      The Company expenses the marketing costs as incurred. Marketing expense for the year ended May 31, 2000 was approximately $24,202,000 (1999 - $8,911,000). Marketing expenses consist primarily of print, radio and television media costs plus the associated production costs required to create the marketing product.

Foreign Exchange

      The unit of measure of the parent holding company is the U.S. dollar. The Company's Canadian operations are considered integrated and are translated into U.S. dollars using the temporal method. Accordingly, the assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Income and expenses are translated into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net loss for the year.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income in the period in which they become known.

New Accounting Standards

      The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Deferral of Effective Date for SFAS No. 133" which are effective for fiscal years beginning after June 15, 2000.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company's fourth quarter in fiscal 2001.

      In March 2000, The Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

      Management has not yet determined the impact on the consolidated financial position or results of operations of the Company of these new standards.

2. Cash and Cash Equivalents

                                                       2000        1999
                                                    ----------  ----------
Cash and cash equivalents                             $78,531    $125,598
                                                    ==========  ==========

The Company has a banking facility of approximately $845,000 (1999 - $927,000) available for posting letters of guarantee, under terms whereby the Company must maintain a similar minimum amount in its bank account. At May 31, 2000, $773,000 of this facility has been utilized (1999 - $678,000). In addition, the Company has posted cash collateral deposits in respect of certain lease commitments, which amount to $949,000 at May 31, 2000 (1999 - $1,052,000). These restricted cash amounts have been excluded from cash and cash equivalents.

3. Marketable Securities

The Company's marketable securities by type of security, contractual maturity and classification in the consolidated balance sheets are as follows:

                                                  2000        1999
                                                    $           $
--------------------------------------------------------------------------------

Type of security
U.S. dollar corporate debt                      60,653     141,994
U.S. dollar fixed deposit                       14,460       2,619
Cdn. dollar fixed deposit                          773         678
--------------------------------------------------------------------------------
                                                75,886     145,291
================================================================================

--------------------------------------------------------------------------------

Contractual maturity
Maturing in one year or less                    74,164     143,561
Maturing after one year through three years      1,722       1,730
--------------------------------------------------------------------------------
                                                75,886     145,291
================================================================================

Classification in the consolidated balance
  sheets
Cash equivalents                                74,164     117,440
Short-term investments                              --      26,121
Restricted cash                                  1,722       1,730
--------------------------------------------------------------------------------
                                                75,886     145,291
================================================================================

4. Investments and Other Assets

                                                         2000             1999
                                                        -------          -------
Portfolio investments (1)                               $23,444          $21,368
Long-term receivables (2)                                 4,904            1,115
Other                                                     1,130            1,905
                                                        -------          -------
                                                        $29,478          $24,388
                                                        =======          =======

(1) On June 8, 1998 the Company made a portfolio investment of $8,000,000 in cash through the purchase of 2,000,000 preference shares in LaserSight Incorporated. These preference shares are convertible to LaserSight Incorporated common shares at $4.00 per share. On March 24, 1999, the Company made an additional $2,000,000 investment to purchase 500,000 common shares in LaserSight Incorporated. On January 28, 2000, the Company made an additional $10,000,000 investment to purchase 1,015,873 common shares of LaserSight Incorporated. LaserSight Incorporated is a publicly traded United States manufacturer of excimer lasers, microkeratomes and microkeratome blades with limited approval for its excimer laser. The Company's fully diluted ownership interest in LaserSight Incorporated is 16.1%.

      During fiscal 2000, the Company made a number of portfolio investments in the amount of $7,188,000 in various companies related to the laser vision correction industry to support the development of laser vision correction technology.

(2) Long-term receivables include an amount from a related secondary care practice. In fiscal 1999, a long-term receivable arose which was non-interest bearing, unsecured and is to be repaid based on an escalating percentage of the practice's revenue collected over the next five (5) years.

      During fiscal 2000, the Company advanced $1,435,000 to a related secondary care practice in exchange for a five (5) year promissory note bearing a fixed interest rate of 8%.

      During fiscal 2000, the Company advanced $1,000,000 to an unrelated refractive care services provider in exchange for a convertible subordinated term note bearing interest at current LIBOR rates to mature by July 1, 2002.

      During fiscal 2000, the Company provided financing of $900,000 at 10% to an unrelated refractive care service provider for lasers, payable over a five (5) year period.

5. Intangibles

                                                                2000      1999
                                                               -------   -------
Goodwill (net of amortization of $8,121,000 (1999 -            $45,311   $35,810
  $5,013,000))
Practice  management  agreements (net of amortization of
  $5,969,000 (1999 - $1,626,000))                               43,986    10,427
                                                               -------   -------
                                                               $89,297   $46,237
                                                               =======   =======

6. Fixed Assets

                                               2000                      1999
                                     ------------------------   ------------------------
                                                 Accumulated                Accumulated
                                       Cost      Depreciation    Cost       Depreciation
                                     ---------   -------------  --------    ------------
Land and buildings                   $ 4,042       $   619       $ 1,634       $   492
Computer equipment and
  software                            15,838         8,034         9,403         4,911
Furniture, fixtures
  and equipment                        8,230         3,310         6,278         2,522
Laser equipment                       17,073         5,968        13,615         4,208
Leasehold improvements                26,078         9,510        18,117         5,952
Medical equipment                     14,315         5,261        10,458         3,305
Vehicles and other                       890           333         1,193           315
                                     -------       -------       -------       -------
Less accumulated depreciation         86,466       $33,035        60,698       $21,705
                                      33,035                      21,705
                                     -------                     -------
Net book value                       $53,431                     $38,993
                                     =======                     =======

7. Assets under Capital Lease

                                                           2000            1999
                                                         -------         -------
Computer equipment and software                          $   164         $   116
Furniture, fixtures and equipment                            629             392
Laser equipment                                           15,507          13,691
Leasehold improvements                                        --              60
Medical equipment                                          2,616           2,398
                                                         -------         -------
                                                          18,916          16,657
Less accumulated depreciation                              8,194           6,101
                                                         -------         -------
                                                         $10,722         $10,556
                                                         =======         =======

8. Long-Term Debt

                                                                2000       1999
                                                               ------     ------
   Interest at 8%, due July 2000 to September 2001,
     payable to affiliated physicians                          $  155     $  716
   Interest ranging from 5.75% to 12% (1999 - 5.75%
     to 12%), due April 2001 to March 2007,
     collateralized by equipment                                5,099      6,085
                                                               ------     ------
                                                                5,254      6,801
   Less current portion                                         2,332      2,181
                                                               ------     ------
                                                                2,922     $4,620
                                                               ======     ======

      During fiscal 1999, the Company maintained participating loan agreements providing for additional monthly payments on principal based on a percentage of net revenues in excess of the minimum monthly payments. Such additional monthly payments ceased once the lender received a specified implicit rate of return. During fiscal 1999, the participating loan terms were amended to increase the minimum monthly payments to a level based on the original specified implicit rate of return and to eliminate the additional monthly payments based on a percentage of revenue. In March 1999, the participating loans were fully repaid in cash.

      Aggregate minimum repayments of principal for each of the next five years and thereafter are as follows:

2001                                                         $2,332
2002                                                          2,003
2003                                                            472
2004                                                            172
2005                                                             85
Thereafter                                                      190

9. Obligations under Capital Leases

      The leases expire between 2000 and 2004 and include imputed interest at rates ranging from 6% to 14%. The majority of capital leases are denominated in U.S. dollars and represent leases for lasers and medical equipment. The capitalized lease obligations represent the present value of future minimum annual lease payments as follows:

                                                         2000           1999
                                                       -------        -------
2000                                                   $    --        $ 5,141
2001                                                     5,472          4,429
2002                                                     3,589          2,890
2003                                                     1,316            816
2004                                                       326             --
                                                       -------        -------
                                                        10,703         13,276
Less interest portion                                    1,637          2,149
                                                       -------        -------
                                                         9,066         11,127
Less current portion                                     5,260          4,717
                                                       -------        -------
                                                       $ 3,806        $ 6,410
                                                       =======        =======

10. Deferred Compensation and Rent

      Deferred compensation represents a plan to compensate certain key managerial executives and was included as part of the acquisition of 20/20 Laser Centers, Inc. ("20/20"). The plan vested 100% on the earlier of February 15, 1999 or termination of employment, as defined. On May 31, 1998, $320,000 was accrued on potential deferred compensation of $320,000. During fiscal 1999, outstanding options were exercised resulting in the elimination of the outstanding liability.

      Deferred rent represents the benefit of operating lease inducements which are being amortized on a straight-line basis over the related term of the lease.

11. Capital Stock

      At May 31, 2000 the Company's capital stock position included Common Stock and Warrants as reflected in the Consolidated Statements of Stockholders' Equity and also offered options for corporate employees and certain other individuals.

a)    Common Stock

i) In the 1997 acquisition of The Vision Source, Inc., the Company issued 421,804 common shares which were placed in escrow. 210,902 shares were released from escrow within 15 months from the date of issue (see Note
      17). Release of 210,902 of the remaining shares was subject to an earn-out formula. These shares represent contingent purchase consideration and, with the completion of the earn-out period these shares were released from escrow and assigned a value of $6.645/share as per the contract resulting in an increase to capital stock of $1,397,000. A final tranche of shares valued at $4,056,000 representing 536,764 shares as per the terms of the purchase agreement will be issued subsequent to fiscal 2000.

ii) On November 4, 1999, the Company announced that it intended to purchase up to 1,870,000 of its common shares, representing approximately 5% of 37,453,188 common shares outstanding at that time. The purchases are to take place from time to time, depending on market conditions, through the facilities of the Nasdaq National Market and The Toronto Stock Exchange. The Company commenced purchasing shares on November 8, 1999 and will terminate purchasing by November 4, 2000, or by such earlier date as the Company may determine. The prices which the Company will pay for any common shares will be the market price of the shares at the time of acquisition. Any common shares acquired by the Company will be cancelled. At May 31, 2000, the Company had purchased and cancelled 710,000 common shares at an average market price of U.S. $14.60 per share.

iii) During fiscal 1999, the Company introduced an employee share purchase plan to facilitate the ownership of the Company's common shares by its employees. Employee purchases are supplemented annually by an additional 25% contribution by the Company.

iv) On September 24, 1998, the Company exercised a contractual option to purchase 116,771 common shares from the Goldstein Family Trust for $1,264,411 in cash. The common shares were then cancelled and capital stock was reduced using the average value of common shares as of November 30, 1998 of Cdn. $6.20 per share. The remaining allocation of the cash paid for the shares was reflected as a reduction in deficit. In addition, shares were retired in connection with a divestiture (Note 18).

b)    Warrants

      Effective January 1, 2000, the Company granted warrants to purchase 100,000 of the Company's common shares at an exercise price of $13.063 per share, representing the average market price for the common shares during the twenty trading days prior to the effective date of the grant of the warrants. These warrants were granted to an employee benefits company in consideration for establishing a business relationship. The warrants are non-transferable, have a five (5) year term and vest over a period of three (3) years. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) as a transaction not involving a public offering. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest of 6.35%; dividend yield of 0%; volatility factor of the expected market price of the Company's common shares of .35 and an expected life of five (5) years.

c)    Options

      As of May 31, 2000, the Company has reserved 4,116,000 common shares for issuance under its stock option plan for corporate employees and certain other individuals. Options granted have terms ranging from five (5) to eight (8) years. Vesting provisions on options granted to date include options that vested immediately, options that vest in equal amounts annually over the first four (4) years of the option term and options that vest entirely on the first anniversary from the grant date. Those exercise prices, which are denominated in Canadian dollars, for options outstanding as of May 31, 2000 range as follows:

                                  Outstanding                    Exercisable
                         ------------------------------  -----------------------------
       Price Range         Number of   Weighted-Average    Number of    Weighted-Average
                            Options         Price           Options         Price
   CDN$2.50 - CDN$7.25     1,573,458       CDN$3.35        1,573,458       CDN$3.35
  CDN$10.70- CDN$19.73      277,726       CDN$11.51         262,450       CDN$12.22
  CDN$20.75 - CDN$30.66     626,231       CDN$26.39         249,545       CDN$22.98
  CDN$32.18 - CDN$74.50     48,844        CDN$50.16          2,013        CDN$43.35

      During the year, options denominated in U.S. dollars were issued and outstanding with prices ranging as follows:

                                  Outstanding                      Exercisable
                         ------------------------------   -----------------------------
       Price Range         Number of   Weighted-Average    Number of   Weighted-Average
        (in US $)           Options         Price           Options        Price
     $6.73 - $18.37         47,147        US$10.91            --             --
     $18.63 - $23.50       455,601        US$19.04          60,806        US$19.55
     $23.62 - $24.53         9,250        US$23.92            --             --
     $27.38 - $38.62        10,875        US$30.54           1,781        US$30.82
     $41.50 - $50.94         8,300        US$43.63            --             --

                                                         Weighted      Weighted
                                                          Average       Average
                                                          Strike        Strike
                                            Options      Price Per     Price Per
                                            (000's)        Share         Share
                                           ------------  ---------     ---------
May 31, 1997                                  1,969       CDN$3.73       US$2.56
Granted                                         518          11.79          8.09
Exercised                                       (71)          6.12          4.20
                                              -----      ---------       -------
May 31, 1998                                  2,416       CDN$5.39       US$3.70
Granted                                         783          26.71         17.65
Exercised                                      (507)          7.21          4.77
                                              -----      ---------       -------
May 31, 1999                                  2,692      CDN$11.12       US$7.54
Granted                                         453         $30.14        $20.62
Exercised                                       (88)         10.71          7.26
                                              -----      ---------       -------
May 31, 2000                                  3,057      CDN$13.95       US$9.49
                                             ======      =========       =======
Exercisable at May 31, 2000                   2,150       CDN$7.53       US$5.08
                                             ======      =========       =======

      During 1999, the Company issued 74,668 common shares with a weighted average strike price of U.S. $4.87 pursuant to option agreements assumed in connection with the 20/20 acquisition. At May 31, 1999, no further options relating to these agreements are outstanding.

      During 1999, the Company issued 191,337 common shares at U.S. $0.02665 per share in connection with options granted to third parties for services rendered to 20/20 that were assumed in connection with the 20/20 acquisition. At May 31, 1999, no further options relating to these agreements are outstanding.

      SFAS No. 123, "Accounting for Stock-based Compensation", became effective for the Company's 1997 fiscal year. The Company continues to account for its outstanding fixed price stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", which results in the recording of no compensation expense in the Company's circumstances. Had compensation expense for stock options granted been determined based upon fair value at the grant date consistent with the methodology prescribed by SFAS No. 123, the pro forma effects of fiscal 2000, 1999 and 1998 grants on the net loss and loss per share amounts for the years ended May 31, 2000, 1999 and 1998 would have been as follows:

                                                  2000        1999       1998
                                               --------------------------------
Net loss under U.S. GAAP                         (5,918)     (4,556)   $(10,280)
Adjustments for SFAS 123                         (3,761)     (3,784)     (1,195)
                                               --------------------------------
Pro forma net loss under U.S. GAAP               (9,679)     (8,340)   $(11,475)
                                               --------------------------------
Pro forma loss per share under U.S. GAAP       $  (0.26)   $  (0.24)   $  (0.41)
                                               ================================

      The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest of 5.0% for fiscal 1998, 6.75% for fiscal 1999 and 7.5% for fiscal 2000; dividend yield of 0%; volatility factors of the expected market price of the Company's common shares of 0.60 for fiscal 1998,
0.66 for fiscal 1999 and 0.71 for fiscal 2000; and a weighted average expected option life of 2.5 years for fiscal 1998, 3.3 years for fiscal 1999 and 3.5 years for fiscal 2000. The fair market value of the options granted during the fiscal year ended May 31, 2000 is $5,800,000 (1999 - $9,200,000; 1998 -
$2,100,000). The Black-Scholes option pricing model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

12. Interest and Other and Depreciation and Amortization

                                                 2000        1999        1998
                                               --------    --------    --------
Interest and other
Interest on long-term debt                     $    498    $    810    $  1,200
Interest on obligations under capital lease       1,720       1,540       1,177
Interest and bank charges, net                      453       1,992         586
Interest income                                  (7,163)     (2,097)       (937)
Foreign exchange gains                               --          --        (592)
                                               --------    --------    --------
                                               $ (4,492)   $  2,245    $  1,434
                                               ========    ========    ========
Depreciation and amortization
Fixed assets                                   $ 11,880    $  8,643    $  4,394
Assets under capital lease                        2,412       2,409       1,709
Goodwill                                          3,053       3,060       1,694
Practice management agreements                    4,343         822       1,663
                                               --------    --------    --------
                                               $ 21,688    $ 14,934    $  9,460
                                               ========    ========    ========

13. Income Taxes

      Deferred income taxes consist of the following temporary differences:

                                               2000         1999         1998
                                             --------     --------     --------
Tax benefit of loss carryforwards
      Pre-acquisition                        $  9,538     $ 11,785     $ 22,132
      Post-acquisition                          6,453        6,094        4,446
Start-up costs                                    954        1,816        1,180
Intangibles                                       819           --           --
Comprehensive income                            2,136           --           --
Other                                           2,296        1,556           --
Valuation allowance                           (16,346)     (17,345)     (19,912)
                                             --------     --------     --------
                                             $  5,850     $  3,906     $  7,846
                                             --------     --------     --------
Liabilities:
Practice management agreements               $  1,848     $  1,771     $  7,728
Capital assets                               $  4,002     $  2,135          $--
Comprehensive income                               --        4,525           --
Other                                              --           --          118
                                             --------     --------     --------
                                             $  5,850     $  8,431     $  7,846
                                             ========     ========     ========
                                                   --     $  4,525           --
                                             ========     ========     ========

      As at May 31, 2000, the Company has non-capital losses available for carry forward for income tax purposes of approximately $40,362,000, which are available to reduce taxable income of future years.

      The Canadian losses can only be utilized by the source company whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $10,895,000 expire as follows:

2001                 $3,520
2002                  2,980
2003                  2,332
2004                  1,506
2005                    557

      The United States losses of $29,467,000 expire between 2011 and 2013. Included in the Canadian losses are $9,210,000 of losses and in the United States losses are $14,437,000 losses from the acquisitions of 20/20 and BeaconEye, of which the availability and timing of utilization may be restricted.

      The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to loss before income taxes and non-controlling interest were as follows:

                                                           2000       1999       1998
                                                         -------    -------    -------
Income tax recovery  based on the  Canadian  statutory
  income tax rate of 44.6%  (1999 - 44.6%)               $   241    $(1,070)   $(3,896)
   o  Current year's losses not utilized                   1,950        263      2,196
   o  Expenses not deductible for income tax purposes      1,675      4,203      2,339
   o  Adjustments of cash vs. accrual tax deductions
      for U.S. income tax purposes                           363        223      1,545
   o  Utilization of prior year's losses                  (1,675)    (2,355)    (1,225)
   o  Corporate  Minimum Tax, Large Corporations Tax
      and foreign tax                                        879      1,129        200
   o  LLC's taxable income allocated to non-TLC
      members                                               (192)      (312)        --
   o  Other                                                  213        (61)       (88)
                                                         -------    -------    -------
Provision for income taxes                               $ 3,454    $ 2,020    $ 1,071
                                                         =======    =======    =======

The provision for income taxes is as follows:

                                                 2000         1999         1998
                                                ------       ------       ------
Current:
      Canada                                       322       $   34       $  940
      United States - federal                    2,541        1,441           --
      United States - state                        502          545          131
      Other                                         89           --           --
                                                ------       ------       ------
                                                $3,454       $2,020       $1,071
                                                ======       ======       ======

14. Commitments and Contingencies

      As of May 31, 2000, the Company has entered into operating leases for rental of office space and equipment, which require future minimum lease payments aggregating $34,194,000. Future minimum lease payments in aggregate and over the next five years are as follows:

             2001                              $8,537
             2002                               7,962
             2003                               7,403
             2004                               6,387
             2005                               3,905

      As of May 31, 2000, the Company has entered into a one year maintenance agreement with a major laser manufacturer for all of that manufacturer's lasers which are currently in use by the Company, which require future minimum lease payments aggregating $1,645,000. Future minimum maintenance payments do not extend past the next 12 months.

      As of May 31, 2000, the Company has entered into contracts for the completion of freehold facilities and furnishings for center and office facilities. Future minimum contracts valued at $5,900,000 will be payable within the next 12 months.

      One of the Company's subsidiaries, together with other investors, has jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee amount to approximately $2,395,000 at May 31, 2000.

15. Segmented Information

      The Company has two reportable segments: refractive, and other. The refractive segment is the core focus of the Company which reflects the provision of laser vision correction. The other segment includes an accumulation of non-core business activities including the management of secondary care centers which provide advanced levels of eyecare, activities involving the development of eyeVantage.com as an internet based company and managed care (applicable only in 1999 and prior). In prior periods, activity in the secondary care reflected a larger portion of the business activity and was presented as a separate segment. The disposal of the management of certain secondary care sites has reduced the magnitude of activities from secondary care such that a separate segment for secondary care is no longer meaningful.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operational components including paid procedures, net revenue after doctors' fees, fixed costs and income (loss) before income taxes.

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

      The Company's business segments are as follows:

2000                                           Refractive     Other        Total
                                               -----------------------------------
Revenues and physician costs:
Net revenues                                   $ 190,233    $  10,990    $ 201,223
Doctor compensation                               17,333            2       17,335
                                               -----------------------------------
Net revenue after doctor compensation            172,900       10,988      183,888
                                               -----------------------------------
Expenses:
Operating                                        153,673       12,477      166,150
Interest and other                                (4,574)          82       (4,492)
Depreciation  of  capital  assets and assets
  under lease                                     12,886        1,406       14,292
Amortization of intangibles                        6,363        1,033        7,396
                                                 168,348       14,998      183,346
                                               -----------------------------------
Income (loss) from operations                      4,552       (4,010)         542
Income taxes                                      (3,141)        (313)      (3,454)
Non-controlling interest                          (2,443)        (563)      (3,006)
                                               -----------------------------------
Net loss                                       $  (1,032)   $  (4,886)   $  (5,918)
                                               ===================================

Total assets                                   $ 250,279    $  39,085    $ 289,364
                                               ===================================
Total fixed and intangible expenditures        $  65,941    $   8,477    $  74,418
                                               ===================================

1999                                                      Secondary
                                              Refractive     Care         Other       Total
                                             ------------------------------------------------
Revenues and physician costs:
Net revenues                                 $ 132,428    $  11,389    $   3,093    $ 146,910
Doctor compensation                             12,824           --           --       12,824
                                             ------------------------------------------------
Net revenues after doctor compensation         119,604       11,389        3,093      134,086
                                             ------------------------------------------------
Expenses:
Operating                                       89,875        8,972        3,618      102,465
Interest and other                               2,343         (125)          27        2,245
Depreciation of capital assets and assets
  under lease                                    9,804          986          262       11,052
Amortization of intangibles                      2,546        1,201          135        3,882
Restructuring charges (non-cash
  portion - $11,167)                                --       10,298        2,626       12,924
                                             ------------------------------------------------
                                               104,568       21,332       10,274      136,174
                                             ------------------------------------------------
Income (loss) from operations                   15,036       (9,943)      (7,181)      (2,088)
Income taxes                                    (1,820)          --         (200)      (2,020)
Non-controlling interest                          (800)        (376)         728         (448)
                                             ------------------------------------------------
Net income (loss)                            $  12,416    $ (10,319)   $  (6,653)   $  (4,556)
                                             ================================================

Total assets                                 $ 274,846    $  16,678    $   4,151    $ 295,675
                                             ================================================
 Total fixed and intangible expenditures     $  25,803    $   7,707    $   2,026    $  35,536
                                             ================================================

1998                                                    Secondary
                                           Refractive     Care         Other        Total
                                           ------------------------------------------------
Revenues and physician costs:
Net revenues                               $  51,079    $   6,641    $   1,402    $  59,122
Doctor compensation                            5,242           --           --        5,242
                                           ------------------------------------------------
Net revenues after doctor compensation     $  45,837    $   6,641    $   1,402    $  53,880
                                           ------------------------------------------------
Expenses:
Operating                                     41,620        6,294        1,607       49,521
Interest and other                             1,158           87          189        1,434
Depreciation of capital assets and
  assets under lease                           4,367        1,607          129        6,103
Amortization of intangibles                    2,740          578           39        3,357
                                           ------------------------------------------------
                                              49,885        8,566        5,231       63,682
                                           ------------------------------------------------
Income (loss) from operations                 (4,048)      (1,925)      (3,829)      (9,802)
Income taxes                                    (994)         (71)          (6)      (1,071)
Non-controlling interest                          78         (116)         631          593
                                           ------------------------------------------------
Net loss                                   $  (4,964)   $  (2,112)   $  (3,204)   $ (10,280)
                                           ================================================

Total assets                               $ 136,994    $  23,887    $   2,599    $ 163,480
                                           ================================================
Total fixed and intangible expenditures    $  30,542    $  12,626    $   1,750    $  44,918
                                           ================================================

The Company's geographic segments are as follows:

2000                                                         United
                                                 Canada      States      Total
                                                --------------------------------
Revenues and physician costs:
Net revenues                                    $ 17,275    $183,948    $201,223
Doctor compensation                                2,876      14,459      17,335
                                                --------------------------------
Net revenue after doctor compensation           $ 14,399    $169,489    $183,888
                                                ================================

Total fixed assets and intangibles              $ 22,195    $131,255    $153,450
                                                ================================

1999                                                         United
                                                 Canada      States      Total
                                                --------------------------------
Revenues and physician costs:
Net revenues                                    $ 16,247    $130,663    $146,910
Doctor compensation                                2,583      10,241      12,824
                                                --------------------------------
Net revenue after doctor compensation           $ 13,664    $120,422    $134,086
                                                ================================

Total fixed assets and intangibles              $ 18,895    $ 76,891    $ 95,786
                                                ================================

1998                                                         United
                                                 Canada      States      Total
                                                --------------------------------
Revenues and physician costs:
Net revenues                                     $11,175     $47,947     $59,122
Doctor compensation                                1,475       3,767       5,242
                                                --------------------------------
Net revenue after doctor compensation            $ 9,700     $44,180     $53,880
                                                ================================

Total fixed assets and intangibles               $15,111     $74,309     $89,420
                                                ================================

16. Financial Instruments

Fair Value

      The carrying values of cash equivalents, accounts receivable, accounts and accrued liabilities and income taxes payable approximates their fair values because of the short-term maturities of these instruments.

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

      The fair values of the Company's short-term investments are based on quotes from brokers. In fiscal 1999, the Company's short-term investment portfolio consisted substantially of corporate bonds. The bonds were purchased with the proceeds from the Company's May 1999 share offering. The bonds had remaining terms to maturity not exceeding six months with a substantial majority of the bonds having remaining terms to maturity of less than one month.

      Portfolio investments consist of the Company's investment in the common and preferred shares of LaserSight Incorporated and the common shares of three other publicly traded companies (1999 - one). These investments are accounted for at the lower of cost or market. The fair value of the Company's portfolio investments, excluding the LaserSight Incorporated preferred shares, are based on quotes from brokers. Fair value information for the LaserSight Incorporated preferred shares is not readily determinable and therefore the preferred shares have been included at their cost in the fair value information presented below:

                                                 2000            1999
                                               -------         -------
Short-term investments                         $    --         $26,212
Portfolio investments (cost: 2000 -
  $27,895; 1999 - $10,907)                     $23,444          21,470

Risk Management

      The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of credit limits. At May 31, 2000, the Company had recorded an allowance for doubtful accounts of $2,849,000 (1999 - $1,479,000). The Company does not have a significant exposure to any individual customer, except for amounts due from those refractive and secondary eye practices which it manages and which are collateralized by the practice's patient receivables.

      Cash accounts at the Canadian banks are insured by the Canadian Depositary Insurance Corporation for up to Cdn.$60,000. In the United States, the Federal Depositary Insurance Corporation insures cash balances up to $100,000. As of May 31, 2000, bank deposits exceeded insured limits by $6,030,492 (1999 - $6,572,530).

      The Company operates in Canada and the United States and is therefore exposed to market risks related to foreign currency fluctuations between these currencies. As well, there is cash flow exposure to interest rate fluctuations on debt carrying floating rates of interest.

17. Acquisitions

2000 Transactions

      The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates:

i. On June 30, 1999, the Company made a capital contribution of $1,002,000 representing a 50.1% interest in TLC USA LLC, the operating company, for activities of a strategic alliance with a subsidiary of Kaiser Permanente with the intention to initially own and operate three refractive centers in California and to eventually develop additional centers in markets in the United States where Kaiser Permanente has a significant presence.

ii. On July 8, 1999, the Company acquired 50.1% of the operating assets and liabilities of Laser Eye Care of California LLC with an investment of $11,200,000 in cash and certain operating assets and liabilities of the Company's two California refractive centers. Additional amounts were payable contingent upon achieving certain levels of profit. At December 31, 1999 at the completion of the earn out period, the required levels of profit were met and an additional payment of $6,000,000 was made to complete the transaction.

iii. On August 18, 1999, the Company acquired the laser vision correction assets of Laser Vision Consultants of Albany, P.L.L.C. in exchange for $1,000,000 cash and 30,000 common shares with a value of $728,000 which will be released equally over three (3) years.

iv. On December 17, 1999, eyeVantage.com, Inc., an 83% owned subsidiary of the Company, acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for $750,000 in cash, the assumption of $250,000 of liabilities and shares with a value of $3,000,000 in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com shares. The value of $3,000,000 is payable in cash as a result of the public offering not being completed within the guidelines set by the acquisition agreement. eyeVantage.com is currently in negotiations regarding the payments of this obligation which is non-interest bearing and is payable in eight (8) equal quarterly installments, the first of which is due on June 30, 2000.

v. On December 31, 1999, the earn out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. 210,902 shares of the Company with a value of $1,397,000 as determined by the acquisition agreement were released from escrow to the sellers of The Vision Source, Inc. An additional 536,764 shares valued at $4,056,000 will be issued to the sellers of The Vision Source, Inc. to reflect the final calculation of contingent amounts as determined by the earn out formula.

vi. On January 11, 2000, eyeVantage.com, Inc., an 83% subsidiary of the Company acquired the operating assets and liabilities of Optical Options, Inc. in exchange for shares with a value of $6,000,000 in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed within the guidelines set by the acquisition agreement, the Company is required to issue two notes payable to the sellers for $3,000,000 each, the first of which bears an interest rate of 8% and is due on July 10, 2000 and the second notes which carries bears an interest rate of 8% and is payable in eight (8) equal quarterly installments, the first of which is due on August 1, 2000.

vii. On February 15, 2000, the Company acquired the membership interests of New Jersey Practice Management LLC for $2,828,000 in cash and amounts contingent upon future events. $600,000 is being held in escrow for a period of one year subject to an adjustment of the purchase price determined by completion of the earn out period and calculation of a contingent amount. Contingent amounts are determined based on fees received by the Company pursuant to an Administrative Services Agreement.

viii. On March 31, 2000, the Company acquired certain assets of a physician's practice located in the State of New York ("New York Practice") in exchange for $11,860,000 in cash and common shares with a value of up to $3,000,000 contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to an Administrative Services Agreement.

ix. On May 8, 2000, the Company acquired an 80% membership interest in Laser Eye Care of Torrance, LLC in exchange for $3,222,000 in cash through Laser Eye Care of California, LLC, a 50.1% subsidiary of the Company.

      The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                            Laser Eye
                                             Care of    New York
                                            California  Practice    Other       Total
                                            -------------------------------------------
Current assets (including cash of $1,137)   $    153    $     --   $  1,102    $  1,255
Capital assets                                   284          --        564         848
Assets under lease                             1,807          --         --       1,807
Goodwill                                          --          --     15,588      15,588
Practice management agreements                16,852      12,006      7,802      36,660
Current liabilities                             (146)         --       (913)     (1,059)
Long-term debt                                    --          --       (280)       (280)
Obligations under capital leases              (1,607)         --         --      (1,607)
Non-controlling interest                        (868)         --     (1,078)     (1,946)
                                            -------------------------------------------
                                            $ 16,475    $ 12,006   $ 22,785    $ 51,266
                                            -------------------------------------------

Funded by:
Issuance of common shares                   $     --    $     --   $  2,125    $  2,125
Contribution of cash                          16,000      11,860      7,445      35,305
Notes payable                                     --          --      9,000       9,000
Common shares to be issued                        --          --      4,056       4,056
Acquisition costs                                475         146        159         780
                                            -------------------------------------------
                                            $ 16,475    $ 12,006   $ 22,785    $ 51,266
                                            ===========================================

1999 Transactions

      The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates:

i. On June 19, 1998, the Company made a 51% equity investment of $204,000 in cash in AllSight, Inc., a refractive laser center in the Pittsburgh, PA area.

ii. On July 1, 1998, TLC NorthWest Eye, Inc. a wholly-owned subsidiary of the Company, acquired in two separate transactions the operating assets and liabilities of the Figgs Eye Clinic in Yakima, Washington and the practice of Robert C. Bockoven with three locations in Washington, in exchange for cash and debt. Consideration was $750,000 for the Figgs Eye Clinic assets and liabilities and $725,000 for the practice of Robert C. Bockoven.

iii. On September 1, 1998, the Company acquired the 10% minority interest of Vision Institute of Canada in one of the Company's laser centers in Toronto in exchange for $332,000 in cash and common shares with a value of $332,000.

iv. On October 13, 1998, the Company acquired 90% of the operating assets and liabilities of WaterTower Acquisition, Inc. in exchange for cash of $625,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn out period and the outcome of the contingency is known. Contingent amounts are calculated based on a percentage of excess income over a target amount for the next three (3) years.

v. On November 30, 1998, the Company acquired 85% of the operating assets and liabilities of Aspen HealthCare, Inc. for cash consideration of $3,800,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn out period and the outcome of the contingency is known. Contingent amounts are calculated based on meeting certain annual net income targets over five (5) years.

vi. On January 5, 1999, the Company acquired 100% of the outstanding shares of Baltimore Practice Management, LLC in exchange for cash of $6,060,000 and an ownership interest in certain future refractive surgery centers. No value will be assigned to the ownership interest; however, the non-controlling interest percentage on future earnings attributable to these new refractive surgery centers will be reflected accordingly upon consolidation in the future.

vii. On March 1, 1999, the Company made a 51% capital contribution of $205,000 in cash in TLC The Laser Center (Green Bay/Milwaukee) LLC, which operates a laser center in the Green Bay, Wisconsin area.

      During the year, the Company completed transactions with doctor groups to enhance the network of optometrists and ophthalmologists in exchange for common shares with a value of $505,000. Miscellaneous acquisitions were completed in exchange for cash of $1,407,000.

      The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

Current assets (including cash of $2,428)                              $  2,261
Capital assets                                                            1,674
Goodwill                                                                  7,648
Practice management agreements                                            6,060
Current liabilities                                                        (621)
Long-term debt                                                           (1,221)
Non-controlling interest                                                   (476)
                                                                       --------
                                                                       $ 15,325
                                                                       --------
Funded by:
Issuance of common shares                                              $    837
Issuance of debt                                                            738
Contribution of cash                                                     13,465
Acquisition costs                                                           285
                                                                       --------
                                                                       $ 15,325
                                                                       --------

1998 Transactions

BeaconEye Inc.

      On April 16, 1998, the Company, through a take-over bid circular, acquired 97% of the common shares of BeaconEye Inc. ("BeaconEye") and the remaining 3% was acquired by April 24, 1998. The acquisition was financed through the issuance of 872,293 common shares.

      The Company's investment in BeaconEye has been accounted for by the purchase method and the results of operations have been consolidated from April 16, 1998.

      The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair values as follows:

Current assets                                                         $  1,200
Restricted cash                                                           1,380
Capital assets and assets under capital lease                            15,844
Goodwill                                                                  9,011
Current liabilities assumed                                              (6,141)
Long-term debt and obligations under capital leases                      (5,037)
                                                                       --------
                                                                       $ 16,257
                                                                       ========
Funded by:
Issuance of common shares                                              $ 11,692
Funding of BeaconEye obligations and restructuring costs
through April 16, 1998                                                    4,483
Acquisition costs                                                            82
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

Practice management agreement                                             $2,881
                                                                          ======

Funded by:
Issuance of common shares                                                 $2,581
Cash                                                                         300
                                                                          ------
                                                                          $2,881
                                                                          ======

Michigan

      On February 1, 1998, the Company entered into an agreement (the "Venture") in the State of Michigan. The Venture, called TLC Michigan, LLC, is owned 50.1% by the Company and 49.9% by a group of ophthalmologists. The Venture owns secondary care centers throughout Michigan, and, through subsidiaries, a refractive laser center and an 80% interest in a cosmetic laser center in the Detroit area.

      The Company's investment in the Venture has been accounted for by the purchase method and the results of operations have been consolidated from February 1, 1998.

      The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair values as follows:

Current assets (including cash of $500,000)                             $   552
Capital assets                                                              567
Practice management agreement                                             6,403
Investments in subsidiaries                                                 754
Note receivable                                                           4,682
Other assets                                                                146
Current liabilities including current portion of long-term debt            (298)
Long-term debt                                                             (332)
Non-controlling interest                                                 (5,912)
                                                                        -------
                                                                        $ 6,562
                                                                        =======
Funded by :
Issuance of common shares                                               $   626
Contribution of cash                                                        500
Contribution of assets                                                      754
Note payable to the Venture                                               4,682
                                                                        -------
                                                                        $ 6,562
                                                                        =======

      Under APB 16, the Company is required to disclose the following information relating to its acquisitions:

      If the operating assets and liabilities of Laser Eye Care of California LLC had been acquired on June 1, 1998, the unaudited pro forma effects on the consolidated statements of loss for the fiscal years ended May 31, 1999 and 2000 would have been additional revenues of $14,599,000 and $2,275,000 respectively and additional losses of $923,000 in the fiscal year ended May 31, 1999 and a reduction of losses of $65,000 in the fiscal years ended May 31, 2000.

      The above unaudited pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the acquisitions had occurred on June 1, 1998, nor is it necessarily indicative of the results of operations which may occur in the future. Anticipated efficiencies from the combination have been excluded from the amounts included in the pro forma information.

      The pro forma information relating to the acquisitions that occurred during fiscal 1998 are not presented as amounts do not significantly differ from the reported results.

18. Divestitures and Restructuring Charges

In the last quarter of fiscal 1999, management made a decision to restructure operations in connection with its managed care and secondary care businesses. The following divestitures were completed in connection with this restructuring:

(a) On May 31, 1999, the Company sold certain assets of NorthWest Eye Inc. in exchange for the assumption of certain liabilities by the purchaser. In connection with the sale, the Company recorded a restructuring charge of $10,300,000 relating to the write-off of intangibles and amounts due from affiliated physician groups and decided not to continue with secondary care at this location.

(b) On April 27, 1999, the Company sold the capital assets and intangibles of TLC The Laser Center (Wisconsin Management) Inc. and TLC Wisconsin Eye Surgery Center Inc. in exchange for 139,266 common shares of the Company. These assets had a net book value of $4,047,000 and no gain or loss was recorded in connection with the transaction. The shares received by the Company upon disposition of these subsidiaries were cancelled, with capital stock being reduced using the average value of common shares as at April 27, 1999 of Cdn.$ 6.26.

(c) On May 19, 1999, the Company sold all of the assets of its managed care subsidiary to the former management of the subsidiary. The Company incurred a loss on the sale of $2.6 million.

19. Supplemental Cash Flow Information

Non-cash transactions:

                                                       2000      1999    1998
                                                     -------   ------- ---------

      Issue of warrants to be expensed over
        three years                                  $   532    $ --   $    --
      Capital stock issued as remuneration               387     600        --
      Capital stock issued for acquisitions            2,125     837    16,417
      Reversal of accrual for costs of IPO               139      --        --
      Accrued purchase obligations                    13,200     738     4,682
      Capital lease obligations relating to
        equipment purchases                            1,366     645     2,196

Cash paid for the following:

                                           2000            1999            1998
                                           ----            ----            ----

Interest                                  $2,671          $4,342          $2,963
                                          ======          ======          ======

Income taxes                              $5,647          $  978          $  458
                                          ======          ======          ======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except as set forth below in this Item 10, the information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 2000.

Directors and Executive Officers

      The following table indicates the names, ages and positions of the Company's directors and executive officers. There is no family relationship between any of the officers or directors.

Name                                    Age    Position with Company
----                                    ---    ---------------------
Elias Vamvakas                           42    Chief Executive Officer and Chairman of the
                                               Board of Directors
Thomas G. O'Hare(1)                      48    President
Dr. Jeffery J. Machat                    38    Co-National Medical Director and Director
Madeline D. Walker                       53    Chief Operating Officer
Rochelle Stenzler                        46    President, International Development
Dr. David C. Eldridge                    46    Executive Vice President, Clinical Affairs
Kathryn Hughes(2)                        31    Vice President, Marketing
Peter Hetz                               51    Vice President, Human Resources
Gary F. Jonas (6)                        55    Executive Vice President, Strategic Growth
Peter J. Kastelic                        43    Chief Financial Officer and Treasurer
Lloyd D. Fiorini                         34    General Counsel and Secretary
William Leonard                          35    Vice President, Operations
Henry Lynn                               49    Executive Vice President, Information Systems
John F. Riegert                          71    Director
James R. Connacher(3)(5)                 63    Director
Howard J. Gourwitz (3)(4)(5)             52    Director
Warren S. Rustand(4)(5)                  57    Director
Dr. William David Sullins, Jr.(3)(4)(5)  57    Director

      (1)   Commenced employment with Company on August 7, 2000.

      (2)   Employee resigned from Company on April 2000.

      (3)   Member of the Company's Compensation Committee.

      (4)   Member of the Company's Audit Committee.

      (5)   Member of the Company's Corporate Governance Committee.

      (6)   Employee resigned from Company on July 2000.

ITEM 11 EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 2000.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 2000.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

Report of Independent Auditors.

Consolidated Statements of Income -- Years Ended May 31, 1998, 1999 and 2000.

Consolidated Balance Sheets as of May 31, 1999 and 2000.

Consolidated Statements of Deficit -- Years Ended May 31, 1998, 1999 and 2000.

Consolidated Statements of Changes in Financial Position -- Years Ended May 31, 1998, 1999 and 2000.

Notes to Consolidated Financial Statements

(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

      None

(3) The following exhibits are provided with this Form 10-K:

    Exhibit
    Number        Description
      3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's 10-K filed with the Commission on August 28, 1998).

      3.2   Articles of Amendment

      3.3 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 10-K filed with the Commission on August 28, 1998).

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

      10.1  Material Contracts:

                  Certain Management Contracts, Compensatory Plans, Contracts or Arrangements:

            (c) TLC Amended and Restated Share Option Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162))
            (d) TLC Share Purchase Plan (incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162)).
            (f) Escrow Agreement with Elias Vamvakas and Jeffery J. Machat (incorporated by reference to Exhibit 10.1(f) to the Company's 10-K filed with the Commission on August 28, 1998).
            (g) Consulting Agreement with Excimer Management Corporation (incorporated by reference to Exhibit 10.1(g) to the Company's 10-K filed with the Commission on August 28, 1998).
            (h) Employment Agreement with Gary F. Jonas (incorporated by reference to Exhibit 10.1(h) to the Company's 10-K filed with the Commission on August 28, 1998).
            (l) Shareholder Agreement for Vision Corporation (incorporated by reference to Exhibit 10.1(l) to the Company's 10-K filed with the Commission on August 28, 1998).
            (m)   Employment Agreement with David Eldridge.
            (n)   Employment Agreement with William Leonard.
            (o)   Employment Agreement with Thomas O'Hare.

      21.1  List of Registrant's Subsidiaries
      23.1  Consent of Auditors

      27    Financial Data Schedule

      99(a) Canadian Management's Discussion and Analysis of Financial
            Condition and Results of Operation

      99(b) Canadian GAAP Financial Statements

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TLC LASER EYE CENTERS INC.


                                        By: /s/ Elias Vamvakas
                                           -------------------------------------
                                           Elias Vamvakas
                                           Chief Executive Officer
August 29, 2000

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                  TITLE                     DATE
         ---------                  -----                     ----

/s/ Elias Vamvakas          Chief Executive Officer
--------------------------  and Chairman of the
Elias Vamvakas              Board of Directors            August 29, 2000

                            Chief Financial Officer
/s/ Peter J. Kastelic       and Treasurer (Principal
--------------------------  Financial and Accounting
Peter J. Kastelic           Officer).                     August 29, 2000

/s/ Jeffery J. Machat
-------------------------   Co-National Medical
Dr. Jeffery J. Machat       Director and Director         August 29, 2000

/s/  Howard J. Gourwitz
-------------------------
Howard J. Gourwitz          Director                      August 29, 2000

/s/  William David Sullins
-------------------------
Dr. William David Sullins   Director                      August 29, 2000

/s/ Warren S. Rustand
-------------------------
Warren S. Rustand           Director                      August 29, 2000

/s/ John F. Riegert
-------------------------
John F. Riegert             Director                      August 29, 2000

James R. Connacher
-------------------------
James R. Connacher          Director                      August 29, 2000