Form 10-Q
period 2000-08-31
TLC LASER CENTER INC
filed 2000-10-16
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000
                         COMMISSION FILE NUMBER: 0-29302

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of August 31, 2000, there were 37,746,196 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC" shall mean TLC Laser Eye Centers Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-Q to "fiscal 2000" shall mean the 12 months ended on May 31, 2000 and "fiscal 2001" shall mean to 12 months ending on May 31, 2001. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

                Consolidated Statement of Income for the Three Months ended August 31, 2000 and August 31, 1999

                Consolidated Balance Sheet at August 31, 2000 and May 31, 2000

                Consolidated Statement of Cashflows for the Three
                Months ended August 31, 2000 and August 31, 1999

                Consolidated Statements of Stockholders' Equity

                Notes to Interim Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

        Item 2. Changes in Securities

        Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF INCOME

                                                          three months ended August 31,
(U.S. dollars, in thousands except per share amounts)         2000            1999
---------------------------------------------------------------------------------------
Net revenues
  Refractive                                              $     45,622    $     50,044
  Other                                                          2,323           1,999
Net revenues                                                    47,945          52,043

Expenses
  Doctor Compensation
    Refractive                                                   4,850           4,627
  Operating                                                     41,928          34,207
  Interest and other                                              (966)         (1,102)
  Depreciation of capital assets and assets under lease          3,733           3,043
  Amortization of intangibles                                    3,158           1,033
                                                                52,703          41,808

INCOME (LOSS) BEFORE INCOME TAXES AND
  NON-CONTROLLING INTEREST                                      (4,758)         10,235
Income taxes                                                      (174)         (3,672)
Non-controlling interest                                          (240)           (764)
NET INCOME (LOSS) FOR THE PERIOD                          $     (5,172)   $      5,799
                                                          ============================

BASIC INCOME (LOSS) PER SHARE                             $      (0.14)   $       0.16

Weighted average number of
  Common Shares Outstanding                                 37,203,625      37,403,397

Fully Diluted Income (Loss) per share                     $      (0.14)   $       0.15

TLC LASER EYE CENTERS INC.
SEGMENTED INFORMATION

                                                                                 three months ended
                                                                                     August 31,
                                                                                  2000        1999
(U.S. dollars, in thousands)                           Refractive     Other       Total       Total
----------------------------------------------------------------------------------------------------
Revenues and physician costs:
Net revenues                                            $ 45,622    $  2,323    $ 47,945    $ 52,043
Doctor compensation                                        4,850          --       4,850       4,627
Net revenue after doctor compensation                     40,772       2,323      43,095      47,416

Expenses

Operating                                                 37,030       4,898      41,928      34,207
Interest and other                                        (1,101)        135        (966)     (1,102)
Depreciation of capital assets and assets under lease      3,496         237       3,733       3,043
Amortization of intangibles                                2,398         760       3,158       1,033
Start-up and development expenses                             --          --          --          --
Restructuring charges                                         --          --          --          --
                                                          41,823       6,030      47,853      37,181

Income (loss) from operations                             (1,051)     (3,707)     (4,758)     10,235

Income taxes                                                (188)         14        (174)     (3,672)
Non-controlling interest                                    (193)        (47)       (240)       (764)
Net Income                                              $ (1,432)   $ (3,740)   $ (5,172)   $  5,799
                                                        ============================================

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEET

                                                          August 31,    May 31,
(U.S. dollars, in thousands)                                2000         2000
--------------------------------------------------------------------------------

Assets
Current assets
  Cash and cash equivalents                              $  72,823    $  78,531
  Accounts receivable                                       12,332       15,527
  Income taxes recoverable                                     978        4,734
  Prepaids and sundry assets                                 5,324        5,922
  Total current assets                                      91,457      104,714

Restricted cash                                              1,727        1,722

Investments and other assets                                28,605       29,478
Intangibles                                                 93,219       89,297
Capital assets                                              52,415       53,431
Assets under capital lease                                   9,950       10,722
Total assets                                             $ 277,373    $ 289,364
                                                         ======================

Liabilities
Current liabilities
     Accounts payable and accrued liabilities            $  17,267    $  21,467
     Accrued purchase obligations                            6,000       13,200
     Accrued wage costs                                      4,448        2,974
     Current portion of long term debt                       1,913        2,332
     Current portion of obligations under capital lease      4,845        5,260
     Total current liabilities                              34,473       45,233

Long term debt                                               2,758        2,922

Obligations under capital lease                              3,030        3,806
Deferred rent and compensation                               1,119          915
  Total liabilities                                         41,380       52,876

Non-controlling interest                                    12,897       12,842

Commitments

Shareholders' equity
Capital stock                                              276,088      269,953
Warrants                                                       532          532
Deficit                                                    (47,560)     (42,388)
Accumulated other comprehensive income (loss)               (5,964)      (4,451)
  Total shareholders' equity                               223,096      223,646

Total liabilities and shareholders' equity               $ 277,373    $ 289,364
                                                         ======================

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF CASHFLOWS

                                                                       three months ended
                                                                     August 31,   August 31,
(U.S. dollars, in thousands)                                            2000         1999
--------------------------------------------------------------------------------------------

Operating activities
Net income for the year                                              $  (5,172)   $   5,799
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                          6,891        4,076
  Goodwill written off in the period                                        --           --
  (Gain)/loss on sale of fixed assets and assets under lease               479          279
  Non-cash restructuring costs                                              --           --
  Non-controlling interest                                                 240          530
  Other                                                                     --         (205)
Changes in non-cash operating items
Accounts receivable                                                      3,195       (2,132)
Prepaids and sundry assets                                               1,098       (1,221)
Accounts payable and accrued liabilities                                (2,827)       1,474
Income taxes payable (net)                                               3,765        2,964
Deferred rent and compensation                                             204          (20)
Cash provided by (used for) operating activities                         7,873       11,544

Financing activities
Restricted cash                                                             (5)         124
Proceeds from debt financing                                                --          111
Principal payments of debt financing                                      (599)        (306)
Principal payments of obligations under capital lease                   (1,195)      (1,246)
Payments of accrued purchase obligations                                (3,000)          --
Contributions from non-controlling interests                                18        1,057
Distributions to non-controlling interests                              (1,470)        (487)
Payments related to the purchase and cancellation of capital stock         (96)          --
Proceeds from the issuance of capital stock                                172          321
Cash provided by (used for) financing activities                        (6,175)        (426)

Investing activities
Purchase of capital assets and assets under lease                       (3,715)      (3,155)
Proceeds from sale of fixed assets and assets under lease                1,320           --
Proceeds from the sale of investments                                      760          227
Acquisitions and investments                                            (5,900)     (11,547)
Marketable securities                                                       --       14,555
Other                                                                      129           37
Cash provided by (used for) investing activities                        (7,406)         117
Increase (decrease) in cash and cash equivalents                        (5,708)      11,235
Cash and cash equivalents, beginning of year                            78,531      125,598
Cash and cash equivalents, end of year                               $  72,823    $ 136,833
============================================================================================

TLC Laser Eye Centers Inc.
Consolidated Statements of Stockholders' Equity

                          (U.S. dollars, in thousands)

                                                 Common stock             Warrants
                                                 ------------             --------
                                                Number                  Number              Comprehensive
                                              of Shares   Amount     of Warrants   Amount   Income (Loss)    Deficit
                                               (000's)       $         (000's)        $          $              $
---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                          33,668     143,554          --          --          --        (22,421)
Shares issued for acquisitions                     50         837
Shares issued to acquire other assets              50         728
Shares purchased for cancellation                (256)     (1,095)                                            (4,290)
Exercise of stock options                         773       3,073
Shares issued as remuneration                      40         600
Shares issued as part of the
  employee share purchase plan                     47         750
Public offering, net of issue costs             2,990     121,007
Comprehensive income
   Net income                                                                                  (4,556)        (4,556)
   Other comprehensive income
     Unrealized gains/losses on available-
       for-sale securities                                                                      5,529
                                                                                             --------
Comprehensive income                                                                              973
---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                          37,362     269,454          --          --                    (31,267)
Warrants issued                                                           100         532
Shares issued for acquisition                     302         728
Value determined for shares
    issued contingent on meeting
    earnings criteria                              --       1,397

Shares purchased for cancellation                (710)     (5,162)                                            (5,203)
Exercise of stock options                          87       1,314
Shares issued as remuneration                      44         387
Shares issued as part of the employee
  share purchase plan                              65       1,696
Reversal of IPO costs, over accrual                --         139
Comprehensive income
   Net income                                                                                  (5,918)        (5,918)
   Other comprehensive income
     Unrealized gains/losses on available-
       for-sale securities                                                                    (10,387)
                                                                                             --------
Comprehensive income                                                                          (16,305)
---------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000                           37,150     269,953         100         532                    (42,388)
=====================================================================================================================
Shares issued for acquisition                     817       6,019

Shares purchased for cancellation                 (17)        (96)
Exercise of stock options                           5          24
Shares issued as part of the employee
  share purchase plan                              25         188
Comprehensive income
   Net income                                                                                  (5,172)        (5,172)
   Other comprehensive income
     Unrealized gains/losses on available-
       for-sale securities                                                                     (1,513)
                                                                                             --------
Comprehensive income                                                                           (6,685)
---------------------------------------------------------------------------------------------------------------------
Balance August 31, 2000                        37,980     276,088         100         532                    (47,560)
=====================================================================================================================



                                                 Other
                                              Accumulated
                                             Comprehensive
                                                Income         Total
                                                   $             $
---------------------------------------------------------------------
Balance, May 31, 1998                               407       121,540
Shares issued for acquisitions                                    837
Shares issued to acquire other assets                             728
Shares purchased for cancellation                              (5,385)
Exercise of stock options                                       3,073
Shares issued as remuneration                                     600
Shares issued as part of the
  employee share purchase plan                                    750
Public offering, net of issue costs                           121,007
Comprehensive income
   Net income                                                  (4,556)
   Other comprehensive income
     Unrealized gains/losses on available-
       for-sale securities                        5,529         5,529

Comprehensive income
---------------------------------------------------------------------
Balance, May 31, 1999                             5,936       244,123
Warrants issued                                                   532
Shares issued for acquisition                                     728
Value determined for shares
    issued contingent on meeting
    earnings criteria                                           1,397

Shares purchased for cancellation                             (10,365)
Exercise of stock options                                       1,314
Shares issued as remuneration                                     387
Shares issued as part of the employee
  share purchase plan                                           1,696
Reversal of IPO costs, over accrual                               139
Comprehensive income
   Net income                                                  (5,918)
   Other comprehensive income
     Unrealized gains/losses on available-
       for-sale securities                      (10,387)      (10,387)

Comprehensive income
---------------------------------------------------------------------
Balance May 31, 2000                             (4,451)      223,646
=====================================================================
Shares issued for acquisition                                   6,019

Shares purchased for cancellation                                 (96)
Exercise of stock options                                          24
Shares issued as part of the employee
  share purchase plan                                             188
Comprehensive income
   Net income                                                  (5,172)
   Other comprehensive income
     Unrealized gains/losses on available-
       for-sale securities                       (1,513)       (1,513)

Comprehensive income
---------------------------------------------------------------------
Balance August 31, 2000                          (5,964)      223,096
=====================================================================

TLC LASER EYE CENTERS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2000
(Unaudited)

1.    Basis of Presentation

      The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 2000 Annual Report on Form 10-K filed by TLC Laser Eye Centers Inc. (formerly TLC The Laser Center Inc.) (the "Company") with the Commission. The unaudited interim consolidated financial statements as of August 31, 2000 and August 31, 1999 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The August 31, 1999 three month consolidation includes certain reclassifications to conform with classifications for the three month period ended August 31, 2000.

      The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2.    Comprehensive Income

      Total comprehensive income includes net income plus other comprehensive income, which, primarily comprises net unrealized gains or losses on securities which are available-for-sale. Total comprehensive income/(loss) was $(6.7) million for the quarter ended August 31, 2000 and $3.7 million for the quarter ended August 31, 1999. Other comprehensive loss was $1.5 million and $2.1 million for the quarters ended August 31, 2000 and 1999, respectively.

3.    Acquisition Related Activities

      Eye Care Management Associates, LLC

      On August 21, 2000, the Company purchased 100% of the membership interests in Eye Care Management Associates, LLC in exchange for $4,000,000 in cash, 295,165 common shares of the Company with a value of $1,860,000 and amounts contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to the Membership Purchase Agreement.

      The Vision Source, Inc.

      During the quarter ended August 31, 2000, an additional 536,764 common shares of the Company, valued at $4,056,000, were issued to the sellers of The Vision Source, Inc. to reflect the final calculation of contingent amounts as determined by the earn-out formula. On December 31, 1999, the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. As a result, in fiscal 2000, 210,902 common shares of the Company with a value of $1,397,000, as determined by the acquisition agreement, were released from escrow to the sellers of The Vision Source, Inc.

      Optical Options, Inc.

      During the quarter ended August 31, 2000, eyeVantage.com, Inc., a 83% subsidiary of the Company, paid $3,000,000 to fully satisfy an outstanding note payable which arose from the fiscal 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Optical Options, Inc., in exchange for shares of eyeVantage.com, Inc., with a value of $6,000,000, which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to issue two notes in favour of the sellers for $3,000,000 each, the first of which was satisfied in the fiscal quarter ended August 31, 2000 and the second note, which carries an interest rate of 8%, is payable in eight equal quarterly installments, the first of which was due on August 1, 2000. The August 1st payment has not been made and future installments are currently under dispute.

      Eye Care Consultants, Inc.

      During the quarter ended August 31, 2000, eyeVantage.com, Inc., a 83% subsidiary of the Company, did not make the initial installment on a $3,000,000 obligation which arose from the fiscal 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Eye Care Consultants, Inc., in exchange for shares of eyeVantage.com, Inc. with a value of $3,000,000 which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to make eight equal quarterly installments equaling $3,000,000, the first of which was due on June 30, 2000. The June 1st payment was not made and future installments are currently under dispute.

4.    Supplemental Cash Flow Information

      Non-cash transactions:

                                                                                 Three months ended August 31,
                                                                                       2000          1999
                                                                                       ----          ----
            Capital stock issued for acquisitions                                      6,059           --
            Goodwill/Non-controlling interest arising from dilution calculation        1,267           --
            Capital lease obligations relating to equipment purchases                     --          639

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of the Company's Form 10-K. The following discussion is based upon the Company's results under United States GAAP. The Company is reporting in U.S. dollars. Unless otherwise specified, all dollar amounts are U.S. dollars. See Note 1 to the Audited Consolidated Financial Statements of the Company.

Overview

      TLC is the largest provider of laser vision correction services in the world. TLC owns and manages refractive centers which, together with TLC's network of over 12,500 optometrists and opthamologists, provide laser vision correction of common refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in 1993, currently has 62 refractive centers in 29 states and provinces throughout the United States and Canada. Surgeons performed over 134,000 procedures at the Company's centers during fiscal 2000 and have performed over 33,400 procedures in the first quarter of fiscal 2001.

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

      The Company intends to continue to pursue a long-term growth strategy in its core refractive laser surgery business, which accounts for more than 95% of net revenues. The Company's growth and future profitability are affected by the extent to which laser vision correction becomes more widely accepted in North American markets as well as the extent of competition for providing these services and the prices for these services.

      In the quarter ended August 31, 2000, the Company's procedure volume decreased by 7% from the previous quarter ended May 31, 2000 as a result of competition and pricing pressures. There are no assurances that this trend will not continue in the following quarters and the Company's current focus is on reversing this trend. The price of laser vision correction is a factor in the decision process amongst potential laser vision correction candidates as they determine whether, when and where to have the procedure done. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that faces significant pricing pressures. If the Company is required to reduce its current price structures, then there will be a negative impact on the net revenues of the Company if the reduced prices do not generate sufficient additional procedures to offset the decreased prices.

Results of Operations

Quarter ended August 31, 2000 compared to Quarter ended August 31, 1999

SUPPLEMENTARY SEGMENTED FINANCIAL INFORMATION

Three months ended August 31, 2000
  (U.S. dollars, in thousands)                                              Refractive     Other        Total
                                                                            -----------------------------------
Revenues and physician costs:
Net revenues                                                                $  45,622    $   2,323    $  47,945
Doctor compensation                                                             4,850           --        4,850
                                                                            -----------------------------------
Net revenue after doctor compensation                                          40,772        2,323       43,095
                                                                            -----------------------------------
Expenses
Operating                                                                      37,030        4,898       41,928
Interest and other                                                             (1,101)         135         (966)
Depreciation of capital assets and assets under lease                           3,496          237        3,733
Amortization of intangibles                                                     2,398          760        3,158
                                                                            -----------------------------------
                                                                               41,823        6,030       47,853
                                                                            -----------------------------------
Income (loss) from operations                                                  (1,051)      (3,707)      (4,758)
Income taxes                                                                     (188)          14         (174)
Non-controlling interest                                                         (193)         (47)        (240)
                                                                            -----------------------------------
Net income (loss)                                                           $  (1,432)   $  (3,740)   $  (5,172)
                                                                            ===================================

Total assets                                                                $ 255,483    $  21,890    $ 277,373
                                                                            ===================================
Total capital and intangible expenditures                                   $  10,834    $      18    $  10,853
                                                                            ===================================

Three months ended August 31, 1999

  (U.S. dollars, in thousands)                                            Refractive     Other     1999 Total
                                                                          -----------------------------------
Revenues and physician costs:
Net revenues                                                              $  50,044    $   1,999    $  52,043
Doctor compensation                                                           4,627           --        4,627
                                                                          -----------------------------------
Net revenue after doctor compensation                                        45,417        1,999       47,416
                                                                          ===================================
Expenses
Operating                                                                    32,332        1,875       34,207
Interest and other                                                           (1,070)         (32)      (1,102)
Depreciation of capital assets and assets under lease                         2,805          238        3,043
Amortization of intangibles                                                     827          206        1,033
                                                                          -----------------------------------
                                                                             34,894        2,287       37,181
                                                                          -----------------------------------
Income (loss) from operations                                                10,523         (288)      10,235
Income taxes                                                                 (3,597)         (75)      (3,672)
Non-controlling interest                                                       (649)        (115)        (764)
                                                                          -----------------------------------
Net income (loss)                                                         $   6,277    $    (478)   $   5,799
                                                                          ===================================

Total assets                                                              $ 286,231    $  20,095    $ 306,326
                                                                          ===================================
Total capital and intangible expenditures                                 $  21,384    $     237    $  21,621
                                                                          ===================================

Quarter ended August 31, 2000 compared to Quarter ended August 31, 1999

      Total net revenues for the first quarter of fiscal 2001 decreased from $52.0 million the previous year to $47.9 million, which reflects reduced net revenues from refractive centers. More than 95% of the Company's total net revenues were derived from refractive surgery.

      Net revenues from refractive centers for the first quarter of fiscal 2001 decreased to $45.6 million, from $50.0 million in the previous year's first quarter. More than 33,400 procedures were performed in the first quarter of fiscal 2001 compared to 33,200 procedures in the first quarter of fiscal 2000. The nominal increase in the number of procedures reflects the ongoing acceptance of the procedure in the marketplace, however, the decreased net revenues reflect increased competition which has resulted in pricing pressures. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that faces significant pricing pressures.

      Net revenues from non-refractive activities were $2.3 million in the first quarter of fiscal 2001 in comparison to $2.0 million in the first quarter of fiscal 2000.

      Operating expenses and doctor compensation increased to $46.8 million in the first quarter of fiscal 2001 from $38.8 million in the first quarter of fiscal 2000. This increase is a result of: (i) higher marketing costs, (ii) costs associated with the Corporate Advantage Program and third party payor programs, (iii) increased corporate costs which support the Company's growth strategy, (iv) costs of developing eyeVantage.com, Inc, and (v) increased fixed and variable costs from the addition of new refractive centers. Operating expenses and doctor compensation as a percentage of net revenues were 98% in the first quarter of fiscal 2001 as compared to 75% of net revenues in the first quarter of fiscal 2000. This increase primarily reflects the impact of the Company's marketing programs, which are aimed at enhancing the Company's reputation and brand recognition. However, the increased marketing costs have not been fully offset by a higher number of procedures being performed at TLC centers. In addition, other infrastructure costs increased (for example, information systems and human resources) to support the continued growth strategy of the Company.

      Interest (revenue)/expense and other expenses reflect interest revenue from a strong cash position resulting from positive cashflow from operations and the result of a successful public offering in the fourth quarter of fiscal 1999. Ongoing debt repayment has resulted in decreased interest expense on long-term debt and capital leases on equipment from the first quarter of fiscal 2001 in comparison to the first quarter of fiscal 2000.

      The increase in depreciation and amortization expense is largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during the first quarter of fiscal 2001 and fiscal 2000. Goodwill and intangibles are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years.

      Income tax expense decreased to $0.2 million in the first quarter of fiscal 2001 from $3.7 million in the first quarter of fiscal 2000. This decrease is a result of the Company having incurred operating losses. The small liability presented is associated with the minimum taxes payable at both the state and federal levels.

      The loss for the first quarter of fiscal 2001 was $5.2 million or $0.14 per share, compared to a gain of $5.8 million or $0.16 cents per share for the first quarter of fiscal 2000. This loss reflects the Company's continued investment in marketing, information systems, human resources and development of new centers, which was not fully offset by increased procedure volumes. The improved performance in secondary care operations was offset by losses in eyeVantage.com, Inc.

Quarter ended August 31, 2000 compared to Quarter ended May 31, 2000

      Total net revenues for the first quarter of fiscal 2001 decreased from $51.8 million in the fourth quarter of fiscal 2000 to $47.9 million.

      Net revenues from refractive centers for the first quarter of fiscal 2001 decreased to $45.6 million, from $48.1 million in the previous year's fourth quarter. More than 33,400 procedures were performed in the first quarter of fiscal 2001 compared to 35,800 procedures in the fourth quarter of fiscal 2000. The decrease in procedures and revenues reflects the continuing pressures faced by the Company in the laser vision correction services marketplace including the impact of reduced pricing and competition. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that faces significant pricing pressures.

      Operating expenses and doctor compensation decreased to $46.8 million in the first quarter of fiscal 2001 from $56.0 million in the fourth quarter of fiscal 2000. This decrease is a result of: (i) reduced variable expenses resulting from reduced laser royalty fees as well as the reduction in consumables resulting from a concerted effort from the clinical group to maintain the quality of the products used and negotiate better pricing for these products, (ii) reduction of costs associated with the Corporate Advantage Program, (iii) streamlining of corporate costs to effectively support the Company's needs, and (iv) close monitoring of the costs of developing eyeVantage.com, Inc. These savings have been partially offset by: (i) increased fixed costs associated with laser maintenance, and (ii) increased costs from the addition of new refractive centers. Operating expenses and doctor compensation as a percentage of net revenues were 98% of net revenues in the first quarter of fiscal 2001 as compared to 108% of net revenues in the fourth quarter of fiscal 2000. This decrease reflects the Company's ongoing initiatives to control costs.

      The loss for the first quarter of fiscal 2001 was $5.2 million or $0.14 per share compared to a loss of $9.7 million or $0.26 cents per share for the fourth quarter of fiscal 2000. The improvement, quarter on quarter, reflects the Company's initiatives to control costs. The Company will continue to review its investment in marketing, information systems, human resources and development of new centers.

eyeVantage.com

      $2.9 million of the loss in the first quarter of fiscal 2001 relates to eyeVantage.com, Inc. The Company is continuing to explore strategic opportunities with respect to eyeVantage.com. The Company is focusing all of its efforts on the core business and expects to come to a final decision about either the sale, merger, or discontinuation of operations of this subsidiary by an internally imposed deadline of October 15, 2000.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments were $72.8 million at August 31, 2000 as compared to $78.5 million at May 31, 2000.

      Cash provided from operating activities was $7.9 million for the first quarter of fiscal 2001 as compared to $11.5 million for the first quarter of fiscal 2000 primarily as a result of reduced earnings. The non-cash increase in depreciation and amortization charges are a result of the opening of new centers and the acquisition of the business assets of certain doctors' practices.

      The Company has increased its investment in capital assets by $3.7 million of which $1.9 million relate to facility costs. In addition, the Company made investments of $4.5 million for the acquisition of business assets of several doctors. The Company continued to make other strategic industry investments both on the new technology and service side of the industry. An investment of $1.4 million was made in companies involved in the refractive surgery field.

      During the first quarter of fiscal 2001, the Company continued its expansion plan by acquiring the business assets located at doctors' practices in order to solidify its presence in several key markets. The Company continues to invest in assets to develop and expand its refractive procedure capacity in anticipation of continued long-term growth, through the development of new centers and acquisition of refractive practices. At the current time TLC has approximately eight centers under development.

      The Company used cash to make scheduled debt repayments of $1.8 million and distributed $1.5 million in profits to its business partners. The Company paid $3.0 million that had been outstanding from business acquisitions in fiscal 2000 by eyeVantage.com, Inc., its e-commerce, internet subsidiary. During the course of the quarter, under the terms of its announced normal course issuer bid, the Company repurchased outstanding shares for $0.1 million. The terms of the bid allow the Company to buy up to 5% of its outstanding shares during the 12 month period which will be completed in November 2000. Since commencing the issuer bid the Company has paid $10.9 million to repurchase 803,000 common shares.

      The Company estimates that existing cash balances, together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations, acquisition and expansion plans for the next 18 months.

Forward-Looking Information:

      This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "predict", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including, pricing, competition, the acceptance of the procedure and the timing of acquisitions and expansion opportunities, any of which could cause actual results to vary materially from current results or TLC's anticipated future results. See the Company's reports filed with the Toronto Stock Exchange and the U.S. Securities and Exchange Commission from time to time for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. TLC assumes no obligation to update the information contained in this quarterly report.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Eye Care Management Associates, LLC

         On August 21, 2000, the Company purchased 100% of the membership interests in Eye Care Management Associates, LLC in exchange for $4,000,000 in cash, 295,165 common shares of the Company with a value of $1,860,000 and amounts contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to the Membership Purchase Agreement. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to
         Section 4(2) as a transaction not involving a public offering. See Note 2 to the Financial Statements above.

         The Vision Source, Inc.

         During the quarter ended August 31, 2000, an additional 536,764 common shares of the Company, valued at $4,056,000, were issued to the sellers of The Vision Source, Inc. to reflect the final calculation of contingent amounts as determined by the earn-out formula. On December 31, 1999, the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. As a result, in fiscal 2000, 210,902 common shares of the Company with a value of $1,397,000, as determined by the acquisition agreement, were released from escrow to the sellers of The Vision Source, Inc. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to
         Section 4(2) as a transaction not involving a public offering. See Note 2 to the Financial Statements above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

   a.   Exhibits

        Exhibit 10. Employment Agreement between the Company and Thomas O'Hare dated July 31, 2000.*

        Exhibit 27.  Financial Data Schedules.

   b.   Reports on 8-K

        None.

   * Filed with the Company's Annual Report on Form 10-K, filed with the Commission on August 30, 2000, and incorporated by reference herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TLC LASER EYE CENTERS INC.


                                       By: /s/ Elias Vamvakas
                                           -------------------------------------
                                               Elias Vamvakas
                                               Chief Executive Officer
                                               October 13, 2000


                                       By: /s/ Peter Kastelic
                                           -------------------------------------
                                               Peter Kastelic
                                               Chief Financial Officer
                                               October 13, 2000