Form 10-Q
period 2000-11-30
TLC LASER CENTER INC
filed 2001-01-16
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000
                         COMMISSION FILE NUMBER: 0-29302

                           TLC LASER EYE CENTERS INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               Ontario, Canada                            980151150
         (State or jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                Identification No.)

        5280 Solar Drive, Suite 300
           Mississauga, Ontario                             L4W 5M8
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone, including area code              (905) 602-2020

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

      As of November 30, 2000, there were 37,979,154 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC" shall mean TLC Laser Eye Centers Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-Q to "fiscal 2000" shall mean the 12 months ended on May 31, 2000 and "fiscal 2001" shall mean to 12 months ending on May 31, 2001. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.  Consolidated Financial Statements

                     Consolidated Statement of Income for the Three Months ended November 30, 2000 and November 30, 1999 and the Six Months ended November 30, 2000 and November 30, 1999.

                     Consolidated Balance Sheet at November 30, 2000 and May 31, 2000

                     Consolidated Statement of Cashflows for the Six Months ended November 30, 2000 and November 30, 1999

                     Consolidated Statements of Stockholders' Equity

                     Notes to Interim Consolidated Financial Statements

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings

            Item 2.  Changes in Securities

            Item 4.  Submission of Matter to a Vote of Security Holders

            Item 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF INCOME

                                                                   3 months ended Nov.30                6 months ended Nov.30
                                                               ------------------------------------------------------------------
(U.S. dollars, in thousands except per share amounts)               2000            1999               2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Net revenues
  Refractive                                                   $     35,578      $     45,427      $     81,200      $     95,471
  Other                                                               2,832             2,642             5,155             4,641
---------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                         38,410            48,069            86,355           100,112
---------------------------------------------------------------------------------------------------------------------------------

Expenses

  Doctor Compensation

  Refractive                                                          3,681             3,772             8,531             8,399

  Operating                                                          41,274            37,302            83,202            71,509

  Interest and other                                                   (651)           (1,441)           (1,617)           (2,543)

  Depreciation of capital assets and assets under lease               3,796             3,329             7,529             6,372

  Amortization of intangibles                                         3,301             1,867             6,459             2,900

  Restructuring charges                                              14,635                --            14,635                --
---------------------------------------------------------------------------------------------------------------------------------
                                                                     66,036            44,829           118,739            86,637
---------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  NON-CONTROLLING INTEREST                                          (27,626)            3,240           (32,384)           13,475

Income taxes                                                           (666)           (1,373)             (840)           (5,045)

Non-controlling interest                                                263              (856)               23            (1,620)
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                               $    (28,029)     $      1,011      $    (33,201)     $      6,810
                                                               ==================================================================

BASIC INCOME (LOSS) PER SHARE                                  $      (0.74)     $       0.03      $      (0.88)     $       0.18

Weighted average number of
  Common Shares Outstanding                                      37,932,216        37,444,713        37,564,602        37,422,167

Diluted Income (Loss) per share                                $      (0.74)     $       0.03      $      (0.88)     $       0.17

Prepared in accordance with US GAAP

TLC LASER EYE CENTERS INC.
SEGMENTED INFORMATION

                                                                                                Comparative
Three months ended November 30th,                                                       2000        1999
(U.S. dollars, in thousands)                             Refractive       Other         Total       Total
===========================================================================================================
Net revenues                                              $ 35,578      $  2,832      $ 38,410     $ 48,069

Doctor compensation                                          3,681            --         3,681        3,772
-----------------------------------------------------------------------------------------------------------

Net revenue after doctor compensation                       31,897         2,832        34,729       44,297
-----------------------------------------------------------------------------------------------------------
Expenses

Operating                                                   37,745         3,529        41,274       37,302

Interest and other                                            (615)          (36)         (651)      (1,441)

Depreciation of capital assets and assets under lease        3,611           185         3,796        3,329

Amortization of intangibles                                  2,729           572         3,301        1,867

Restructuring charges                                          985        13,650        14,635           --
-----------------------------------------------------------------------------------------------------------

                                                            44,455        17,900        62,355       41,057
-----------------------------------------------------------------------------------------------------------
Income (loss) from operations
                                                           (12,558)      (15,068)      (27,626)       3,240

Income taxes                                                  (590)          (76)         (666)      (1,373)

Non-controlling interest                                       383          (120)          263         (856)
-----------------------------------------------------------------------------------------------------------

Net Income (Loss)                                         $(12,765)     $(15,264)     $(28,029)    $  1,011
                                                          =================================================


                                                                                                Comparative
Six months ended November 30th                                                         2000        1999
(U.S. dollars, in thousands)                             Refractive       Other        Total       Total
===========================================================================================================
Net revenues                                              $ 81,200      $  5,155      $ 86,355     $100,112

Doctor compensation                                          8,531            --         8,531        8,399
-----------------------------------------------------------------------------------------------------------

Net revenue after doctor compensation                       72,669         5,155        77,824       91,713
-----------------------------------------------------------------------------------------------------------

Expenses

Operating                                                   74,775         8,427        83,202       71,509

Interest and other                                          (1,716)           99        (1,617)      (2,543)

Depreciation of capital assets and assets under lease        7,107           422         7,529        6,372

Amortization of intangibles                                  5,127         1,332         6,459        2,900

Restructuring charges                                          985        13,650        14,635           --
                                                          -------------------------------------------------

                                                            86,278        23,930       110,208       78,238
                                                          -------------------------------------------------

Income (loss) from operations                              (13,609)      (18,775)      (32,384)      13,475

Income taxes                                                  (778)          (62)         (840)      (5,045)

Non-controlling interest                                       190          (167)           23       (1,620)
                                                          -------------------------------------------------

Net Income (Loss)                                         $(14,197)     $(19,004)     $(33,201)    $  6,810
                                                          =================================================

Prepared in accordance with US GAAP

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEET

                                                            30-Nov      31-May
(U.S. dollars, in thousands)                                 2000        2000
================================================================================

ASSETS
Current assets

Cash and cash equivalents                                  $ 61,479    $ 78,531

Marketable securities                                            --          --

Accounts receivable                                           9,038      15,527

Income taxes recoverable                                        515       4,734

Prepaids and sundry assets                                    4,447       5,922
--------------------------------------------------------------------------------

Total current assets                                         75,479     104,714

Restricted cash                                               1,690       1,722

Investments and other assets                                 21,078      29,478

Intangibles                                                  81,262      89,297

Capital assets                                               50,665      53,431

Assets under capital lease                                    9,027     110,722
--------------------------------------------------------------------------------
Total assets                                               $239,201    $289,364
================================================================================

LIABILITIES
Current liabilities

  Accounts payable and accrued liabilities                 $ 18,129    $ 21,467

  Accrued purchase obligations                                3,750      13,200

  Accrued restructuring costs                                 2,348          --

  Accrued wage costs                                          3,357       2,974

  Current portion of long term debt                           1,852       2,332

  Current portion of obligations under capital lease          4,528       5,260

  Income taxes payable                                           --          --
--------------------------------------------------------------------------------

Total current liabilities                                    33,964      45,233

Long term debt                                                2,076       2,922

Obligations under capital lease                               2,060       3,806

Term bank loan                                                   --          --

Deferred rent and compensation                                  751         915
--------------------------------------------------------------------------------

Total liabilities                                            38,851      52,876
--------------------------------------------------------------------------------


Non-controlling interest                                     11,251      12,842
--------------------------------------------------------------------------------

Commitments

SHAREHOLDERS' EQUITY

Capital stock                                               275,900     269,953

Warrants                                                        532         532

Deficit                                                     (75,589)    (42,388)

Accumulated other comprehensive income (loss)               (11,744)     (4,451)
--------------------------------------------------------------------------------

Total shareholders' equity                                  189,099     223,646
--------------------------------------------------------------------------------

Total liabilities and shareholders' equity                 $239,201    $289,364
================================================================================

Prepared in accordance with US GAAP

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF CASHFLOWS

                                                           Period       Period
                                                           30-Nov       30-Nov
(U.S. dollars, in thousands)                                2000         1999
--------------------------------------------------------------------------------

Operating activities

Net income for the year                                   $(33,201)     $ 6,810

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                               13,988        9,272

Goodwill written off in the period                             216           --

(Gain)/loss on sale of fixed assets and assets under
lease                                                        1,173        3,063

Non-cash restructuring costs                                14,319           --

Non-controlling interest                                       (23)       1,620

Other                                                           21          152

Changes in non-cash operating items

Accounts receivable                                          6,136       (6,007)

Prepaids and sundry assets                                   1,907       (2,754)

Accounts payable and accrued liabilities                    (3,056)        (607)

Income taxes payable (net)                                   4,421         (206)

Deferred rent and compensation                                (164)         (89)
--------------------------------------------------------------------------------

Cash provided by operating activities                        5,737       11,254
--------------------------------------------------------------------------------

Financing activities

Restricted cash                                                 32          113

Proceeds from debt financing                                    43          132

Principal payments of debt financing                        (1,350)      (1,172)

Principal payments of obligations under capital lease       (2,475)      (2,593)

Payments of accrued purchase obligations                    (3,000)          --

Contributions from non-controlling interests                    30        1,080

Distributions to non-controlling interests                  (3,172)      (1,191)

Payments related to the purchase and cancellation of
capital stock                                                 (485)      (1,483)

Proceeds from the issuance of capital stock                    373          957
--------------------------------------------------------------------------------

Cash used for financing activities                         (10,004)      (4,157)
--------------------------------------------------------------------------------

Investing activities

Purchase of capital assets and assets under lease           (9,070)     (12,699)

Proceeds from sale of fixed assets and assets under
lease                                                        1,088           --

Proceeds from the sale of investments                        1,104          227

Acquisitions and investments                                (5,816)     (18,652)

Marketable securities                                           --      (37,890)

Other                                                          (91)          42
--------------------------------------------------------------------------------

Cash used for investing activities                         (12,785)     (68,972)
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents           (17,052)     (61,875)

Cash and cash equivalents, beginning of period              78,531      125,598
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                  $ 61,479     $ 63,723
================================================================================

Prepared in accordance with US GAAP

TLC Laser Eye Centers Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (U.S. dollars, in thousands)

                                                   Common stock                 Warrants
                                                   ------------                 --------
                                                                                                             Other
                                                                                                          Accumulated
                                                Number                      Number                       Comprehensive
                                              of Shares      Amount     of Warrants   Amount    Deficit      Income       Total
                                                (000's)         $          (000's)       $          $           $            $
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                           33,668       143,554          --        --      (22,421)        407       121,540
Shares issued for acquisitions                      50           837                                                          837
Shares issued to acquire other assets               50           728                                                          728
Shares purchased for cancellation                 (256)       (1,095)                            (4,290)                   (5,385)
Exercise of stock options                          773         3,073                                                        3,073
Shares issued as remuneration                       40           600                                                          600
Shares issued as part of the employee
share purchase plan                                 47           750                                                          750
Public offering, net of issue costs              2,990       121,007                                                      121,007
Comprehensive income
   Net income                                                                                    (4,556)                   (4,556)
   Other comprehensive income
     Unrealized gains/losses on available -
      for-sale securities                                                                                     5,529         5,529
Comprehensive income
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                           37,362       269,454                    --      (31,267)      5,936       244,123
Warrants issued                                                              100       532                                    532
Shares issued for acquisition                      302           728                                                          728
Value determined for shares
   Issued contingent on meeting
   Earnings criteria                                --         1,397                                                        1,397
Shares purchased for cancellation                 (710)       (5,162)                            (5,203)                  (10,365)
Exercise of stock options                           87         1,314                                                        1,314
Shares issued as remuneration                       44           387                                                          387
Shares issued as part of the employee
share purchase plan                                 65         1,696                                                        1,696
Reversal of IPO costs, over accrual                 --           139                                                          139
Comprehensive income
   Net income                                                                                    (5,918)                   (5,918)
   Other comprehensive income
     Unrealized gains/losses on available
      for-sale securities                                                                                   (10,387)      (10,387)
Comprehensive income
---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000                            37,150       269,953         100       532      (42,388)     (4,451)      223,646
---------------------------------------------------------------------------------------------------------------------------------
Shares issued for acquisition                      817         6,059                                                        6,059
Shares purchased for cancellation                  (93)         (485)                                                        (485)
Exercise of stock options                            5            24                                                           24
Shares issued as part of the employee
share purchase plan                                 55           349                                                          349
Comprehensive income
   Net income                                                                                   (33,201)                  (33,201)
   Other comprehensive income
     Unrealized gains/losses on available
      for-sale securities                                                                                    (7,293)       (7,293)
Comprehensive income
---------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 2000                       37,934       275,900         100       532      (75,589)    (11,744)      189,099
=================================================================================================================================

TLC LASER EYE CENTERS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2000
(Unaudited)

1.    Basis of Presentation

      The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 2000 Annual Report on Form 10-K filed by TLC Laser Eye Centers Inc. (formerly TLC The Laser Center Inc.) (the "Company") with the Commission. The unaudited interim consolidated financial statements as of November 30, 2000 and November 30, 1999 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The November 30, 1999 six month consolidation includes certain reclassifications to conform with classifications for the six month period ended November 30, 2000.

      The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2.    Comprehensive Income (Loss)

      Total comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss), which, primarily comprises net unrealized gains or losses on securities which are available for sale. Total comprehensive income (loss) was $(40.5) million for the six months ended November 30, 2000 and $10.6 million for the six months ended November 30, 1999. Other comprehensive (loss) was $(7.3) million and $(1.9) million for the six months ended November 30, 2000 and 1999, respectively.

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

      The Vision Source, Inc.

      During the first quarter of fiscal 2001, an additional 536,764 common shares of the Company, valued at $4,056,000, were issued to the sellers of The Vision Source, Inc. to reflect the final calculation of contingent amounts as determined by the earn-out formula. On December 31, 1999, the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. As a result, in fiscal 2000, 210,902 common shares of the Company with a value of $1,397,000, as determined by the acquisition agreement, were released from escrow to the sellers of The Vision Source, Inc.

      Optical Options, Inc.

      During the first quarter of fiscal 2001, eyeVantage.com, Inc., an 83% subsidiary of the Company, paid $3,000,000 to fully satisfy an outstanding note payable which arose from the fiscal 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Optical Options, Inc., in exchange for shares of eyeVantage.com, Inc., with a value of $6,000,000, which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to issue two notes in favor of the sellers for $3,000,000 each, the first of which was satisfied in the current fiscal quarter and the second note, which carries an interest rate of 8%, is payable in eight equal quarterly installments, the first of which was due on August 1, 2000. The August 1st payment has not been made and the payment of this and future installments are currently under dispute. There is currently a proposal from the seller that would reduce the purchase obligation to $595,000.

      Eye Care Consultants, Inc.

      During the first quarter of fiscal 2001, eyeVantage.com, Inc., an 83% subsidiary of the Company, did not make the initial installment on a $3,000,000 obligation which arose from the fiscal 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Eye Care Consultants, Inc., in exchange for shares of eyeVantage.com, Inc. with a value of $3,000,000 which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to make eight equal quarterly installments equaling $3,000,000, the first of which was due on June 30, 2000. The June 30th payment was not made and future installments are currently under dispute.

4.    Divestitures and Restructuring Charges

      In the second quarter of fiscal 2001, the following decisions were made:
      (i) to exit from e-commerce enterprise eyeVantage.com, Inc., (ii) to reflect the potential for losses in an equity investment in a secondary care operation, and (iii) to identify the estimated costs associated with the Company's initiative to eliminate centers which have been targeted under the current restructuring initiatives. The following charges were reported in connection with these divestitures and restructuring:

      (a) The decision to close activities at eyeVantage.com, Inc. resulted in a restructuring charge of $12.4 million which reflects the estimated impact of the write down of intangibles of $8.7 million, loss/write down of fixed assets of $2.9 million, employee termination costs of $1.7 million, accounts receivable losses of $0.4 million and $0.9 million of costs incurred in the closing process which includes legal costs, administrative costs and accrued ongoing obligations. These losses are offset by a gain of $2.2 million resulting from the reduction in the purchase obligation associated with the Optical Options, Inc. acquisition.

      (b) The Company has provided $1.3 million for potential losses in amounts outstanding from an equity investment in a secondary care activity.

      (c) The Company has undertaken to close 3 refractive centers and has estimated losses of $0.9 million resulting from these closures. The Company continues to review the viability of poor performing centers and may close additional centers in the coming months.

5.    Supplemental Cash Flow Information

      Non-cash transactions:

                                                                        Six months ended November 30,
                                                                              2000        1999
                                                                              ----        ----
      Capital stock issued for acquisitions                                   6,059        --
      Goodwill/Non-controlling interest arising from dilution calculation     1,314        --
      Capital lease obligations relating to equipment purchases                  --       594

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

Overview

      TLC is one of the largest provider of laser vision correction services in the world. TLC owns and manages refractive centers which, together with TLC's network of over 12,500 optometrists and ophthamologists, provide laser vision correction of common refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in 1993, currently has 60 refractive centers in 28 states and provinces throughout the United States and Canada. Surgeons performed over 134,000 procedures at the Company's centers during fiscal 2000 and performed 60,497 procedures in the first half of fiscal 2001.

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

      The Company intends to continue to pursue a long-term growth strategy in its core refractive laser surgery business, which accounts for more than 94% of net revenues. However, the Company's short term strategy is to restrict acquisitions pending a comprehensive review of the Company's strategy. The Company's growth and future profitability are affected by the extent to which laser vision correction becomes more widely accepted in North American markets as well as the extent of competition for providing these services and the prices for these services.

      In the quarter ended November 30, 2000, the Company's procedure volume decreased by 19% from the previous quarter ended August 31, 2000 and decreased 14% from previous year quarter ended November 30, 1999 as a result of competition and pricing pressures. While there are no assurances that this trend will not continue in the following quarters, the Company's current focus is on the reversing of this trend. The price of laser vision correction is a factor in the decision process amongst potential laser vision correction candidates as they determine whether, when and where to have the procedure done. While the Company maintains its vision to be a premium provider of laser vision correction services, if the Company is required to reduce its current price structures, then there will be a negative impact on the net revenues of the Company if reduced prices do not generate sufficient additional procedures to offset the decreased prices. The Company is currently utilizing the services of McKinsey Consultants to examine current market conditions and current price/cost structures of the Company. Several initiatives have been identified and adopted by the Company to reduce operational costs and increase procedure volumes. Pricing models are being reviewed against current and projected market conditions and may change in accordance with these market forces. In addition, the Company is reviewing current and projected operating results of each center and the Company intends to close centers that are not expected to contribute to the future growth and potential of the Company. In the second quarter, one center was closed, the decision was made to sell or close two more centers and the development of one center was put on hold.

      In the second quarter of fiscal 2001, the Company made the decision to exit from its eye care e-commerce enterprise, eyeVantage.com, Inc. The continuing strategy of the Company is to focus on its core business of providing laser vision correction surgical services. Closure of eyeVantage.com, Inc. is expected to cost $12.4 million of which approximately $8.7 million is attributed to goodwill, $3.3 million to asset write offs, $1.7 million to employee severances, and $0.9 million in other closing costs. This was offset by a $2.2 million recovery of a purchase acquisition obligation. As at January 1, 2001, the eyeVantage.com, Inc. corporate premises were vacated and virtually all employment relationships were severed.

Results of Operations

TLC LASER EYE CENTERS INC.
SUPPLEMENTARY SEGMENTED FINANCIAL INFORMATION

Three months ended November 30, 2000
   (U.S. dollars, in thousands)                                   Refractive                Other            Total
                                                                  -------------------------------------------------
Revenues and physician costs:
Net revenues                                                        35,578                   2,832           38,410
Doctor compensation                                                  3,681                      --            3,681
                                                                  -------------------------------------------------
Net revenue after doctor compensation                               31,897                   2,832           34,729
                                                                  -------------------------------------------------
Expenses
Operating                                                           37,745                   3,529           41,274
Interest and other                                                    (615)                    (36)            (651)
Depreciation of capital assets and assets under lease                3,611                     185            3,796
Amortization of intangibles                                          2,729                     572            3,301
Restructuring charges                                                  985                  13,650           14,635
                                                                  -------------------------------------------------
                                                                    44,455                  17,900           62,355
                                                                  -------------------------------------------------
Income (loss) from operations                                      (12,558)                (15,068)         (27,626)
Income taxes                                                          (590)                    (76)            (666)
Non-controlling interest                                               383                    (120)             263
                                                                  -------------------------------------------------
  Net income (loss)                                               $(12,765)               $(15,264)        $(28,029)
                                                                  =================================================

Total assets                                                      $233,174                $  6,027         $239,201
                                                                  =================================================
Total capital and intangible expenditures                         $  4,499                $  1,031         $  5,530
                                                                  =================================================

Three months ended November 30, 1999
    (U.S. dollars, in thousands)                                  Refractive                Other        1999 Total
                                                                  -------------------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 45,427                 $ 2,642         $ 48,069
Doctor compensation                                                  3,772                      --            3,772
                                                                  -------------------------------------------------
Net revenue after doctor compensation                               41,655                   2,642           44,297
                                                                  =================================================
Expenses
Operating                                                           34,874                   2,428           37,302
Interest and other                                                  (1,420)                    (21)          (1,441)
Depreciation of capital assets and assets under lease                3,033                     296            3,329
Amortization of intangibles                                          1,749                     118            1,867
Restructuring charges                                                   --                      --               --
                                                                  -------------------------------------------------
                                                                    38,236                   2,821           41,057
                                                                  -------------------------------------------------
Income (loss) from operations                                        3,419                    (179)           3,240
Income taxes                                                        (1,287)                    (86)          (1,373)
Non-controlling interest                                              (806)                    (50)            (856)
                                                                  -------------------------------------------------
Net income (loss)                                                 $  1,326                 $  (315)        $  1,011
                                                                  =================================================

Total assets                                                      $282,371                 $20,802         $303,173
                                                                  =================================================
Total capital and intangible expenditures                         $  6,795                 $    80         $  6,875
                                                                  =================================================

Six months ended November 30, 2000
   (U.S. dollars, in thousands)                               Refractive               Other            Total
                                                              -----------------------------------------------
Revenues and physician costs:
Net revenues                                                     81,200                5,155           86,355
Doctor compensation                                               8,531                   --            8,531
                                                              -----------------------------------------------
Net revenue after doctor compensation                            72,669                5,155           77,824
                                                              -----------------------------------------------
Expenses
Operating                                                        74,775                8,427           83,202
Interest and other                                               (1,716)                  99           (1,617)
Depreciation of capital assets and assets under lease             7,107                  422            7,529
Amortization of intangibles                                       5,127                1,332            6,459
Restructuring charges                                               985               13,650           14,635
                                                              -----------------------------------------------
                                                                 86,278               23,930          110,208
                                                              -----------------------------------------------
Income (loss) from operations                                   (13,609)             (18,775)         (32,384)
Income taxes                                                       (778)                 (62)            (840)
Non-controlling interest                                            190                 (167)              23
                                                              -----------------------------------------------
Net income (loss)                                             $ (14,197)           $ (19,004)       $ (33,201)
                                                              ===============================================

Total assets                                                  $ 233,174            $   6,027        $ 239,201
                                                              ===============================================
Total capital and intangible expenditures                     $  15,333            $   1,049        $  16,382
                                                              ===============================================

Six months ended November 30, 1999
   (U.S. dollars, in thousands)                               Refractive               Other        1999 Total
                                                              -----------------------------------------------
Revenues and physician costs:
Net revenues                                                  $  95,471            $   4,641        $ 100,112
Doctor compensation                                               8,399                   --            8,399
                                                              -----------------------------------------------
Net revenue after doctor compensation                            87,072                4,641           91,713
                                                              ===============================================
Expenses
Operating                                                        67,206                4,303           71,509
Interest and other                                               (2,490)                 (53)          (2,543)
Depreciation of capital assets and assets under lease             5,838                  534            6,372
Amortization of intangibles                                       2,576                  324            2,900
Restructuring charges                                                --                   --               --
                                                              -----------------------------------------------
                                                                 73,130                5,108           78,238
                                                              -----------------------------------------------
Income (loss) from operations                                    13,942                 (467)          13,475
Income taxes                                                     (4,884)                (161)          (5,045)
Non-controlling interest                                         (1,455)                (165)          (1,620)
                                                              -----------------------------------------------
Net income (loss)                                             $   7,603            $    (793)       $   6,810
                                                              ===============================================

Total assets                                                  $ 282,371            $  20,802        $ 303,173
                                                              ===============================================
Total capital and intangible expenditures                     $  28,179            $     317        $  28,496
                                                              ===============================================

Period ended November 30, 2000 compared to Period ended November 30, 1999

      Total net revenues for the second quarter of the fiscal year decreased from $48.1 million in fiscal 2000 to $38.4 million in fiscal 2001, which reflects reduced net revenues from refractive centers. For the first two quarters of the fiscal year, total net revenues decreased from $100.1 million in fiscal 2000 to $86.4 million in fiscal 2001. More than 94% of the Company's total net revenues were derived from refractive centers.

      Net revenues from refractive centers for the second quarter of the fiscal year decreased from $45.4 million in the second quarter of fiscal 2000 to $35.6 million in the second quarter of fiscal 2001. For the first two quarters in the fiscal year, net revenue from refractive centers decreased from $95.4 million in fiscal 2000 to $81.2 million in 2001. More than 27,110 procedures were performed in the second quarter of fiscal 2001 compared to 31,687 procedures in the second quarter of fiscal 2000. This decrease of some 14% in procedures is a reflection of current competition in the marketplace. For the first two quarters, procedure volume decreased from 64,927 in fiscal 2000 to 60,497 in fiscal 2001, representing a 7% reduction in volumes.

      Net revenues from non-refractive activities were $2.6 million in the second quarter of fiscal 2000 in comparison to $2.8 million in the second quarter of fiscal 2001. For the first two quarters of the fiscal year, net revenue from non-refractive activities increased from $4.6 million in fiscal 2000 to $5.2 million in fiscal 2001.

      Operating expenses and doctor compensation increased to $45.0 million in the second quarter of fiscal 2001 from $41.1 million in the second quarter of fiscal 2000. This increase is primarily a result of: (i) higher marketing costs,
(ii) increased corporate consulting costs for development of the Company's strategic growth plans, (iii) an increased number of centers, and (iv) operational support of eyeVantage.com, Inc. through to October 25, 2000. For the first two quarters of the fiscal year, operating costs, including doctor compensation, increased 10% from $75.6 million in fiscal 2000 to $83.3 million in fiscal 2001.

      Restructuring charges were reported in the second quarter of fiscal 2001 in both refractive and non-refractive activities. Three operating centers were identified for closure representing the $1.0 million refractive restructuring charge. The non-refractive restructuring charge for the second quarter of fiscal 2001 was $13.7 million which was comprised of eyeVantage.com, Inc.'s restructuring charge of $12.4 million and a restructuring charge of $1.3 million against an equity investment in a secondary care operation.

      The increase in depreciation and amortization expense is largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during the first quarter of fiscal 2001 and during fiscal 2000. Goodwill and intangibles are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years.

      Income tax expense decreased from $1.4 million in the second quarter of fiscal 2000 in comparison to $0.7 million in the second quarter of fiscal 2001. This decrease is a result of the Company having incurred operating losses. The cost incurred is associated with the minimum taxes payable at both the state and federal levels.

      The loss for the second quarter of fiscal 2001 was $28.0 million or $0.74 per share, compared to a gain of $1.0 million or $0.03 cents per share for the second quarter of fiscal 2000. The loss before restructuring charges for the second quarter of fiscal 2001 was $13.3 million. This loss reflects the reduction in procedure volumes. The Company is currently reviewing all costs in order to bring them in line with the lower level of sales.

Three months ended November 30, 2000
   (U.S. dollars, in thousands)                                Refractive             Other            Total
                                                               -----------------------------------------------
Revenues and physician costs:
Net revenues                                                      35,578                2,832           38,410
Doctor compensation                                                3,681                   --            3,681
                                                               -----------------------------------------------
Net revenue after doctor compensation                             31,897                2,832           34,729
                                                               -----------------------------------------------
Expenses
Operating                                                         37,745                3,529           41,274
Interest and other                                                  (615)                 (36)            (651)
Depreciation of capital assets and assets under lease              3,611                  185            3,796
Amortization of intangibles                                        2,729                  572            3,301
Restructuring charges                                                985               13,650           14,635
                                                               -----------------------------------------------
                                                                  44,455               17,900           62,355
                                                               -----------------------------------------------
Income (loss) from operations                                    (12,558)             (15,068)         (27,626)
Income taxes                                                        (590)                 (76)            (666)
Non-controlling interest                                             383                 (120)             263
                                                               -----------------------------------------------
  Net income (loss)                                            $ (12,765)           $ (15,264)       $ (28,029)
                                                               ===============================================

Total assets                                                   $ 233,174            $   6,027        $ 239,201
                                                               ===============================================
Total capital and intangible expenditures                      $   4,499            $   1,031        $   5,530
                                                               ===============================================

Three months ended August 31, 2000
   (U.S. dollars, in thousands)                                Refractive               Other            Total
                                                               -----------------------------------------------
Revenues and physician costs:
Net revenues                                                      45,622                2,323           47,945
Doctor compensation                                                4,850                   --            4,850
                                                               -----------------------------------------------
Net revenue after doctor compensation                             40,772                2,323           43,095
                                                               -----------------------------------------------
Expenses
Operating                                                         37,030                4,898           41,928
Interest and other                                                (1,101)                 135             (966)
Depreciation of capital assets and assets under lease              3,496                  237            3,733
Amortization of intangibles                                        2,398                  760            3,158
                                                               -----------------------------------------------
                                                                  41,823                6,030           47,853
                                                               -----------------------------------------------
Income (loss) from operations                                     (1,051)              (3,707)          (4,758)
Income taxes                                                        (188)                  14             (174)
Non-controlling interest                                            (193)                 (47)            (240)
                                                               -----------------------------------------------
Net income (loss)                                              $  (1,432)           $  (3,740)       $  (5,172)
                                                               ===============================================

Total assets                                                   $ 255,483            $  21,890        $ 277,373
                                                               ===============================================
Total capital and intangible expenditures                      $  10,834            $      18        $  10,853
                                                               ===============================================

Quarter ended November 30, 2000 compared to Quarter ended August 31, 2000

      Total net revenues for the second quarter of fiscal 2001 decreased from $47.9 million in the first quarter of fiscal 2001 to $38.4 million in the second quarter of fiscal 2001.

      Net revenues from refractive centers decreased from $45.6 million in the first quarter of fiscal 2000 to $35.6 million in the second quarter of fiscal 2001. Procedure volume in the first quarter of fiscal 2001 were 33,387 compared to 27,110 in the second quarter of fiscal 2001. The decrease in procedures and revenues reflects the continuing pressures faced by the Company in the laser vision correction services marketplace including the impact of reduced pricing and greater competition.

      Operating expenses and doctor compensation decreased from $46.8 million in the first quarter of fiscal 2000 to $45.0 million in the second quarter of fiscal 2001. This decrease is a result of: (i) reduced variable expenses as a result of lower volume, (ii) reduced marketing costs, (iii) reduced costs associated with eyeVantage.com, Inc., and (iv) employee reductions. These savings have been partially offset by increased consulting costs.

      The loss for the second quarter of fiscal 2001 was $28.0 million or $0.74 per share compared to a loss of $5.2 million or $0.14 per share for the first quarter of fiscal 2001. The higher loss, quarter on quarter, includes restructuring charges of $14.6 million as part of the Company's initiative to concentrate on core business activities and reduced procedure volumes. The Company intends to continue to reduce its costs and to further develop strategies to improve procedure volumes.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments were $61.5 million at November 30, 2000, $72.8 million at August 31, 2000 and $78.5 million at May 31, 2000.

      Cash provided from operating activities was $11.3 million for the first two quarters of fiscal 2000 as compared to $5.7 million for the first two quarters of fiscal 2001, a decrease resulting primarily from reduced earnings. The non-cash increase in depreciation and amortization charges are a result of the opening of new centers and the acquisition of the business assets of certain doctors' practices. Non-cash restructuring charges are primarily a result of the write off of eyeVantage.com, Inc.'s assets. The reduction in accounts receivable is a result of more aggressive collection efforts and a reduction of sales.

      The Company used cash to make scheduled debt repayments of $3.8 million and distributed $3.2 million in profits to minority shareholders in the second quarter of fiscal 2001. The Company paid $3.0 million that had been outstanding from business acquisitions in fiscal 2000 by eyeVantage.com, Inc., its e-commerce, internet subsidiary. During the first two quarters of fiscal year 2001, under the terms of its announced normal course issuer bid, the Company repurchased outstanding shares for $0.5 million. The terms of the bid allow the Company to buy up to 5% of its outstanding shares during the 12 month period which was completed in November 2000. Since commencing the issuer bid the Company has paid $10.9 million to repurchase 803,000 common shares. The company does not currently plan to repurchase additional stock.

      The Company has invested $9.7 million in capital assets of which $5.4 million relate to facility costs and its corporate office. In addition, the Company made investments of $5.8 million for the acquisition of business assets of several doctors. The Company has made plans to divest itself of its corporate office building, located in Mississauga, Ontario. The Company, however, plans to continue to make other key strategic industry investments both on the new technology and service side of the industry.

      During the first six months of fiscal 2001, the Company continued its expansion plan by acquiring the business assets located at doctors' practices in order to solidify its presence in several key markets. While the Company's expansion plans are being curtailed given the changing competitive environment, it is expected that $10 million in cash will be used for the acquisition of doctor practices for the balance of fiscal year 2001.

      The Company estimates that existing cash balances, together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations, acquisition and expansion plans for at least the next 18 months.

Forward-Looking Information

      This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "predict", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including, pricing, competition, the acceptance of the procedure and the timing of acquisitions and expansion opportunities, any of which could cause actual results to vary materially from current results or TLC's anticipated future results. See the Company's reports filed with the Toronto Stock Exchange and the U.S. Securities and Exchange Commission from time to time for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. TLC assumes no obligation to update the information contained in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders was held on October 26, 2000 at the News Theater, 98 The Esplanade, Toronto, Ontario.

      The shareholders voted on the following matters as set forth in the proxy statement:

      1. Election of Directors. The shareholders of the Company elected Mr. Vamvakas, Dr. Machat, Mr. Riegert, Mr. Gourwitz, Dr. Sullins, Jr., Mr. Davidson, and Mr. Rustand to hold office as directors on the Company's board of directors until the next annual meeting or until successors are appointed.

      The voting tabulation for each nominee was as follows:

      Elias Vamvakas - 19,124,938 votes in favor of election and 175,861 votes withheld.

      Dr. Jeffery Machat - 19,124,938 votes in favor of election and 175,861 votes withheld.

      John F. Riegert - 19,124,938 votes in favor of election and 175,861 votes withheld.

      Howard J. Gourwitz - 19,124,938 votes in favor of election and 175,861 votes withheld.

      Dr. William David Sullins, Jr. - 19,124,938 votes in favor of election and 175,861 votes withheld.

      Thomas N. Davidson - 19,124,938 votes in favor of election and 175,861 votes withheld.

      Warren S. Rustand - 19,124,938 votes in favor of election and 175,861 votes withheld.

      2. Appointment of Auditors. The shareholders authorized the selection of Ernst & Young as the Company's auditors until the next annual meeting of shareholders and authorized the board of directors to fix the remuneration of the auditors. The voting tabulation was as follows: 19,190,251 votes in favor, 0 votes against and 84,842 votes withheld.

      3. Amendment to the Amended and Restated Share Option Plan. The Shareholders authorized the amendment of the Amended and Restated Share Option Plan increasing the number of common shares of the Company which many be issued under the Plan. The voting tabulation was as follows: 16,484,829 votes in favor 2,785,234 votes against and 0 votes withheld.

      4. Grant of Options. The shareholders authorized the granting of options to Thomas G. O'Hare. The voting tabulation was as follows: 18,275,461 votes in favor 700,558 votes against and 0 votes withheld.

      5. Amendment to the Amended and Restated Share Option Plan. The shareholders authorized the amendment of the Amended and Restated Share Option Plan allowing options to be granted under the Plan to persons who provide ongoing marketing or promotional services to or endorsement for the Company. The voting tabulation was as follows: 16,769,494 votes in favor 2,476,445 votes against and 0 votes withheld.

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON 8-K

      a.    Exhibits

            Exhibit 27. Financial Data Schedules.

      b.    Reports on 8-K

            None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TLC LASER EYE CENTERS INC.


                                  By: /s/ Elias Vamvakas
                                      -------------------------------
                                          Elias Vamvakas
                                          Chief Executive Officer
                                          January 15, 2000


                                  By: /s/ Peter Kastelic
                                      -------------------------------
                                          Peter Kastelic
                                          Chief Financial Officer
                                          January 15, 2000