Form 10-Q
period 2001-02-28
TLC LASER CENTER INC
filed 2001-04-16
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001
                         COMMISSION FILE NUMBER: 0-29302

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

      As of February 28, 2001, there were 38,012,019 of the registrant's Common Shares outstanding.

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

                                      INDEX

PART I.     FINANCIAL INFORMATION

            Item 1. Consolidated Financial Statements

                    Consolidated Statement of Income for the Three Months ended February 28, 2001 and February 29, 2000 and the Nine Months ended February 28, 2001 and February 29, 2000.

                    Segmented Information at Three Months ended February 28, 2001 and February 29, 2000 and the Nine Months ended February 28, 2001 and February 29, 2000.

                    Consolidated Balance Sheet at February 28, 2001 and May 31, 2000

                    Consolidated Statement of Cashflows for the Nine Months ended February 28, 2001 and February 29, 2000

                    Consolidated Statements of Stockholders' Equity

                    Notes to Interim Consolidated Financial Statements

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

            Item 3. Quantitative and Qualitative Disclosures About Market
                    Risk

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings

PART I. FINANCIAL INFORMATION

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF INCOME

                                                                   3 months ended                 9 months ended
                                                            ----------------------------    ----------------------------
                                                             February 28    February 29     February 28     February 29
(U.S. dollars, in thousands except per share amounts)            2001           2000            2001           2000
------------------------------------------------------------------------------------------------------------------------
Net revenues
    Refractive                                              $     43,632    $     46,709    $    124,832    $    142,180
    Other                                                          3,956           2,639           9,111           7,280
------------------------------------------------------------------------------------------------------------------------

Net revenues                                                      47,588          49,348         133,943         149,460
------------------------------------------------------------------------------------------------------------------------

Expenses
    Doctor Compensation
      Refractive                                                   4,691           4,326          13,222          12,725
    Operating                                                     34,407          43,204         117,009         114,713
    Interest and other                                              (665)         (1,305)         (2,282)         (3,848)
    Depreciation of capital assets and assets under lease          4,008           3,740          11,537          10,112
    Amortization of intangibles                                    2,836           1,831           9,295           4,731
    Restructuring and other charges                                  714              --          15,949              --
------------------------------------------------------------------------------------------------------------------------
                                                                  45,991          51,796         164,730         138,433
------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
    NON-CONTROLLING INTEREST                                       1,597          (2,448)        (30,787)         11,027

Income taxes                                                        (832)            269          (1,672)         (4,776)

Non-controlling interest                                            (337)           (894)           (314)         (2,514)
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                            $        428    $     (3,073)   $    (32,773)   $      3,737
                                                            ============================================================

BASIC INCOME (LOSS) PER SHARE                               $       0.01    $      (0.08)   $      (0.87)   $       0.10

Weighted average number of
    Common Shares Outstanding                                 37,961,960      36,864,614      37,695,599      37,243,352

Diluted Income (Loss) per share                             $       0.01    $      (0.08)   $      (0.87)   $       0.10

Prepared in accordance with US Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.
SEGMENTED INFORMATION

                                                                                                    Comparative
Three months ended February 28th,                                                           2001        2000
(U.S. dollars, in thousands)                                 Refractive      Other         Total       Total
===============================================================================================================
Net revenues                                                  $  43,632    $   3,956       47,588    $  49,348
Doctor compensation                                               4,691           --        4,691        4,326
---------------------------------------------------------------------------------------------------------------

Net revenue after doctor compensation                            38,941        3,956       42,897       45,022
---------------------------------------------------------------------------------------------------------------

Expenses
Operating                                                        31,122        3,285       34,407       43,204
Interest and other                                                 (585)         (80)        (665)      (1,305)
Depreciation of capital assets and assets under lease             3,324          684        4,008        3,740
Amortization of intangibles                                       2,615          221        2,836        1,831
Restructuring and other charges                                     697           17          714           --
---------------------------------------------------------------------------------------------------------------

                                                                 37,173        4,127       41,300       47,470
---------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes & non-controlling interest      1,768         (171)       1,597       (2,448)
Income taxes                                                       (777)         (55)        (832)         269
Non-controlling interest                                           (442)         105         (337)        (894)
---------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                             $     549    $    (121)         428    $  (3,073)
                                                              =================================================

                                                                                                    Comparative
Nine months ended February 28th                                                            2001        2000
(U.S. dollars, in thousands)                                  Refractive      Other        Total       Total
===============================================================================================================
Net revenues                                                  $ 124,832    $   9,111      133,943    $ 149,460
Doctor compensation                                              13,222           --       13,222       12,725
---------------------------------------------------------------------------------------------------------------
Net revenue after doctor compensation                           111,610        9,111      120,721      136,735
---------------------------------------------------------------------------------------------------------------
Expenses
Operating                                                       104,997       12,012      117,009      114,713
Interest and other                                               (2,301)          19       (2,282)      (3,848)
Depreciation of capital assets and assets under lease            10,431        1,106       11,537       10,112
Amortization of intangibles                                       7,742        1,553        9,295        4,731
Restructuring and other charges                                   2,582       13,367       15,949           --
---------------------------------------------------------------------------------------------------------------
                                                                123,451       28,057      151,508      125,708
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes & non-controlling interest    (11,841)     (18,946)     (30,787)      11,027
Income taxes                                                     (1,555)        (117)      (1,672)      (4,776)
Non-controlling interest                                           (252)         (62)        (314)      (2,514)
---------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                             $ (13,648)   $ (19,125)   $ (32,773)   $   3,737
                                                              =================================================

Prepared in accordance with US Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEET

                                                           February 28        May 31
(U.S. dollars, in thousands)                                   2001            2000
======================================================================================
ASSETS
Current assets
  Cash and cash equivalents                                 $  65,018       $  78,531
  Accounts receivable                                          10,486          15,527
  Income taxes recoverable                                        243           4,734
  Prepaids and sundry assets                                    4,672           5,922
--------------------------------------------------------------------------------------
  Total current assets                                         80,419         104,714

Restricted cash                                                 1,695           1,722
Investments and other assets                                   21,437          29,478
Intangibles                                                    78,364          89,297
Capital assets                                                 48,144          53,431
Assets under capital lease                                      8,044          10,722
--------------------------------------------------------------------------------------
Total assets                                                $ 238,103       $ 289,364
======================================================================================

LIABILITIES
Current liabilities
    Accounts payable and accrued liabilities                $  16,963       $  21,467
    Accrued purchase obligations                                3,620          13,200
    Accrued restructuring costs                                 1,630              --
    Accrued wage costs                                          4,792           2,974
    Current portion of long term debt                           1,826           2,332
    Current portion of obligations under capital lease          3,166           5,260
--------------------------------------------------------------------------------------

Total current liabilities                                      31,997          45,233

Long term debt                                                  1,809           2,922
Obligations under capital lease                                 1,959           3,806
Deferred rent                                                     678             915
--------------------------------------------------------------------------------------
  Total liabilities                                            36,443          52,876
--------------------------------------------------------------------------------------
Non-controlling interest                                       11,548          12,842
--------------------------------------------------------------------------------------

Commitments

SHAREHOLDERS' EQUITY
Capital stock                                                 276,100         269,953
Warrants                                                          532             532
Deficit                                                       (75,161)        (42,388)
Accumulated other comprehensive income (loss)                 (11,359)         (4,451)
--------------------------------------------------------------------------------------
  Total shareholders' equity                                  190,112         223,646
--------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                  $ 238,103       $ 289,364
======================================================================================

Prepared in accordance with US Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF CASHFLOWS

                                                                     Nine Months ended   Nine Months ended
                                                                        February 28         February 29
(U.S. dollars, in thousands)                                                2001               2000
==========================================================================================================
Operating activities
Net income for the period                                                $ (32,773)         $   3,737

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                             20,832             14,843
  Goodwill written off in the period                                           217                 --
  (Gain)/loss on sale of fixed assets and assets under lease                 1,444                614
  Non-cash restructuring costs                                              13,750                 --
  Non-controlling interest                                                     314              2,514
  Other                                                                         25               (477)

Changes in non-cash operating items
Accounts receivable                                                          4,725             (1,600)
Prepaids and sundry assets                                                   1,682             (5,174)
Accounts payable and accrued liabilities                                    (2,687)             1,295
Income taxes payable recoverable (net)                                       5,055               (863)
Deferred rent and compensation                                                (237)              (100)
------------------------------------------------------------------------------------------------------

Cash provided by operating activities                                       12,347             14,789
------------------------------------------------------------------------------------------------------

Financing activities
Restricted cash                                                                 27                102
Proceeds from debt financing                                                   136                132
Principal payments of debt financing                                        (1,744)            (1,655)
Principal payments of obligations under capital lease                       (3,940)            (3,794)
Payments of accrued purchase obligations                                    (3,000)                --
Contributions from non-controlling interests                                    37              1,057
Distributions to non-controlling interests                                  (3,531)            (1,423)
Payments related to the purchase and cancellation of capital stock            (485)            (9,960)
Proceeds from the issuance of capital stock                                    573              1,783
------------------------------------------------------------------------------------------------------

Cash used for financing activities                                         (11,927)           (13,758)
------------------------------------------------------------------------------------------------------

Investing activities
Purchase of capital assets and assets under lease                          (10,779)           (17,243)
Proceeds from sale of fixed assets and assets under lease                    2,082                 88
Proceeds from the sale of investments                                        1,099                227
Acquisitions and investments                                                (6,246)           (40,110)
Marketable securities                                                           --             26,212
Other                                                                          (89)               (13)
------------------------------------------------------------------------------------------------------

Cash used for investing activities                                         (13,933)           (30,839)
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           (13,513)           (29,808)

Cash and cash equivalents , beginning of year                               78,531            125,598
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                   $  65,018          $  95,790
======================================================================================================

Prepared in accordance with US Generally Accepted Accounting Principles

TLC Laser Eye Centers Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (U.S. dollars, in thousands)

                                            Common stock                Warrants
                                            ------------                --------                       Other
                                                                                                    Accumulated
                                         Number                   Number                           Comprehensive
                                        of Shares    Amount     of Warrants    Amount     Deficit      Income        Total
                                         (000's)        $         (000's)         $          $            $            $
----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     33,668     143,554        --           --       (22,421)      407         121,540
Shares issued for acquisitions                50         837                                                            837
Shares issued to acquire other assets         50         728                                                            728
Shares purchased for cancellation           (256)     (1,095)                              (4,290)                   (5,385)
Exercise of stock options                    773       3,073                                                          3,073
Shares issued as remuneration                 40         600                                                            600
Shares issued as part of the employee
share purchase plan                           47         750                                                            750
Public offering, net of issue costs        2,990     121,007                                                        121,007
Comprehensive income
    Net income                                                                             (4,556)                   (4,556)
    Other comprehensive income
    Unrealized gains/losses on available-
     for-sale securities                                                                              5,529           5,529
----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     37,362     269,454         --          --       (31,267)    5,936         244,123
Warrants issued                                                     100         532                                     532
Shares issued for acquisition                302         728                                                            728
Value determined for shares
    Issued contingent on meeting
    Earnings criteria                         --       1,397                                                          1,397
Shares purchased for cancellation           (710)     (5,162)                              (5,203)                  (10,365)
Exercise of stock options                     87       1,314                                                          1,314
Shares issued as remuneration                 44         387                                                            387
Shares issued as part of the employee
share purchase plan                           65       1,696                                                          1,696
Reversal of IPO costs, over accrual           --         139                                                            139
Comprehensive income
    Net income                                                                             (5,918)                   (5,918)
    Other comprehensive income
    Unrealized gains/losses on available-
     for-sale securities                                                                            (10,387)        (10,387)
----------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000                      37,150     269,953        100         532       (42,388)   (4,451)        223,646
============================================================================================================================
Shares issued for acquisition                817       6,059                                                          6,059
 Shares purchased for cancellation           (93)       (485)                                                          (485)
Exercise of stock options                     45         115                                                            115
Shares issued as part of the employee
share purchase plan                           93         458                                                            458
Comprehensive income
    Net income                                                                            (32,773)                  (32,773)
    Other comprehensive income
    Unrealized gains/losses on available-
     for-sale securities                                                                             (6,908)         (6,908)
----------------------------------------------------------------------------------------------------------------------------
Balance February 28, 2001                 38,012     276,100        100         532       (75,161)  (11,359)        190,112
============================================================================================================================

TLC LASER EYE CENTERS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2001
(Unaudited)

1.    Basis of Presentation

      The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 2000 Annual Report on Form 10-K filed by TLC Laser Eye Centers Inc. (formerly TLC The Laser Center Inc.) (the "Company") with the Commission. The unaudited interim consolidated financial statements as of February 28, 2001 and February 29, 2000 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The February 29, 2000 nine month consolidation includes certain reclassifications to conform with classifications for the nine month period ended February 28, 2001.

      The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2.    Comprehensive Income (Loss)

      Total comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss), which, primarily comprises net unrealized gains or losses on securities which are available for sale. Total comprehensive income (loss) was $(39.7) million for the nine months ended February 28, 2001 and $(0.3) million for the nine months ended February 29, 2000. Other comprehensive (loss) was $(6.9) million and $(3.4) million for the nine months ended February 28, 2001 and 2000, respectively.

3.    Acquisition Related Activities

      a) On August 21, 2000, the Company purchased 100% of the membership interests in Eye Care Management Associates, LLC in exchange for $4,000,000 in cash, 295,165 common shares of the Company with a value of $1,860,000 and amounts contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to the Membership Purchase Agreement.

      b) During the first quarter of fiscal 2001, an additional 536,764 common shares of the Company, valued at $4,056,000, were issued to the sellers of The Vision Source, Inc. to reflect the final payment of contingent consideration which was determined to be payable during fiscal 2000 and which had been accrued for at May 31, 2000. On December 31, 1999, the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. As a result, in fiscal 2000, 210,902 common shares of the Company with a value of $1,397,000, as determined by the acquisition agreement, were released from escrow to the sellers of The Vision Source, Inc.

      c) During the first quarter of fiscal 2001, eyeVantage.com, Inc., an 83% subsidiary of the Company, paid $3,000,000 to fully satisfy an outstanding note payable which arose from the fiscal 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Optical Options, Inc., in exchange for shares of eyeVantage.com, Inc., with a value of $6,000,000, which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to issue two notes in favor of the sellers for $3,000,000 each, the first of which was satisfied in the second fiscal quarter and the second note, which carries an interest rate of 8%, is payable in eight equal quarterly installments, the first of which was due on August 1, 2000. The August 1st payment was not made and the payment of this and future installments were under dispute. In the third quarter of fiscal 2001, the Company has accepted a proposal from the seller that would reduce the purchase obligation from $3,000,000 to $595,000.

      d) During the first quarter of fiscal 2001, eyeVantage.com, Inc., an 83% subsidiary of the Company, did not make the initial installment on a $3,000,000 obligation which arose from the fiscal 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Eye Care Consultants, Inc., in exchange for shares of eyeVantage.com, Inc. with a value of $3,000,000 which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to make eight equal quarterly installments equaling $3,000,000, the first of which was due on June 30, 2000. The June 30th payment was not made and future installments are currently under dispute.

4.    Restructuring and Other Charges

      In fiscal 2001, the following decisions were made: (i) to exit from e-commerce enterprise eyeVantage.com, Inc., (ii) to reflect the potential for losses in an equity investment in a secondary care operation, and
      (iii) to identify the estimated costs associated with the Company's initiative to eliminate centers which have been targeted under the current restructuring initiatives. The following charges were reported in connection with these divestitures and restructuring:

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

      (b) The Company has provided $1.0 million for potential losses in amounts outstanding from an equity investment in a secondary care activity.

      (c) The Company has undertaken to close 3 refractive centers and has estimated losses of $0.9 million resulting from these closures. The Company continues to review the viability of under-performing centers and may close additional centers in the coming months.

      (d) The Company has undertaken an extensive review of internal structures, its marketplace, its resources and its strategies for the future. This review is resulting in the restructuring of the company's goals and structures to meet its future needs. The Company has utilized the services of a national consulting firm to facilitate this internal restructuring process. Its participation in this assignment was completed in the three months ended February 28, 2001. The costs of these consultants were $1.6 million year-to-date ($0.7 million in the three months ended February 28, 2001).

            In the nine months ended February 28, 2001, the Company provided $15.9 million for losses from restructuring and other charges. This consisted of cash payments of $2.1 million primarily in severance and lease costs and $13.8 million in non-cash costs. Non-cash costs are primarily made up of write-offs of goodwill and capital assets resulting from the decision to exit from its e-commerce enterprise, EyeVantage.com Inc. and also include the remaining accruals for restructuring and other charges of $1.6 million.

5.    Supplemental Cash Flow Information

      Non-cash transactions:

                                                                       Nine months  ended  February  28, 2001 and  February 29, 2000
                                                                                                   2001            2000
                                                                                              -------------    -----------
     Capital stock issued for acquisitions                                                           6,059            728
     Goodwill/Non-controlling interest arising from dilution calculation                             1,314             --
     Capital lease obligations relating to equipment purchases                                          --            594

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of the Company's Annual Report on Form 10-K. The following discussion is based upon the Company's results presented in accordance with United States GAAP. Unless otherwise specified, all dollar amounts are U.S. dollars. See Note 1 to the Company's Audited Consolidated Financial Statements of the Company for the fiscal year ended May 31, 2000.

Overview

      TLC is the largest provider of laser vision correction services in the world. TLC owns and manages refractive centers which, together with TLC's network of over 12,500 optometrists and opthamologists, provide laser vision correction of common refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure, which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in 1993, currently has 58 refractive centers in 28 states and provinces throughout the United States and Canada. Surgeons performed over 134,000 procedures at the Company's centers during fiscal 2000 and performed 93,897 procedures in the first three quarters of fiscal 2001, including over 800 paid procedures in the third quarter generated by its new "TLC Affiliate Centers" program.

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

      The Company intends to continue to pursue a long-term growth strategy in its core refractive laser surgery business, which accounts for more than 93% of net revenues, however, the Company's short term strategy is to restrict acquisitions to a select few opportunities. The Company's growth and future profitability are affected by the extent to which laser vision correction becomes more widely accepted in North American markets as well as the extent of competition for providing these services and the prices for these services.

      In the quarter ended February 28, 2001, the Company's procedure volume was up by 23% from the previous quarter ended November 30, 2000 and unchanged from previous year quarter ended February 29, 2000 in spite of increased competition and pricing pressures. The price of laser vision correction is a factor in the decision process amongst potential laser vision correction candidates as they determine whether, when and where to have the procedure done. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that faces significant pricing pressures. If the Company is required to reduce its current price structures, then there will be a negative impact on the net revenues of the Company if the reduced prices do not generate sufficient additional procedures to offset the decreased prices. Aggressive price discounting is being seen in the laser vision correction marketplace and has begun to adversely affect some competitors.

      The Company has engaged the services of a national consulting firm to examine current market conditions and current price/cost structures of the Company as part of an extensive review of the Company, its marketplace, its resources and its strategic direction for the future. Several initiatives have been identified and adopted by the Company to reduce operational costs and increase procedure volumes. Pricing models are being reviewed against current and projected market conditions and may change in accordance with these market forces. In addition, the Company is reviewing current and projected operating results of each center and where required will close under-performing centers.

      During the 2001 fiscal year, the Company reflected losses from restructuring and other charges of $15.9 million. These losses have resulted in cash payments of $2.1 million and non-cash costs of $13.8 million primarily made up of write-offs of goodwill and capital assets resulting from the decision to exit from its e-commerce enterprise, eyeVantage.com Inc. and also include the remaining accruals for restructuring and other charges of $1.6 million.

Results of Operations

Three months ended February 28, 2001

(U.S. dollars, in thousands)                                                 Refractive              Other          Total
                                                                           ------------------------------------------------
Revenues and physician costs:
Net revenues                                                                     43,632               3,956         47,588
Doctor compensation                                                               4,691                  --          4,691
                                                                           ------------------------------------------------
Net revenue after doctor compensation                                            38,491               3,956         42,897
                                                                           ================================================
Expenses
Operating                                                                        31,122               3,285         34,407
Interest and other                                                                 (585)                (80)          (665)
Depreciation of capital assets and assets under lease                             3,324                 684          4,008
Amortization of intangibles                                                       2,615                 221          2,836
Restructuring and other charges                                                     697                  17            714
                                                                           ------------------------------------------------
                                                                                 37,173               4,127         41,300
                                                                           ------------------------------------------------
Income (loss) from operations                                                     1,768                (171)         1,597
Income taxes                                                                       (777)                (55)          (832)
Non-controlling interest                                                           (442)                105           (337)
                                                                           ------------------------------------------------
Net income (loss)                                                                   549                (121)           428
                                                                           ================================================

Total assets                                                                    233,612               4,491        238,103
                                                                           ================================================
Total capital and intangible expenditures                                         1,523                 227          1,750
                                                                           ================================================

Three months ended February 29, 2000

(U.S. dollars, in thousands)                                                 Refractive              Other           Total
                                                                           ------------------------------------------------
Revenues and physician costs:
Net revenues                                                                     46,709               2,639         49,348
Doctor compensation                                                               4,326                  --          4,326
                                                                           ------------------------------------------------
Net revenue after doctor compensation                                            42,383               2,639         45,022
                                                                           ================================================
Expenses
Operating                                                                        40,112               3,092         43,204
Interest and other                                                               (1,321)                 16         (1,305)
Depreciation of capital assets and assets under lease                             3,473                 267          3,740
Amortization of intangibles                                                       1,656                 175          1,831
Restructuring and other charges                                                      --                  --             --
                                                                           ------------------------------------------------
                                                                                 43,920               3,551         47,470
                                                                           ------------------------------------------------
Income (loss) from operations                                                    (1,537)               (912)        (2,448)
Income taxes                                                                        314                 (45)           269
Non-controlling interest                                                           (768)               (126)          (894)
                                                                           ------------------------------------------------
Net income (loss)                                                                (1,991)             (1,083)        (3,073)
                                                                           ================================================

Total assets                                                                    268,754              21,388        290,142
                                                                           ================================================
Total capital and intangible expenditures                                        16,664                 494         17,158
                                                                           ================================================

Nine months ended February 28, 2001
  (U.S. dollars, in thousands)                                               Refractive              Other          Total
                                                                           ------------------------------------------------
Revenues and physician costs:
Net revenues                                                                    124,832               9,111        133,943
Doctor compensation                                                              13,222                  --         13,222
                                                                           ------------------------------------------------
Net revenue after doctor compensation                                           111,610               9,111        120,721
                                                                           ------------------------------------------------
Expenses
Operating                                                                       104,997              12,012        117,009
Interest and other                                                               (2,301)                 19         (2,282)
Depreciation of capital assets and assets under lease                            10,431               1,106         11,537
Amortization of intangibles                                                       7,742               1,553          9,295
Restructuring and other charges                                                   2,582              13,367         15,949
                                                                           ------------------------------------------------
                                                                                123,451              28,057        151,508
                                                                           ------------------------------------------------
Income (loss) from operations                                                   (11,841)            (18,946)       (30,787)
Income taxes                                                                     (1,555)               (117)        (1,672)
Non-controlling interest                                                           (252)                (62)          (314)
                                                                           ------------------------------------------------
Net income (loss)                                                               (13,648)            (19,125)       (32,773)
                                                                           ================================================

Total assets                                                                    233,612               4,491        238,103
                                                                           ================================================
Total capital and intangible expenditures                                        16,856               1,276         18,132
                                                                           ================================================

Nine months ended February 28, 2000
(U.S. dollars, in thousands)                                                 Refractive              Other          Total
                                                                           ------------------------------------------------
Revenues and physician costs:
Net revenues                                                                    142,180               7,280        149,460
Doctor compensation                                                              12,725                  --         12,725
                                                                           ------------------------------------------------
Net revenue after doctor compensation                                           129,455               7,280        136,735
                                                                           ================================================
Expenses
Operating                                                                       107,318               7,395        114,713
Interest and other                                                               (3,811)                (37)        (3,848)
Depreciation of capital assets and assets under lease                             9,311                 801         10,112
Amortization of intangibles                                                       4,232                 499          4,731
Restructuring and other charges                                                      --                  --             --
                                                                           ------------------------------------------------
                                                                                117,050               8,658        125,708
                                                                           ------------------------------------------------
Income (loss) from operations                                                    12,405              (1,378)        11,027
Income taxes                                                                     (4,570)               (206)        (4,776)
Non-controlling interest                                                         (2,223)               (291)        (2,514)
                                                                           ------------------------------------------------
Net income (loss)                                                                 5,612              (1,875)         3,737
                                                                           ================================================

Total assets                                                                    268,754              21,388        290,142
                                                                           ================================================
Total capital and intangible expenditures                                        44,843                 811         45,654
                                                                           ================================================

Quarter ended February 28, 2001 compared to Quarter ended February 29, 2000

      Total net revenues for the third quarter of fiscal 2001 decreased to $47.6 million from $49.3 million the previous year, which primarily reflects reduced net revenues from refractive centers. More than 93% of the Company's total net revenues were derived from refractive surgery. For the nine-month period, total net revenues decreased to $133.9 million in fiscal 2001 from $149.5 million in fiscal 2000.

      Net revenues from refractive centers for the third quarter of fiscal 2001 decreased to $43.6 million, from $46.7 million in the previous year's third quarter. For the nine-month period net revenue from refractive centers decreased to $124.8 million in fiscal 2001 from $142.2 million in fiscal 2000. More than 33,400 procedures were performed in the third quarter fiscal 2001 compared to 33,300 procedures in the third quarter fiscal 2000. The

Company was able to maintain the procedure level in spite of current competition in the marketplace. On a nine-month basis, procedure volume decreased to 93,897 in fiscal 2001 from 98,330 in fiscal 2000 representing a 4.5% reduction in volumes. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that faces significant pricing pressures.

      Net revenues from non-refractive activities were $4.0 million in the third quarter of fiscal 2001 in comparison to $2.6 million in the third quarter fiscal 2000. On a nine-month basis, net revenue from non-refractive activities was $9.1 million in fiscal 2001 from $7.3 million in fiscal 2000.

      Operating expenses and doctor compensation decreased to $39.1 million in the third quarter fiscal 2001 from $47.5 million in the third quarter fiscal 2000. This decrease is primarily a result of: (i) reduced marketing costs, (ii) consolidation of costs associated with the Corporate Advantage Program and third party payor programs, and (iii) reductions in staffing levels at corporate and program levels. Based on nine months, operating costs including doctor compensation has increased 2% from $127.4 million in fiscal 2000 to $130.2 million in fiscal 2001.

      Residual other charges were applied in the third quarter in refractive activities. These charges relate to consulting costs relating to the services provided by the national consulting firm.

      Total depreciation and amortization costs were $6.8 million in the third quarter of fiscal 2001 in comparison to $5.6 million in the third quarter fiscal 2000. On a nine-month basis, total depreciation and amortization was $20.8 million in fiscal 2001 up from $14.8 million in fiscal 2000. The increase in depreciation and amortization expense is largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during the first quarter fiscal of 2001 and fiscal 2000. Goodwill and intangibles are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years.

      Income tax expense increased to $0.8 million in the third quarter of fiscal 2001 from $(0.3) million in the third quarter of fiscal 2000. This increase is a result of the Company and its partners having generated operating profits in the third quarter of fiscal 2001.

      The profit for the third quarter of fiscal 2001 was $0.4 million or $0.01 per share, compared to a loss of $3.1 million or $0.08 cents per share for the third quarter of fiscal 2000. Profit before restructuring and other charges for the quarter was $1.1 million. This profit reflects the Company's renewed focus on cost containment and resource rationalization, along with increasing stability in pricing in the marketplace.

Three months ended February 28, 2001

(U.S. dollars, in thousands)                                                  Refractive                 Other          Total
                                                                             --------------------------------------------------
Revenues and physician costs:
Net revenues                                                                      43,632                 3,956          47,588
Doctor compensation                                                                4,691                    --           4,691
                                                                             --------------------------------------------------
Net revenue after doctor compensation                                             38,491                 3,956          42,897
                                                                             ==================================================
Expenses
Operating                                                                         31,122                 3,285          34,407
Interest and other                                                                  (585)                  (80)           (665)
Depreciation of capital assets and assets under lease                              3,324                   684           4,008
Amortization of intangibles                                                        2,615                   221           2,836
Restructuring and other charges                                                      697                    17             714
                                                                             --------------------------------------------------
                                                                                  37,173                 4,127          41,300
                                                                             --------------------------------------------------
Income (loss) from operations                                                      1,768                  (171)          1,597
Income taxes                                                                        (777)                  (55)           (832)
Non-controlling interest                                                            (442)                  105            (337)
                                                                             --------------------------------------------------
Net income (loss)                                                                    549                  (121)            428
                                                                             ==================================================

Total assets                                                                     233,612                 4,491         238,103
                                                                             ==================================================
Total capital and intangible expenditures                                          1,523                   227           1,750
                                                                             ==================================================

Three months ended November 30, 2000
  (U.S. dollars, in thousands)                                                Refractive                 Other          Total
                                                                             --------------------------------------------------
Revenues and physician costs:
Net revenues                                                                      35,578                 2,832          38,410
Doctor compensation                                                                3,681                    --           3,681
                                                                             --------------------------------------------------
Net revenue after doctor compensation                                             31,897                 2,832          34,729
                                                                             --------------------------------------------------
Expenses
Operating                                                                         36,845                 3,529          40,374
Interest and other                                                                  (615)                  (36)           (651)
Depreciation of capital assets and assets under lease                              3,611                   185           3,796
Amortization of intangibles                                                        2,729                   572           3,301
Restructuring and other charges                                                    1,885                13,650          15,535
                                                                             --------------------------------------------------
                                                                                  44,455                17,900          62,355
                                                                             --------------------------------------------------
Income (loss) from operations                                                    (12,558)              (15,068)        (27,626)
Income taxes                                                                        (590)                  (76)           (666)
Non-controlling interest                                                             383                  (120)            263
                                                                             --------------------------------------------------
  Net income (loss)                                                            $ (12,765)            $ (15,264)      $ (28,029)
                                                                             ==================================================

Total assets                                                                   $ 233,174             $   6,027       $ 239,201
                                                                             ==================================================
Total capital and intangible expenditures                                      $   4,499             $   1,031       $   5,530
                                                                             ==================================================

Quarter ended February 28, 2001 compared to Quarter ended November 30, 2000

      Total net revenues for the third quarter fiscal 2001 increased to $47.6 million from $38.4 million in the second quarter of fiscal 2001.

      Net revenues from refractive centers for the third quarter of fiscal 2001 increased to $43.6 million, from $35.6 million in the previous quarter. More than 33,400 procedures were performed in the third quarter fiscal 2001, including over 800 paid procedures in the third quarter generated by the new "TLC Affiliate Centers" program, compared to 27,100 procedures in the second quarter fiscal 2001. The increase in procedures and revenues reflects a renewed appreciation for the Company as a premium provider of laser vision correction services, in addition to the normal calendar year-end surge of business. The Company continues to be a premium provider of laser vision correction services in an industry that faces significant pricing pressures.

      Operating expenses and doctor compensation decreased to $39.1 million in the third quarter fiscal of 2001 from $44.1 million in the second quarter of fiscal 2001. This decrease is a result of: (i) reduced marketing costs, (ii) streamlining and reduction of corporate costs to effectively support the Company's needs, and (iii) close monitoring of program development costs. Operating expenses and doctor compensation as a percentage of net revenues were 82% of net revenues in the third quarter of fiscal 2001 as compared to 115% of net revenues in the second quarter fiscal 2001. This decrease reflects the Company's ongoing initiatives to control costs.

      The profit for the third quarter of fiscal 2001 was $0.4 million or $0.01 per share compared to a loss of $28.0 million or $0.74 cents per share for the second quarter of fiscal 2001. The improvement, quarter on quarter, reflects the $15.5 million in restructuring and other charges taken in the second quarter, the improvement in the number of paid procedures performed as well as the results of the Company's initiatives to control costs.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments were $65.0 million at February 28, 2001 as compared to $61.5 million at November 30, $72.8 million at August 31, and $78.5 million at May 31, 2000

      Cash provided from operating activities was $12.3 million for the first three-quarters of fiscal 2001 as compared to $14.8 million for the first three-quarters of fiscal 2000; a decrease resulting primarily from reduced earnings. The non-cash increases in depreciation and amortization charges are a result of the opening of new centers and the acquisition of the business assets of certain doctors' practices. Non cash restructuring charges are primarily a result of the write-off of eyeVantage.com, Inc.'s assets.

      The Company has invested $10.8 in capital assets while selling $2.1 million of assets as part of the restructuring and rationalization process. In addition, the Company made investments of $6.2 million for the acquisition of business assets of several doctors. The Company continued to make other strategic industry investments both on the new technology and service side of the industry. The Company is currently in the process of negotiating the sale of its corporate office building, located in Mississauga, Ontario.

      During the first nine months of fiscal 2001, the Company continued its expansion plan by acquiring the business assets located at doctors' practices in order to solidify its presence in several key markets. Following the end of the third quarter of fiscal 2001, the Company acquired the non-medical assets that related to the refractive practice of a certain physician and that physician's P.C. for $10,000,000 plus an additional $10,000,000 to be paid over the next four years.

      The Company used cash to make scheduled debt repayments of $5.7 million and distributed $3.5 million in profits to minority shareholders in the first three-quarters of fiscal 2001. The Company paid $3.0 million that had been outstanding from business acquisitions in fiscal 2000 by eyeVantage.com, Inc. its e-commerce, Internet subsidiary. Under the terms of its announced normal course issuer bid, the Company repurchased outstanding shares for $0.5 million. The terms of the bid allow the Company to buy up to 5% of its outstanding shares during the twelve (12) month period which was completed in November 2000. Since commencing the issuer bid the Company has paid $10.9 million to repurchase 803,000 common shares. The company does not currently plan to repurchase stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On February 9, 2001 Joseph Dello Russo, M.D. filed a lawsuit, against the Company and certain physicians associated with the Company, in the United States District Court, Eastern District of New York alleging false description, false advertising and deceptive trade practices based upon certain advertisements of a doctor with substantially the same name as the plaintiff. The complaint alleges compensatory damages to be no less than $30,000,000 plus punitive damages. This lawsuit is in the early stages and the Company intends to vigorously defend this matter. Although there can be no assurance, the Company does not expect this suit to have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

      Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TLC LASER EYE CENTERS INC.


                                       By:  /s/ Elias Vamvakas
                                            ------------------------------------
                                                Elias Vamvakas
                                                Chief Executive Officer
                                                April 16, 2001


                                       By:  /s/ Brian Park
                                            ------------------------------------
                                                Brian Park
                                                Interim Chief Financial Officer
                                                April 16, 2001