Form 10-K
period 2001-05-31
TLC LASER CENTER INC
filed 2001-08-29
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2001
                         COMMISSION FILE NUMBER: 0-29302

                           TLC LASER EYE CENTERS INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Ontario, Canada                            980151150
        (State or jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

       5280 Solar Drive, Suite 300                       L4W 5M8
           Mississauga, Ontario                         (Zip Code)
 (Address of principal executive offices)

Registrant's telephone, including area code          (905) 602-2020

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

            None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

            Common Shares, No Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of July 31, 2001, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately $150.3 million.

      As of July 31, 2001, there were 38,048,748 of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Company's 2001 annual shareholder's meeting (incorporated in Part III to the extent provided in Items 10, 11, 12, and 13).

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Risk Factors" section of Item 1 "Business" for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" or "TLC" shall mean TLC Laser Eye Centers Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-K to a particular fiscal year shall mean the 12 months ended on May 31 in that year. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

Overview

      TLC Laser Eye Centers Inc. ("TLC" or the "Company") is one of the largest providers of laser vision correction services in North America. TLC owns and manages eye care centers which, together with TLC's network of over 12,500 eye care doctors, provide laser vision correction of common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an out-patient procedure that is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in September 1993, currently has 59 eye care centers in 26 states and provinces throughout the United States and Canada. More than 350,000 paid refractive procedures have been performed at TLC centers, including over 122,800 performed at the Company's centers during fiscal 2001.

      In the past year, TLC affirmed its strategy to position itself as a premium provider of laser vision correction services in the face of an industry price war. The Company believes that superior quality of care and outstanding clinical results will be the long-term determinants of success in the laser vision correction industry.

      To this end, the Company's focus has remained on maximizing revenues, controlling costs, providing superior quality of care and clinical results and pursuing additional growth opportunities for the premium business.

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 common shares of the Company for each of the approximately 25.9 million outstanding shares of common stock of Laser Vision. In addition, each of the approximately 7.8 million outstanding options or warrants to acquire stock of Laser Vision shall be assumed by the Company and become options or warrants to acquire common shares of the Company based on the 0.95 exchange rate. The merger is expected to be effected on a tax-free basis to shareholders and accounted for under the purchase method. The Company's Chairman and Chief Executive Officer, Elias Vamvakas, will be the Chairman and Chief Executive Officer of the merged company . John J. (Jack) Klobnak, Laser Vision's current Chairman and CEO, will assume a non-executive Vice Chairmanship and continue as a corporate director for approximately one year, after which time he intends to retire. James Wachtman, President and Chief Operating Officer of Laser Vision will serve as the merged company's President & Chief Operating Officer. The merged company's Chief Financial Officer will be Charles Bono, who is currently Chief Financial Officer of Laser Vision. The board of directors of the merged company is expected to be composed of members from both companies' current boards of directors. Completion of the transaction, expected to occur in December, 2001, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions.

Industry Background

Refractive Disorders

      The primary function of the human eye is to focus light. The eye works much like a camera: light rays enter the eye through the cornea, which provides most of the focusing power. Light then travels through the lens where it is fine-tuned to focus properly on the retina. The retina, located at the back of the eye, acts like the film in the camera, changing light into electric impulses that are carried by the optic nerve to the brain. To see clearly, light must be focused precisely on the retina. Refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism, result from an inability of the cornea and the lens to focus images on the retina properly. The amount of refraction required to properly focus images depends on the curvature of the cornea and the size of the eye. If the curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image.

Surgical Procedures

      Refractive disorders have historically been treated primarily by eyeglasses or contact lenses. Increasingly, they are being treated by surgical techniques, the most common of which in the United States, prior to the excimer laser being approved for sale for laser vision correction, was Radial Keratotomy ("RK"). RK is a surgical procedure, first performed in the 1970s, that corrects myopia by altering the shape of the cornea. This is accomplished by making incisions in a "radial" pattern along the outer portion of the cornea using a hand-held diamond-tipped blade. These very fine incisions are designed to help flatten the curvature of the cornea, thereby allowing light rays entering the eye to properly focus on the retina. The incisions penetrate 90% of the depth of the cornea. Because RK involves incisions into the corneal tissue, it may weaken the structure of the cornea, which can have adverse consequences following traumatic injury. RK also produces incisional scarring, and may cause fluctuation of vision and progressive farsightedness. Industry sources estimate that in 1994 over 200,000 RK procedures were performed in the United States. A variation of RK, Astigmatic Keratotomy, is used to correct astigmatism.

Laser Vision Correction

      Excimer laser technology was developed by International Business Machines Corporation in 1976 and has been used in the computer industry for many years to etch sophisticated computer chips. Excimer lasers have the desirable qualities of producing very precise ablation (removal of tissue) without affecting the area outside of the target zone. In 1981, it was shown that the excimer laser could ablate corneal tissue. Each pulse of the excimer laser can remove 0.25 microns of tissue in 12 billionths of a second. The first laser experiment on human eyes was performed in 1985 and the first human eye was treated with the excimer laser in the United States in 1988.

      Excimer laser procedures are designed to reshape the outer layers of the cornea to correct vision disorders by changing the curvature of the cornea. There are currently two procedures that use the excimer laser to correct vision disorders: Photorefractive Keratectomy ("PRK") and Laser In-Situ Keratomileusis ("LASIK"). In the case of both PRK and LASIK, prior to the procedure, the doctor makes an assessment of the exact correction required and programs the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. Both PRK and LASIK are performed on an outpatient basis without general anesthesia, using only topical anesthetic eye drops. An eyelid holder is inserted to prevent blinking while the eye drops eliminate the reflex to blink. The patient reclines in a chair, his or her eye focused on a fixation target, and the surgeon positions the patient for the procedure. The surgeon uses a foot pedal to apply the excimer laser beam, which emits a rapid succession of excimer laser pulses. The typical procedure takes 10 to 15 minutes, from set-up to completion, with the length of time of the actual excimer laser treatment lasting 15 to 90 seconds.

      In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval ("PMA") from the United States Food and Drug Administration (the "FDA"). An FDA PMA is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA PMA approval for the sale of an excimer laser for refractive procedures was the approval of the Summit Autonomous, Inc. (now Alcon Laboratories Inc. division of Nestle, S.A.) ("Alcon") laser for the treatment of myopia granted in 1995. Figures l and 2 set out a list of lasers approved for LASIK and PRK and other procedures as of March 29, 2001. In Canada, neither the sale nor the use of excimer lasers to perform refractive surgery is currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Company expects that future sales of any new excimer laser models in Canada may require the approval of the Health Protection Branch of Health Canada ("HPB").

                                    Figure 1
                          FDA-Approved lasers for LASIK

-----------------------------------------------------------------------------------------------
  Company and Model      Approval Number and Date               Approved Indications

                                                                    (D = Diopters)
-----------------------------------------------------------------------------------------------
Autonomous Technology    P970043/S5                  Myopia less than -9.0D with or without
- LADARVision            5/9/00                      astigmatism from -0.5 to -3.0D
-----------------------------------------------------------------------------------------------

Bausch & Lomb Surgical   P990027                     Myopia from -1.0 to -7.0D with or without
-Technolas 217a          2/23/00                     astigmatism less than -3.0D
-----------------------------------------------------------------------------------------------

CRS/VISX                 P990010                     Myopia less than -14.0D with or without
-Start S2                11/9/99                     astigmatism between -0.5 to -5.0D
-----------------------------------------------------------------------------------------------

Dishler                  P970049                     Myopia from -0.5 to -13.0D with or without
                         12/16/99                    astigmatism between -0.5 to -4.0D
-----------------------------------------------------------------------------------------------

Kremer                   P970005                     Myopia from -1.0 to -15.9D with or without
                         7/30/98                     astigmatism less than -5.0D
-----------------------------------------------------------------------------------------------

Nidek                    P970053/S2                  Myopia from -1.0 to -14.0D with or without
-EC5000                  4/14/00                     astigmatism less than 4.0D
-----------------------------------------------------------------------------------------------

Summit                   P930034/S13                 Myopia less than -14.0D with or without
-Apex Plus               10/21/99                    astigmatism from 0.5 to 5.0D
-----------------------------------------------------------------------------------------------

Summit Autonomous        P970043/S7                  Hyperopia less than 6.0D with or without
-LADARVision             9/22/00                     astigmatism less than -6.0D
-----------------------------------------------------------------------------------------------

                                    Figure 2
           FDA-Approved Lasers for PRK and Other Refractive Surgeries

-------------------------------------------------------------------------------------------------------
     Company and Model            Approval Number and Date             Approved Indications

                                                                          (D = Diopters)
-------------------------------------------------------------------------------------------------------
Bausch & Lomb Surgical            P970056                     PRK; Myopia from - 1.5 to - 7.0D with or
- Keracor 116                     9/28/99                     without astigmatism less than - 4.5D
-------------------------------------------------------------------------------------------------------

Autonomous Technology             P970043                     PRK; Myopia from - 1.0 to - 10.0D with or
- LADARVision                     11/2/98                     without astigmatism less than - 4.5D
-------------------------------------------------------------------------------------------------------

LaserSight                        P980008                     PRK; Myopia from - 1.0 to - 6.0D with or
- LaserScan LSX                   11/12/99                    without astigmatism less than 1.0D
-------------------------------------------------------------------------------------------------------

Nidek                             P970053                     PRK; Myopia from - 0.75 to - 13.0D
- EC5000                          12/17/98
-------------------------------------------------------------------------------------------------------

Nidek                             P970053/S1                  PRK; Myopia from - 1.0 to - 8.0D with or
- EC5000                          9/29/99                     without astigmatism from - 0.5 to  -4.0D
-------------------------------------------------------------------------------------------------------

Summit                            P930034                     PRK; Myopia from - 1.5 to - 7.0D
- Apex & Apex Plus                10/25/98
-------------------------------------------------------------------------------------------------------

Summit                            P930034/S9                  PRK; Myopia from  -1.0 to -6.0D with or
- Apex Plus                       3/11/98                     without astigmatism from -1.0 to -4.0D
-------------------------------------------------------------------------------------------------------

Summit                            P930034/S12                 PRK; Hyperopia from + 1.5 to + 4.0D with
- Apex Plus                       12/21/99                    or without astigmatism less than - 1.0D
-------------------------------------------------------------------------------------------------------

Summit Autonomous                 P970043/S8                  Name Change Only
- LADARVision                     7/11/00
-------------------------------------------------------------------------------------------------------

Sunrise                           P99078                      Laser Thermokeratoplasty (LTK);
-Hyperion                         6/30/00                     Hyperopia from + 0.75 to + 2.5D with or
                                                              without astigmatism less than 0.75D
-------------------------------------------------------------------------------------------------------

VISX                              P930016                     PRK; Myopia from 0 to - 6.0D
- Model B & C (Star & Star S2)    3/27/96
-------------------------------------------------------------------------------------------------------

VISX                              P930016/S3                  PRK; Myopia from 0 to - 6.0D with or
- Model B & C (Star & Star S2)    4/24/97                     without astigmatism from - 0.75 to - 4.0D
-------------------------------------------------------------------------------------------------------

VISX                              P930016/S5                  PRK; Myopia from 0 to - 12.0D with or
- Model B & C (Star & Star S2)    1/29/98                     without astigmatism from 0 to - 4.0D
-------------------------------------------------------------------------------------------------------

VISX                              P930016/S7                  PRK; Hyperopia from + 1.0 to + 6.0D
- Star S2                         11/2/98
-------------------------------------------------------------------------------------------------------

VISX                              P990010/S1                  Same as S2, except with eye tracker
Star S3 (EyeTracker)              4/20/00
-------------------------------------------------------------------------------------------------------

VISX                              P930016/S10                 PRK; Hyperopia from + 0.5 to + 5.0D with
- Star S2 & S3                    10/18/00                    or without astigmatism + 0.5 to + 4.0D
-------------------------------------------------------------------------------------------------------

Source: U.S. Food and Drug Administration fda.gov website

Photorefractive Keratectomy

      With PRK, no scalpels are used and no incisions are made. The surgeon prepares the eye by gently removing the surface layer of the cornea called the epithelium. The surgeon then applies the excimer laser beam, reshaping the curvature of the cornea. Deeper cell layers remain virtually untouched. Since a layer typically about as slender as a human hair is removed, the cornea maintains its original strength. A clear contact lens bandage is then placed on the eye to protect it. Following PRK, a patient typically experiences blurred vision and discomfort until the epithelium heals. A patient usually experiences a substantial improvement in clarity of vision within a few days following PRK, normally seeing well enough to drive a car within one to two weeks. However, it generally takes one month, but may take up to six months, for the full benefit of PRK to be realized.

      PRK has been used commercially since 1988 and industry sources estimate that to date over one million PRK procedures have been performed worldwide. Clinical trials conducted by Alcon prior to receiving FDA approval for the sale of its excimer laser showed that one year after the PRK procedure, approximately 81% of the patients could see 20/20 or better and approximately 99% could see 20/40 or better (the minimum level required to drive without corrective lenses in most states). Clinical data submitted to the FDA by Alcon has shown that patient satisfaction is very high with over 95% indicating they would enthusiastically recommend PRK to a friend. In addition, a study published in the February, 1998 issue of Ophthalmology reported the results of 83 patients in the United Kingdom who underwent PRK for myopia of up to 7 diopters in 1989. The study found that the patients experienced stable vision and the majority of patients experienced no side effects. No complications were observed such as cataracts, retinal detachment or long term elevated intraocular pressure and no patients developed an infection.

Laser In-Situ Keratomileusis

      LASIK came into commercial use in Canada in 1994 and in the United States in 1996. In LASIK, an automated microsurgical instrument called a microkeratome is used to create a thin corneal flap which remains hinged to the eye. The corneal flap is 160 to 180 microns thick, about 30% of the corneal thickness. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The corneal flap is then flipped back and excimer laser pulses are applied to the inner stromal layers of the cornea to treat the eye with the patient's prescription. The corneal flap is then closed and the flap and interface rinsed. Once the procedure is completed, most surgeons wait two to three minutes to ensure the corneal flap has fully re-adhered. At this point, patients can blink normally and the corneal flap remains secured in position by the natural suction within the cornea. Since the surface layer of the cornea remains intact with LASIK, no bandage contact lens is required and the patient experiences virtually no discomfort. LASIK has the advantage of more rapid recovery than PRK, with most typical patients seeing well enough to drive a car the next day and healing completely within one to three months. Currently, the majority of laser vision correction procedures in the United States and Canada are LASIK. More than 90% of the excimer laser procedures currently performed at the Company's eye care centers are LASIK. The Company's medical directors believe LASIK generally allows for more precise correction than PRK for higher levels of myopia and hyperopia (with or without astigmatism), greater predictability of results and decreased probability of regression.

The Refractive Market

      While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, an industry source estimates that approximately 50% of the United States population or 145 million people suffer from some form of refractive disorder requiring vision correction including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. To date, only an estimated two to three percent of this target population has actually had laser vision correction.

      Industry sources estimate that 105,000 laser vision correction procedures were performed in the United States in 1996, 215,000 were performed in 1997, 480,000 were performed in 1998, 700,000 were performed in 1999, 1.4 million were performed in 2000 and 1.7 million will be performed in 2001. Laser eye surgery has become the most widely performed surgical procedure in North America. The Company believes that its profitability and growth will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada and competition.

      There can be no assurance that laser vision correction will be more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered fully or at all by government insurers or other third party payors and, therefore, must be paid for primarily by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long term follow-up data and the possibility of unknown side effects. There can be no assurance that long term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavourable publicity involving patient outcomes from laser vision correction could also adversely affect its acceptance whether or not the procedures are performed at TLC eye care centers. Market acceptance could also be affected by regulatory developments. The failure of laser vision correction to achieve continued increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

TLC Laser Eye Centers Inc.

      TLC was incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to TLC The Laser Center Inc., and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of Common Shares. On September 1, 1998, TLC amalgamated under the laws of Ontario with certain wholly-owned subsidiaries. By Articles of Amendment filed November 5, 1999, the Company changed its name to TLC Laser Eye Centers Inc.

      The Company owns and manages eye care centers throughout North America and, together with its network of over 12,500 eye care doctors, specializes in laser vision correction services to correct common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company is one of the largest providers of laser vision correction services in North America.

      TLC began operations in September 1993 when it opened an eye care center in Windsor, Ontario, Canada. TLC currently owns or operates 59 eye care centers in 26 states and provinces throughout the United States and Canada. See Item 2 "Properties" for a current list of the Company's eye care centers.

      More than 90% of the excimer laser procedures currently performed at the Company's eye care centers are LASIK. The Company's medical directors believe LASIK generally allows for more precise correction than PRK for higher levels of myopia and hyperopia (with or without astigmatism), greater predictability of results and decreased probability of regression. TLC considers itself a clinical leader in the field of vision correction procedures. TLC's medical directors continually evaluate new vision correction technologies and procedures and seek to ensure that patients at TLC's eye care centers are receiving the highest quality vision care.

Expansion Plans

Overview

      After a year of industry turmoil instigated by providers who treated laser vision correction as a commodity and employed deep discount pricing strategies in an effort to gain market share, the

Company believes that the industry turmoil is subsiding and that the average price per procedure across the industry is stabilizing. Based on estimates that only two to three percent of the 145 million people in the United States who have some type of refractive disorder have had laser vision correction, the Company believes that the potential for growth remains strong.

      In response to the recent industry turmoil and deep discounting price war, the Company retained the services of a national consulting firm and undertook an extensive review of its internal structures, market position, resources and future strategies. That review supported the Company's decision to maintain its premium brand model and not participate in the industry price war. TLC decided that its focus would remain on maximizing revenues through the Company's co-management model and innovative marketing programs, controlling costs without compromising superior quality of care and clinical outcomes and pursuing additional growth opportunities for its core laser vision correction business through its TLC Affiliate Centers Program and strategic acquisitions.

Maximizing Revenues

Co-Management Model

      The Company has developed and implemented a co-management model under which it not only establishes and operates eye care centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures. The primary care doctors assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum of six follow-up visits. The co-management model permits the eye care center surgeon to focus on providing laser vision correction surgery while the primary care doctor provides pre- and post-operative care. In addition, each TLC center has an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Item 1 - Business - Government Regulation - Regulation of Optometrists and Ophthalmologists."

      TLC believes that its relationship with its more than 12,500 affiliated eye care doctors, though non-exclusive, represents an important competitive advantage. The Company believes that its affiliated doctor network, which includes approximately 25% of the licensed practicing optometrists in the United States, is the largest such network in the laser vision correction field.

      TLC believes that a primary care doctor's relationship with TLC and the doctor's acceptance of laser vision correction enhances the doctors' practices. The affiliated eye doctors (usually optometrists) charge fees to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum of six follow-up visits. The primary care doctor's potential revenue loss from sales of contact lenses and eyeglasses may be offset by professional fees earned from both laser vision correction pre- and post-operative care and examinations required under the Company's "Lifetime Commitment" program.

Marketing Programs

      TLC's "Lifetime Commitment" program, established in mid-1997, entitles patients within a certain range of vision correction to have enhancement procedures at no cost at any time during their lifetime for further correction, if necessary. To remain eligible for the program, patients are required to have an annual eye exam with a TLC affiliated doctor. The purpose of the program is to respond to a patient's concern that their sight might decrease over time, requiring an enhancement procedure. In addition, the program responds to the doctors' concern that patients may not return for their annual eye examination once their eyes are corrected. The Company believes that this program has been well-received by both patients and doctors.

      TLC also seeks to increase its procedure volume and its market penetration through other innovative marketing programs. TLC believes that as market acceptance for laser vision correction continues to increase, competition among providers will grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely the advice of a doctor. TLC believes that the selection decision for laser vision correction will more often be determined by brand recognition in the future. TLC believes it is developing a strong reputation and brand recognition. The Company has been dedicating greater resources towards enhancing its marketing programs directed both at its network doctors and the public, to increase TLC's brand recognition.

      TLC believes it will enhance its brand recognition through the endorsement of TLC by such well-known professional athletes as Tiger Woods and Se Ri Pak.

      TLC has also developed marketing programs directed primarily at large employers and third party providers to provide laser vision correction to their employees and participants. Participating employers may partially subsidize the cost of an employee's laser vision correction at a TLC eye care center and the procedure may be provided at a discounted price. TLC has more than 1,600 participating employers which include such organizations as Office Depot, Inc., Ernst & Young LLP and Duracell Batteries (Canada). In addition, more than 84 million individuals qualify for the program through arrangements between TLC and third party providers. See "Item 1 - Business - Risk Factors - Inability to Execute Strategy; Management of Growth."

Controlling Costs

      TLC has and continues to review its cost structure with a view to significantly reducing complexity and overall costs. On a day to day operations level, this review seeks to achieve a more comprehensive approach to corporate office cost reduction, refinements in the center operating model to increase efficiency without compromising patient care and better leveraging of TLC's economies of scale. On a strategic level, this review resulted in the Company's decision in fiscal 2001 to terminate the operations of its e-commerce subsidiary eyeVantage.com, Inc., close three eye care centers, terminate plans to construct another center and sell its ownership interest in another center. See Note 18 to "Item 8 - "Financial Statements and Supplementary Data" and "Item 2 - Properties".

Additional Growth Opportunities

TLC Affiliate Centers Program

      As penetration of the primary markets large enough the support the cost of acquiring or developing a full size Company owned center nears completion, the Company believes that the fastest growing segment of laser vision provider will be the local eye care professional owned center. In order to target this growing segment, TLC recently launched a pilot test of its affiliate centers program. The affiliate centers program is designed to provide TLC's high quality of patient care and service in association with local independent eye care professionals servicing the premium market in secondary markets which are not large enough to justify the development or acquisition of a full sized TLC center. The program enables local providers to leverage TLC's brand reputation in their practices and TLC to participate in markets it might not otherwise target. Pursuant to the TLC Affiliate Center Program, TLC may provide equipment and clinical, management and marketing support to local eye care professionals in exchange for a management fee. Equipment may include an excimer laser and/or a microkeratome. Clinical support may include access to TLC's support services, training of staff and technicians and complications support from TLC's Clinical Affairs department. Management support may include the services of a laser vision correction manager, a license to use TLC's proprietary patient management software and access to TLC's negotiated purchasing discounts from suppliers. Marketing support may include a license to use TLC's trademark design and identify the center as a TLC Affiliate Center, co-marketing, use of TLC's marketing materials and brochures and participation in the Lifetime Commitment Program.

Strategic Acquisions

      The final component of TLC's strategy is the expansion of its business through internal development and acquisition of eye care businesses. The major focus of the Company's expansion strategy is the United States, where the Company continues to position itself to take advantage of the growing market for laser vision correction.

      TLC plans to expand its business by acquiring other eye care centers and businesses that operate eye care centers and increasing their procedure volumes and efficiency. The Company implements the same business model and marketing programs in improving existing or acquired centers. TLC seeks to increase the volume of procedures performed at each eye care center by training the network doctors to advise patients about laser vision correction and by developing local marketing plans for each center. The Company's management and administrative software and systems are intended to increase the efficiency of TLC's eye care centers, permitting a higher volume of procedures to be performed without significant additional fixed costs. Wherever possible, TLC will seek to establish its position as the leader in laser vision correction in an area or region and then seek to expand in areas contiguous to its existing centers.

      TLC's senior executive team regularly examines acquisition and development opportunities in the refractive market. The Company continually identifies opportunities and discusses potential strategic alliances with leading practitioners. In acquiring an existing eye care center business or opening new centers, TLC generally requires a number of criteria to be met, including a sufficient population base with desirable demographics, the support of a core group of local doctors, traditionally more than 50, and the availability of one or two highly skilled laser vision correction surgeons that are supported by the local network doctors and subscribe to the co-management model. In addition, the center must be expected to provide TLC with a satisfactory return on investment. It is intended that the cost to develop or acquire new centers or businesses that operate centers will be funded through funds available for general corporate purposes. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1 - Business - Risk Factors -- Risk of Inability to Execute Strategy; Management of Growth".

Description of Eye Care Centers

      The Company currently owns and manages 53 eye care centers in the United States and 6 eye care centers in Canada. Each eye care center has a minimum of one excimer laser with many of the centers having two or more lasers. In the United States, the majority of the Company's excimer lasers are manufactured by either VISX Incorporated ("VISX") or Alcon, with a number manufactured by LaserSight. In Canada, the majority of the Company's excimer lasers are manufactured by Chiron Vision Corporation, a subsidiary of Bausch & Lomb Inc.("B&L").

      A typical TLC eye care center has between three and five thousand square feet of space and is located in an office building. Although the legal and payment structures can vary from state to state depending upon local law and market conditions, TLC generally receives revenues in the form of management and facility fees paid by doctors who use the center to perform laser vision correction procedures and administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Every TLC center has a clinical director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated eye care doctors. Each center also has a business manager, a receptionist, ophthalmic technicians and patient consultants. The number of staff depends on the activity level of the center. Most TLC centers also have a professional relations coordinator who works with the clinical director to support the doctor network and market TLC's services. One senior staff person, who is designated as the executive director of the center, prepares the annual business plan and supervises the day-to-day operations of the center. See "Item 2 - Properties" for a list of TLC eye care centers.

      TLC has developed proprietary management and administrative software and systems that are designed to permit eye care centers to provide high levels of patient care. The software permits any TLC center to provide a potential candidate with current information on affiliated doctors throughout North America, to direct a candidate to the closest eye care center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and surgical outcome reporting and analysis. The software has been installed in all of the Company's eye care centers. It is also expected that the software will be installed in most affiliated centers. TLC has also introduced a new on-line consumer consultation site on TLC's website (www.tlcvison.com). This consumer consultation site allows consumers to book their consultation with TLC online. TLC also maintains a call center (1-800-CALL
TLC) which is staffed seven days a week.

Pricing

      Early in fiscal 2001, the Company made the strategic decision not to participate in an escalating price war instigated by a number of providers who employed dramatically reduced pricing in an effort to gain market share, marketing laser vision correction as a commodity rather than recognizing it as a surgical procedure. The Company's analysis indicated that the market for laser vision correction could support a premium model in the United States. At TLC eye care centers in the United States, patients are typically charged approximately $1,550 to $2,200 per eye for LASIK. At TLC eye care centers in Canada, patients are typically charged approximately C$1,000 to C$3,000 per eye for LASIK. Patients are also charged an average of $400 for pre- and post-operative care by their primary care eye doctor, though the total procedure costs to the patients are often included in a single invoice. See "Item 1 - Business - Risk Factors - Procedure Fees". Although competitors in certain markets continue to charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and brand recognition, and that its competitiveness is enhanced by a strong network of affiliated doctors. See "Item 1 - Business - Risk Factors - Competition".

      The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. Increasingly, these procedures are covered in part by health management organizations or third party payors under managed care contracts or by other insurers. The Company has positioned itself well to take advantage of this increasing market through its TLC Corporate Advantage program which is now available to more than 84 million individuals and accounts for more than 25% of the Company's paid procedure volume.

Procedure Fees

      In the United States, TLC is typically required to pay a per procedure royalty fee to the manufacturer of the excimer laser which is used for the procedure. The majority of the excimer lasers used by TLC in the United States are manufactured by VISX and Alcon. The royalty fee for laser vision correction on VISX's excimer laser is over $100 per eye. Alcon royalty fees are higher but include scheduled service. There can be no assurance that payments made by the Company to a manufacturer of an excimer laser in the United States will preclude a patent dispute with another manufacturer of an excimer laser or a patentholder with respect to technology or activities purported to be covered by the relevant patents or the Company's equipment or methods will not infringe patents held by other parties. See "Item 1 - Business - Risk Factors - Intellectual Property".

Description of Secondary Care Centers

      The Company has an investment in three secondary care entities in the United States. See "Item 2 - Properties" for a list of TLC secondary care centers. A secondary care center is equipped for doctors to provide advanced levels of eye care, which may include eye surgery for the treatment of disorders such as glaucoma, cataracts and retinal disorders. Generally, a secondary care center does not provide primary eye care, such as eye examinations, or dispense eyewear or contact lenses. Sources of revenue for secondary care centers are direct payments by patients as well as reimbursement or payment by third party payors, including Medicare and Medicaid.

Ownership of Eye Care Centers

      TLC's eye care centers are typically owned and operated by subsidiaries of the Company. Under the TLC Affiliate Center program, TLC will have no ownership interest in affiliated centers. Typically, the affiliated center will be owned and operated by one or more local eye care professionals. TLC also has no ownership interest in the doctors' practices or professional corporations that TLC manages on behalf of doctors or that have access to TLC centers to perform laser vision correction services.

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

      The Company aggressively markets to both doctors and the public. A large part of the Company's marketing resources is devoted to joint marketing programs with affiliated doctors, the goal of which is to build their practices. The Company provides doctors with brochures, videos, posters and other materials which help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public receive support from the Company in the development of marketing programs. Each eye care center has a relationship with a corporate marketing staff person who assists the center in developing marketing/public relations plans unique to the needs of that center.

      The Company believes that the most effective way to market to doctors is to be perceived as the leading provider of quality eye care. To this end, the Company strives to be the clinical leader, educates doctors on laser vision and refractive correction and remains current with new procedures and techniques. See "Item 1 - Business - Ancillary Businesses and Support Programs." The Company also promotes its services to doctors in Canada and the United States through conferences, advertisements in journals, direct marketing, its Web sites and newsletters.

      TLC believes that as market acceptance for laser vision correction continues to increase, competition among service providers will continue to grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely the advice of a doctor. TLC believes that the selection decision for laser vision correction will more often be determined by brand recognition in the future, and TLC believes it has and continues to develop a strong reputation and brand recognition. The Company has historically provided a limited amount of marketing directly to the public through radio and print advertisements, videos, brochures and seminars. In fiscal 2001, TLC dedicated additional resources towards enhancing its marketing programs directed at network doctors and the public to increase TLC's brand recognition. TLC has also developed innovative marketing programs such as the Corporate

Advantage program to expand TLC's position as the leader in the North American market for laser vision correction services.

Surgeon Contracts

      In each market where TLC operates, TLC has formed a network of eye care doctors (mostly optometrists) who perform the pre-operative and post-operative care for patients who have had laser vision correction. Those doctors then "co-manage" their patients with TLC surgeons in that the surgeon performs the laser vision correction procedure itself, while the optometrist performs the pre-operative screening and post-operative care. In most states, co-management doctors have the option of charging the patient directly for their services or having TLC collect the fees on their behalf.

      Most surgeons performing laser vision correction procedures at TLC eye care centers do so under one of three types of standard agreements (which have been modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other eye care center within a specified area. However, although surgeons performing laser vision correction at the Company's eye care centers have agreed to certain restrictions on competing with, or soliciting patients or employees associated with, the Company, there can be no assurance that such agreements will be enforceable. See "Risk Factors - Dependence on Affiliated Doctors".

      Surgeons must meet the credentialing requirements of the state or province in which they practice, the FDA and the manufacturer of the laser on which they perform procedures and must complete training arranged by the Company, unless the Company is otherwise satisfied that the surgeon has been properly trained. Surgeons are responsible for maintaining appropriate malpractice insurance and most agree to indemnify the Company and its affiliates for any losses incurred as a result of the surgeon's negligence or malpractice. See "Item 1 - Business - Risk Factors - Potential Liability and Insurance".

      Most states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometric services on the Company's behalf. Because the Company does not practice medicine or optometry, its activities are limited to owning and managing eye care centers and affiliating with other health care providers. Affiliated doctors provide a significant source of patients for laser vision correction at the Company's centers. Accordingly, the success of the Company's operations depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors, to render surgical and other professional services at facilities owned or managed by the Company. There can be no assurance that the Company will be able to enter into agreements with doctors or other health care providers on satisfactory terms or that such agreements will be profitable to the Company. Failure to enter into or maintain such agreements with a sufficient number of qualified doctors will have a material adverse effect on the Company's business, financial condition and results of operations.

Ancillary Businesses and Support Programs

      TLC has made investments in other businesses with the primary objective of supporting its laser vision correction business and the secondary objective of capitalizing on its management and marketing skills.

Other Businesses

      eyeVantage.com, Inc., a subsidiary of TLC, provided e-business services for eye care professionals. As part of its strategy to focus on its core business of providing laser vision correction surgery services and to reduce costs, the Company announced in October 2000 that it had chosen to terminate the activities of eyeVantage.com, Inc. See Note 18 to "Item 8 - "Financial Statements and Supplementary Data".

      Pure Laser Hair Removal & Treatment Clinics Inc. ("Pure"), a subsidiary of TLC, offers a variety of aesthetic services and treatments including hair removal and skin care. Pure has one center in Ontario, three centers in Illinois and three centers in Michigan.

      Aspen Healthcare Inc. ("Aspen"), a subsidiary of TLC, is a health care consulting, development and management firm specializing in ambulatory surgery center joint-venture development, management and ownership. Aspen offers experienced management services to both surgery centers and hospitals. Aspen also consults, plans, designs, develops, implements and operates ambulatory surgery centers nationwide.

      Vision Source is a wholly owned subsidiary that provides marketing, management and buying power to independently owned and operated optometric practices in the United States. This business supports the development of independent practices and complements the Company's co-management model.

      The Company continues to work to maximize its return on investments in non-core businesses and focuses on ensuring that non-core businesses are self-sustaining.

Support Programs

      National Medical Board

      The Company's National Medical Board is comprised of refractive surgeons, selected based upon clinical experience and previous involvement with TLC, that represent the geographic centers in which TLC currently owns or manages an eye care center. The National Medical Board, established in March 1998, together with the Company's co-national medical directors, is responsible for developing protocols and procedures that are recommended for doctors using TLC's eye care centers. The National Medical Board has scheduled meetings quarterly throughout the year and meets as necessary to consider clinical issues as they arise. The National Medical Board also serves as a quality assurance peer group to seek to ensure that TLC's eye care centers provide high quality vision care.

      Emerging Technologies

      The Company considers itself a clinical leader in vision correction procedures. The Company's medical directors continually evaluate new vision correction technologies and procedures to seek to ensure that TLC eye care centers provide the highest level of care. TLC's eye care centers in Ontario are state of the art facilities that are used to examine and evaluate new technologies for TLC eye care centers. In February 2001, TLC announced that it had entered into a strategic refractive technology alliance with Alcon, manufacturer of the Summit/Autonomous excimer laser and a global leader in the research, development, manufacture and marketing of ophthalmic products. The Company is also developing custom LASIK procedures capable of addressing the inherent uniqueness of each human eye. TLC currently operates the only center in North America that offers custom LASIK vision correction procedures.

      National Advisory Council

      The Company's National Advisory Council is comprised of optometrists that represent the geographic centers in which TLC currently manages or intends to manage an eye care center. By providing regional representation, the National Advisory Council serves as a channel of communication to local doctors. The National Advisory Council advises the Company from time to time on a broad range of clinical and strategic issues, and its feedback is incorporated into the Company's strategic development.

      Training

      The Company conducts a comprehensive training program under the supervision of Dr. Jeffery Machat or Dr. Stephen Slade. Dr. Machat and Dr. Slade are the Co-National Medical Directors of TLC, and both are prominent ophthalmologists and experts in the field of laser vision correction. Both have been working with excimer lasers since 1990 and have lectured and trained surgeons in North America, South America, Europe, South Africa, Australia and Asia. The Company believes that Dr. Slade was among the first surgeons to perform LASIK in the United States and Dr. Machat was the first surgeon to perform LASIK in Canada. In addition, Dr. Machat and Dr. Slade are qualified by Chiron (Bausch & Lomb) to certify surgeons to perform LASIK procedures using Chiron excimer lasers.

      Education

      The Company believes that ophthalmologists, optometrists and other eye care professionals who endorse laser vision correction are a valuable resource in increasing general awareness and acceptance of the procedures among potential candidates and in promoting the Company as a service provider. The Company seeks to be perceived by eye care professionals as the clinical leader in the field of laser vision correction. One way in which it hopes to achieve this objective is by participating in the education and training of eye care doctors in Canada and the United States.

      The Company provides educational programs to doctors in all aspects of clinical study, primarily in conjunction with several of the major optometry schools in the United States. In addition, TLC has an education and training relationship with the University of Waterloo, the only English language optometry school in Canada.

      Website

      TLC has linked its eye care centers, network doctors and potential patients through its website www.tlcvision.com which provides a directory of TLC eye care providers and contains questions and answers about laser vision correction.

Equipment and Capital Financing

      In the United States, most of TLC's eye care centers are equipped with either or both VISX or Alcon excimer lasers. Due to its strategic alliance with Alcon, the Company expects that the number of Alcon lasers will increase. In Canada, excimer lasers manufactured by B&L, LaserSight and Alcon are now being used. See "Industry Background - Laser Vision Correction".

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

      A new excimer laser costs approximately $300,000. However, the industry trend in the sale of excimer lasers is moving away from a flat purchase price to the alternative of charging the purchaser a per procedure fee. Excimer lasers require periodic servicing, generally after 300 procedures.

      As available technology improves and additional procedures are approved by the FDA, the Company expects to upgrade the capabilities of its lasers. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Competition

Consumer Market for Vision Correction

      Within the consumer market, excimer laser procedures performed at the Company's centers compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and technologies currently under development such as corneal rings, intraocular lenses and surgery with different types of lasers. Although the Company believes that eyeglass and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this variety of competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.

Market for Laser Vision Correction

      Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market will grow. Laser vision correction providers are divided into three major segments: corporate owned centers; independent surgeon owned centers; and institution owned centers. According to an industry source, as of June 30, 2001, independent surgeon owned centers accounted for the largest percentage of total procedure value in the industry with a 54.6% market share. Corporate owned centers accounted for 31.5% of total procedures performed. The remaining 13.9% of laser vision correction procedures were performed at institution owned centers, such as hospitals or universities.

      Although some competitors continue to charge less for laser vision correction than TLC and its affiliated doctors, the Company believes that the important factors affecting competition in the laser vision correction market are quality of service, reputation, brand recognition along with price and that competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, may also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.

      During the past year, the laser vision correction industry was thrown into turmoil by a number of providers who employed dramatically reduced pricing in an effort to gain market share. TLC refused to participate in the price war and maintained its premium pricing model with superior quality of care and outcomes. In April 2001, LasikVision Corporation and Lasik Vision Canada Inc., subsidiaries of ICON Laser Eye Centers, Inc., made assignments in bankruptcy and in June, 2001 ICON Laser Eye Centers, Inc. was placed in receivership. The Company believes that these filings, together with related media reports, had a negative impact on procedure volumes by generating a great deal of short-term concern and confusion amongst prospective patients. A series of negative news stories focusing on patients with unfavourable outcomes from procedures performed at competing centers further adversely affected procedure volumes. In addition, being an elective procedure, laser eye surgery volumes may have been further depressed by economic conditions in early 2001.

      TLC competes in fragmented geographic markets. The Company's principal corporate competitors include Laser Vision Centers, Inc., LCA-Vision Inc., Laser Vision Institute, Inc. and

Aris Vision Institute. On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. See "Item 1 - Business - Overview". In each geographical market, TLC's primary competitors will often be independent surgeon and institution owned centers.

Government Regulation

Excimer Laser Regulation

      United States

      Medical devices, such as the excimer lasers used in the Company's United States centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial sale in the United States until the FDA grants pre-market approval ("PMA") for the device. To obtain a PMA for a medical device, excimer laser manufacturers must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a PMA. Figures 1 and 2 at pages 5 and 6 set out a list of lasers approved for LASIK, PRK and other procedures as at March 29, 2001. See "Item 1 - Business - Industry Background - Laser Vision Correction".

      The FDA is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLC eye care centers, may perform the LASIK procedure, using lasers with a PMA for PRK only (off-label use) in an exercise of professional judgement in connection with the practice of medicine.

      The use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those affiliated with TLC eye care centers, widely perform bilateral treatment in an exercise of professional judgement in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future.

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

      Canada

      The use of excimer lasers in Canada to perform refractive surgery is not subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and hyperopia since 1996. The Health Protection Branch of Health Canada ("HPB") regulates the sale of devices, including excimer lasers used to perform procedures at the Company's Canadian eye care centers. Pursuant to the regulations prescribed under the Canadian Food and Drugs Act, the HPB may permit manufacturers or importers to sell a certain number of devices to perform procedures provided the devices are used in compliance with specified requirements for investigational testing. Permission to sell the device may be suspended or cancelled where the HPB determines that its use endangers the health of patients or users or where the regulations have not been complied with. Devices may also be sold for use on a non-investigational basis where evidence available in Canada to the manufacturer or importer substantiates the benefits and performance characteristics claimed for the device. The Company believes that the sale of the excimer lasers to its eye care centers, and their use at the centers, complies with HPB requirements. There can be no assurance that Canadian regulatory authorities will not impose restrictions which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Federal Law. A federal law (known as the "anti-kickback statute") prohibits the offer, solicitation, payment or receipt of any remuneration which is intended to induce, or is in return for, the referral of patients for, or the ordering of, items or services reimbursable by Medicare or any other federally financed health care program. This statute also prohibits remuneration intended to induce the purchasing of, or arranging for, or recommending the purchase or order of any item, good, facility or service for which payment may be made under federal health care programs. This statute has been applied to otherwise legitimate investment interests if one purpose of the offer to invest is to induce referrals from the investor. Safe harbour regulations provide absolute protection from prosecution for certain categories of relationships. In addition, a recent law broadens the government's anti-fraud and abuse enforcement responsibilities to include all health care delivery systems regardless of payor.

      Subject to certain exceptions, federal law also prohibits a physician from ordering or prescribing certain designated health services or items if the service or item is reimbursable by Medicare or Medicaid and is provided by an entity with which the physician has a financial relationship (including investment interests and compensation arrangements). This law, known as the "Stark Law", does not restrict a physician from ordering an item or service not reimbursable by Medicare or Medicaid or an item or service that does not fall within the categories designated in the law.

      Laser vision correction is not reimbursable by Medicare, Medicaid or other federal programs. As a result, neither the anti-kickback statute nor the Stark Law applies to the Company's eye care centers but the Company is subject to similar state laws.

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

      The provision of services covered by the Medicare and Medicaid programs in the Company's secondary care centers also triggers potential application of the Stark Law. The co-management model could establish a financial relationship, as defined in the Stark Law, between the ophthalmologist and the optometrist. Similarly, to the extent that the Company provides any designated health services, as defined in the statute, the Stark Law could be triggered as a result of any of the several financial relationships between the Company and ophthalmologists. Based on its current interpretation of the Stark Law as set forth in the final rule published in 2000, the Company believes that the referrals from ophthalmologists and optometrists either will be for services which are not designated health care services as defined in the statute or will be covered by an exception to the Stark Law. There can be no assurance, however, that the government will agree with the Company's position or that there will not be changes in the government's interpretation of the Stark Law. In such case, the Company may be subject to civil penalties as well as administrative exclusion and would likely be required to revise the structure of its legal arrangements or curtail its activities, any of which could have a material adverse effect on the Company's business, financial condition, and results of operation.

      State Law. In addition to the requirements described above, the regulatory requirements that the Company must satisfy to conduct its business will vary from state to state, and, accordingly, the manner of operation by the Company and the degree of control over the delivery of refractive surgery by the Company may differ among the states.

      A number of states have enacted laws which prohibit what is known as the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process from anyone who is not a licensed physician. Many states have similar restrictions in connection with the practice of optometry. Application of the corporate practice of medicine prohibition varies from state-to-state. Therefore, while some states may allow a business corporation to exercise significant management responsibilities over the day-to-day operation of a medical or optometric practice, other states may restrict or prohibit such activities. The Company believes that it has structured its relationship with eye care doctors in connection with the operation of eye care centers as well as in connection with its secondary care centers so that they conform to applicable corporate practice of medicine restrictions in all material respects. Nevertheless, there can be no assurance that, if challenged, those relationships may not be found to violate a particular state corporate practice of medicine prohibition. Such a finding may require the Company to revise the structure of its legal arrangements or curtail its activities, and this may have a material adverse effect on the Company's business, financial condition, and results of operations.

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

      Similarly, just as in the case of the federal Stark Law, while the Company believes that it is operating in compliance with applicable state anti-self-referral laws in all material respects, there can be no assurance that each state will agree with the Company's position or that there will not be a change in the state's interpretation or enforcement of its own law. In such case, the Company may be subject to fines and penalties as well as other administrative sanctions and would likely be required to revise the structure of its legal arrangements. This could have a material adverse effect on the Company's business, financial condition and results of operations.

      Canada

      Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company. Certain of the Company's eye care centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. TLC expects that ophthalmologists and optometrists affiliated with TLC will comply with the applicable regulations, although it cannot ensure such compliance by doctors.

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

Facility Licensure and Certificate of Need

      The Company believes that it has all licenses necessary to operate its business. The Company may be required to obtain licenses from the state Departments of Health, or a division thereof in the various states in which it opens TLC centers. While there can be no assurance that the Company will be able to obtain facility licenses in all states which may require facility licensure, the Company has no reason to believe that in such states, it will not be able to obtain such a license without unreasonable expense or delay.

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

      The Company is not aware of any Canadian health regulations which impose licensing requirements on the operation of eye care centers.

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

Intellectual Property

      The name "TLC The Laser Center" and slogan "See the Best" are registered United States service marks of the Company and registered trade-marks in Canada. The Company also has applied for registration of "TLC Laser Eye Centers" with the TLC eye design in the United States and "TLC Laser Eye Centers" with the TLC eye design is a registered trade-mark in Canada. In addition, the Company owns a patent in the United States on the treatment of a potential side effect of laser vision correction generally known as "central islands." The patent expires in May 2014. The Company's service marks, patent and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. There can be no assurance that one or all of the registrations of the service marks will not be challenged, invalidated or circumvented in the future.

      The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. In the event that the use of an excimer laser or other procedure performed at any of the Company's refractive or secondary care centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may not be available on acceptable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products which do not infringe the patent. The unavailability of such products may cause the Company to cease operations in the United States or Canada or delay the Company's continued expansion into the United States. If the Company is prohibited from performing laser vision correction at any of its laser centers, the Company's business, financial condition and results of operations will be materially adversely affected.

Employees

      As part of its initiative to reduce costs, the Company has significantly reduced its staffing levels over the past year. As of July 31, 2001, the Company had more than 760 employees, as compared to more than 1,034 employees a year ago. The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors - Dependence on Key Personnel".

Risk Factors

Losses from Operations; Uncertainty of Future Profitability

      The Company had net losses of $10.4 million, $4.6 million, $5.9 million and $37.8 million for fiscal 1998, 1999, 2000 and 2001, respectively. As of May 31, 2001, the Company had an accumulated deficit of $80.2 million. The Company's ability to achieve or maintain profitability will depend in part on its ability to increase demand for its services and control costs, its ability to execute its strategy and effectively integrate acquired businesses and assets, economic conditions in the Company's markets, competitive factors and regulatory developments. Accordingly, the extent of future profits, if any, and the time required to achieve sustained profitability is uncertain. Moreover, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

Uncertainty of Market Acceptance

      The Company believes that its profitability and growth will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. There can be no assurance that laser vision correction will be more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not fully covered or covered at all by government insurers or other third party payors and, therefore, must be paid for by the individual receiving treatment), economic conditions, concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long term follow-up data and the possibility of unknown side effects. There can be no assurance that long term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavourable publicity involving patient outcomes from laser vision correction could also adversely affect its acceptance whether or not the publicized procedures are performed at TLC eye care centers. Market acceptance could also be affected by regulatory developments and by the ability of the Company and other participants in the laser vision correction market to train a broad population of ophthalmologists in performing the procedure. Acceptance of laser vision correction by ophthalmologists could also be affected by the cost of excimer laser systems. The failure of laser vision correction to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business
- The Refractive Market".

Dependence on Affiliated Doctors

      Many states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometric services on the Company's behalf. Because the Company does not practice medicine or optometry, its activities are limited to owning and managing centers and affiliating with other health care providers. Affiliated doctors provide a significant source of patients for the Company. Accordingly, the success of the Company's operations depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors to render or arrange surgical and other professional services at facilities owned or managed by the Company. There can be no assurance that the Company will be able to enter into agreements with eye care doctors or other health care providers on satisfactory terms or that such agreements will be profitable to the Company. Failure to enter into or maintain such agreements with a sufficient number of qualified eye care doctors will have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Surgeon Contracts".

Competition

      Laser vision correction is subject to intense competition. The Company competes with other entities, including hospitals, individual ophthalmologists, other corporate laser centers and certain manufacturers of excimer laser equipment, in offering laser vision correction. The Company's eye care centers compete on the basis of quality of service, reputation, brand recognition and price. There can be no assurance that competitors with substantially greater financial, technical, managerial, marketing and other resources and experience than the Company will not compete more effectively than the Company. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. In the past year, competitors have offered laser vision correction at prices considerably lower than TLC's prices. At TLC centers, Canadian residents are typically charged between C$1,000 to C$3,000 per eye for LASIK procedures and United States residents are typically charged from $1,550 to $2,200 per eye for LASIK procedures, in addition to a charge of approximately $400 by the patient's primary care eye doctor for pre- and post-operative care, while competitors in some markets have advertised LASIK procedures for as low as C$500 per eye. Notwithstanding its recent refusal to participate in an industry price war, market conditions may compel the Company to lower its prices to remain competitive in some or all of its markets. There can be no assurance that any reduction in prices charged will be compensated for by an increase in procedure volume or decreases in the Company's costs. A decrease in either the fees for procedures performed at TLC's eye care centers or in the number of procedures performed at TLC's centers could have a material adverse effect on the Company's business, financial condition and results of operations.

      In addition, laser vision correction competes with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and other technologies currently under development such as corneal rings, intraocular lenses and surgery with different types of lasers. Suppliers of conventional vision correction alternatives (eyeglasses and contact lenses), such as optometry chains, with substantially greater financial, technical, managerial, marketing and other resources and experience than the Company may compete with the Company by promoting alternatives to laser vision correction or by purchasing laser systems and offering laser vision correction to their customers. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this variety of competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company.

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

      In addition, although surgeons performing laser vision correction at the Company's eye care centers and certain other employees have generally agreed to certain restrictions on competing with, or soliciting patients or employees associated with, the Company, there can be no assurance that such agreements will be enforceable.

Quarterly Fluctuations in Operating Results

      Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend on numerous factors, including: (i) market acceptance of the Company's services; (ii) seasonal factors (historically, fewer procedures are scheduled during the summer); (iii) the purchase or upgrade of lasers and other equipment; (iv) economic conditions in the geographic areas in which the Company operates; (v) the timing of new enhancements by the Company, its suppliers and its competitors; (vi) the opening, closing or expansion of centers; (vii) regulatory matters; (viii) litigation; (ix) acquisitions; (x) competition; (xi) fluctuations in currency exchange rates (a portion of the Company's operations are conducted in Canadian dollars) and (xii) other extraordinary events. There can be no assurance that the growth in revenues achieved by the Company in years prior to fiscal 2001 will resume and continue or that revenues or net income in any particular quarter will not be lower, or losses greater, than those of the preceding quarters, including comparable quarters of prior fiscal years. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. In light of the foregoing, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indications of likely future performance or annual operating results. Reductions in revenues or net income between quarters or the failure of the Company to achieve expected quarterly earnings per share could have a material adverse effect on the market price of the Common Shares.

Potential Side Effects and Long-Term Results of Laser Vision Correction

      Concerns with respect to the safety and efficacy of laser vision correction include predictability and stability of results and potential complications or side effects, including but not limited to the following: post-operative discomfort; corneal haze during healing (an increase in light-scattering properties of the cornea); glare/halos (disturbed night vision); decrease in contrast sensitivity (reduced visual quality of sharpness); temporary increases in intraocular pressure in reaction to post-procedure medication; modest fluctuations in astigmatism and modest decreases in best corrected vision (i.e., with eyeglasses); loss of fixation during the procedure; unintended over- or under-correction; instability, reversion or regression of effect; corneal scars (blemishing marks left on the cornea); corneal ulcers (inflammatory lesions resulting in loss of corneal tissue); and corneal healing disorders (compromised or weakened immune system or connective tissue disease which causes poor healing). Laser vision correction may involve the removal of "Bowman's layer", an intermediate layer between the epithelium (outer corneal layer) and the stroma (middle corneal layer). Although several studies conducted to date have demonstrated no significant adverse reactions to excimer laser removal of Bowman's layer, it is unclear what effect this may have on the patient. Although recently released results of a study showed that the majority of patients experienced no serious side effects six years after laser vision correction using the PRK procedure, there can be no assurance that complications will not be identified in further long-term follow-up studies. Any such complications or side effects may call into question the safety and effectiveness of laser vision correction, which in turn may negatively affect the approval by the FDA of the excimer laser for sale for laser vision correction and the market acceptance of such procedures and lead to product liability, malpractice or other claims against the Company. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Liability and Insurance

      The provision of medical services entails an inherent risk of potential malpractice and other similar claims. Although patients at the Company's centers execute informed consent statements prior to any procedure performed by doctors at the Company's centers, there can be no assurance that such consents will provide adequate liability protection. In addition, although the Company does not engage in the practice of medicine or have responsibility for compliance with certain regulatory and other requirements directly applicable to doctors and doctor groups, there can be no assurance that claims, suits or complaints relating to services provided at the Company's centers will not be asserted against the Company in the future. The Company currently maintains malpractice insurance coverage that it believes is adequate both as to risks and amounts, in the amount of C$50,000,000 for each occurrence and in the aggregate annually for all eye care centers in Canada and the United States. Such insurance extends to professional liability claims that may be asserted against employees of the Company that work on site at the centers. In addition, the doctors who provide medical services at the Company's centers are required to maintain comprehensive professional liability insurance, although there can be no assurance that any such insurance will be adequate to satisfy claims or that insurance maintained by the doctors will protect the Company.

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

Management of Growth

      The Company's success will depend on its ability to expand and manage its operations and facilities. The Company's focus of expansion remains the United States. The Company's growth and expansion has resulted in and may continue to result in new and increased responsibilities for management and additional demands on management, operating and financial systems and resources. In particular, the Company will need to successfully hire, train and retain management for each of its eye care centers. There can be no assurance that the Company will be able to hire, train or retain qualified managers. The Company's ability to continue to expand in the United States is dependent upon factors such as its ability to: (i) implement new, expanded or upgraded operations and financial systems, procedures and controls; (ii) hire and train new staff and managerial personnel; (iii) expand the Company's infrastructure; (iv) adapt or amend the Company's structure to comply with present or future legal requirements affecting the Company's arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which doctors have a financial interest; and (v) obtain regulatory approvals and Certificates of Need, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors. Any failure or inability to successfully implement these and other factors may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully integrate and manage the eye care centers it opens or acquires or achieve the economies of scale and/or the patient base required to achieve profitability in the eye care centers. If the Company's management is unable to successfully implement its growth strategy or manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

Inability to Execute Strategy

      In response to recent industry turmoil and a deep discounting price war, the Company retained the services of a national consulting firm and undertook an extensive review of its internal structures, market position, resources and future strategies. As a result of that review, the Company confirmed its decision to maintain its premium brand model and not participate in the industry price war. The Company decided to continue to focus on maximizing revenues through the Company's co-management model and innovative marketing programs, controlling costs without compromising superior quality of care or clinical outcomes and pursuing additional growth opportunities for its core laser vision correction business through the TLC Affiliate Centers Program, strategic acquisitions and opening new centers There can be no assurance that the Company will be successful in executing its new strategy or, if successful in executing the strategy, that it will be effective. If the Company is unable to implement its strategy, or if its strategy proves to be ineffective, the Company's business, financial condition and results of operations could be materially adversely affected.

Acquisitions and Affiliate Centers

      The Company's growth strategy is dependent on increasing the number of procedures at existing eye care centers, increasing the number of TLC eye care centers through internal development or acquisitions and entering into TLC Affiliate Center arrangements with local eye care professionals in markets not large enough to justify a corporate center.

      The addition of new centers can be expected to present challenges to management, including the integration of new operations, technologies and personnel, and special risks, including unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on operating results resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and increased costs resulting from difficulties related to the integration of the acquired businesses. The future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, if at all, or successfully integrate acquired businesses into its operations. The Company's past and possible future acquisitions may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected. The future ability to achieve growth through the Affiliate Center program will depend on a number of factors, including the success of the pilot program, the availability and willingness of local eye care practitioners to participate in the program and the ability of the local affiliate to integrate his or her practice with TLC's methods of operations and to maintain the goodwill generated by the TLC brand. There can be no assurance that the Company will be able to enter into a sufficient number of affiliate center arrangements to generate significant growth in revenues or that affiliate center arrangements will be profitable.

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

Future Capital Requirements; Uncertainty of Additional Funding

      It is not possible to predict with certainty the timing or the amount of future capital requirements. However, the Company may require significant additional funding to expand in the future. Such additional funding may be raised through additional public or private equity or debt financings or other sources and may, if obtained by way of subsequent equity financing, result in dilution to the holders of the Common Shares. The Company believes that its existing cash balances and funds expected to be generated from operations and available credit facilities should be sufficient to fund its anticipated level of operations and its current expansion and acquisition plans for the foreseeable future. There can be no assurance that the Company's operations, expansion plans or capital requirements will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can achieve and maintain profitable operations. The Company's capital needs depend on many factors, including the rate and cost of acquisitions of businesses, equipment and other assets, the rate of opening new centers or expanding existing centers, market acceptance of laser vision correction and actions by competitors. Further, additional funding may not be available on terms satisfactory to the Company, if at all. If adequate funds are not available, the Company may be required to cut back or abandon its expansion plans and curtail operations significantly, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Anti-Kickback Statutes. In the United States, the federal anti-kickback statute prohibits the knowing and wilful solicitation, receipt, offer or payment of any remuneration, whether direct or indirect, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable in whole or in part under Medicare, Medicaid or other federal health care programs. Certain federal courts have interpreted the anti-kickback statute broadly and, in some cases, have interpreted the law to prohibit payments intended to induce the referral of Medicare or Medicaid business, irrespective of any other legitimate motives. Sanctions for violations of the anti-kickback statute include criminal penalties, such as imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation, and exclusion from the Medicare or Medicaid programs and other federal programs. The federal Office of the Inspector General, the agency responsible for the interpretation and enforcement of the anti-kickback statute, has stated that if ophthalmologists and optometrists engage in agreements to refer, they may be violating the anti-kickback statute. The Inspector General also has taken the position that the anti-kickback statute is implicated, even if non-Medicare or Medicaid covered services are involved, if the arrangement has an impact on the referral pattern for services covered by Medicare or Medicaid. Moreover, some states have enacted statutes similar to the federal anti-kickback statute which are applicable to referrals of patients regardless of payor source. Although the Company has endeavoured to structure its contractual relationships in compliance with these laws, federal and/or state authorities could determine that prohibitions contained in anti-kickback or similar statutes apply to the Company's co-management strategy and to the Company's contractual relationship with ophthalmologists in connection with the Company's secondary care center holdings, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Fee-Splitting. Many states in the United States prohibit professionals, including ophthalmologists and optometrists, from paying a portion of a professional fee to another individual (including another professional) unless the individual is an employee or partner in the same professional practice. Violation of a state's fee-splitting prohibition may result in civil or criminal fines, as well as sanctions imposed against the professional through licensing proceedings. Many states do not have any clear precedent or regulatory guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although the Company has endeavoured to structure its contractual relationships in compliance with these laws in all material respects, state authorities could find that fee-splitting prohibitions are implicated in the Company's co-management programs or in the management services agreements between doctors and the Company in connection with the Company's eye care centers and secondary care centers. Such findings may require the Company to revise the structure of its legal arrangements and this could have a material adverse effect on the Company's business, financial condition and results of operations.

Corporate Practice of Medicine and Optometry. The laws of many states in the United States prohibit business corporations, such as the Company, from practicing medicine and employing or engaging physicians to practice medicine and some states prohibit business corporations from practicing optometry or employing or engaging optometrists to practice optometry. Such laws preclude companies that are not owned entirely by eye care professionals from employing eye care professionals, having control over clinical decision-making or engaging in other activities that are deemed to constitute the practice of optometry or ophthalmology. This prohibition is generally referred to as the prohibition against the corporate practice of medicine or optometry. Violation of a state's corporate practice of medicine or optometry prohibition may result in civil or criminal fines, as well as sanctions imposed against the professional through licensing proceedings. Although the Company has endeavoured to structure its contractual relationships in compliance with these laws in all material respects, if any aspect of the Company's operations were found to violate applicable state corporate practice of medicine or optometry prohibitions, the Company would be required to revise the structure of its legal arrangements which could have a material adverse effect on the Company's business, financial condition and results of operations.

Self-Referral Laws. Under the United States federal self-referral law (the "Stark Law") physicians (which, under the statute, includes optometrists) are prohibited from referring their Medicare or Medicaid patients for the provision of designated health services (including clinical laboratory, diagnostic imaging and prosthetic devices) to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statute or regulations. The penalties for violating the Stark Law include denial of payment for the designated health services performed, civil fines of up to $15,000 for each service provided pursuant to a prohibited referral, a fine of up to $100,000 for participation in a circumvention scheme, and possible exclusion from the Medicare and Medicaid programs. Many of the Company's subsidiaries that operate refractive or secondary care centers are partially owned by doctors affiliated with those centers. While the Company believes that its present arrangements in connection with the performance of PRK and LASIK in its eye care centers will not be affected once the final rule becomes effective, there can be no assurance that the Stark Law will not require the Company to revise the structure of its legal arrangements, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Facility Licensure and Certificate of Need. The Company may be required to obtain licenses from the State Departments of Health, or a division thereof, in the various states in which it opens or acquires a center. The Company believes that it has obtained the necessary licensure in states where licensure is required and that it is not required to obtain licenses in other states. However, some of the regulations governing the need for licensure are unclear and there is no applicable precedent or regulatory guidance to cover certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that the Company is operating a center inappropriately without a license, which could subject the Company to significant fines or other penalties, result in the Company being required to cease operations in that state or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. With respect to future entry into new geographic markets, although there can be no assurance that the Company will be able to obtain any required license, the Company has no reason to believe that, in those states that require such facility licensure, it will be not able to obtain such a license without unreasonable expense or delay.

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

Canada

      Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In addition, the laws of certain Canadian provinces prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities (such as the Company) from practicing medicine or optometry and, in certain circumstances, from employing ophthalmologists or optometrists directly. Although the Company is not aware of any Canadian health regulations which impose licensing restrictions on the operation of its centers, there can be no assurance that such restrictions will not be adopted. Changes in the interpretation or enforcement of existing regulatory requirements or the adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many of the Company's operations have not been subject to review by regulators and there can be no assurance that a review of the Company's operations or the operations of its affiliated doctors will not result in a determination that could have a material adverse effect on the Company's business, financial condition and results of operations.

United States Food and Drug Administration

      To date, some FDA approvals granted for certain excimer lasers have applied only to the PRK procedure, and not for the LASIK procedure. The FDA, however, is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLC eye care centers, may perform the LASIK procedure in an exercise of professional judgement in connection with the practice of medicine.

      Also, the use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those affiliated with TLC eye care centers, widely perform bilateral treatment in an exercise of professional judgement in connection with the practice of medicine.

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

      Most of the Company's eye care centers in the United States use VISX and/or Alcon excimer lasers. The failure of VISX, Alcon or other excimer laser manufacturers to comply with applicable federal, state or foreign regulatory requirements, or any adverse action against or involving such manufacturers, could limit the supply of lasers, substantially increase the cost of excimer lasers, limit the number of patients that can be treated at the Company's centers and limit the ability of the Company to use the lasers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Governmental Regulation."

Intellectual Property/Proprietary Technology

      The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. In the event that the use of an excimer laser or other procedure performed at any of the Company's centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may not be available on acceptable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products which do not infringe the patent. The unavailability of such products may cause the Company to cease operations in the United States or Canada or delay the Company's expansion. If the Company is prohibited from performing laser vision correction at its eye care centers, the Company's business, financial condition and results of operations will be materially adversely affected. See "Item 1 - Business - Intellectual Property/Proprietary Technology".

Technological Change

      Modern medical technology is characterized by extensive research and rapid technological change. Newer or enhanced technologies may be developed with better performance or lower cost than the excimer laser equipment currently used by the Company. Medical companies, academic and research institutions and others have developed and could develop new therapies, including new or enhanced medical devices or surgical procedures for the conditions targeted by the Company. For instance, the FDA recently approved for marketing intraocular lenses (i.e., implantable contact lenses) and other vision correction alternatives, such as corneal rings, are being developed. New and potential therapies could be more medically effective and less expensive than the procedures performed at the Company's eye care centers and could potentially render laser vision correction obsolete, uneconomical or otherwise undesirable. In addition, competitors may develop procedures that involve lower per procedure costs. There can be no assurance that the Company will have the capital resources available to it to upgrade its excimer laser equipment, acquire any such new or enhanced medical devices or adopt such new or enhanced procedures at the time that any advanced or more efficient technology or procedure is developed or introduced. The inability of the Company to do so successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

      The success of the Company is dependent in part on the services of certain key medical and management personnel, including Dr. Jeffrey Machat and Mr. Elias Vamvakas. The experience of these individuals will be an important factor contributing to the Company's continued success and growth. The loss of either of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Volatility of Stock Price

      The market price of the Common Shares historically has been subject to substantial price volatility. Such volatility can be expected to recur in the future due to industry developments or business-specific factors such as the Company's ability to effectively penetrate the laser vision correction market, implement its strategies, new technological innovations and products, changes in government regulations, adverse regulatory action, public concerns with regard to the safety and effectiveness of various medical procedures, any loss of key management, announcements of extraordinary events such as litigation or acquisitions, variations in the Company's financial results, fluctuations in the stock prices of the Company's competitors, the issuance of new or changed stock market analyst reports and recommendations concerning the Company or its competitors, changes in earnings estimates by securities analysts, the Company's ability to meet analysts' projections, as well as changes in the market for medical services and general economic, political and market conditions or other unforeseen factors. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Shares.

ITEM 2. PROPERTIES

      The Company's centers are located in leased premises. The leases are negotiated on market terms and typically have a term of five to ten years. See
Note 14 to "Item 8 - Financial Statements and Supplementary Data". The following chart contains the location and acquisition or opening date of each TLC eye care center:

                                Eye care centers

                                 United States                                                     Canada
                                 -------------                                                     ------
Location               Opened              Location               Opened             Location               Opened
California                                 New York                                  New Brunswick
Brea                   September 1996      Garden City            May 1996           Moncton                September 1997
Newport Beach          July 1999           New York               January 1996       Ontario
Ontario                July 1999           White Plains           April 1996         London                 November 1994
Palm Desert            March 2000          Albany                 April 2000         Toronto (York Mills)   December 1994
Sacramento             December 1999       North Carolina                            Toronto (BCE Place)    May 1995
Silicon Valley         June 2000           Charlotte              June 1997          Waterloo               May 1999
Torrance               May 2000            Raleigh                August 1997        Windsor                September 1993
Colorado                                   Ohio
Denver                 August 1996         Cleveland              November 1997
Connecticut                                Columbus               October 1998
Fairfield              September 1999      Oklahoma
Florida                                    Oklahoma City          October 1996
Boca Raton             January 1996        Tulsa                  October 1995
Coral Gables           December 2000       Pennsylvania
Fort Lauderdale        January 1997        Plymouth Meeting       April 1996
Tampa                  January 1997        Pittsburgh             June 1998
Georgia                                    South Carolina
Atlanta                August 1996         Greenville             June 1996
Illinois                                   Charleston             October 2000
Westchester            March 1997          Tennessee
Indiana                                    Johnson City           April 1997
Indianapolis           March 1996          Texas
Maryland                                   Austin                 June 1996
Annapolis              July 1999           Arlington              June 1996
Baltimore              June 1999           Houston                August 1996
Rockville              January 1996        San Antonio            June 1996
Massachusetts                              Virginia
Waltham                September 1997      Fairfax                April 1996
Michigan                                   Reston                 August 2001
Ann Arbor              June 2001           Wisconsin
Detroit                November 1997       Madison                October 1996
Kalamazoo              April 1999          Milwaukee              April 1999
Lansing                May 1998
Minnesota
Minnetonka             June 2000
Missouri
St. Louis              August 2000
Montana
Billings               March 1997
Nevada
Las Vegas              January  2000
New Jersey
Elmwood Park           March 1996
Mount Laurel           June 1997

      The Company has leased premises for consultation offices in Halifax, Nova Scotia, Chicago, Illinois and Sheboygan, Michigan which have been set up to provide all aspects of patient care except provision of the actual surgery itself.

      During fiscal 2001, the Company closed centers in Green Bay, Wisconsin, Seattle, Washington and Irvine, California. The Company sold its controlling interest in a center in Vancouver, British Columbia and abandoned plans to develop a center in Pasadena, California.

      The Company also maintains investment interests in three secondary care practices located in Michigan, Oklahoma and Washington. The secondary care practice in Michigan has five satellite locations, the secondary care practice in Oklahoma has two satellite locations and the secondary care practice in Washington has seven satellite locations.

      The Company also has two corporate offices. The International Headquarters is located in premises currently owned and operated by the Company in Mississauga, Ontario, Canada. The Company's U.S. Corporate Office is located in leased premises in Bethesda, Maryland. The Company has entered into negotiations concerning the possible sale and lease back of its International Headquarters building. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Common Shares are listed on The Toronto Stock Exchange under the symbol "TLC" and on the Nasdaq National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on The Toronto Stock Exchange and the Nasdaq National Market:

                              The
                            Toronto                          Nasdaq
                             Stock                          National
                            Exchange                         Market
                    -----------------------          -----------------------
                      High             Low            High              Low
                    -------          ------          ------            -----
Fiscal 2001

First Quarter       C$12.20          C$7.70          $8.313            $5.00
Second Quarter         8.20            3.55            5.50             2.25
Third Quarter         12.00            1.67           7.875            1.125
Fourth Quarter        14.20            7.11            9.25             4.64

Fiscal 2000
First Quarter       C$78.80         C$37.65          $53.50           $25.50
Second Quarter        47.50           23.75           31.82            16.16
Third Quarter         27.65           16.60           18.75            11.00
Fourth Quarter        22.50            9.50           15.44             6.50

Record Holders

      As of July 31, 2001, there were approximately 499 record holders of the Common Shares.

Dividends

      The Company has never declared or paid cash dividends on the Common Shares. It is the policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future.

ITEM 6. SELECTED FINANCIAL DATA

      Set forth in the following pages are selected historical consolidated financial data as of and for each of the fiscal years in the five-year period ended May 31, 2001, which have been derived from and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-K. See Note 1 to "Item 8 - Financial Statement and Supplementary Data".

                                             Year Ended May 31
                                             -----------------

                                 1997        1998          1999          2000          2001
                                ------      -------       -------       -------       -------
Income Statement Data

Amounts under U.S.
GAAP(1)

Net revenues(3)                 20,112       59,122       146,910       201,223       174,006

Expenses

Operating and doctor            21,074       54,763       115,289       183,485       165,030
   compensation

Interest and other                 752        1,434         2,245        (4.492)       (2,543)

Depreciation and                 3,463        9,460        14,934        21,688        27,593
amortization

Start-up and development         4,292        3,267         3,606             0             0
expenses

Restructuring charges               --           --        12,924             0        19,075

Gain (Loss) before income       (9,469)      (9,802)       (2,088)          542       (35,149)
taxes and non-controlling
interest

Income Taxes                      (105)      (1,071)        (2020)       (3,454)       (2,239)

Non-controlling interest            --          593          (448)       (3,006)         (385)

Net loss for the period -       (9,574)     (10,280)       (4,556)       (5,918)      (37,773)
U.S. GAAP

Loss per share -                 (0.47)       (0.37)        (0.13)        (0.16)        (1.00)
U.S. GAAP

Weighted average number         20,617       28,035        34,090        37,178        37,779
of Common Shares
outstanding (in thousands)

                                                    Year Ended May 31
                                                    -----------------

                                                          1997          1998          1999        2000        2001
                                                        ------        ------        ------     -------     -------
Operating Data

Number of eye care centers (at end of period)               27            45            55          62          59

Number of secondary care centers (at end of period)          7            15            14           5           3

Number of laser vision correction procedures            11,026(4)     35,859(5)     90,600     134,000     122,800

                                                   As of May 31

                                                      1997          1998          1999          2000          2001
                                                   -------       -------       -------       -------       -------
Balance Sheet Data
Cash and cash equivalents                           13,230         1,895       125,598        78,531        47,987
Working capital                                      8,055        53,153       146,884        59,481        36,837
Total assets                                        73,746       164,212       295,675       289,364       238,438
Total debt, excluding current portion               10,935        17,911        11,030         6,728         8,313
Shareholders' equity
Capital Stock                                       63,522       143,554       269,454       269,953       276,277
Warrants                                                --            --            --           532           532
Deficit                                            (12,141)      (22,421)      (31,267)      (42,388)      (80,161)
Accumulated other comprehensive income (loss)           --           407         5,936        (4,451)       (9,542)
                                                    51,381       121,540       244,123       223,646       187,106

(1) In the financial information provided, the Company has reported in U.S. GAAP. In years prior to fiscal 2000, Form 10-K submissions and quarterly Form 10-Q submissions were reported in Canadian GAAP.

(2) Certain comparative figures have been reclassified to conform to the presentation for fiscal 2000.

(3) Includes primarily those revenues pertaining to the operation of eye care centers, the management of refractive and secondary care centers and the Company's other non-refractive businesses.

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

Overview

      TLC is one of the largest providers of laser vision correction services in North America. TLC owns and manages eye care centers which, together with TLC's network of over 12,500 eye care doctors, provide laser vision correction of common refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in September 1993, currently has 59 eye care centers in 26 states and provinces throughout the United States and Canada. Surgeons performed over 122,800 procedures at the Company's centers during the fiscal 2001.

      The Company recognizes revenues at the time services are rendered. Net revenues include only those revenues pertaining to owned laser centers and management fees from managing refractive and secondary care practices. Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to refractive and secondary care practices in return for management fees. Management services revenue is equal to the net revenue of the physician practice, less amounts retained by the physician groups. Management services revenue under the terms of the practice management agreements for laser vision correction procedures are recognized when the services are performed.

      Net revenue of the physician's practice represents amounts charged to patients for laser vision correction services net of the impact of applicable patient discounts and related contractual adjustments. Amounts retained by physician groups may include costs for uncollectible amounts from patients, professional contractual costs and miscellaneous administrative charges.

      Uncollectible amounts from patients are reviewed and provided for on a regular monthly basis for those amounts due from physicians or patients for which there is a permanent reduced likelihood of collection in whole or in part.

      Procedure volumes represent the number of laser vision correction procedures completed for which the amount that the patient has been invoiced for the procedure exceeds a pre-defined company wide per procedure revenue threshold. Procedures may be invoiced under the threshold amounts primarily for promotional or marketing purposes and are not included in the procedure volume numbers reported. By not counting these promotional procedures the net revenue after doctor's compensation per procedure ratio is higher than if these procedures had been included in the procedure volumes.

      Operating expenses include all fixed and variable expenses relating to the operation of the Company's businesses. The principal components of operating expenses are marketing costs, wages, surgeon's fees, laser royalty fees and facility leasing costs.

      The Company continues to pursue a growth strategy in its core refractive laser vision correction business, which accounts for more than 92% of net revenues. The Company has experienced its first decrease in annual procedure volumes since inception. This decrease is indicative of the uncertainty in the laser vision correction industry which has seen extensive pressure on prices from deep discount providers, the recent bankruptcies of a number of laser vision correction companies and negative publicity in the media concerning competing centers. In addition, being an elective procedure, laser vision correction volumes may have been further depressed by economic conditions in early 2001.

      The Company has developed and launched a pilot test of a new revenue model, the TLC Affiliate Center program. Under the program, the Company provides varying levels of resources, support and expertise to established eye care professionals ("ECP") in secondary markets in an effort to grow and develop their current laser vision correction practices. The services provided by TLC can vary from the Company providing support only in building the ECP's network of affiliated optometrists to the Company providing facilities, medical equipment, professional staffing, marketing and administrative support. Revenues from TLC affiliate centers vary based on the level of services provided by the Company. The TLC Affiliate Centers program is expected to enable the Company to expand its presence in secondary markets while significantly reducing the operational and capital funding normally required to support a typical corporate laser center model.

Results of Operations

2001                                                             Refractive        Other       2001 Total
                                                                 -----------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 161,219      $  12,787      $ 174,006
Doctor compensation                                                  15,538             --         15,538
                                                                 -----------------------------------------
Net revenue after doctor compensation                             $ 145,681      $  12,787      $ 158,468
                                                                 -----------------------------------------
Expenses
Operating                                                           134,324         15,168        149,492
Interest and other                                                   (2,385)          (158)        (2,543)
Depreciation of capital assets and assets under capital lease        13,675          1,375         15,050
Amortization of intangibles                                          10,703          1,840         12,543
Restructuring and other charges                                       6,433         12,642         19,075
                                                                 -----------------------------------------
                                                                    162,750         30,867        193,617
                                                                 -----------------------------------------
Income (loss) from operations                                       (17,069)       (18,080)       (35,149)
Income taxes                                                         (1,779)          (460)        (2,239)
Non-controlling interest                                               (370)           (15)          (385)
                                                                 -----------------------------------------
Net income (loss)                                                 $ (19,218)     $ (18,555)     $ (37,773)
                                                                  ========================================

Total assets                                                      $ 234,355      $   4,083      $ 238,438
                                                                  ========================================
Total capital and intangible expenditures                         $  36,296      $     140      $  36,436
                                                                  ========================================

2000                                                             Refractive        Other       2000 Total
                                                                 -----------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 190,233      $  10,990      $ 201,223
Doctor compensation                                                  17,333              2         17,335
                                                                 -----------------------------------------
Net revenue after doctor compensation                             $ 172,900      $  10,988      $ 183,888
                                                                 -----------------------------------------
Expenses
Operating                                                           153,673         12,477        166,150
Interest and other                                                   (4,574)            82         (4,492)
Depreciation of capital assets and assets under capital lease        12,886          1,406         14,292
Amortization of intangibles                                           6,363          1,033          7,396
                                                                 -----------------------------------------
                                                                    168,348         14,998        183,346
                                                                 -----------------------------------------
Income (loss) from operations                                         4,552         (4,010)           542
Income taxes                                                         (3,141)          (313)        (3,454)
Non-controlling interest                                             (2,443)          (563)        (3,006)
                                                                 -----------------------------------------
Net income (loss)                                                 $  (1,032)     $  (4,886)     $  (5,918)
                                                                  ========================================

Total assets                                                      $ 250,279      $  39,085      $ 289,364
                                                                  ========================================
Total capital and intangible expenditures                         $  65,941      $   8,477      $  74,418
                                                                  ========================================

Year ended May 31, 2001 compared to Year ended May 31, 2000

      Net revenues for fiscal 2001 were $174.0 million, which is a 13.5% decrease over last year's $201.2 million. Approximately 92% of total net revenues were derived from refractive services as compared to 94% in fiscal 2000.

      Net revenues from eye care centers for fiscal 2001 year were $161.2 million, which is 15.2% lower than last year's $190.2 million. Approximately 122,800 procedures were performed in fiscal 2001 compared to 134,200 procedures in fiscal 2000. The decrease in procedure volume and the associated reduction of revenue is indicative of the condition of the laser vision correction industry which has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies as well as the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavourable outcomes from procedures performed at competing centers. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that has faced significant pricing pressures. Due to the pricing pressures in the industry and the lower procedure prices offered pursuant to discounts associated with the Company's Corporate Advantage Program, the Company's net revenue after doctor compensation, per procedure, for fiscal 2001 declined by 8% in comparison to fiscal 2000.

      In the final quarter of fiscal 2000 and during fiscal 2001, the Company completed practice management agreements with a number of surgeons resulting in an increase in intangible assets to reflect the value assigned to these agreements. These intangible assets will be amortized over the term of the applicable agreements. These agreements have resulted either directly or indirectly in lower per procedure fees being paid to the applicable surgeons and a corresponding reduction in doctors' compensation to offset the increased amortization costs. The result is an increase to the net revenue after doctors' compensation per procedure ratio.

      Operating expenses and doctor compensation from refractive activities decreased to $149.9 million in fiscal 2001 from $171.0 million in fiscal 2000. This decrease is a result of: (i) reduced variable expenses associated with the decrease in the number of laser vision correction procedures performed at existing eye care centers, (ii) significant efforts made by the Company to reduce costs, (iii) significantly reduced costs associated with the Corporate Advantage Program and the third party payor programs, and (iv) reduced corporate costs which are subject to ongoing scrutiny to maintain an effective corporate structure able to support the current levels of business activity. Operating expenses and doctor compensation as a percentage of net revenues were 93% of net revenues in fiscal 2001 as compared to 90% of net revenues in fiscal 2000. This increase reflects the impact of marketing programs aimed at raising consumer awareness of TLC's brand as well as the impact on per procedure fees as a result of discounts offered pursuant to the Corporate Advantage Program, which were not offset by a higher number of procedures being performed at TLC centers. In addition, increased infrastructure costs (i.e. people, information systems and marketing) were incurred to support the continued growth of the Company. The Company recognized the effects the reduced procedure volumes were going to have on the operations, and in fiscal 2001 management commenced a number of cost reduction initiatives.

      Net revenues from non-refractive activities were $12.8 million in fiscal 2001, an increase of over 16% in comparison to $11.0 million in fiscal 2001. The increase in revenues reflects revenue growth of greater then 25% in the network marketing and management, professional healthcare facility management and hair removal subsidiaries, while revenues in the secondary care management and asset management subsidiaries reflected moderate growth.

      Net loss from non-refractive activities was $18.6 million in fiscal 2001, an increase of over 280% in comparison to a net loss of $4.9 million in fiscal 2000. The loss in fiscal 2001 includes a restructuring charge of $11.7 million (2000 - $0) resulting from the decision made by the Company to no longer support the activities of its e-commerce subsidiary eyeVantage.com,

Inc. Excluding the impact of the restructuring charge, eyeVantage.com, Inc., generated losses of $5.6 million (2000 - $3.8 million). The loss from the remaining non-refractive activities were $1.3 million, an increase from the loss in fiscal 2000 of $1.1 million. The increased loss in fiscal 2001 is due primarily to increased amortization of intangibles of $0.4 million at the Company's network marketing and management subsidiary resulting from increased goodwill arising from the finalization of the earn-out calculations arising from the Company's 1997 acquisition of this entity (see "Note 11 - Capital Stock - a) Common Stock" and "Note 17 - Acquisition - 2001 Transactions - ii and 2000 Transactions iv").

      Interest (revenue)/expense and other expenses reflect interest revenue from the Company's cash position resulting from positive cash flow from operations and the result of a public offering in the fourth quarter of fiscal 1999. The lack of any material additions to long term debt and capital leases on equipment has resulted in reducing interest costs on debt as the various debt instruments approach maturity. Reduced cash and cash equivalent balances during the year combined with lower interest yields have resulted in lower interest revenues.

      The increase in depreciation expense is largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during fiscal 2000 and 2001. The significant increase in the amortization of intangibles is the result of successfully establishing long term contractual relationships with a number of surgeons during the final quarter of fiscal 2000 and during fiscal 2001. Goodwill and intangibles are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years. Current amortization periods range from five to fifteen years. In establishing the long term contractual relationships with these key surgeons, the surgeon in many cases has agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

      Restructuring and other charges (see "Note 18 - Restructuring and Other Charges") in fiscal 2001, reflect decisions that were made to:

      a) exit from the Company's e-commerce enterprise eyeVantage.com, Inc. ("eyeVantage"). The decision to close activities at eyeVantage was the result of a number of factors including:

            (i) increased difficulty by .com enterprises to obtain funding due to concerns within the investment community regarding perceived value;
            (ii) eyeVantage was not able to obtain required financing to continue operations;
            (iii) eyeVantage was not able to meet expectations on the
                  development of its products and services;
            (iv) eyeVantage had not established a revenue base sufficient to meet operating requirements or to attract outside investment; and
            (v) the operating costs on a monthly basis were in excess of $1.0 million and the Company did not feel there was sufficient future value to continue to fund operations.

            The decision to close activities resulted in a restructuring charge of $11.7 million which reflects the estimated impact of the write-down of goodwill of $8.7 million, loss write down of fixed assets of $2.1 million, employee termination costs of $1.7 million representing the termination costs of 29 employees, accounts receivable losses of $0.4 million and $1.1 million of costs incurred in the closing process which includes legal, administrative and lease commitment costs. These losses were offset by a gain of $2.3 million resulting from the reduction in the purchase obligation associated with the Optical Options, Inc. acquisition (see "Note 17 - Acquisitions - 2001 Transactions - iii").

      b) reflect potential losses from a equity investment in secondary care activities of $1.0 million. Due to a deteriorating relationship with the operations management team and the Company's strategic decision to withdraw from the management of secondary care practices where possible, the Company transferred its investment to an equity investment in return for a future earnings percentage. The equity investment has not reflected a liability to the Company for this investment, and the Company has not received any funds from the equity investment's earnings from the transferred investment. As a result the Company deemed it prudent to provide against the potential loss resulting from the inability to recover value of the investment transferred to the equity investment.

      c) close three eye care centers for which it recorded costs of $1.4 million, sell its ownership in another eye care center creating a loss of $0.3 million and incurred a cost of $0.1 million to terminate plans to open another eye care center. During fiscal 2001, the Company had undertaken to restructure its operations to eliminate those centers which were identified as not capable of being profitable. These centers had been impacted by a number of challenges such as:

            (i)   proximity to existing centers managed by the Company;
            (ii) local marketplace heavily impacted by discount laser vision correction providers which impaired the ability to compete as a premium laser vision correction provider;
            (iii) expectations of optometric network to generate sufficient interest in laser vision correction were not met; and
            (iv) the occupancy costs of a center (acquired as part of a multi-center acquisition) impacting the ability to lower costs in line with revenues.

      d) undertake an extensive review of its internal structures, its marketplace, its resources and its strategies for the future. The review resulted in the restructuring of the Company's goals and structures to meet its future needs. The Company utilized the services of a national consulting firm to facilitate this internal restructuring process, whose participation was completed in the third quarter of fiscal 2001 with an associated cost of $1.6 million.

      e) The Company has fully provided for its $0.9 million portfolio investment in Vision America. This investment was deemed to be permanently impaired during fiscal

      2001. Subsequent to this decision Vision America filed for bankruptcy and is currently in the process of liquidating its assets. The Company will reflect any amounts recovered from this investment if and when the amount and timing of any amounts to be recovered becomes determinable.

      f) In the fourth quarter, an award from an arbitration hearing involving TLC Network Services Inc. was issued against TLC. The cumulative liability arising from the award was $2.1 million which has been fully provided for in the fourth quarter of fiscal 2001. Payment of this liability has been deferred until exploration of all legal alternatives has been completed.

      The following analysis identifies the allocation of costs for all the component transactions reported as Restructuring and Other Charges and identifies the operating impact in fiscal 2001 of those entities which have been restructured:

Summary of Restructuring and Other Charges
    ($ 000's)                                                   Restructuring charges
                                               -------------------------------------------------------

                                                                                          Terminate
                                               eyeVantage   Closure of       Sale of    development of
                                               .com,Inc.   laser centers  laser center   laser center
                                               ---------   -------------  ------------   ------------
  Severances                                      1,712          70
  Lease commitments                                 808         280                          122
  Legal and Administrative costs                    296
  Professional services
  Patient commitments                                            50

  Asset write-downs
    Current assets                                  425          86
    Fixed Assets                                  2,091         865
    Intangibles                                   8,713          34
    Investments and other assets                                               100

  Recovery of purchase obligations               (2,380)
  Write off of minority interest                                               130
                                               -------------------------------------------------------
Total restructuring and other charges            11,665       1,385            290           122
                                               =======================================================
Impact on Fiscal 2001 earnings
  Revenue                                            21       1,941          1,023            --
  Doctor Compensation                                --         372            158
                                               -------------------------------------------------------
  Net revenues after doctor compensation             21       1,569            865            --
  Expenses:
  Operating expenses                              3,011       1,935          1,191
  Interest and other (1)                          1,739         226             22
  Depreciation of assets                            186         395            180
  Amortization of intangibles                       724           3             --
                                               -------------------------------------------------------
                                                  5,660       2,559          1,393            --
                                               -------------------------------------------------------
  Loss from operations excluding
    restructuring and other charges              (5,639)       (990)          (528)           --
                                               =======================================================

  Number of months of operations during
               fiscal 2001 (2)                        5           7             11           n/a
                                               -------------------------------------------------------

Summary of Restructuring and Other Charges
    ($ 000's)                                                      Other charges
                                               ----------------------------------------------------   ------
                                                            Impairment         Legal     Potential
                                                             in Vision     arbitration   losses re
                                               Consulting     America       settlement     equity
                                                services     investment       accrual    investment    Total
                                                --------     ----------       -------    ----------    -----
  Severances                                                                                           1,782
  Lease commitments                                                                                    1,210
  Legal and Administrative costs                                                2,100                  2,396
  Professional services                           1,600                                                1,600
  Patient commitments

  Asset write-downs                                                                                       --
    Current assets                                                                                       511
    Fixed Assets                                                                                       2,956
    Intangibles                                                                                        8,747
    Investments and other assets                                 936                         977       3,073

  Recovery of purchase obligations                                                                    (2,380)
  Write off of minority interest                                                                         130
                                                                                                          --
                                               ----------------------------------------------------   ------
Total restructuring and other charges             1,600          936            2,100        977      19,075
                                               ====================================================   ======

(1) Interest expense at eyeVantage was from funding from affiliated companies which is eliminated in consolidated reporting.
(2)   Reflects weighted average re revenue of three centers being closed

      The $19.1 million for losses from restructuring and other charges consisted of $4.7 million of cash payments for severance, lease costs, consulting services and closure costs and $14.4 million of non-cash charges.

      Income tax expense decreased to $2.2 million in fiscal 2001 from $3.5 million in fiscal 2000. This decrease reflects the Company's losses incurred in fiscal 2001 while including the impact of the tax liabilities associated with the Company's partners in profitable subsidiaries and the requirement to reflect minimum tax liabilities relevant in Canada, United States and certain other jurisdictions.

      The loss for fiscal 2001 was $37.8 million or $1.00 per share, compared to a loss of $5.9 million or $0.16 cents per share for fiscal 2000. This increased loss reflects the impact of extensive losses from the activities in the eye care e-commerce subsidiary, restructuring and other charges, reduced revenues, increased amortization in intangibles and the continuing investment in staff, information systems and marketing. The Company has undertaken initiatives intended to address patient, optometric and ophthalmic industry trends and expectations to improve laser vision correction procedure and revenue volumes. Cost initiatives are targeting effective use of funds and a growth initiative is focusing on the future development opportunities for the Company in the laser vision correction industry.

Year ended May 31, 2000 compared to Year ended May 31, 1999

      Net revenues for fiscal 2000 were $201.2 million, which was a 37% increase over the prior year's $146.9 million. More than 94% of total net revenues were derived from refractive surgery as compared to 90% in fiscal 1999.

      Net revenues from eye care centers for fiscal 2000 were $190.24 million, which was 44% higher than the prior year's $132.4 million. More than 134,200 procedures were performed in fiscal 2000 compared to 90,600 procedures in fiscal 1999. The increased revenues reflected growth in the number of procedures at existing sites due to the increased acceptance of the procedure in the marketplace, as well as the development of new centers and the acquisition of centers. Despite the pricing pressures in the industry and the development of the Company's Corporate Advantage Program, the Company's net revenue after doctor compensation, per procedure, for fiscal 2000 declined less than 3% in comparison to fiscal 1999.

      Operating expenses and doctor compensation from refractive activities increased to $171.0 million in the fiscal year 2000 from $102.7 million in fiscal 1999. This increase is a result of: (i) increased variable expenses associated with the increase in the number of laser vision correction procedures performed at existing eye care centers, (ii) increased fixed and variable costs from the addition of new eye care centers, (iii) higher marketing costs, (iv) costs associated with the Corporate Advantage Program and third party payor programs, and (v) increased corporate costs to support the higher level of business activity.

Operating expenses and doctor compensation as a percentage of net revenues were 90% of net revenues in fiscal 2000 as compared to 78% of net revenues in fiscal 1999. This increase reflects the impact of marketing programs aimed at raising consumer awareness of brand reputation and brand recognition of the Company through the implementation of marketing programs aimed at enhancing brand recognition as well as through the development of the Corporate Advantage Program, which have not been fully offset by a higher average number of procedures being performed at TLC centers. In addition, increased infrastructure costs (i.e. people, information systems and marketing) were incurred to support the continued growth of the Company.

      Net revenues from non-refractive activities were $11.0 million in fiscal 2000, a decrease in comparison to $14.5 million in fiscal 1999. The decrease in revenues reflect the divestitures of two of the Company's secondary care businesses and its managed care business.

      Net loss from non-refractive activities excluding restructuring and other charges was $4.9 million in fiscal 2000 and increase of over 22% in comparison to a net loss of $4.0 million in fiscal 1999. In fiscal 2000, the Company incurred losses of $3.8 million from its e-commerce subsidiary eyeVantage.com, Inc. In fiscal 1999, excluding restructuring and other charges, the Company incurred losses of $3.6 million from its managed care subsidiary.

      Interest (revenue)/expense and other expenses reflected interest revenue from a strong cash position resulting from positive cashflow from operations and the result of a public offering in the fourth quarter of fiscal 1999. Improved financial terms resulted in decreased interest expense on long-term debt and capital leases on equipment decreased from fiscal 2000 compared to fiscal 1999.

      The increase in depreciation and amortization expense was largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during fiscal 1999 and 2000. Goodwill and intangibles are amortized on a straight-line basis over the term of the agreement to a maximum of fifteen years.

      Start up and development costs in the nine months of fiscal 1999 were incurred by Partner Provider Health ("PPH") for the development of a managed care business specializing in eye care. The Company sold PPH in May of 1999. The Company did not incur these expenses in fiscal 2000 and does not expect to incur these costs in the future.

      Income tax expense increased to $3.5 million in fiscal 2000 from $2.0 million in fiscal 1999. This increase was a result of the Company having utilized most of its tax losses from prior periods and the impact of the tax liabilities associated with the Company's partners in profitable subsidiaries.

      The loss for fiscal 2000 was $5.9 million or $0.16 per share, compared to a loss of $4.6 million or $0.13 cents per share for fiscal 1999. This loss reflected the Company's continued investment in staff, information systems and marketing, which was not fully offset by increased procedure volumes. The improved performance in secondary care operations and the disposal of the managed health care business were offset by losses in the eye care e-commerce subsidiary.

Liquidity and Capital Resources

      During fiscal 2001 the Company continued to execute its expansion plan by acquiring the business assets located at the practices of several doctors in order to solidify its presence in several key markets. These acquisitions and the development of new centers were the largest uses of cash during the year. Cash, cash equivalents and short-term investments were $55.7 million at May 31, 2001 as compared to $80.3 million at May 31, 2000. Net current assets at May 31, 2001 reflected a decrease to $36.8 million from $59.5 million at May 31, 2000. This decrease reflects primarily the reduction in cash and cash equivalents during fiscal 2001.

      The Company's principal cash requirements included normal operating expenses, debt repayment, capital expenditures and funding requirements of additional expansion. Normal operating expenses include doctor compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

      During the year the Company invested $10.7 in capital assets. Included in the investment was the completion of a new corporate headquarters which the Company intends to sell as part of a sale/leaseback transaction which is expected to generate $5.0 million for the Company. The Company has forecasted its capital expenditure requirements for fiscal 2001 will not exceed $5.0 million.

      In August 2000, the Company purchased 100% of the membership interests in Eye Care Management Associates, LLC, a laser vision correction business, in exchange for cash of $4,000,000, shares of the Company valued at $1,860,000 and amounts contingent upon future events.

      During fiscal 2001, the Company paid $3,620,000 in cash to satisfy outstanding purchase commitments of its e-commerce subsidiary eyeVantage.com arising from the acquisition by eyeVantage.com of Optical Options, Inc. The Company has ceased the operations of eyeVantage.com but continues to pursue opportunities to sell the assets of the Optical Options, Inc. investment.

      In March 2001, the Company acquired certain assets and liabilities of a Maryland Professional Corporation for $10.0 million payable in four equal instalments of $2.5 million on the first four anniversary dates of the transaction. The acquisition of these assets strengthens the Company's relationship with successful laser vision surgeons in an important market.

      During the year, the Company incurred cash costs of $4.7 million for restructuring and other charges primarily for severance, lease costs, consulting services and closure costs.

      The Company has access to vendor financing from a laser vendor at favourable rates. It has completed an agreement with a competing laser vendor which provides for payment on a per procedure fee for the laser, associated medical equipment and supplies, royalty fees and maintenance. The Company expects to continue to have access to these financing options for at least the next 18 months.

      The Company reflected a liability of $2.1 million resulting from an arbitration award against the Company in the fourth quarter of fiscal 2001. The Company has deferred payment of this liability until exploration of all legal alternatives have been completed. Payment of this liability if necessary is not anticipated until the latter half of fiscal 2002.

Cash Provided by Operating Activities

      Net cash provided by operating activities decreased by $8.0 million to $15.0 million in fiscal 2001 from $23.0 million in fiscal 2000. Net cash provided by operating activities in fiscal 2001 primarily represents cash earnings (defined as net loss adding back amortization and depreciation, gain or loss on the sale of fixed assets, non-cash restructuring costs, income tax provision and minority interest included as part of net income) of $8.8 million (2000 - $23.8 million), a reduction in accounts receivable of $5.2 million (2000
- $0), reduction in accounts payable of $4.7 million (2000 - increase of $4.2 million ), net refund of prior period tax instalments of $3.8 million (2000 - payments of $6.7 million) and a reduction of prepaid expenses and other assets net of liabilities of $1.9 million (2000 - $1.7 million).

Cash Used in Financing Activities

      Net cash used in financing activities increased by $1.0 million in fiscal 2001 to $15.0 million from $14.0 million in fiscal 2000. Net cash used in financing activities in fiscal 2001 primarily represents payments of debt financing and obligations under capital leases of $7.1 million (2000 - $7.7 million) net of proceeds of debt financing of $0.2 million (2000 - $0.8 million), payments of accrued purchase obligations of $3.6 million (2000 - $0), distributions to non-controlling interests of $4.9 million (2000 - $1.6 million), payments related to the purchase and cancellation of capital stock of $0.5 million (2000 - $10.4 million) offset by proceeds from the issuance of common stock of $0.7 million (2000 - $2.4 million) and contributions by non-controlling interests $0 (2000 - $2.4 million).

Cash Used in Investing Activities

      Net cash used in investing activities decreased by $25.5 million in fiscal 2001 to $30.5 million from $56.0 million in fiscal 2000. Net cash used in investing activities in fiscal 2001 primarily represents the purchase of fixed assets and the cash component of assets under capital lease of $10.7 million (2000 - $26.2 million), cash costs of acquisitions and investments of $17.3 million (2000 - $56.5 million), the purchase of short term investments of $6.1 million (2000 - sale of $26.2 million) offset by proceeds from the sale of fixed assets, assets under capital lease and investments of $3.6 million (2000 - $0.4 million).

      The Company estimates that existing cash balances, together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations, acquisition and expansion plans for the foreseeable future.

Other Business Segments

      TLC made the decision during fiscal 2001 to no longer support the activities of its e-commerce subsidiary eyeVantage.com and sustained significant write-offs and cash costs as a result. The Company's other investments in non-core activities are currently largely self-sustaining with minimal requirement for funding support. This segment includes activities in secondary care practice management, network management and marketing, asset management, healthcare facility management and hair removal facilities. The Company continues its efforts to maximize the value of its investments in non-core businesses.

New Accounting Pronouncements

      Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Deferral of Effective Date for SFAS No. 133" which are effective for fiscal years beginning after June 15, 2000. The Company will adopt this standard in fiscal 2002 which begins on June 1, 2002 and management has determined that the impact of adopting SFAS No. 133 will not be material on the consolidated financial position or results of operations of the Company.

      The FASB has approved SFAS 141 and 142 on business combinations and accounting for goodwill and intangibles prospectively and will eliminate the pooling of interests method of accounting and amortization of goodwill. Under the new standard, goodwill will be tested annually for impairment. The Company has $32,752,000 of goodwill included in its balance sheet at May 31, 2001. Goodwill amortization for the years ended May 31, 2001, 2000 and 1999 was $3,784,000, $3,053,000 and $3,060,000 respectively and is expected be approximately $2,832,000 for the year ended May 31, 2002 before the provisions of the new standard. The new standards are effective for business combinations completed after June 30, 2001 and for goodwill and intangibles existing at June 30, 2001 for fiscal years beginning after December 15, 2001.

ITEM 7A. MARKET RISK

In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These exposures primarily relate to having short-term investments earning short-term interest rates and to having fixed rate debt. The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge any translation exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR FINANCIAL STATEMENTS

      The accompanying consolidated financial statements of TLC Laser Eye Centers Inc. have been prepared by management in conformity with accounting principles generally accepted in the United States consistently applied. The most significant of these accounting policies has been set out in Note 1 to the financial statements. These statements are presented on the accrual basis of accounting. Accordingly, a precise determination of many assets and liabilities is dependent upon future events. Therefore, estimates and approximations have been made using careful judgement. Recognizing that the Company is responsible for both the integrity and objectivity of the financial statements, management is satisfied that these financial statements have been prepared within reasonable limits of materiality.

      The Board of Directors has appointed an Audit Committee consisting of four outside directors. The committee meets during the year to review with management and the auditors any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the independent auditors' report prior to the submission of the financial statements to the Board of Directors for final approval.

      The financial information throughout the text of this annual report is consistent with the information presented in the financial statements.

      The Company's accounting procedures and related systems of internal control are designed to provide reasonable assurance that its assets are safeguarded and its financial records are reliable.

External Auditors

      The auditors' opinion is based upon an independent and objective examination of the Company's financial results for the year, conducted in accordance with generally accepted auditing standards. This examination encompasses an understanding and evaluation by the auditors of the Company's accounting systems as well as the obtaining of a sound understanding of the Company's business. The external auditors conduct appropriate tests of the Company's transactions and obtain sufficient audit evidence in order to provide them with reasonable assurance that the financial statements are presented fairly in conformity with accounting principles generally accepted in United States, thus enabling them to issue their report to the shareholders.

      Ernst & Young LLP, Chartered Accountants, the Company's external auditors for fiscal 2001, have examined the consolidated balance sheets of the Company as of May 31, 2001 and 2000 and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years in the three year period ended May 31, 2001 and have reported thereon in their July 6, 2001 report.

                          INDEPENDENT AUDITORS' REPORT

To the Directors of TLC Laser Eye Centers Inc.

We have audited the consolidated balance sheets of TLC Laser Eye Centers Inc. as at May 31, 2001 and 2000 and the consolidated statements of loss, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2001 in conformity with United States generally accepted accounting principles.

We have also audited Schedule II - Valuation and Qualifying Accounts and Reserves included in the Company's Form 10-K for the years ended May 31, 2001, 2000 and 1999 which is presented for purposes of additional analysis and is not a required part of the basic financial statements. In our opinion, this schedule presents fairly the information contained therein in all respects to the financial statements.


Toronto, Canada,                                               ERNST & YOUNG LLP
                                                           ---------------------
                                                           Chartered Accountants

July 6, 2001, (except as to Note 20, which is as at August 27, 2001)

        TLC LASER EYE CENTERS INC.
        CONSOLIDATED STATEMENTS OF LOSS

        (U.S. dollars, in thousands except per share amounts)

                                                                                               Years Ended May 31,
                                                                                 ------------------------------------------------
                                                                                         2001              2000              1999
                                                                                 ------------      ------------      ------------
Net revenues

     Refractive                                                                  $    161,219      $    190,233      $    132,428

     Other                                                                             12,787            10,990            14,482
                                                                                 ------------      ------------      ------------
Net revenues (Note 15)                                                                174,006           201,223           146,910
                                                                                 ------------      ------------      ------------
Expenses

     Doctor compensation

     Refractive                                                                        15,538            17,335            12,824

     Operating                                                                        149,492           166,150           102,465

     Interest and other (Note 12)                                                      (2,543)           (4,492)            2,245

     Depreciation of capital assets and assets under capital lease (Note 12)           15,050            14,292            11,052

     Amortization of intangibles (Note 12)                                             12,543             7,396             3,882

     Start-up and development expenses                                                     --                --             3,606

     Restructuring and other charges (Note 18)                                         19,075                --            12,924
                                                                                 ------------      ------------      ------------
                                                                                      209,155           200,681           148,998
                                                                                 ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST                        (35,149)              542            (2,088)

Income taxes (Note 13)                                                                 (2,239)           (3,454)           (2,020)

Non-controlling interest                                                                 (385)           (3,006)             (448)
                                                                                 ------------      ------------      ------------
NET LOSS FOR THE YEAR                                                            $    (37,773)     $     (5,918)     $     (4,556)
                                                                                 ============      ============      ============
LOSS PER SHARE  - Basic and Diluted                                              $      (1.00)     $      (0.16)     $      (0.13)
                                                                                 ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -                             37,778,955        37,178,253        34,090,316
                                                                                 ============      ============      ============

        TLC LASER EYE CENTERS INC.
        CONSOLIDATED BALANCE SHEETS
        (U.S. dollars, in thousands)

                                                                           As at May 31,
                                                                      ------------------------
                                                                         2001           2000
                                                                      ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents (Notes 2, 3 and 16)                    $  47,987      $  78,531
     Short-term investments (Note 3)                                      6,063             --
     Accounts receivable (Note 16)                                        9,950         15,527
     Income taxes recoverable                                                --          4,734
     Prepaid expenses and sundry assets                                   4,501          5,922
                                                                      ---------      ---------
     Total current assets                                                68,501        104,714
Restricted cash (Notes 2 and 3)                                           1,619          1,722
Investments and other assets (Note 4)                                    23,171         29,478
Intangibles (Note 5)                                                     92,802         89,297
Fixed assets (Note 6)                                                    44,963         53,431
Assets under capital lease (Note 7)                                       7,382         10,722
                                                                      ---------      ---------
Total assets                                                          $ 238,438      $ 289,364
                                                                      =========      =========

LIABILITIES
Current liabilities:
     Accounts payable and accrued liabilities                         $  15,028      $  21,467
     Accrued purchase obligations (Note 17)                               3,000         13,200
     Accrued restructuring costs (Note 18)                                  718             --
     Accrued wage costs                                                   3,652          2,974
     Accrued legal settlements (Note 18)                                  2,100             --
     Income taxes payable                                                   397             --
     Current portion of long-term debt (Notes 8 and 17)                   3,826          2,332
     Current portion of obligations under capital leases (Note 9)         2,943          5,260
                                                                      ---------      ---------
     Total current liabilities                                           31,664         45,233
Long-term debt (Notes 8 and 17)                                           7,032          2,922
Obligations under capital leases (Note 9)                                 1,281          3,806
Deferred rent (Note 10)                                                     617            915
                                                                      ---------      ---------
     Total liabilities                                                   40,594         52,876
                                                                      ---------      ---------
Non-controlling interest                                                 10,738         12,842
                                                                      ---------      ---------
Commitments and contingencies (Notes 14 and 17)

STOCKHOLDERS' EQUITY
Capital stock: (Note 11)
Common stock, no par value; unlimited number authorized; 38,031         276,277        269,953
issued and outstanding (2000 - 37,150)
Warrants                                                                    532            532
Deficit                                                                 (80,161)       (42,388)
Accumulated other comprehensive loss                                     (9,542)        (4,451)
                                                                      ---------      ---------
Total stockholders' equity                                              187,106        223,646
                                                                      ---------      ---------
Total liabilities and stockholders' equity                            $ 238,438      $ 289,364
                                                                      =========      =========

Approved on behalf of the Board:
(Signed) ELIAS VAMVAKAS                              (Signed) WARREN S. RUSTAND
Elias Vamvakas, Director                             Warren S. Rustand, Director

        TLC LASER EYE CENTERS INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS

        (U.S. dollars, in thousands)

                                                                                   Years Ended May 31,
                                                                         --------------------------------------
                                                                           2001           2000          1999
                                                                         --------      ---------      ---------
Operating activities
Net loss for the year                                                    $(37,773)     $  (5,918)     $  (4,556)
Items not affecting cash
     Depreciation and amortization                                         27,593         21,688         14,934
     Write-off of goodwill                                                     --            489             --
     Loss on sale of fixed assets and assets under capital lease            1,946          1,099            229
     Deferred income taxes                                                     --          1,320          1,204
     Non-cash restructuring and other costs                                14,395             --         11,167
     Non-controlling interest                                                 385          3,006            448
     Other                                                                    292            780            252
Changes in non-cash operating items
     Accounts receivable                                                    5,232            (15)        (9,247)
     Prepaid expenses and sundry assets                                     1,891          1,047         (2,208)
     Accounts payable and accrued liabilities                              (4,711)         4,153         10,350
     Income taxes payable, net                                              6,051         (4,574)          (162)
     Deferred rent and compensation                                          (298)           (44)          (275)
                                                                         --------      ---------      ---------
Cash provided by operating activities                                      15,003         23,031         22,136
                                                                         --------      ---------      ---------
Financing activities
Restricted cash                                                               103              8            356
Proceeds from debt financing                                                  226            826             25
Principal payments of debt financing                                       (2,257)        (2,635)        (6,668)
Payments of accrued purchase obligations                                   (3,620)            --             --
Principal payments of obligations under capital leases                     (4,840)        (5,063)        (3,302)
Contributions from non-controlling interests                                   --          2,365          1,305
Distributions to non-controlling interests                                 (4,865)        (1,569)        (1,233)
Payments related to the purchase and cancellation of capital stock           (481)       (10,365)        (5,387)
Proceeds from issuance of capital stock                                       711          2,384        129,607
                                                                         --------      ---------      ---------
Cash provided by (used in) financing activities                           (15,023)       (14,049)       114,703
                                                                         --------      ---------      ---------
Investing activities
Purchase of fixed assets and assets under capital lease                   (10,656)       (26,153)       (17,843)
Proceeds from sale of fixed assets and assets under capital lease           2,491            185             --
Proceeds from the sale of investments                                       1,117            227             --
Acquisitions and investments                                              (17,345)       (56,496)       (22,316)
Short-term investments                                                     (6,063)        26,212        (26,212)
Other                                                                         (68)           (24)           (68)
                                                                         --------      ---------      ---------
Cash used in investing activities                                         (30,524)       (56,049)       (66,439)
                                                                         --------      ---------      ---------
Net increase (decrease) in cash and cash equivalents during the year      (30,544)       (47,067)        70,400
Cash and cash equivalents, beginning of year                               78,531        125,598         55,198
                                                                         --------      ---------      ---------
Cash and cash equivalents, end of year                                   $ 47,987      $  78,531      $ 125,598
                                                                         ========      =========      =========

      (Note 19 - discusses non-cash transactions, which are not included in the consolidated statements of cash flows)

        TLC LASER EYE CENTERS INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        (U.S. dollars, in thousands)

                                                            Common stock                       Warrants
                                                            ------------                       --------


                                                       Number                           Number
                                                     of Shares         Amount        of Warrants        Amount
                                                      (000's)            $             (000's)            $
--------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                                 33,668          143,554              --             --
Shares issued for acquisitions                            50              837
Shares issued to acquire other assets                     50              728
Shares purchased for cancellation                       (256)          (1,095)
Exercise of stock options                                773            3,073
Shares issued as remuneration                             40              600
Shares issued as part of the employee share
purchase plan                                             47              750
Public offering, net of issue costs                    2,990          121,007
Comprehensive income (loss)
     Net loss
     Other comprehensive income (loss)
     Unrealized gains/losses on available for-
     sale securities

Total comprehensive income (loss)
--------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                                 37,362          269,454              --             --
Warrants issued                                                                           100            532
Shares issued for acquisition                            302              728
Value determined for shares
     issued contingent on meeting
     earnings criteria                                    --            1,397
Shares purchased for cancellation                       (710)          (5,162)
Exercise of stock options                                 87            1,314
Shares issued as remuneration                             44              387
Shares issued as part of the employee share
purchase plan                                             65            1,696
Reversal of IPO costs, over accrual                       --              139
Comprehensive income (loss)
     Net loss
     Other comprehensive income (loss)
     Unrealized gains/losses on available for-
     sale securities

Total comprehensive income (loss)
--------------------------------------------------------------------------------------------------------------
Balance May 31, 2000                                  37,150          269,953             100            532
==============================================================================================================
Shares issued for acquisition                            832            6,059
Shares purchased for cancellation                       (108)            (481)
Exercise of stock options                                 40              125
Shares issued as remuneration                              5               35
Shares issued as part of the employee share
purchase plan                                            112              586
Comprehensive income (loss)
     Net loss
     Other comprehensive income (loss)
     Unrealized gains/losses on available for-
     sale securities

Total comprehensive income (loss)
--------------------------------------------------------------------------------------------------------------
Balance May 31, 2001                                  38,031          276,277             100            532
==============================================================================================================

                                                                   Other
                                                                Accumulated
                                                               Comprehensive
                                                  Deficit       Income (Loss)       Total
                                                     $               $                $
------------------------------------------------------------------------------------------
Balance, May 31, 1998                             (22,421)            407          121,540
Shares issued for acquisitions                                                         837
Shares issued to acquire other assets                                                  728
Shares purchased for cancellation                  (4,290)                          (5,385)
Exercise of stock options                                                            3,073
Shares issued as remuneration                                                          600
Shares issued as part of the employee share
purchase plan                                                                          750
Public offering, net of issue costs                                                121,007
Comprehensive income (loss)
     Net loss                                      (4,556)
     Other comprehensive income (loss)
     Unrealized gains/losses on available for-
     sale securities                                                5,529
Total comprehensive income (loss)                                                      973
------------------------------------------------------------------------------------------
Balance, May 31, 1999                             (31,267)          5,936          244,123
Warrants issued                                                                        532
Shares issued for acquisition                                                          728
Value determined for shares
     issued contingent on meeting
     earnings criteria                                                               1,397
Shares purchased for cancellation                  (5,203)                         (10,365)
Exercise of stock options                                                            1,314
Shares issued as remuneration                                                          387
Shares issued as part of the employee share
purchase plan                                                                        1,696
Reversal of IPO costs, over accrual                                                    139
Comprehensive income (loss)
     Net loss                                      (5,918)
     Other comprehensive income (loss)
     Unrealized gains/losses on available for-
     sale securities                                              (10,387)
Total comprehensive income (loss)                                                  (16,305)
------------------------------------------------------------------------------------------
Balance May 31, 2000                              (42,388)         (4,451)         223,646
==========================================================================================
Shares issued for acquisition                                                        6,059
Shares purchased for cancellation                                                     (481)
Exercise of stock options                                                              125
Shares issued as remuneration                                                           35
Shares issued as part of the employee share
purchase plan                                                                          586
Comprehensive income (loss)
     Net loss                                     (37,773)
     Other comprehensive income (loss)
     Unrealized gains/losses on available for-
     sale securities                                               (5,091)
Total comprehensive income (loss)                                                  (42,864)
------------------------------------------------------------------------------------------
Balance May 31, 2001                              (80,161)         (9,542)         187,106
==========================================================================================

TLC LASER EYE CENTERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's profitability is dependent upon broad acceptance in the United States and Canada of laser vision correction as an alternative to existing methods of treating refractive disorders. Broad market acceptance is dependent on many factors including cost, the lack of long-term follow-up data and the resulting concerns relating to safety and effectiveness, future regulatory developments and uncertainty in the marketplace caused by the recent bankruptcies occurring in the industry.

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

Most states in the United States prohibit the Company from practicing medicine or employing physicians to practice medicine on the Company's behalf. Because the Company does not practice medicine, its activities are limited to owning and managing eye care centers and secondary care centers and affiliating with health care providers to render medical services at the Company's centers. As a result, the Company is highly dependent on its affiliated doctors.

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

Buildings                           - straight-line over forty years
Computer equipment and software     - straight-line over three years
Furniture, fixtures and equipment   - 20% diminishing balance
Laser equipment                     - 20% diminishing balance
Leasehold improvements              - straight-line over the initial term of the
                                    lease
Medical equipment                   - 20% diminishing balance
Vehicles and other                  - 30% diminishing balance

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired, and is being amortized on a straight-line basis over the term of the purchase agreement to a maximum of fifteen years.

The practice management agreements represent the cost of obtaining the exclusive right to manage eye care centers and secondary care centers in affiliation with the related physician group during the term of the agreements. Practice management agreements are amortized using the straight-line method over the term of the related employment agreement, to a maximum of fifteen years. The current amortization periods range from five to fifteen years.

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

Revenues

Approximately 48% of the Company's net revenue represents management fee revenue arising from practice management agreements with Physician Owned Companies ("PCs"). Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to refractive practices in return for management fees. Management fee revenue is equal to the net revenue of the PCs, less amounts retained by physician groups, and may include costs for uncollectible amounts from patients, professional contractual costs and miscellaneous administrative charges. Net revenues of the PCs represents amounts charged to patients for laser vision correction procedures (net of the impact of applicable patient discounts) less contractual adjustments.

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

Provisions for doubtful accounts reflect amounts for which there is a permanent reduced likelihood of collection. These amounts are due from physicians and patients who have a contractual obligation to pay the PC directly and appear unable to do so in whole or in part. Management fee revenues from PCs on laser refractive surgeries are recognized as services are performed.

Approximately 45% of the Company's net revenue reflects operating revenues pertaining to Company owned laser centers. Net revenue represents amounts charged to patients at standard rates for laser vision correction services (net of the impact of applicable patient discounts) less contractual adjustments and amounts collected on behalf of co-managing physicians.

Approximately 7% of the Company's net revenue is from the Company's Other segment which includes management fee revenue from secondary care practices, network marketing and management, asset management fees, fees for professional healthcare facility management and revenue from hair removal procedures. Revenues from all sources are recognized as the service or treatment is provided.

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

Cash equivalents

Cash equivalents include highly liquid short-term investments with original maturities of 90 days or less. Cash equivalents, are classified as held-to-maturity securities and are carried at amortized cost.

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

Marketing Costs

The Company expenses marketing costs as incurred. Marketing expense for the year ended May 31, 2001 was approximately $25,598,000 (2000 - $24,202,000). Marketing expenses consist primarily of print, radio and television media costs plus the associated production costs required to create the marketing product.

Foreign Exchange

The unit of measure of the parent holding company and the Canadian operations is the U.S. dollar. The Company's Canadian operations are translated into U.S. dollars using the temporal method. Accordingly, the assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Income and expenses are translated into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net loss for the year.

Contingent Consideration

Where the Company has entered into agreements with physicians which allow for contingent consideration based on the physician being able to achieve certain pre-defined targets, an analysis is made to determine whether the contingent consideration will be reflected as an additional purchase price obligation or deemed to be a compensation expense. The resulting accounting treatment if the consideration is deemed to be an additional purchase price payment will be to increase the value assigned to practice management agreements intangible assets and amortize this additional amount over the applicable period(s) as determined by the relevant agreement. Where the contingent consideration is deemed to be compensation the expense is reflected as an operating expense applied over the applicable periods as determined by the terms of the relevant agreement.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income in the period in which they become known.

New Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Deferral of Effective Date for SFAS No. 133" which are effective for fiscal years beginning after June 15, 2000. The Company will adopt this standard in fiscal 2002 which begins on June 1, 2002 and management has determined that the impact of adopting SFAS No. 133 will not be material on the consolidated financial position or results of operations of the Company.

The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Financial Accounting Standards Board also issued

Statement No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and indefinite life intangible assets and requires these assets to be tested annually for impairment. For goodwill and other intangible assets existing at June 30, 2001, the new Statement must be applied for fiscal years beginning after December 15, 2001, with earlier adoption permitted. For goodwill and other intangible assets resulting from business combinations completed after June 30, 2001, the Statement must be adopted immediately. The Company is currently determining the impact of the new statements.

2. Cash and Cash Equivalents

                                                         2001             2000
                                                       -------          -------
Cash and cash equivalents                              $47,987          $78,531
                                                       =======          =======

The Company has a banking facility of approximately $650,000 (2000 - $845,000) available for posting letters of guarantee, under terms whereby the Company must maintain a similar minimum amount in its bank account. As of May 31, 2001, $480,000 (2000 - $773,000) of this facility has been utilized. Excluded from cash and cash equivalents are collateral deposits of $684,000 (2000 - $773,000) of which $204,000 (2000 - $0) is in the process of being released. In addition, the Company has posted cash collateral deposits in respect of certain lease commitments, which amount to $935,400 as of May 31, 2001 (2000 - $949,000).

3. Marketable Securities

The Company's marketable securities by type of security, contractual maturity and classification in the consolidated balance sheets are as follows:

                                                               2001         2000
--------------------------------------------------------------------------------

Type of security
U.S. dollar corporate debt                                  $17,220      $60,653
U.S. dollar fixed deposit                                    29,421       14,460
Cdn. dollar fixed deposit                                       689          773
--------------------------------------------------------------------------------
                                                            $47,330      $75,886
================================================================================

--------------------------------------------------------------------------------

Contractual maturity
Maturing in one year or less                                $45,711      $74,164
Maturing after one year through three years                   1,619        1,722
--------------------------------------------------------------------------------
                                                            $47,330      $75,886
================================================================================

Classification in the consolidated balance sheets
Cash equivalents                                            $39,648      $74,164
Short-term investments                                        6,063           --
Restricted cash                                               1,619        1,722
--------------------------------------------------------------------------------
                                                            $47,330      $75,886
================================================================================

4. Investments and Other Assets

                                                         2001              2000
                                                        ------           -------
Portfolio investments (1)                               17,649           $23,444
Long-term receivables (2)                                4,950             4,904
Other                                                      572             1,130
                                                        ------           -------
                                                        23,171           $29,478
                                                        ======           =======

(1) On June 8, 1998 the Company made a portfolio investment of $8,000,000 in cash through the purchase of 2,000,000 preference shares in LaserSight Incorporated. These preference shares were convertible to LaserSight Incorporated common shares at $4.00 per share in June 2001. On March 24, 1999, the Company made an additional $2,000,000 investment to purchase 500,000 common shares in LaserSight Incorporated. On January 28, 2000, the Company made an additional $10,000,000 investment to purchase 1,015,873 common shares of LaserSight Incorporated. LaserSight Incorporated is a publicly traded United States manufacturer of excimer lasers, microkeratomes and microkeratome blades with limited approval for its excimer laser. The Company's fully diluted ownership interest in LaserSight Incorporated is 15.0%.

      In June 2001, the Company's investment of 2,000,000 preferred shares in Lasersight Incorporated which have a carrying value of $4,860,000 were converted to common shares.

      No provision for loss on the Lasersight Incorporated common and preferred shares has been reflected, as management does believe a permanent impairment in value has ocurred.

      During fiscal 2000, the Company made a number of portfolio investments in the amount of $7,188,000 in various companies related to the laser vision correction industry to support the development of laser vision correction technology.

(2) Long-term receivables include an amount from a related secondary care practice which in fiscal 2001, the Company provided funding of $500,000 to assist in the consolidation of debt. In fiscal 1999, a long-term receivable arose which was non-interest bearing, unsecured and is to be repaid based on an escalating percentage of the practice's revenue collected over the next five years. While the Company is continuing in its efforts to collect this outstanding receivable, it has taken a provision of $977,000 against this entire receivable in fiscal 2001.

      During fiscal 2001, the Company invested approximately $800,000 in new investments in industry related activities, reflected equity losses of $450,000 and collected $83,000 against outstanding amounts.

      During fiscal 2000, the Company advanced $1,435,000 to a related secondary care practice in exchange for a five year promissory note bearing a fixed interest rate of 8%.

      During fiscal 2000, the Company advanced $1,000,000 to an unrelated refractive care service provider in exchange for a convertible subordinated term note bearing interest at current LIBOR rates to mature by July 1, 2002.

      During fiscal 2000, the Company provided financing of $900,000 at 10% to an unrelated refractive care service provider for lasers, payable over a five year period.

5. Intangibles

                                                                2001       2000
                                                              -------    -------
Goodwill (net of amortization of $10,709,000 (2000 -          $32,752    $45,311
$8,121,000))
Practice management agreements (net of amortization of
$14,528,000 (2000 - $5,969,000))                               60,050     43,986
                                                              -------    -------

                                                              $92,802    $89,297
                                                              =======    =======

6. Fixed Assets

                                           2001                   2000
                                  ----------------------  ----------------------
                                            Accumulated             Accumulated
                                   Cost     Depreciation   Cost     Depreciation
                                  -------   ------------  -------   ------------
Land and buildings                $10,647     $   750     $ 4,042     $   619
Computer equipment and             13,492      10,929      15,838       8,034
software
Furniture, fixtures and             7,781       3,933       8,230       3,310
equipment
Laser equipment                    13,380       6,001      17,073       5,968
Leasehold improvements             25,637      12,942      26,078       9,510
Medical equipment                  14,924       6,807      14,315       5,261
Vehicles and other                    828         364         890         333
                                  -------     -------     -------     -------
                                   86,689     $41,726      86,466     $33,035
Less accumulated                   41,726                  33,035
depreciation
                                  -------                 -------
Net book value                    $44,963                 $53,431
                                  =======                 =======

7. Assets under Capital Lease

                                         2001                      2000
                                -----------------------   ----------------------
                                           Accumulated              Accumulated
                                 Cost      Depreciation    Cost     Depreciation
                                -------    ------------   -------   ------------
Computer equipment and          $   162      $   162      $   164      $  164
software
Furniture, fixtures and             598          340          629         297
equipment
Laser equipment                  12,930        6,899       15,507       6,455
Medical equipment                 2,639        1,546        2,616       1,278
                                -------      -------      -------      ------
                                 16,329      $ 8,947       18,916      $8,194
Less accumulated                  8,947                     8,194
depreciation
                                -------                   -------
Net book value                  $ 7,382                   $10,722
                                =======                   =======

8. Long-Term Debt

                                                                2001       2000
                                                               -------    ------
Term loans
  Interest at 8%, due September 2001, payable to affiliated
  physicians                                                   $    32    $  155
  Interest ranging from 5.75% to 12% (1999 - 5.75% to
  12%), due November 2001 to March 2007, collateralized
  by equipment                                                  10,826     5,099
                                                               -------    ------
                                                                10,858     5,254
  Less current portion                                           3,826     2,332
                                                               -------    ------
                                                                 7,032     2,922
                                                               =======    ======

Aggregate minimum repayments of principal for each of the next five years and thereafter are as follows:

2002                                                                  $ 3,826
2003                                                                    2,811
2004                                                                    2,092
2005                                                                    1,861
2006                                                                       69
Thereafter                                                                199

9. Obligations under Capital Leases

The leases expire between 2001 and 2004 and include imputed interest at rates ranging from 6% to 14%. The majority of capital leases are denominated in U.S. dollars and represent leases for lasers and medical equipment. The capitalized lease obligations represent the present value of future minimum annual lease payments as follows:

                                                              2001          2000
                                                           -------       -------
2001                                                        $   --       $ 5,472
2002                                                         3,454         3,589
2003                                                         1,203         1,316
2004                                                           252           326
                                                           -------       -------
                                                             4,909        10,703
Less interest portion                                          685         1,637
                                                           -------       -------
                                                             4,224         9,066
Less current portion                                         2,943         5,260
                                                           -------       -------
                                                           $ 1,281       $ 3,806
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

11. Capital Stock

As of May 31, 2001, the Company's capital stock position included Common Stock and Warrants as reflected in the Consolidated Statements of Stockholders' Equity and also offered options for corporate employees and certain other individuals.

a) Common Stock

i) In connection with the 1997 acquisition of The Vision Source, Inc., during 2000, the Company released 210,902 shares from escrow which had a value of $1,397,000 based on market prices at the time of settlement. An additional tranche of 536,764 shares valued at $4,199,000 were issued in 2001 (see note 17).

ii) On November 4, 1999, the Company announced that it intended to purchase up to 1,870,000 of its common shares, representing approximately 5% of 37,453,188 common shares outstanding at that time. The Company commenced purchasing shares on November 8, 1999 and terminated purchasing by September 7, 2000, during which period 803,000 common shares were acquired at an average market price of U.S. $13.52 per share and were subsequently cancelled.

iii) During fiscal 1999, the Company introduced an employee share purchase plan to facilitate the ownership of the Company's common shares by its employees. Employee purchases are supplemented annually by an additional 25% contribution by the Company, which are charged to earnings.

iv) On September 24, 1998, the Company exercised a contractual option to purchase 116,771 common shares from the Goldstein Family Trust for $1,264,411 in cash. The common shares were then cancelled and capital stock was reduced using the average value of common shares as of November 30, 1998 of Cdn.$6.20 per share. The remaining allocation of the cash paid for the shares was reflected as a reduction in deficit. In addition, shares were retired in connection with a divestiture (Note 18).

v) On August 21, 2000, the Company purchased the membership interests in Eye Care Management Associates, LLC in exchange for $4,000,000 in cash, 295,165 common shares of the Company with a value of $1,860,000 and amounts contingent upon future events (Note 17).

b) Warrants

      Effective January 1, 2000, the Company granted warrants to purchase 100,000 of the Company's common shares at an exercise price of $13.063 per share, representing the average market price for the common shares during the 20 trading days prior to the effective date of the grant of the warrants. These warrants were granted to an employee benefits company in consideration for establishing a business relationship. The warrants are non-transferable, have a five-year term and vest over a period of three years. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) as a transaction not involving a public offering. The fair value of the options granted of $532,000 which is charged to earnings over the vesting period, was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest of 6.35%; dividend yield of 0%; volatility factor of the expected market price of the Company's common shares of 0.35 and an expected life of five years.

c) Options

      At May 31, 2001, the Company has reserved 5,116,000 common shares for issuance under its stock option plan for corporate employees and certain other individuals. Options granted have terms ranging from five to eight years. Vesting provisions on options granted to date include options that vest immediately, options that vest in equal amounts annually over the first four years of the option term and options that vest entirely on the first anniversary from the grant date. Those exercise prices, which are denominated in Canadian dollars, for options outstanding as of May 31, 2001 range as follows:

--------------------------------------------------------------------------------------------------------
                               Outstanding                                      Exercisable
--------------------------------------------------------------------------------------------------------
Price Range           Number of     Weighted-          Weighted-        Number of         Weighted-
(Cdn $)               Options       Average            Average          Options           Average
                                    Contractual Life   Exercise Price                     Exercise Price
                                                       (Cdn $)                            (Cdn $)
--------------------------------------------------------------------------------------------------------
$1.43 - $1.43             500       4.5 years            1.43                --              --
--------------------------------------------------------------------------------------------------------
$4.09 - $5.54         722,867       2.9 years            4.10           408,273            4.11
--------------------------------------------------------------------------------------------------------
$7.25 - $10.55        227,844       2.5 years            7.82           113,050            7.25
--------------------------------------------------------------------------------------------------------
$10.85 - $19.73       212,929       1.7 years           12.49           201,878           12.41
--------------------------------------------------------------------------------------------------------
$20.75 - $30.66       457,012       2.6 years           25.54           305,416           25.90
--------------------------------------------------------------------------------------------------------
$32.18 - $74.50        16,169       3.0 years           45.99             5,585           45.83
--------------------------------------------------------------------------------------------------------

During the year, options denominated in U.S. dollars were issued and outstanding with prices ranging as follows:

--------------------------------------------------------------------------------------------------------
                               Outstanding                                      Exercisable
--------------------------------------------------------------------------------------------------------
Price Range           Number of     Weighted-          Weighted-        Number of         Weighted-
(U.S.$)               Options       Average            Average          Options           Average
                                    Contractual Life   Exercise Price                     Exercise Price
                                                       (U.S.$)                            (U.S.$)
--------------------------------------------------------------------------------------------------------
$1.34 - $6.50         797,182       4.4 years            3.91                 --             --
--------------------------------------------------------------------------------------------------------
$6.73 - $17.37         45,692       3.6 years           11.32             13,844          13.59
--------------------------------------------------------------------------------------------------------
$18.63 - $21.69       363,775       3.0 years           19.13            234,410          19.36
--------------------------------------------------------------------------------------------------------
$23.66 - $24.53         6,750       3.3 years           23.95              1,688          23.95
--------------------------------------------------------------------------------------------------------
$27.98 - $50.94         2,407       3.2 years           39.91                602          39.91
--------------------------------------------------------------------------------------------------------

                                                Weighted             Weighted
                                                 Average              Average
                              Options        Exercise Price       Exercise Price
                              (000's)           Per Share            Per Share
                              -------        --------------       --------------
May 31, 1998                   2,416             Cdn$5.39              US$3.70
Granted                          783                26.71                17.65
Exercised                       (507)                7.21                 4.77
May 31, 1999                   2,692            Cdn$11.12              US$7.54
Granted                          453                30.14                20.62
Exercised                        (88)               10.71                 7.26
                              ------            ---------             --------
May 31, 2000                   3,057            Cdn$13.95              US$9.49
                              ------            ---------             --------
Granted                        1,338                 5.63                 3.74
Exercised                        (40)                4.73                 3.24
Revoked                       (1,502)                9.48                 6.51
                              ------            ---------             --------
May 31, 2001                   2,853            Cdn$12.65              US$8.46
                              ------            ---------             --------
Exercisable at May 31, 2001    1,285            Cdn$15.88             US$10.61
                              ======            =========             ========

During 1999, the Company issued 74,668 common shares with a weighted average exercise price of U.S. $4.87 pursuant to option agreements assumed in connection with the 20/20 acquisition. At May 31, 1999, no further options relating to these agreements are outstanding.

During 1999, the Company issued 191,337 common shares at U.S. $0.02665 per share in connection with options granted to third parties for services rendered to 20/20 that were assumed in connection with the 20/20 acquisition. At May 31, 1999, no further options relating to these agreements are outstanding.

SFAS No. 123, "Accounting for Stock-based Compensation", became effective for the Company's 1997 fiscal year. The Company continues to account for its outstanding fixed price stock options under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees", which results in the recording of no compensation expense in the Company's circumstances. Had compensation expense for stock options granted been determined based upon fair value at the grant date consistent with the methodology prescribed by SFAS No. 123, the pro forma effects of fiscal 2001, 2000 and 1999 grants on the net loss and loss per share amounts for the years ended May 31, 2001, 2000 and 1999 would have been as follows:

                                                2001        2000        1999
                                             --------------------------------
Net loss under U.S. GAAP                     $(37,773)    $(5,918)    $(4,556)
Adjustments for SFAS 123                       (1,847)     (2,806)     (3,784)
                                             --------------------------------
Pro forma net loss under U.S. GAAP           $(39,620)    $(8,724)    $(8,340)
                                             ================================
Pro forma loss per share under U.S. GAAP     $  (1.05)    $ (0.23)    $ (0.24)
                                             ================================

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest of 6.75% for fiscal 1999, 7.5% for fiscal 2000 and 6.5% for fiscal 2001; dividend yield of 0%; volatility factors of the expected market price of the Company's common shares of 0.66 for fiscal 1999,
0.71 for fiscal 2000 and 0.83 for fiscal 2001; and a weighted average expected option life of 3.3 years for fiscal 1999, 3.5 years for fiscal 2000 and 4.0 years for fiscal 2001. The fair market value of the options granted during the fiscal year ended May 31, 2001 is $3,108,000 (2000 - $5,800,000; 1999 -
$6,420,000). The Black-Scholes option pricing model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

12. Interest and Other and Depreciation and Amortization

                                                 2001        2000        1999
Interest and other
Interest on long-term debt                     $    266    $    498    $    810
Interest on obligations under capital lease       1,063       1,720       1,540
Interest and bank charges, net                      583         453       1,992
Interest income                                  (4,455)     (7,163)     (2,097)
                                               --------    --------    --------
                                               $ (2,543)   $ (4,492)   $  2,245
                                               ========    ========    ========

Depreciation and amortization
Fixed assets                                   $ 13,043    $ 11,880    $  8,643
Assets under capital lease                        2,007       2,412       2,409
Goodwill                                          3,784       3,053       3,060
Practice management agreements                    8,759       4,343         822
                                               --------    --------    --------
                                               $ 27,593    $ 21,688    $ 14,934
                                               ========    ========    ========

13. Income Taxes

Deferred income taxes consist of the following temporary differences:

                                               2001         2000         1999
                                             --------     --------     --------
Assets:

Tax benefit of loss carryforwards
   Pre-acquisition                           $  8,034     $  9,538     $ 11,785
   Post-acquisition                            12,913        6,453        6,094
Start-up costs                                    191          954        1,816
Fixed assets                                    1,362           --           --
Intangibles                                     2,444          819           --
Comprehensive income                            5,580        2,136           --
Other                                           1,607        2,296        1,556
Valuation allowance                           (30,429)     (16,346)     (17,345)
                                             --------     --------     --------
                                             $  1,702     $  5,850     $  3,906
                                             --------     --------     --------
Liabilities:
Practice management agreements               $  1,702     $  1,848     $  1,771
Fixed assets                                       --        4,002        2,135
                                                   --           --        4,525
                                             --------     --------     --------
Comprehensive income                         $  1,702     $  5,850     $  8,431
                                             --------     --------     --------
                                                   --           --     $  4,525
                                             ========     ========     ========

As of May 31, 2001, the Company has non-capital losses available for carryforward for income tax purposes of approximately $53,765,000, which are available to reduce taxable income of future years.

The Canadian losses can only be utilized by the source company whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $9,972,000 expire as follows:

                           2002           $1,202

                           2003            2,273

                           2004            1,468

                           2005              543

                           2008            4,486

The United States losses of $43,793,000 expire between 2011 and 2021. The Canadian and United States losses include amounts of $4,413,000 and $16,129,000 respectively relating to the acquisitions of 20/20 and BeaconEye, the availability and timing of utilization of which may be restricted.

The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to loss before income taxes and non-controlling interest were as follows:

                                                                                 2001       2000        1999
                                                                               --------    -------    -------
Income tax recovery based on the Canadian statutory income
tax rate of 43.2% (2000 - 44.6%; 1999 - 44.6%)                                 $(15,529)   $   241    $(1,070)
 Current year's losses not utilized                                               8,474      1,950        263
 Expenses not deductible for income tax purposes                                  7,764      1,675      4,203
 Adjustments of cash vs. accrual tax deductions for U.S. income tax purposes        117        363        223
 Utilization of prior year's losses                                                (118)    (1,675)    (2,355)
 Corporate Minimum Tax, Large Corporations Tax and foreign tax                    1,255        879      1,129
 LLC's taxable income allocated to non-TLC members                                 (127)      (192)      (312)
 Other                                                                              403        213        (61)
                                                                               --------    -------    -------
Provision for income taxes                                                     $  2,239    $ 3,454    $ 2,020
                                                                               ========    =======    =======

The provision for income taxes is as follows:

                                                       2001      1999      1998
                                                      ------    ------    ------

Current:

         Canada                                       $  111    $  322    $   34

         United States - federal                         929     2,541     1,441

         United States - state                           645       502       545

              Other                                      554        89        --
                                                      --------------------------
                                                      $2,239    $3,454    $2,020
                                                      ======    ======    ======

14. Commitments and Contingencies

As of May 31, 2001, the Company has entered into operating leases for rental of office space and equipment, which require future minimum lease payments aggregating $28,555,000. Future minimum lease payments in aggregate and over the next five years are as follows:

                    2002                    $7,577
                    2003                     6,787
                    2004                     6,308
                    2005                     4,689
                    2006                     3,194

As of May 31, 2001, the Company has entered into a three year lease agreement with a major laser manufacturer for the use of that manufacturer's lasers which require future minimum lease payments aggregating $9,938,000. Future minimum lease payments in aggregate and over the next three years are as follows:

                    2002                    $4,500
                    2003                     4,388
                    2004                     1,050

One of the Company's subsidiaries, together with other investors, has jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee amount to approximately $2,405,000 at May 31, 2001.

15. Segmented Information

The Company has two reportable segments: refractive and other. The refractive segment is the core focus of the Company which reflects the provision of laser vision correction. The other segment includes an accumulation of non-core business activities including the management of secondary care centers which provide advanced levels of eye care, activities involving the development of eyeVantage.com as an internet based company and managed care (applicable only in 1999 and prior). In 1999, activity in the secondary care reflected a larger portion of the business activity and was presented as a separate segment. The disposal of the management of certain secondary care sites during 1999 has reduced the magnitude of activities from secondary care such that a separate segment for secondary care is no longer meaningful.

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

The Company's business segments are as follows:

2001                                                              Refractive       Other          Total
                                                                  ---------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 161,219      $  12,787      $ 174,006
Doctor compensation                                                  15,538             --         15,538
                                                                  ---------------------------------------
Net revenue after doctor compensation                             $ 145,681      $  12,787      $ 158,468
                                                                  ---------------------------------------
Expenses:
Operating                                                           134,324         15,168        149,492
Interest and other                                                   (2,385)          (158)        (2,543)
Depreciation of capital assets and assets under capital lease        13,675          1,375         15,050
Amortization of intangibles                                          10,703          1,840         12,543
Restructuring and other charges                                       6,433         12,642         19,075
                                                                  ---------------------------------------
                                                                    162,750         30,867        193,617
                                                                  ---------------------------------------
Loss from operations                                                (17,069)       (18,080)       (35,149)
Income taxes                                                         (1,779)          (460)        (2,239)
Non-controlling interest                                               (370)           (15)          (385)
                                                                  ---------------------------------------
Net loss                                                          $ (19,218)     $ (18,555)     $ (37,773)
                                                                  =======================================
Total assets                                                      $ 234,355      $   4,083      $ 238,438
                                                                  =======================================
Total fixed and intangible expenditures                           $  36,296      $     140      $  36,436
                                                                  =======================================

2000
                                                                  Refractive       Other          Total
                                                                  ---------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 190,233      $  10,990      $ 201,223
Doctor compensation                                                  17,333              2         17,335
                                                                  ---------------------------------------
Net revenues after doctor compensation                            $ 172,900      $  10,988      $ 183,888
                                                                  ---------------------------------------
Expenses:
Operating                                                           153,673         12,477        166,150
Interest and other                                                   (4,574)            82         (4,492)
Depreciation of capital assets and assets under capital lease        12,886          1,406         14,292
Amortization of intangibles                                           6,363          1,033          7,396
                                                                  ---------------------------------------
                                                                    168,348         14,998        183,346
                                                                  ---------------------------------------
Income (loss) from operations                                         4,552         (4,010)           542
Income taxes                                                         (3,141)          (313)        (3,454)
Non-controlling interest                                             (2,443)          (563)        (3,006)
                                                                  ---------------------------------------
Net (loss)                                                        $  (1,032)     $  (4,886)     $  (5,918)
                                                                  =======================================
Total assets                                                      $ 250,279      $  39,085      $ 289,364
                                                                  =======================================
Total fixed and intangible expenditures                           $  65,941      $   8,477      $  74,418
                                                                  =======================================

1999                                                                             Secondary
                                                                  Refractive       Care          Other          Total
                                                                  -----------------------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 132,428      $ 11,389      $   3,093      $ 146,910
Doctor compensation                                                  12,824            --             --         12,824
                                                                  -----------------------------------------------------
Net revenues after doctor compensation                            $ 119,604      $ 11,389      $   3,093      $ 134,086
                                                                  -----------------------------------------------------
Expenses:
Operating                                                            89,875         8,972          3,618        102,465
Interest and other                                                    2,343          (125)            27          2,245
Depreciation of capital assets and assets under capital lease         9,804           986            262         11,052
Amortization of intangibles                                           2,546         1,201            135          3,882
Start-up and development expenses                                        --            --          3,606          3,606
Restructuring charges (non-cash portion - $11,167)                       --        10,298          2,626         12,924
                                                                  -----------------------------------------------------
                                                                    104,568        21,332         10,274        136,174
                                                                  -----------------------------------------------------
Income (loss) from operations                                        15,036        (9,943)        (7,181)        (2,088)
Income taxes                                                         (1,820)           --           (200)        (2,020)
Non-controlling interest                                               (800)         (376)           728           (448)
                                                                  -----------------------------------------------------
Net loss                                                          $  12,416      $(10,319)     $  (6,653)     $  (4,556)
                                                                  =====================================================
Total assets                                                      $ 274,846      $ 16,678      $   4,151      $ 295,675
                                                                  =====================================================
Total fixed and intangible expenditures                           $  25,803      $  7,707      $   2,026      $  35,536
                                                                  =====================================================

The Company's geographic segments are as follows:

2001                                           Canada       United       Total
                                                            States
                                               ---------------------------------
Revenues and physician costs:
Net revenues                                   $18,114     $155,892     $174,006
Doctor compensation                              1,698       13,840       15,538
                                               ---------------------------------
Net revenue after doctor compensation          $16,416     $142,052     $158,468
                                               =================================

Total fixed assets and intangibles             $22,039     $123,108     $145,147
                                               =================================

2000                                           Canada       United       Total
                                                            States
                                               ---------------------------------
Revenues and physician costs:
Net revenues                                   $17,275     $183,948     $201,223
Doctor compensation                              2,876       14,459       17,335
                                               ---------------------------------
Net revenue after doctor compensation          $14,399     $169,489     $183,888
                                               =================================

Total fixed assets and intangibles             $22,195     $131,255     $153,450
                                               =================================

1999                                           Canada       United       Total
                                                            States
                                               ---------------------------------
Revenues and physician costs:
Net revenues                                   $16,247     $130,663     $146,910
Doctor compensation                              2,583       10,241       12,824
                                               ---------------------------------
Net revenue after doctor compensation          $13,664     $120,422     $134,086
                                               =================================

Total fixed assets and intangibles             $18,895     $ 76,891     $ 95,786
                                               =================================

16. Financial Instruments

Fair Value

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued liabilities and income taxes recoverable (payable) approximates their fair values because of the short-term maturities of these instruments.

Given the large number of individual long-term debt instruments and capital lease obligations held by the Company, it is not practicable within constraints of timeliness and cost to determine fair value. However, the Company expects that if it were able to renegotiate such instruments at the current market rates available to the Company, it would obtain similar or more favorable terms given the Company's growth and current financial position.

The fair values of the Company's short-term investments are based on quotes from brokers. In fiscal 2001, the Company's short-term investment portfolio consisted substantially of corporate bonds that had remaining terms to maturity not exceeding three months.

Portfolio investments consist of the Company's investment in the common and preferred shares of LaserSight Incorporated (LaserSight Class C preferred shares held by the Company were automatically convertible to an equal number of common shares in June 2001) and the common shares of two other publicly traded companies (2000 - three). The fair value of the Company's portfolio investments, excluding the LaserSight Incorporated preferred shares, are based on quotes from brokers in the fair value information presented below:

                                                               2001        2000
                                                             -------     -------
Short-term investments                                       $ 6,063     $    --
Portfolio investments (cost: 2001 - $27,190 ; 2000 -         $17,649     $23,444
$27,895)

The fair value of the Company's portfolio investment in Lasersight Incorporated
2.0 million preferred shares has been reflected at $4.00 per share based upon the fair value of the conversion feature to common shares.

Risk Management

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of credit limits. As of May 31, 2001, the Company had recorded an allowance for doubtful accounts of $1,160,000 (2000 - $2,849,000). The Company does not have a significant exposure to any individual customer, except for amounts due from those refractive and secondary eye practices which it manages and which are collateralized by the practice's patient receivables.

Cash accounts at the Canadian banks are insured by the Canadian Depository Insurance Corporation for up to Cdn.$60,000. In the United States, the Federal Deposit Insurance Corporation insures cash balances up to $100,000. As of May 31, 2001, bank deposits exceeded insured limits by $ 36,329,475 (2000 - $6,030,492).

The Company operates in Canada and the United States and is therefore exposed to market risks related to foreign currency fluctuations between these currencies. As well, there is cash flow exposure to interest rate fluctuations on debt carrying floating rates of interest.

17. Acquisitions

2001 Transactions

The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates:

i. On August 21, 2000, the Company purchased 100% of the membership interests in Eye Care Management Associates, LLC ("Eye Care Mgmt. Assoc., LLC") in exchange for $4,000,000 in cash, 295,165 common shares of the Company with a value of $1,860,000 and amounts contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to the Membership Purchase Agreement. Contingent amounts have been deemed to be compensation of the physicians associated with Eye Care Mgmt. Assoc., LLC. In fiscal 2001 no expense for contingent amounts have been reflected as the applicable pre-determined targets had not been achieved.

ii. During the first quarter of fiscal 2001, an additional 536,764 common shares of the Company, valued at $4,199,000, were issued to the sellers of The Vision Source, Inc. to reflect the final payment of contingent consideration which was determined to be payable during fiscal 2000 and which had been accrued for at May 31, 2000. On December 31, 1999 , the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. As a result, in fiscal 2000, 210,902 common shares of the Company with a value of $1,397,000, were released from escrow to the sellers of The Vision Source.

iii. During the first quarter of fiscal 2001, eyeVantage.com, Inc., an 83% subsidiary of the Company, paid $3,000,000 to fully satisfy an outstanding note payable which arose from the fiscal 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Optical Options, Inc., in exchange for shares of eyeVantage.com, Inc. with a value of $6,000,000, which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to issue two notes in favor of the sellers for $3,000,000 each, the first of which was satisfied in the second fiscal quarter of 2001 and the second note, which carries an interest rate of 8%, is payable in eight equal quarterly installments, the first of which was due on August 1, 2000. The August 1st payment was not made and the payment of this and future installments were under dispute at that time. In the third quarter of fiscal 2001, the Company accepted a proposal from the seller that would reduce the purchase obligation from $3,000,000 to $620,000. This reduced obligation was paid in the fourth quarter of fiscal 2001.

iv. During the first quarter of fiscal 2001, eyeVantage.com, Inc., an 83% subsidiary of the Company, did not make the initial installment on a $3,000,000 obligation which arose from the 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for shares of eyeVantage.com, Inc. with a value of $3,000,000 which were to be issued in connection with a proposed public offering of eye Vantage.com, Inc. shares. Since the public offering was not completed, the Company was required to make eight equal quarterly installments equaling $3,000,000, the first of which was due on June 30, 2000. The June 30th payment was not made and future installments are currently under dispute.

v. On March 2, 2001, the Company acquired certain assets and liabilities of a Maryland Professional Corporation ("Maryland PC") for $10,000,000 in cash and notes payable of a further $10,000,000 to be paid in four equal installments of $2,500,000 on the first four anniversary dates of the transaction. These notes payable do not carry an interest rate and as such have been discounted at a rate of 9% with the resulting $8,099,000 being reported as long term debt for financial statement purposes.

The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                         Maryland   Eye Care
                                            PC         Mgmt.       Other         Total
                                                    Assoc., LLC
                                          ---------------------------------------------
Current assets (including cash of $0)     $    50     $   --     $    501      $    551
Fixed assets                                  150         --           --           150
Goodwill                                       --         --           77            77
Practice management agreements             18,149      5,964        1,440        25,553
Non-controlling interest                       --         --       (1,314)       (1,314)
                                          ---------------------------------------------
                                          $18,349     $5,964     $    704      $ 25,017
                                          ---------------------------------------------

Funded by:
Issuance of common shares                 $    --     $1,860           --      $  1,860
Contribution of cash                       10,000      4,000          587        14,587
Notes payable                               8,099         --           --         8,099
Common shares to be issued                     --         --           --            --
Acquisition costs                             250        104          117           471
                                          ---------------------------------------------
                                          $18,349     $5,964     $    704      $ 25,017
                                          =============================================

2000 Transactions

The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates:

i. On June 30, 1999, the Company made a capital contribution of $1,002,000 representing a 50.1% interest in TLC USA LLC, the operating company, for activities of a strategic alliance with a subsidiary of Kaiser Permanente with the intention to initially own and operate three eye care centers in California and to eventually develop additional centers in markets in the United States where Kaiser Permanente has a significant presence.

ii. On July 8, 1999, the Company acquired 50.1% of the operating assets and liabilities of Laser Eye Care of California, LLC with an investment of $11,200,000 in cash and certain operating assets and liabilities of the Company's two Californian eye care centers. Additional amounts were payable contingent upon achieving certain levels of profit. At December 31, 1999 at the completion of the earn-out period, the required levels of profit were met and an additional payment of $6,000,000 was made to complete the transaction.

iii. On August 18, 1999, the Company acquired the laser vision correction assets of Laser Vision Consultants of Albany, P.L.L.C. in exchange for $1,000,000 cash and 30,000 common shares with a value of $728,000 which will be released equally over three years.

iv. On December 17, 1999, eyeVantage.com, Inc., an 83% owned subsidiary of the Company, acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for $750,000 in cash, the assumption of $250,000 of liabilities and shares with a value of $3,000,000 in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. The value of $3,000,000 was non-interest bearing payable in cash as a result of the public offering not being completed within the guidelines set by the acquisition agreement. (See "17. Acquisitions - 2001 Acquisitions - iv")

v. On December 31, 1999, the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. 210,902 shares of the Company with a value of $1,397,000 as determined by the acquisition agreement were released from escrow to the sellers of The Vision Source, Inc. An additional 536,764 shares valued at $4,199,000 were issued in August 2001 to the sellers of The Vision Source, Inc. to reflect the final calculation of contingent amounts as determined by the earn-out formula.

vi. On January 11, 2000, eyeVantage.com, Inc., an 83% subsidiary of the Company, acquired the operating assets and liabilities of Optical Options, Inc. in exchange for shares with a value of $6,000,000 in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed within the guidelines set by the acquisition agreement, the Company was required to issue two notes payable to the sellers for $3,000,000 each. During 2001, these amounts were renegotiated (See "17. Acquisitions - 2001 Acquisitions - iii.").

vii. On February 15, 2000, the Company acquired the membership interests of New Jersey Practice Management LLC for $2,828,000 in cash and amounts contingent upon future events. $600,000 was being held in escrow for a period of one year subject to an adjustment of the purchase price determined by completion of the earn-out period and calculation of a contingent amount. Preliminary calculations subsequent to the completion of the earn-out period have resulted in the release of the $600,000 from escrow back to the Company due to not meeting the necessary earn-out requirements and finalization of any amounts subject to further clawback provisions is in process.

viii. On March 31, 2000, the Company acquired certain assets of a physician's practice located in the state of New York ("New York Practice") in exchange for $11,860,000 in cash and common shares with a value of up to $3,000,000 contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to an Administrative Services Agreement. In fiscal 2001, contingent amounts of $300,000 have been reported as operating expenses, based on pre-determined targets being achieved pursuant to the Administrative Services Agreement, and are payable at a future date.

ix. On May 8, 2000, the Company acquired an 80% membership interest in Laser Eye Care of Torrance, LLC in exchange for $3,222,000 in cash through Laser Eye Care of California, LLC, a 50.1% subsidiary of the Company.

The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                               Laser Eye     New York
                                                Care of      Practice       Other           Total
                                              California
                                               ---------------------------------------------------
Current assets (including cash of $1,137)      $    153       $    --      $  1,102       $  1,255
Fixed assets                                        284            --           564            848
Assets under lease                                1,807            --            --          1,807
Goodwill                                             --            --        15,588         15,588
Practice management agreements                   16,852        12,006         7,802         36,660
Current liabilities                                (146)           --          (913)        (1,059)
Long-term debt                                       --            --          (280)          (280)
Obligations under capital leases                 (1,607)           --            --         (1,607)
Non-controlling interest                           (868)           --        (1,078)        (1,946)
                                               ---------------------------------------------------
                                               $ 16,475       $12,006      $ 22,785       $ 51,266
                                               ---------------------------------------------------

Funded by:
Issuance of common shares                      $     --       $    --      $  2,125       $  2,125
Contribution of cash                             16,000        11,860         7,445         35,305
Notes payable                                        --            --         9,000          9,000
Common shares to be issued                           --            --         4,056          4,056
Acquisition costs                                   475           146           159            780
                                               ---------------------------------------------------
                                               $ 16,475       $12,006      $ 22,785       $ 51,266
                                               ===================================================

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

iv. On October 13, 1998, the Company acquired 90% of the operating assets and liabilities of WaterTower Acquisition, Inc. in exchange for cash of $625,000 and amounts contingent upon future events. No value will be assigned to these contingent amounts until completion of the earn out period and the outcome of the contingency is known. Contingent amounts are calculated based on a percentage of excess income over a target amount for the next three years and will be treated as additional purchase price once the amounts can be determined and the outcome appears probable. No amounts have been accrued regarding these contingent amounts because management does not believe that the required targets will be achieved.

v. On November 30, 1998, the Company acquired 85% of the operating assets and liabilities of Aspen HealthCare, Inc. for cash consideration of $3,800,000 and amounts contingent upon future events. The value is to be assigned to these contingent amounts once the amounts can be determined and the outcome appears probable. Contingent amounts are calculated based on meeting certain annual net income targets over five years. No amounts have been accrued regarding these contingent amounts because management does not believe that the required targets will be achieved.

vi. On January 5, 1999, the Company acquired 90% of the outstanding shares of Baltimore Practice Management, LLC in exchange for cash of $6,060,000 and an ownership interest in certain future refractive surgery centers. No value will be assigned to the ownership interest; however, the non-controlling interest percentage on future earnings attributable to these new refractive surgery centers will be reflected accordingly upon consolidation in the future.

vii. On March 1, 1999, the Company made a 51% capital contribution of $205,000 in cash in TLC The Laser Center (Green Bay/Milwaukee) LLC, which operates a laser center in the Green Bay, Wisconsin area.

      During 1999, the Company completed transactions with doctor groups to enhance the network of optometrists and ophthalmologists in exchange for common shares with a value of $505,000. Miscellaneous acquisitions were completed in exchange for cash of $1,407,000.

      The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

      Current assets (including cash of $2,428)                        $  2,261
      Fixed assets                                                        1,674
      Goodwill                                                            7,648
      Practice management agreements                                      6,060
      Current liabilities                                                  (621)
      Long-term debt                                                     (1,221)
      Non-controlling interest                                             (476)
                                                                       --------
                                                                       $ 15,325
                                                                       ========
      Funded by:
      Issuance of common shares                                        $    837
      Issuance of debt                                                      738
      Contribution of cash                                               13,465
      Acquisition costs                                                     285
                                                                       --------
                                                                       $ 15,325
                                                                       ========

Under APB 16, the Company is required to disclose the following information relating to its acquisitions:

If the operating assets and liabilities of the Maryland PC had been acquired on June 1, 1999, the unaudited pro forma effects on the consolidated statements of loss for the fiscal years ended May 31, 2000 and 2001 would have been additional revenues of $4,212,007 and $3,503,973 respectively, a reduction in losses of $911,955 and $825,888 respectively and a reduction in the earnings per share loss of $0.02 in both periods..

If the operating assets and liabilities of Laser Eye Care of California, LLC had been acquired on June 1, 1998, the unaudited pro forma effects on the consolidated statements of loss for the fiscal years ended May 31, 1999 and 2000 would have been additional revenues of $14,599,000 and $2,275,000 respectively and additional losses of $923,000 or $(0.03) per share in the fiscal year ended May 31, 1999 and a reduction of losses of $65,000 or $0.00 per share in the fiscal years ended May 31, 2000.

The above unaudited pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the acquisitions had occurred on June 1, 1999 or June 1, 1998, nor is it necessarily indicative of the results of operations which may occur in the future. Anticipated efficiencies from the combination have been excluded from the amounts included in the pro forma information.

18. Restructuring and Other Charges

Fiscal 2001

In fiscal 2001, the decisions were made to: (i) exit from e-commerce enterprise eyeVantage.com, Inc., (ii) reflect the potential for losses in an equity investment in a secondary care operation, (iii) identify the estimated costs associated with the Company's current restructuring initiative as well as the consulting costs closely associated with the restructuring initiative, (iv) segregate the amounts of an arbitration award against the Company and (v) provide for the impairment of a portfolio investment. The following charges were reported in connection with these divestitures and restructuring:

(a) The decision to close the activities at eyeVantage.com, Inc. resulted in a restructuring charge of $11.7 million which reflects the estimated impact of the write-down of goodwill of $8.7 million, loss/write down of fixed assets of $2.1 million, employee termination costs of $1.7 million representing the termination costs of 29 employees, accounts receivable losses of $0.4 million and $1.1 million of costs incurred in the closing process which includes legal costs and administrative costs. These losses are offset by a gain of $2.3 million resulting from the reduction in the purchase obligation associated with the Optical Options, Inc., acquisition (See "Note 17. Acquisitions - 2001 Transactions - iii.").
(b) The Company has provided $1.0 million for potential losses in amounts outstanding from an equity investment in a secondary care activity.
(c) The Company has closed three eye care centers, terminated plans for another and sold its ownership in another and has estimated losses of $1.8 million resulting from these decisions.
(d) The Company has undertaken an extensive review of internal structures, its marketplace, its resources and its strategies for the future. The review is resulting in the restructuring of the Company's goals and structures to meet its future needs. The Company has utilized the services of a national consulting firm to facilitate this internal restructuring process, whose participation in this assignment was completed in the third quarter with an associated cost of $1.6 million.
(e) The Company has provided $0.9 million for losses on portfolio investments in Vision America where it is felt that there has been a permanent impairment in the value of the Company's holdings.
(f) In the fourth quarter, an award from an arbitration hearing involving TLC Network Services Inc. was issued against TLC. The cumulative liability arising from the award was $2.1 million which has been fully provided for in the fourth quarter. Payment of this liability has been deferred until exploration of all legal alternatives has been completed.

In the year ended May 31, 2001, the Company provided for a total of $19.1 million of losses from restructuring and other charges. These losses consisted of cash payments of $4.7 million primarily for severance, lease costs, consulting services and closure costs and $14.4 million in non-cash costs. Non-cash costs were primarily for write-off of goodwill, fixed assets and current assets resulting from the decision to exit from its e-commerce enterprise, eyeVantage.com, Inc., the accrual for an arbitration award and provision for portfolio investments.

Fiscal 1999

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

(b) On April 27, 1999, the Company sold the fixed assets and intangibles of TLC The Laser Center (Wisconsin Management) Inc. and TLC Wisconsin Eye Surgery Center Inc. in exchange for 139,266 common shares of the Company. These assets had a net book value of $4,047,000 and no gain or loss was recorded in connection with the transaction. The shares received by the Company upon disposition of these subsidiaries were cancelled, with capital stock being reduced using the average value of common shares as at April 27, 1999 of Cdn.$6.26.

(c) On May 19, 1999, the Company sold all of the assets of its managed care subsidiary to the former management of the subsidiary. The Company incurred a loss on the sale of $2.6 million.

19. Supplemental Cash Flow Information

Non-cash transactions:

                                                                2001         2000        1999
                                                               ------      -------      ------
Issue of warrants to be expensed over three years              $   --      $   532      $   --
Capital stock issued as remuneration                               35          387         600
Capital stock issued for acquisitions                           6,059        2,125         837
Reversal of accrual for costs of IPO                               --          139          --
Accrued purchase obligations                                    3,899       13,200         738
Capital lease obligations relating to equipment purchases          --        1,366         645
Long-term debt cancellation                                       450           --          --

Cash paid for the following:

                                                                2001         2000        1999
                                                               ------      -------      ------
     Interest                                                  $1,668      $ 2,671      $4,342
                                                               -------------------------------
     Income taxes                                              $  148      $ 5,647      $  978
                                                               -------------------------------

20. Subsequent Events

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 common shares of the Company which is expected to result in the issuance of approximately 24.6 million of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing approximately
7.4 million options or warrants to acquire common shares of the Company. The merger is expected to be accounted for under the purchase method. Completion of the transaction, expected to occur in December, 2001, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions.

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                   Balance at                          Deductions-    Balance at
                                                   beginning    Expense               Uncollectable      end
                                                    of year    provision     Other       Amounts       of year
                                                    -------    ---------     -----       -------       -------

                                                                         (in thousands)
Fiscal 1999
Doubtful accounts receivable                        $1,668      $  729      $    --      $  (918)      $1,479
Provision against investments and other assets          --          --           --           --           --

Fiscal 2000
Doubtful accounts receivable                         1,479       2,553           --       (1,183)       2,849
Provision against investments and other assets          --          --           --           --           --

Fiscal 2001
Doubtful accounts receivable                         2,849         646           --       (2,335)       1,160
Provision against investments and other assets      $   --      $1,913      $    --      $    --       $1,913

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except as set forth below in this Item 10, the information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 2001.

Directors and Executive Officers

      The following table indicates the names, ages and positions of the Company's directors, officers and key employees. There is no family relationship between any of the directors, officers or key employees.

Name                                  Age     Position with Company
----                                  ---     ---------------------
Elias Vamvakas (3)                     43     Chief Executive Officer and Chairman of the Board of Directors
Thomas G. O'Hare                       49     President and Chief Operating Officer
Dr. Jeffery J. Machat                  39     Co-National Medical Director and Director
Dr. David C. Eldridge                  47     Executive Vice President, Clinical Affairs
Jay Peters                             49     Executive Vice President, Chief Marketing Officer
Paul Frederick                         56     Executive Vice President, Human Resources
Brian Park                             44     Controller
Lloyd D. Fiorini                       35     General Counsel and Secretary
William P. Leonard                     36     Executive Vice President, Operations
Madeline D. Walker                     54     Executive Vice President
Henry Lynn                             50     Executive Vice President, Information Systems
John F. Riegert (2)(3)                 71     Director
Howard J. Gourwitz (1)(2)              53     Director
Thomas N. Davidson (1)(2)              61     Director
Warren S. Rustand (1)(2)(3)            58     Director
Dr. William David Sullins, Jr.(1)(3)   58     Director

(1)   Member of the Company's Compensation Committee.
(2)   Member of the Company's Audit Committee.
(3)   Member of the Company's Corporate Governance Committee.

ITEM 11 EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 2001.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 2001.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended May 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

Report of Independent Auditors.

Consolidated Statements of Income - Years Ended May 31, 1999, 2000 and 2001.

Consolidated Balance Sheets as of May 31, 2000 and 2001.

Consolidated Statements of Deficit - Years Ended May 31, 1999, 2000 and 2001.

Consolidated Statements of Changes in Financial Position -- Years Ended May 31, 1999, 2000 and 2001.

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts and Reserves

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

    3.2 Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's 10-K filed with the Commission on August 29, 2000).

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

   10.1               Material Contracts:

                      Certain Management Contracts, Compensatory Plans, Contracts or Arrangements:

                      (a) TLC Amended and Restated Share Option Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162))
                      (b) TLC Share Purchase Plan (incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162)).
                      (c) Employment Agreement with Elias Vamvakas (incorporated by reference to Exhibit 10.1(e) to the Company's 10-K filed with the Commission on August 28, 1998).
                      (d)   Escrow Agreement with Elias Vamvakas and Jeffery
                            J. Machat (incorporated by reference to Exhibit 10.1(f) to the Company's 10-K filed with the Commission on August 28, 1998).
                      (e) Consulting Agreement with Excimer Management Corporation (incorporated by reference to Exhibit 10.1(g) to the Company's 10-K filed with the Commission on August 28, 1998).
                      (f) Shareholder Agreement for Vision Corporation (incorporated by reference to Exhibit 10.1(l) to the Company's 10-K filed with the Commission on August 28, 1998).
                      (g) Employment Agreement with David Eldridge (incorporated by reference to Exhibit 10.1(k) to the Company's 10-K filed with the Commission on August 29, 2000).
                      (h) Employment Agreement with William Leonard (incorporated by reference to Exhibit 10.1(l) to the Company's 10-K filed with the Commission on August 29, 2000).
                      (i) Employment Agreement with Thomas O'Hare (incorporated by reference to Exhibit 10.1(m) to the Company's 10-K filed with the Commission on August 29, 2000).

   21.1               List of Registrant's Subsidiaries
   23.1               Consent of Auditors

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TLC LASER EYE CENTERS INC.


                                        By: /s/ Elias Vamvakas
                                            ------------------------------------
                                            Elias Vamvakas
                                            Chief Executive Officer
                                            August 28, 2001

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                        DATE
      ---------                     -----                        ----


/s/ Elias Vamvakas                  Chief Executive Officer      August 28, 2001
----------------------------------  and Chairman of the Board
Elias Vamvakas                      of Directors



/s/ Brian Parks                     Controller                   August 28, 2001
----------------------------------  (Principal Financial and
Brian Parks                         Accounting Officer)



/s/ Jeffery J. Machat               Co-National Medical          August 28, 2001
----------------------------------  Director and Director
Dr. Jeffery J. Machat


/s/ John F. Riegert                 Director                     August 28, 2001
----------------------------------
John F. Riegert


/s/ Howard J. Gourwitz              Director                     August 28, 2001
----------------------------------
Howard J. Gourwitz


/s/ Thomas N. Davidson              Director                     August 28, 2001
----------------------------------
Thomas N. Davidson


/s/ Warren S. Rustand               Director                     August 28, 2001
----------------------------------
Warren S. Rustand


/s/ Dr. William David Sullins, Jr.  Director                     August 28, 2001
----------------------------------
Dr. William David Sullins, Jr.