Form 10-K/A
period 2001-05-31
TLC LASER CENTER INC
filed 2001-09-28
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                            FORM 10-K AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

                                Explanatory Note

This Amendment No.1 to TLC Laser Eye Centers Inc.'s Annual Report on Form 10-K dated August 28, 2001 for the fiscal year ended May 31, 2001 is filed to complete the information required under items 10, 11, 12 and 13 of the 10-K.

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

                                    Figure 1
                          FDA-Approved lasers for LASIK

------------------------------------------------------------------------------------------------------
       Company and Model          Approval Number and Date          Approved Indications

                                                                       (D = Diopters)
------------------------------------------------------------------------------------------------------
Autonomous Technology             P970043/S5                 Myopia less than -9.0D with or
- LADARVision                     5/9/00                     without astigmatism from -0.5 to -3.0D
------------------------------------------------------------------------------------------------------

Bausch & Lomb Surgical            P990027                    Myopia from -1.0 to -7.0D with or
-Technolas 217a                   2/23/00                    without astigmatism less than -3.0D
------------------------------------------------------------------------------------------------------

CRS/VISX                          P990010                    Myopia less than -14.0D with or
-Start S2                         11/9/99                    without astigmatism between -0.5 to -5.0D
------------------------------------------------------------------------------------------------------

Dishler                           P970049                    Myopia from -0.5 to -13.0D with or
                                  12/16/99                   without astigmatism between -0.5 to -4.0D
------------------------------------------------------------------------------------------------------

Kremer                            P970005                    Myopia from -1.0 to -15.9D with or
                                  7/30/98                    without astigmatism less than -5.0D
------------------------------------------------------------------------------------------------------

Nidek                             P970053/S2                 Myopia from -1.0 to -14.0D with or
-EC5000                           4/14/00                    without astigmatism less than 4.0D
------------------------------------------------------------------------------------------------------

Summit                            P930034/S13                Myopia less than -14.0D with or
-Apex Plus                        10/21/99                   without astigmatism from 0.5 to 5.0D
------------------------------------------------------------------------------------------------------

Summit Autonomous                 P970043/S7                 Hyperopia less than 6.0D with or
-LADARVision                      9/22/00                    without astigmatism less than -6.0D
------------------------------------------------------------------------------------------------------

                                    Figure 2
           FDA-Approved Lasers for PRK and Other Refractive Surgeries

--------------------------------------------------------------------------------------------------------------

       Company and Model          Approval Number and Date          Approved Indications

                                                                       (D = Diopters)
--------------------------------------------------------------------------------------------------------------

Bausch & Lomb Surgical            P970056                    PRK; Myopia from - 1.5 to - 7.0D
- Keracor 116                     9/28/99                    with or without astigmatism less than - 4.5D
--------------------------------------------------------------------------------------------------------------

Autonomous Technology             P970043                    PRK; Myopia from - 1.0 to - 10.0D
- LADARVision                     11/2/98                    with or without astigmatism less than - 4.5D
--------------------------------------------------------------------------------------------------------------

LaserSight                        P980008                    PRK; Myopia from - 1.0 to - 6.0D
- LaserScan LSX                   11/12/99                   with or without astigmatism less than 1.0D
--------------------------------------------------------------------------------------------------------------

Nidek                             P970053                    PRK; Myopia from - 0.75 to - 13.0D
- EC5000                          12/17/98
--------------------------------------------------------------------------------------------------------------

Nidek                             P970053/S1                 PRK; Myopia from - 1.0 to - 8.0D
- EC5000                          9/29/99                    with or without astigmatism from -0.5 to  -4.0D
--------------------------------------------------------------------------------------------------------------

Summit                            P930034                    PRK; Myopia from - 1.5 to - 7.0D
- Apex & Apex Plus                10/25/98
--------------------------------------------------------------------------------------------------------------

Summit                            P930034/S9                 PRK; Myopia from  -1.0 to -6.0D
- Apex Plus                       3/11/98                    with or without astigmatism from -1.0 to -4.0D
--------------------------------------------------------------------------------------------------------------

Summit                            P930034/S12                PRK; Hyperopia from + 1.5 to +
- Apex Plus                       12/21/99                   4.0D with or without astigmatism less than - 1.0D
--------------------------------------------------------------------------------------------------------------

Summit Autonomous                 P970043/S8                 Name Change Only
- LADARVision                     7/11/00
--------------------------------------------------------------------------------------------------------------

Sunrise                           P99078                     Laser Thermokeratoplasty (LTK);
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
-Hyperion                         6/30/00                    Hyperopia from + 0.75 to + 2.5D with or
                                                             without astigmatism less than 0.75D
--------------------------------------------------------------------------------------------------------------

VISX                              P930016                    PRK; Myopia from 0 to - 6.0D
- Model B & C (Star & Star S2)    3/27/96
--------------------------------------------------------------------------------------------------------------

VISX                              P930016/S3                 PRK; Myopia from 0 to - 6.0D with or
- Model B & C (Star & Star S2)    4/24/97                    without astigmatism from - 0.75 to - 4.0D
--------------------------------------------------------------------------------------------------------------

VISX                              P930016/S5                 PRK; Myopia from 0 to - 12.0D with or
- Model B & C (Star & Star S2)    1/29/98                    without astigmatism from 0 to -4.0D
--------------------------------------------------------------------------------------------------------------

VISX                              P930016/S7                 PRK; Hyperopia from + 1.0 to + 6.0D
- Star S2                         11/2/98
--------------------------------------------------------------------------------------------------------------

VISX                              P990010/S1                 Same as S2, except with eye tracker
Star S3 (EyeTracker)              4/20/00
--------------------------------------------------------------------------------------------------------------

VISX                              P930016/S10                PRK; Hyperopia from + 0.5 to +5.0D with
- Star S2 & S3                    10/18/00                   or without astigmatism +0.5 to + 4.0D
--------------------------------------------------------------------------------------------------------------

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

Additional Growth Opportunities

TLC Affiliate Centers Program

      As penetration of the primary markets large enough to support the cost of acquiring or developing a full size Company owned center nears completion, the Company believes that the fastest growing segment of laser vision provider will be the local eye care professional owned center. In order to target this growing segment, TLC recently launched a pilot test of its affiliate centers program. The affiliate centers program is designed to provide TLC's high quality of patient care and service in association with local independent eye care professionals servicing the premium market in secondary markets which are not large enough to justify the development or acquisition of a full sized TLC center. The program enables local providers to leverage TLC's brand reputation in their practices and TLC to participate in markets it might not otherwise target. Pursuant to the TLC Affiliate Center Program, TLC may provide equipment and clinical, management and marketing support to local eye care professionals in exchange for a management fee. Equipment may include an excimer laser and/or a microkeratome. Clinical support may include access to TLC's support services, training of staff and technicians and complications support from TLC's Clinical Affairs department. Management support may include the services of a laser vision correction manager, a license to use TLC's proprietary patient management software and access to TLC's negotiated purchasing discounts from suppliers. Marketing support may include a license to use TLC's trademark design and identify the center as a TLC Affiliate Center, co-marketing, use of TLC's marketing materials and brochures and participation in the Lifetime Commitment Program.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Common Shares are listed on The Toronto Stock Exchange under the symbol "TLC" and on the Nasdaq National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on The Toronto Stock Exchange and the Nasdaq National Market:

                              The
                            Toronto                     Nasdaq
                             Stock                     National
                            Exchange                    Market
                           ------------------------   --------------------------
                                 High          Low         High             Low
                           -----------   ----------   ----------    ------------
Fiscal 2001

First Quarter                 C$12.20       C$7.70       $8.313           $5.00
Second Quarter                   8.20         3.55         5.50            2.25
Third Quarter                   12.00         1.67        7.875           1.125
Fourth Quarter                  14.20         7.11         9.25            4.64

Fiscal 2000

First Quarter                 C$78.80      C$37.65       $53.50          $25.50
Second Quarter                  47.50        23.75        31.82           16.16
Third Quarter                   27.65        16.60        18.75           11.00
Fourth Quarter                  22.50         9.50        15.44            6.50

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

                                                        Year Ended May 31
                                                        -----------------
                                           1997                1998                 1999                2000                2001
                                        -------             -------              -------             -------            --------
Income Statement Data

Amounts under U.S.
GAAP(1)

Net revenues(3)                          20,112              59,122              146,910             201,223             174,006

Expenses

Operating and doctor                     21,074              54,763              115,289             183,485             165,030
   compensation

Interest and other                          752               1,434                2,245             (4,492)             (2,543)

Depreciation and                          3,463               9,460               14,934              21,688              27,593
amortization

Start-up and development                  4,292               3,267                3,606                   0                   0
expenses

Restructuring charges                        --                  --               12,924                   0              19,075

Gain (Loss) before income                (9,469)             (9,802)              (2,088)                542             (35,149)
taxes and non-controlling
interest

Income Taxes                               (105)             (1,071)               (2020)             (3,454)             (2,239)

Non-controlling interest                     --                 593                 (448)             (3,006)               (385)

Net loss for the period -                (9,574)            (10,280)              (4,556)             (5,918)            (37,773)
U.S. GAAP

                                          (0.47)              (0.37)               (0.13)              (0.16)              (1.00)

Loss per share -
U.S. GAAP

Weighted average number                  20,617              28,035               34,090              37,178              37,779
of Common Shares
outstanding (in thousands)

                                                          Year Ended May 31
                                                          -----------------
                                                             1997             1998             1999            2000            2001
                                                        ---------        ---------           ------         -------         -------
Operating Data

Number of eye care centers (at end of period)                  27               45               55              62              59

Number of secondary care centers (at end of period)             7               15               14               5               3

Number of laser vision correction procedures             11,026(4)        35,859(5)          90,600         134,000         122,800

                                                            As of May 31
                                                              1997             1998            1999             2000           2001
                                                          --------         --------        --------         --------       --------
Balance Sheet Data

Cash and cash equivalents                                   13,230            1,895         125,598           78,531         47,987

Working capital                                              8,055         53,15303         146,884           59,481         36,837

Total assets                                                73,746          164,212         295,675          289,364        238,438

Total debt, excluding current portion                       10,935           17,911          11,030            6,728          8,313

Shareholders' equity

Capital Stock                                               63,522          143,554         269,454          269,953        276,277

Warrants                                                        --               --              --              532            532

Deficit                                                    (12,141)         (22,421)        (31,267)         (42,388)       (80,161)

Accumulated other comprehensive income (loss)                   --              407           5,936           (4,451)        (9,542)
                                                            51,381          121,540         244,123          223,646        187,106

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

Results of Operations

2001                                                       Refractive        Other    2001 Total
                                                          ---------------------------------------
Revenues and physician costs:
Net revenues                                                  $ 161,219    $  12,787   $ 174,006
Doctor compensation                                              15,538           --      15,538
                                                          ---------------------------------------
Net revenue after doctor compensation                         $ 145,681    $  12,787   $ 158,468
                                                          ---------------------------------------
Expenses

Operating                                                       134,324       15,168     149,492
Interest and other                                               (2,385)        (158)     (2,543)
Depreciation of capital assets and assets under
capital lease                                                    13,675        1,375      15,050
Amortization of intangibles                                      10,703        1,840      12,543
Restructuring and other charges                                   6,433       12,642      19,075
                                                          ---------------------------------------
                                                                162,750       30,867     193,617
                                                          ---------------------------------------
Income (loss) from operations                                   (17,069)     (18,080)    (35,149)
Income taxes                                                     (1,779)        (460)     (2,239)
Non-controlling interest                                           (370)         (15)       (385)
                                                          ---------------------------------------
Net income (loss)                                             $ (19,218)   $ (18,555)  $ (37,773)
                                                          =======================================

Total assets                                                  $ 234,355    $   4,083   $ 238,438
                                                          =======================================
Total capital and intangible expenditures                     $  36,296    $     140   $  36,436
                                                          =======================================

2000                                                       Refractive        Other    2000 Total
                                                          ---------------------------------------
Revenues and physician costs:

Net revenues                                                  $ 190,233    $  10,990   $201,223
Doctor compensation                                              17,333            2     17,335
                                                          ---------------------------------------
Net revenue after doctor compensation                         $ 172,900    $  10,988   $183,888
                                                          ---------------------------------------
Expenses

Operating                                                       153,673       12,477    166,150
Interest and other                                               (4,574)          82     (4,492)
Depreciation of capital assets and assets under
capital lease                                                    12,886        1,406     14,292
Amortization of intangibles                                       6,363        1,033      7,396
                                                          ---------------------------------------
                                                                168,348       14,998    183,346
                                                          ---------------------------------------
Income (loss) from operations                                     4,552       (4,010)       542
Income taxes                                                     (3,141)        (313)    (3,454)
Non-controlling interest                                         (2,443)        (563)    (3,006)
                                                          ---------------------------------------
Net income (loss)                                             $  (1,032)   $  (4,886)  $ (5,918)
                                                          =======================================

Total assets                                                  $ 250,279    $  39,085   $289,364
                                                          =======================================
Total capital and intangible expenditures                     $  65,941    $   8,477   $ 74,418
                                                          =======================================

Year ended May 31, 2001 compared to Year ended May 31, 2000

      Net revenues for fiscal 2001 were $174.0 million, which is a 13.5% decrease over last year's $201.2 million. Approximately 93% of total net revenues were derived from refractive services as compared to 95% in fiscal 2000.

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

      Operating expenses and doctor compensation from refractive activities decreased to $149.9 million in fiscal 2001 from $171.0 million in fiscal 2000. This decrease is a result of: (i) reduced variable expenses associated with the decrease in the number of laser vision correction procedures performed at existing eye care centers, (ii) significant efforts made by the Company to reduce costs, (iii) significantly reduced costs associated with the Corporate Advantage Program and the third party payor programs, and (iv) reduced corporate costs which are subject to ongoing scrutiny to maintain an effective corporate structure able to support the current levels of business activity. Operating expenses and doctor compensation from refractive activities as a percentage of net refractive revenues were 93% in fiscal 2001 as compared to 90% of net refractive revenues in fiscal 2000. This increase reflects the impact of marketing programs aimed at raising consumer awareness of TLC's brand as well as the impact on per procedure fees as a result of discounts offered pursuant to the Corporate Advantage Program, which were not offset by a higher number of procedures being performed at TLC centers. In addition, increased infrastructure costs (i.e. people, information systems and marketing) were incurred to support the continued growth of the Company. The Company recognized the effects the reduced procedure volumes were going to have on the operations, and in fiscal 2001 management commenced a number of cost reduction initiatives.

      Net revenues from non-refractive activities were $12.8 million in fiscal 2001, an increase of over 16% in comparison to $11.0 million in fiscal 2000. The increase in revenues reflects revenue growth of greater then 25% in the network marketing and management, professional healthcare facility management and hair removal subsidiaries, while revenues in the secondary care management and asset management subsidiaries reflected moderate growth.

      Net loss from non-refractive activities was $18.6 million in fiscal 2001, an increase of over 280% in comparison to a net loss of $4.9 million in fiscal 2000. The loss in fiscal 2001 includes a restructuring charge of $11.7 million (2000 - $0) resulting from the decision made by the Company to no longer support the activities of its e-commerce subsidiary eyeVantage.com, Inc. Excluding the impact of the restructuring charge, eyeVantage.com,

Inc., generated losses of $5.6 million (2000 - $3.8 million). The loss from the remaining non-refractive activities were $1.3 million, an increase from the loss in fiscal 2000 of $1.1 million. The increased loss in fiscal 2001 is due primarily to increased amortization of intangibles of $0.4 million at the Company's network marketing and management subsidiary resulting from increased goodwill arising from the finalization of the earn-out calculations arising from the Company's 1997 acquisition of this entity (see "Note 11 - Capital Stock - a) Common Stock" and "Note 17 - Acquisition - 2001 Transactions - ii and 2000 Transactions v.").

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

      b) reflect potential losses from a equity investment in secondary care activities of $1.0 million. Due to a deteriorating relationship with the operations management team and the Company's strategic decision to withdraw from the management of secondary care practices where possible, the Company transferred its investment to an equity investment in return for a future earnings percentage. The equity investment has not acknowledged a liability to the Company for this investment, and the Company has not received any funds from the equity investment's earnings from the transferred investment. As a result the Company deemed it prudent to provide against the potential loss resulting from the inability to recover value of the investment transferred to the equity investment.

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

Summary of Restructuring and Other Charges
($ 000's)                                                        Restructuring charges
                                              ----------------------------------------------------------

                                                                                             Terminate
                                              eyeVantage     Closure of      Sale of      development of
                                              .com, Inc.   laser centers   laser center    laser center
                                              ----------   -------------   ------------   --------------
   Severances                                    1,712            70
   Lease commitments                               808           280                            122
   Legal and Administrative costs                  296
   Professional services
   Patient commitments                                            50

   Asset write-downs
      Current assets                               425            86
      Fixed Assets                               2,091           865
      Intangibles                                8,713            34
      Investments and other assets                                              160

   Recovery of purchase obligations             (2,380)
   Write off of minority interest                                               130
                                              ----------------------------------------------------------
Total restructuring and other charges           11,665         1,385            290             122
                                              ==========================================================

Summary of Restructuring and Other Charges
($ 000's)                                                        Other charges
                                              --------------------------------------------------   -------
                                                           Impairment      Legal      Potential
                                                           in Vision    arbitration   losses re
                                              Consulting    America     settlement      equity
                                               services    investment     accrual     investment    Total
                                              ----------   ----------   -----------   ----------   -------
   Severances                                                                                       1,728
   Lease commitments                                                                                1,210
   Legal and Administrative costs                                          2,100                    2,396
   Professional services                        1,600                                               1,600
   Patient commitments

   Asset write-downs
      Current assets                                                                                  511
      Fixed Assets                                                                                  2,956
      Intangibles                                                                                   8,747
      Investments and other assets                             936                        977       2,073
                                                                                                       --
   Recovery of purchase obligations                                                                (2,380)
   Write off of minority interest                                                                     130
                                                                                                       --
                                              -----------------------------------------------      ------
Total restructuring and other charges           1,600          936         2,100          977      19,075
                                              ===============================================      ======

Impact on Fiscal 2001 earnings
   Revenue                                          21         1,941          1,023              --
   Doctor Compensation                              --           372            158
                                              -----------------------------------------------------
   Net revenues after doctor compensation           21         1,569            865              --
   Expenses:
   Operating expenses                            3,011         1,935          1,191
   Interest and other (1)                        1,739           226             22
   Depreciation of assets                          186           395            180
   Amortization of intangibles                     724             3             --
                                              -----------------------------------------------------
                                                 5,660         2,559          1,393              --
                                              -----------------------------------------------------
   Loss from operations excluding
      restructuring and other charges           (5,639)         (990)          (528)             --
                                              =====================================================
   Number of months of operations during
      fiscal 2001 (2)                                5             7             11             n/a
                                              =====================================================

(1) Interest expense at eyeVantage was from funding from affiliated companies which is eliminated in consolidated reporting.
(2) Reflects weighted average revenue fo three centers being closed

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

Operating expenses and doctor compensation from refractive activities as a percentage of net refractive revenues were 90% in fiscal 2000 as compared to 78% of net refractive revenues in fiscal 1999. This increase reflects the impact of marketing programs aimed at raising consumer awareness of brand reputation and brand recognition of the Company through the implementation of marketing programs aimed at enhancing brand recognition as well as through the development of the Corporate Advantage Program, which have not been fully offset by a higher average number of procedures being performed at TLC centers. In addition, increased infrastructure costs (i.e. people, information systems and marketing) were incurred to support the continued growth of the Company.

      Net revenues from non-refractive activities were $11.0 million in fiscal 2000, a decrease in comparison to $14.5 million in fiscal 1999. The decrease in revenues reflect the divestitures of two of the Company's secondary care businesses and its managed care business.

      Net loss from non-refractive activities excluding restructuring and other charges was $4.9 million in fiscal 2000 and increase of over 21% in comparison to a net loss of $4.0 million in fiscal 1999. In fiscal 2000, the Company incurred losses of $3.8 million from its e-commerce subsidiary eyeVantage.com, Inc. In fiscal 1999, excluding restructuring and other charges, the Company incurred losses of $3.6 million from its managed care subsidiary.

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

Liquidity and Capital Resources

      During fiscal 2001 the Company continued to execute its expansion plan by acquiring the business assets located at the practices of several doctors in order to solidify its presence in several key markets. These acquisitions and the development of new centers were the largest uses of cash during the year. Cash, cash equivalents, short-term investments and restricted cash were $55.7 million at May 31, 2001 as compared to $80.3 million at May 31, 2000. Net current assets at May 31, 2001 reflected a decrease to $36.8 million from $59.5 million at May 31, 2000. This decrease reflects primarily the reduction in cash and cash equivalents during fiscal 2001.

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

      In March 2001, the Company acquired certain assets and liabilities of a Maryland Professional Corporation for $10.0 million in cash and $10.0 million payable in four equal instalments of $2.5 million on the first four anniversary dates of the transaction. The acquisition of these assets strengthens the Company's relationship with successful laser vision surgeons in an important market.

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

Subsequent Events

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 common shares of the Company which is expected to result in the issuance of approximately 24.6 million of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing approximately 7.4 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in December, 2001, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions.

ITEM 7A. MARKET RISK

In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These exposures primarily relate to having short-term investments earning short-term interest rates and to having fixed rate debt. The Company views its investment in foreign subsidiaries as a long-term commitments, and does not hedge any translation exposure.

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


Toronto, Canada                                            /s/ ERNST & YOUNG LLP
                                                           ---------------------
                                                           Chartered Accountants
July 6, 2001, (except as to Note 20, which
is as at August 27, 2001).

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF LOSS

(U.S. dollars, in thousands except per share amounts)

                                                              Years Ended May 31,
                                                 --------------------------------------------
                                                     2001            2000            1999
                                                 ------------    ------------    ------------
Net revenues

     Refractive                                      $161,219        $190,233        $132,428

     Other                                             12,787          10,990          14,482
                                                 ------------    ------------    ------------
Net revenues (Note 15)                                174,006         201,223         146,910
                                                 ------------    ------------    ------------
Expenses

     Doctor compensation

     Refractive                                        15,538          17,335          12,824

     Operating                                        149,492         166,150         102,465

     Interest and other (Note 12)                      (2,543)         (4,492)          2,245

     Depreciation of capital assets and assets
     under capital lease (Note 12)                     15,050          14,292          11,052

     Amortization of intangibles (Note 12)             12,543           7,396           3,882

     Start-up and development expenses                     --              --           3,606

     Restructuring and other charges (Note 18)         19,075              --          12,924
                                                 ------------    ------------    ------------
                                                      209,155         200,681         148,998
                                                 ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
NON-CONTROLLING INTEREST                              (35,149)            542          (2,088)

Income taxes (Note 13)                                 (2,239)         (3,454)         (2,020)

Non-controlling interest                                 (385)         (3,006)           (448)
                                                 ------------    ------------    ------------
NET LOSS FOR THE YEAR                                $(37,773)        $(5,918)        $(4,556)
                                                 ============    ============    ============
LOSS PER SHARE  - Basic and Diluted                    $(1.00)         $(0.16)         $(0.13)
                                                 ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING -                                      37,778,955      37,178,253      34,090,316
                                                 ============    ============    ============

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

                                                                        As at May 31,
                                                                    ----------------------
                                                                       2001         2000
                                                                    ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents (Notes 2, 3 and 16)                    $47,987      $78,531
     Short-term investments (Note 3)                                    6,063           --
     Accounts receivable (Note 16)                                      9,950       15,527
     Income taxes recoverable                                              --        4,734
     Prepaid expenses and sundry assets                                 4,501        5,922
                                                                    ---------    ---------
     Total current assets                                              68,501      104,714
Restricted cash (Notes 2 and 3)                                         1,619        1,722
Investments and other assets (Note 4)                                  23,171       29,478
Intangibles (Note 5)                                                   92,802       89,297
Fixed assets (Note 6)                                                  44,963       53,431
Assets under capital lease (Note 7)                                     7,382       10,722
                                                                    ---------    ---------
Total assets                                                         $238,438     $289,364
                                                                    =========    =========

LIABILITIES
Current liabilities:
     Accounts payable and accrued liabilities                         $15,028      $21,467
     Accrued purchase obligations (Note 17)                             3,000       13,200
     Accrued restructuring costs (Note 18)                                718           --
     Accrued wage costs                                                 3,652        2,974
     Accrued legal settlements (Note 18)                                2,100           --
     Income taxes payable                                                 397           --
     Current portion of long-term debt (Notes 8 and 17)                 3,826        2,332
     Current portion of obligations under capital leases (Note 9)       2,943        5,260
                                                                    ---------    ---------
     Total current liabilities                                         31,664       45,233
Long-term debt (Notes 8 and 17)                                         7,032        2,922
Obligations under capital leases (Note 9)                               1,281        3,806
Deferred rent (Note 10)                                                   617          915
                                                                    ---------    ---------
     Total liabilities                                                 40,594       52,876
                                                                    ---------    ---------
Non-controlling interest                                               10,738       12,842
                                                                    ---------    ---------
Commitments and contingencies (Notes 14 and 17)

STOCKHOLDERS' EQUITY
Capital stock: (Note 11)
Common stock, no par value; unlimited number authorized;              276,277      269,953
38,031 issued and outstanding (2000 - 37,150)
Warrants                                                                  532          532
Deficit                                                               (80,161)     (42,388)
Accumulated other comprehensive loss                                   (9,542)      (4,451)
                                                                    ---------    ---------
Total stockholders' equity                                            187,106      223,646
                                                                    ---------    ---------
Total liabilities and stockholders' equity                           $238,438     $289,364
                                                                    =========    =========

Approved on behalf of the Board:
(Signed) ELIAS VAMVAKAS                               (Signed) WARREN S. RUSTAND
Elias Vamvakas, Director                             Warren S. Rustand, Director

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, in thousands)

                                                                              Years Ended May 31,
                                                                       ----------------------------------
                                                                         2001        2000         1999
                                                                       --------    ---------    ---------
Operating activities
Net loss for the year                                                  $(37,773)     $(5,918)     $(4,556)
Items not affecting cash
     Depreciation and amortization                                       27,593       21,688       14,934
     Write-off of goodwill                                                   --          489           --
     Loss on sale of fixed assets and assets under capital lease          1,946        1,099          229
     Deferred income taxes                                                   --        1,320        1,204
     Non-cash restructuring and other costs                              14,395           --       11,167
     Non-controlling interest                                               385        3,006          448
     Other                                                                  292          780          252
Changes in non-cash operating items
     Accounts receivable                                                  5,232          (15)      (9,247)
     Prepaid expenses and sundry assets                                   1,891        1,047       (2,208)
     Accounts payable and accrued liabilities                            (4,711)       4,153       10,350
     Income taxes payable, net                                            6,051       (4,574)        (162)
     Deferred rent and compensation                                        (298)         (44)        (275)
                                                                       --------    ---------    ---------
Cash provided by operating activities                                    15,003       23,031       22,136
                                                                       --------    ---------    ---------
Financing activities
Restricted cash                                                             103            8          356
Proceeds from debt financing                                                226          826           25
Principal payments of  debt financing                                    (2,257)      (2,635)      (6,668)
Payments of accrued purchase obligations                                 (3,620)          --           --
Principal payments of obligations under capital leases                   (4,840)      (5,063)      (3,302)
Contributions from non-controlling interests                                 --        2,365        1,305
Distributions to non-controlling interests                               (4,865)      (1,569)      (1,233)
Payments related to the purchase and cancellation of capital stock         (481)     (10,365)      (5,387)
Proceeds from issuance of capital stock                                     711        2,384      129,607
                                                                       --------    ---------    ---------
Cash provided by (used in) financing activities                         (15,023)     (14,049)     114,703
                                                                       --------    ---------    ---------
Investing activities
Purchase of fixed assets and assets under capital lease                 (10,656)     (26,153)     (17,843)
Proceeds from sale of fixed assets and assets under capital lease         2,491          185           --
Proceeds from the sale of investments                                     1,117          227           --
Acquisitions and investments                                            (17,345)     (56,496)     (22,316)
Short-term investments                                                   (6,063)      26,212      (26,212)
Other                                                                       (68)         (24)         (68)
                                                                       --------    ---------    ---------
Cash used in investing activities                                       (30,524)     (56,049)     (66,439)
                                                                       --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents during the year    (30,544)     (47,067)      70,400
Cash and cash equivalents, beginning of year                             78,531      125,598       55,198
                                                                       --------    ---------    ---------
Cash and cash equivalents, end of year                                  $47,987      $78,531     $125,598
                                                                       ========    =========    =========

(Note 19 - discusses non-cash transactions, which are not included in the consolidated statements of cash flows)

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(U.S. dollars, in thousands)

                                       Common stock              Warrants
                                       ------------              --------
                                                                                                   Other
                                                                                                Accumulated
                                          Number                 Number                         Comprehensive
                                        of Shares    Amount   of Warrants   Amount   Deficit    Income (Loss)     Total
                                         (000's)       $        (000's)       $         $             $             $
-------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     33,668     143,554                         (22,421)          407        121,540
Shares issued for acquisitions                50         837                                                          837
Shares issued to acquire other assets         50         728                                                          728
Shares purchased for cancellation           (256)     (1,095)                         (4,290)                      (5,385)
Exercise of stock options                    773       3,073                                                        3,073
Shares issued as remuneration                 40         600                                                          600
Shares issued as part of the employee
share purchase plan                           47         750                                                          750
Public offering, net of issue costs        2,990     121,007                                                      121,007
Comprehensive income (loss)
     Net loss                                                                         (4,556)
     Other comprehensive income (loss)
     Unrealized gains/losses on
     available for-sale securities                                                                   5,529
 Total comprehensive income (loss)                                                                                    973
-------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     37,362     269,454                         (31,267)        5,936        244,123
Warrants issued                                                    100         532                                    532
Shares issued for acquisition                302         728                                                          728
Value determined for shares
     issued contingent on meeting
     earnings criteria                                 1,397                                                        1,397
Shares purchased for cancellation           (710)     (5,162)                         (5,203)                     (10,365)
Exercise of stock options                     87       1,314                                                        1,314
Shares issued as remuneration                 44         387                                                          387
Shares issued as part of the employee
share purchase plan                           65       1,696                                                        1,696
Reversal of IPO costs, over accrual                      139                                                          139
Comprehensive income (loss)
     Net loss                                                                         (5,918)
     Other comprehensive income (loss)
     Unrealized gains/losses on
     available for-sale securities                                                                 (10,387)
 Total comprehensive income (loss)                                                                                (16,305)
-------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000                      37,150     269,953       100         532   (42,388)       (4,451)       223,646
=========================================================================================================================
Shares issued for acquisition                832       6,059                                                        6,059
Shares purchased for cancellation           (108)       (481)                                                        (481)
Exercise of stock options                     40         125                                                          125
Shares issued as remuneration                  5          35                                                           35
Shares issued as part of the employee
share  purchase plan                         112         586                                                          586
Comprehensive income (loss)
     Net loss                                                                        (37,773)
     Other comprehensive income (loss)
     Unrealized gains/losses on
     available for-sale securities                                                                  (5,091)
 Total comprehensive income (loss)                                                                                (42,864)
-------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2001                      38,031     276,277       100         532   (80,161)       (9,542)       187,106
=========================================================================================================================

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

Accounting for Stock-based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and makes the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation".

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

3. Marketable Securities

The Company's marketable securities by type of security, contractual maturity and classification in the consolidated balance sheets are as follows:

                                                              2001         2000

--------------------------------------------------------------------------------

Type of security
U.S. dollar corporate debt                                  $17,220      $60,653
U.S. dollar fixed deposit                                    29,421       14,460
Cdn. dollar fixed deposit                                       689          773
--------------------------------------------------------------------------------
                                                            $47,330      $75,886
================================================================================

--------------------------------------------------------------------------------

Contractual maturity
Maturing in one year or less                                $45,711      $74,164
Maturing after one year through three years                   1,619        1,722
--------------------------------------------------------------------------------
                                                            $47,330      $75,886
================================================================================

Classification in the consolidated balance sheets
Cash equivalents                                             $39,648     $74,164
Short-term investments                                         6,063          --
Restricted cash                                                1,619       1,722
--------------------------------------------------------------------------------
                                                             $47,330     $75,886
================================================================================

4. Investments and Other Assets

                                                          2001             2000

                                                        -------          -------
Portfolio investments (1)                                17,649          $23,444
Long-term receivables (2)                                 4,950            4,904
Other                                                       572            1,130
                                                        -------          -------
                                                         23,171          $29,478
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

      In June 2001, the Company's investment of 2,000,000 preferred shares in Lasersight Incorporated which have a market value of $4,860,000 were converted to common shares.

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

5. Intangibles

                                                                 2001      2000
                                                               -------   -------
Goodwill (net of amortization of $10,709,000 (2000 -
$8,121,000))                                                   $32,752   $45,311
Practice management agreements (net of amortization of
$14,528,000 (2000 - $5,969,000))                                60,050    43,986
                                                               -------   -------

                                                               $92,802   $89,297
                                                               =======   =======

6. Fixed Assets

                                                    2001                      2000
                                           -----------------------   -----------------------
                                                      Accumulated               Accumulated
                                             Cost     Depreciation     Cost     Depreciation
                                           -------    ------------   -------    ------------
Land and buildings                         $10,647      $   750      $ 4,042      $   619
Computer equipment and software             13,492       10,929       15,838        8,034
Furniture, fixtures and equipment            7,781        3,933        8,230        3,310
Laser equipment                             13,380        6,001       17,073        5,968
Leasehold improvements                      25,637       12,942       26,078        9,510
Medical equipment                           14,924        6,807       14,315        5,261
Vehicles and other                             828          364          890          333

                                           -------      -------      -------      -------
                                            86,689      $41,726       86,466      $33,035
Less accumulated depreciation               41,726                    33,035
                                           -------                   -------
Net book value                             $44,963                   $53,431
                                           =======                   =======

7.  Assets under Capital Lease

                                                     2001                      2000
                                            -----------------------   -----------------------
                                                       Accumulated               Accumulated
                                              Cost     Depreciation     Cost     Depreciation
                                            -------    ------------   -------    ------------
Computer equipment and software             $   162      $   162      $   164       $  164
Furniture, fixtures and equipment               598          340          629          297
Laser equipment                              12,930        6,899       15,507        6,455
Medical equipment                             2,639        1,546        2,616        1,278

                                            -------      -------      -------       ------
                                             16,329      $ 8,947       18,916       $8,194
Less accumulated depreciation                 8,947                     8,194
                                            -------                    ------
Net book value                              $ 7,382                   $10,722
                                            =======                   =======

8. Long-Term Debt

                                                                2001        2000
                                                              -------     ------

Term loans
  Interest at 8%, due September 2001, payable to
  affiliated physicians
                                                              $    32     $  155
  Interest ranging from 5.75% to 12% (1999 - 5.75%
  to 12%), due November 2001 to March 2007,
  collateralized by equipment                                  10,826      5,099
                                                              -------     ------
                                                               10,858      5,254
  Less current portion                                          3,826      2,332
                                                              -------     ------
                                                                7,032      2,922
                                                              =======     ======

Aggregate minimum repayments of principal for each of the next five years and thereafter are as follows:

2002                                                                      $3,826
2003                                                                       2,811
2004                                                                       2,092
2005                                                                       1,861
2006                                                                          69
Thereafter                                                                   199

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

iv) On September 24, 1998, the Company exercised a contractual option to purchase 116,771 common shares from the Goldstein Family Trust for $1,264,411 in cash. The common shares were then cancelled and capital stock was reduced using the average value of common shares as of November 30, 1998 of Cdn.$6.20 per share. The remaining allocation of the cash paid for the shares was reflected as a reduction in deficit. In addition, shares were retired in connection with a divestiture.

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

c) Options

      At May 31, 2001, the Company has reserved 5,116,000 common shares for issuance under its stock option plan for corporate employees and certain other individuals. Options granted have terms ranging from five to eight years. Vesting provisions on options granted to date include options that vest immediately, options that vest in equal amounts annually over the first four years of the option term and options that vest entirely on the first anniversary from the grant date. Those exercise prices, which are denominated in Canadian dollars, for options outstanding as of May 31, 2001 range as follows:

----------------------------------------------------------------------------------------------------------------------
                                 Outstanding                                             Exercisable
----------------------------------------------------------------------------------------------------------------------
Price Range             Number of        Weighted-Average      Weighted-Average          Number of    Weighted-Average
(Cdn $)                 Options          Contractual Life      Exercise Price            Options      Exercise Price
                                                               (Cdn $)                                (Cdn $)
----------------------------------------------------------------------------------------------------------------------
$1.43 - $1.43               500          4.5 years                  1.43               --                   --
----------------------------------------------------------------------------------------------------------------------
$4.09 - $5.54           722,867          2.9 years                  4.10          408,273                 4.11
----------------------------------------------------------------------------------------------------------------------
$7.25 - $10.55          227,844          2.5 years                  7.82          113,050                 7.25
----------------------------------------------------------------------------------------------------------------------
$10.85 - $19.73         212,929          1.7 years                 12.49          201,878                12.41
----------------------------------------------------------------------------------------------------------------------
$20.75 - $30.66         457,012          2.6 years                 25.54          305,416                25.90
----------------------------------------------------------------------------------------------------------------------
$32.18 - $74.50          16,169          3.0 years                 45.99            5,585                45.83
----------------------------------------------------------------------------------------------------------------------

      During the year, options denominated in U.S. dollars were issued and outstanding with prices ranging as follows:

----------------------------------------------------------------------------------------------------------------------
                                 Outstanding                                             Exercisable
----------------------------------------------------------------------------------------------------------------------
Price Range             Number of        Weighted-Average      Weighted-Average          Number of    Weighted-Average
(Cdn $)                 Options          Contractual Life      Exercise Price            Options      Exercise Price
                                                               (Cdn $)                                (Cdn $)
----------------------------------------------------------------------------------------------------------------------
$1.34 - $6.50           797,182          4.4 years                  3.91               --                   --
--------------------------------------------------------------------------------------------------------------------
$6.73 - $17.37           45,692          3.6 years                 11.32           13,844                13.59
--------------------------------------------------------------------------------------------------------------------
$18.63 - $21.69         363,775          3.0 years                 19.13          234,410                19.36
--------------------------------------------------------------------------------------------------------------------
$23.66 - $24.53           6,750          3.3 years                 23.95            1,688                23.95
--------------------------------------------------------------------------------------------------------------------
$27.98 - $50.94           2,407          3.2 years                 39.91              602                39.91
--------------------------------------------------------------------------------------------------------------------

                                                     Weighted        Weighted
                                                      Average         Average
                                     Options      Exercise Price  Exercise Price
                                     (000's)        Per Share       Per Share
                                   ----------       ----------      ----------
May 31, 1998                            2,416         Cdn$5.39         US$3.70
Granted                                   783            26.71           17.65
Exercised                                (507)            7.21            4.77
May 31, 1999                            2,692        Cdn$11.12         US$7.54
Granted                                   453            30.14           20.62
Exercised                                 (88)           10.71            7.26
                                   ----------       ----------      ----------
May 31, 2000                            3,057        Cdn$13.95        US$9.49
                                   ----------       ----------      ----------
Granted                                 1,338             5.63            3.74
Exercised                                 (40)            4.73            3.24
Cancelled  Revoked                     (1,502)            9.48            6.51
                                   ----------       ----------      ----------
May 31, 2001                            2,853        Cdn$12.65         US$8.46
                                   ----------       ----------      ----------
Exercisable at May 31, 2001             1,285        Cdn$15.88        US$10.61
                                   ==========       ==========      ==========

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

                                                   2001        2000       1999
                                                 ------------------------------
Net loss under U.S. GAAP                         $(37,773)   $(5,918)   $(4,556)

Adjustments for SFAS 123                           (1,847)    (2,806)    (3,784)
                                                 ------------------------------
Pro forma net loss under U.S. GAAP               $(39,620)   $(8,724)   $(8,340)
                                                 ==============================
Pro forma loss per share under U.S. GAAP           $(1.05)    $(0.23)    $(0.24)
                                                 ==============================

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

12. Interest and Other and Depreciation and Amortization

                                                 2001        2000        1999
Interest and other
Interest on long-term debt                         $266        $498        $810
Interest on obligations under capital lease       1,063       1,720       1,540
Interest and bank charges, net                      583         453       1,992
Interest income                                  (4,455)     (7,163)     (2,097)
                                               --------    --------    --------
                                                $(2,543)    $(4,492)     $2,245
                                               ========    ========    ========

Depreciation and amortization
Fixed assets                                    $13,043     $11,880      $8,643
Assets under capital lease                        2,007       2,412       2,409
Goodwill                                          3,784       3,053       3,060
Practice management agreements                    8,759       4,343         822
                                               --------    --------    --------
                                                $27,593     $21,688     $14,934
                                               ========    ========    ========

13. Income Taxes

Deferred income taxes consist of the following temporary differences:

                                               2001         2000         1999
                                             --------     --------     --------

Assets:

Tax benefit of loss carryforwards
     Pre-acquisition                          $ 8,034      $ 9,538      $11,785
     Post-acquisition                          12,913        6,453        6,094
Start-up costs                                    191          954        1,816
Fixed assets                                    1,362           --           --
Intangibles                                     2,444          819           --
Comprehensive income                            5,580        2,136           --
Other                                           1,607        2,296        1,556
Valuation allowance                           (30,429)     (16,346)     (17,345)
                                             --------     --------     --------
                                               $1,702       $5,850       $3,906
                                             --------     --------     --------
Liabilities:
Practice management agreements                 $1,702       $1,848       $1,771
Fixed assets                                       --        4,002        2,135
Comprehensive income                               --           --        4,525
                                             --------     --------     --------
                                               $1,702       $5,850       $8,431
                                             --------     --------     --------
                                                   --           --       $4,525
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

The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to loss before income taxes and non-controlling interest were as follows:

                                                                                 2001        2000       1999
                                                                               --------    -------    -------
Income tax recovery based on the Canadian statutory income tax
     rate of 43.2%  (2000 - 44.6%; 1999 - 44.6%)                               $(15,529)      $241    $(1,070)
 Current year's losses not utilized                                               8,474      1,950        263
 Expenses not deductible for income tax purposes                                  7,764      1,675      4,203
 Adjustments of cash vs. accrual tax deductions for U.S. income tax purposes        117        363        223
 Utilization of prior year's losses                                                (118)    (1,675)    (2,355)
 Corporate Minimum Tax, Large Corporations Tax and foreign tax                    1,255        879      1,129
 LLC's taxable income allocated to non-TLC members                                 (127)      (192)      (312)
 Other                                                                              403        213        (61)
                                                                               --------    -------    -------
Provision for income taxes                                                       $2,239     $3,454     $2,020
                                                                               ========    =======    =======

The provision for income taxes is as follows:

                                                   2001        1999        1998
                                                  ------      ------      ------

Current:

         Canada                                     $111        $322         $34

         United States - federal                     929       2,541       1,441

         United States - state                       645         502         545

              Other                                  554          89          --
                                                  ------      ------      ------
                                                  $2,239      $3,454      $2,020
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

The Company's business segments are as follows:

2001                                                            Refractive     Other        Total
                                                                -----------------------------------
Revenues and physician costs:
Net revenues                                                     $161,219      $12,787     $174,006
Doctor compensation                                                15,538           --       15,538
                                                                -----------------------------------
Net revenue after doctor compensation                            $145,681      $12,787     $158,468
                                                                -----------------------------------
Expenses:
Operating                                                         134,324       15,168      149,492
Interest and other                                                 (2,385)        (158)      (2,543)
Depreciation of capital assets and assets under capital lease      13,675        1,375       15,050
Amortization of intangibles                                        10,703        1,840       12,543
Restructuring and other charges                                     6,433       12,642       19,075
                                                                -----------------------------------
                                                                  162,750       30,867      193,617
                                                                -----------------------------------
Loss from operations                                              (17,069)     (18,080)     (35,149)
Income taxes                                                       (1,779)        (460)      (2,239)
Non-controlling interest                                             (370)         (15)        (385)
                                                                -----------------------------------
Net loss                                                         $(19,218)    $(18,555)    $(37,773)
                                                                ===================================

Total assets                                                     $234,355       $4,083     $238,438
                                                                ===================================
Total fixed and intangible expenditures                           $36,296         $140      $36,436
                                                                ===================================

2000                                                            Refractive     Other        Total
                                                                -----------------------------------
Revenues and physician costs:
Net revenues                                                     $190,233      $10,990     $201,223
Doctor compensation                                                17,333            2       17,335
                                                                -----------------------------------
Net revenues after doctor compensation                           $172,900      $10,988     $183,888
                                                                -----------------------------------
Expenses:
Operating                                                         153,673       12,477      166,150
Interest and other                                                 (4,574)          82       (4,492)
Depreciation of capital assets and assets under capital lease      12,886        1,406       14,292
Amortization of intangibles                                         6,363        1,033        7,396
                                                                -----------------------------------
                                                                  168,348       14,998      183,346
                                                                -----------------------------------
Income (loss) from operations                                       4,552       (4,010)         542
Income taxes                                                       (3,141)        (313)      (3,454)
Non-controlling interest                                           (2,443)        (563)      (3,006)
                                                                -----------------------------------
Net (loss)                                                        $(1,032)     $(4,886)     $(5,918)
                                                                ===================================

Total assets                                                     $250,279      $39,085     $289,364
                                                                ===================================
Total fixed and intangible expenditures                           $65,941       $8,477      $74,418
                                                                ===================================

1999                                                                         Secondary
                                                                Refractive     Care         Other        Total
                                                                ------------------------------------------------
Revenues and physician costs:
Net revenues                                                     $132,428      $11,389       $3,093     $146,910
Doctor compensation                                                12,824           --           --       12,824
                                                                ------------------------------------------------
Net revenues after doctor compensation                           $119,604      $11,389       $3,093     $134,086
                                                                ------------------------------------------------
Expenses:
Operating                                                          89,875        8,972        3,618      102,465
Interest and other                                                  2,343         (125)          27        2,245
Depreciation of capital assets and assets under capital lease       9,804          986          262       11,052
Amortization of intangibles                                         2,546        1,201          135        3,882
Start-up and development expenses                                      --           --        3,606        3,606
Restructuring charges (non-cash portion - $11,167)                     --       10,298        2,626       12,924
                                                                ------------------------------------------------
                                                                  104,568       21,332       10,274      136,174
                                                                ------------------------------------------------
Income (loss) from operations                                      15,036       (9,943)      (7,181)      (2,088)
Income taxes                                                       (1,820)          --         (200)      (2,020)
Non-controlling interest                                             (800)        (376)         728         (448)
                                                                ------------------------------------------------
Net loss                                                          $12,416     $(10,319)     $(6,653)     $(4,556)
                                                                ================================================

Total assets                                                     $274,846      $16,678       $4,151     $295,675
                                                                ================================================
Total fixed and intangible expenditures                           $25,803       $7,707       $2,026      $35,536
                                                                ================================================

The Company's geographic segments are as follows:

2001                                                               Canada       United      Total
                                                                                States
                                                                -----------------------------------
Revenues and physician costs:
Net revenues                                                      $18,114     $155,892     $174,006
Doctor compensation                                                 1,698       13,840       15,538
                                                                -----------------------------------
Net revenue after doctor compensation                             $16,416     $142,052     $158,468
                                                                ===================================

Total fixed assets and intangibles                                $22,039     $123,108     $145,147
                                                                ===================================

2000                                                               Canada       United      Total
                                                                                States
                                                                -----------------------------------
Revenues and physician costs:
Net revenues                                                      $17,275     $183,948     $201,223
Doctor compensation                                                 2,876       14,459       17,335
                                                                -----------------------------------
Net revenue after doctor compensation                             $14,399     $169,489     $183,888
                                                                ===================================

Total fixed assets and intangibles                                $22,195     $131,255     $153,450
                                                                ===================================

1999                                                               Canada       United      Total
                                                                                States
                                                                -----------------------------------
Revenues and physician costs:
Net revenues                                                      $16,247     $130,663     $146,910
Doctor compensation                                                 2,583       10,241       12,824
                                                                -----------------------------------
Net revenue after doctor compensation                             $13,664     $120,422     $134,086
                                                                ===================================

Total fixed assets and intangibles                                $18,895      $76,891      $95,786
                                                                ===================================

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

                                                                  2001     2000
                                                                -------  -------
Short-term investments                                           $6,063      $--
Portfolio investments (cost: 2001 - $27,190 ; 2000 - $27,895)   $17,649  $23,444

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

The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                        Maryland   Eye Care
                                          PC         Mgmt.        Other        Total
                                                  Assoc., LLC
                                        ---------------------------------------------
Current assets (including cash of $0)       $50         $--          $501        $551
Fixed assets                                150          --            --         150
Goodwill                                     --          --            77          77
Practice management agreements           18,149       5,964         1,440      25,553
Non-controlling interest                     --          --        (1,314)     (1,314)
                                        ---------------------------------------------
                                        $18,349      $5,964          $704     $25,017
                                        =============================================

Funded by:
Issuance of common shares                   $--      $1,860            --      $1,860
Contribution of cash                     10,000       4,000           587      14,587
Notes payable                             8,099          --            --       8,099
Common shares to be issued                   --          --            --          --
Acquisition costs                           250         104           117         471
                                        ---------------------------------------------
                                        $18,349      $5,964          $704     $25,017
                                        =============================================

2000 Transactions

The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates:

(i) On June 30, 1999, the Company made a capital contribution of $1,002,000 representing a 50.1% interest in TLC USA LLC, the operating company, for activities of a strategic alliance with a subsidiary of Kaiser Permanente with the intention to initially own and operate three eye care centers in California and to eventually develop additional centers in markets in the United States where Kaiser Permanente has a significant presence.

(ii) On July 8, 1999, the Company acquired 50.1% of the operating assets and liabilities of Laser Eye Care of California, LLC with an investment of $11,200,000 in cash and certain operating assets and liabilities of the Company's two Californian eye care centers. Additional amounts were payable contingent upon achieving certain levels of profit. At December 31, 1999 at the completion of the earn-out period, the required levels of profit were met and an additional payment of $6,000,000 was made to complete the transaction.

(iii) On August 18, 1999, the Company acquired the laser vision correction assets of Laser Vision Consultants of Albany, P.L.L.C. in exchange for $1,000,000 cash and 30,000 common shares with a value of $728,000 which will be released equally over three years.

(iv) On December 17, 1999, eyeVantage.com, Inc., an 83% owned subsidiary of the Company, acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for $750,000 in cash, the assumption of $250,000 of liabilities and shares with a value of $3,000,000 in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. The value of $3,000,000 was non-interest bearing payable in cash as a result of the public offering not being completed within the guidelines set by the acquisition agreement. (See "17. Acquisitions - 2001 Acquisitions - iv")

(v) On December 31, 1999, the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. 210,902 shares of the Company with a value of $1,397,000 as determined by the acquisition agreement were released from escrow to the sellers of The Vision Source, Inc. An additional 536,764 shares valued at $4,056,000 were issued in August 2001 to the sellers of The Vision Source, Inc. to reflect the final calculation of contingent amounts as determined by the earn-out formula.

(vi) On January 11, 2000, eyeVantage.com, Inc., an 83% subsidiary of the Company, acquired the operating assets and liabilities of Optical Options, Inc. in exchange for shares with a value of $6,000,000 in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed within the guidelines set by the acquisition agreement, the Company was required to issue two notes payable to the sellers for $3,000,000 each. During 2001, these amounts were renegotiated (See "17. Acquisitions - 2001 Acquisitions - iii.").

(vii) On February 15, 2000, the Company acquired the membership interests of New Jersey Practice Management LLC for $2,828,000 in cash and amounts contingent upon future events. $600,000 was being held in escrow for a period of one year subject to an adjustment of the purchase price determined by completion of the earn-out period and calculation of a contingent amount. Preliminary calculations subsequent to the completion of the earn-out period have resulted in the release of the $600,000 from escrow back to the Company due to not meeting the necessary earn-out requirements and finalization of any amounts subject to further clawback provisions is in process.

(viii) On March 31, 2000, the Company acquired certain assets of a physician's practice located in the state of New York ("New York Practice") in exchange for $11,860,000 in cash and common shares with a value of up to $3,000,000 contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to an Administrative Services Agreement. In fiscal 2001, contingent amounts of $300,000 have been reported as operating expenses, based on pre-determined targets being achieved pursuant to the Administrative Services Agreement, and are payable at a future date.

(ix) On May 8, 2000, the Company acquired an 80% membership interest in Laser Eye Care of Torrance, LLC in exchange for $3,222,000 in cash through Laser Eye Care of California, LLC, a 50.1% subsidiary of the Company.

The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                              Laser Eye      New York
                                               Care of       Practice        Other       Total
                                             California
                                            ---------------------------------------------------
Current assets (including cash of $1,137)          $153           $--        $1,102      $1,255
Fixed assets                                        284            --           564         848
Assets under lease                                1,807            --            --       1,807
Goodwill                                             --            --        15,588      15,588
Practice management agreements                   16,852        12,006         7,802      36,660
Current liabilities                                (146)           --          (913)     (1,059)
Long-term debt                                       --            --          (280)       (280)
Obligations under capital leases                 (1,607)           --            --      (1,607)
Non-controlling interest                           (868)           --        (1,078)     (1,946)
                                            ---------------------------------------------------
                                                $16,475       $12,006       $22,785     $51,266
                                            ---------------------------------------------------

Funded by:
Issuance of common shares                           $--           $--        $2,125      $2,125
Contribution of cash                             16,000        11,860         7,445      35,305
Notes payable                                        --            --         9,000       9,000
Common shares to be issued                           --            --         4,056       4,056
Acquisition costs                                   475           146           159         780
                                            ---------------------------------------------------
                                                $16,475       $12,006       $22,785     $51,266
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

      The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

      Current assets (including cash of $2,428)                    $2,261
      Fixed assets                                                  1,674
      Goodwill                                                      7,648
      Practice management agreements                                6,060
      Current liabilities                                            (621)
      Long-term debt                                               (1,221)
      Non-controlling interest                                       (476)
                                                                 --------
                                                                  $15,325
                                                                  =======
      Funded by:
      Issuance of common shares                                      $837
      Issuance of debt                                                738
      Contribution of cash                                         13,465
      Acquisition costs                                               285
                                                                 --------
                                                                  $15,325
                                                                  =======

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

19. Supplemental Cash Flow Information

Non-cash transactions:

                                                             2001      2000     1999
                                                            ------   -------   ------
Issue of warrants to be expensed over three years              $--      $532      $--
Capital stock issued as remuneration                            35       387      600
Capital stock issued for acquisitions                        6,059     2,125      837
Reversal of accrual for costs of IPO                            --       139       --
Accrued purchase obligations                                 3,899    13,200      738
Capital lease obligations relating to equipment purchases       --     1,366      645
Long-term debt cancellation                                    450        --       --

Cash paid for the following:

                                                             2001      2000     1999
                                                            ------   -------   ------
     Interest                                               $1,668    $2,671   $4,342
                                                            ------   -------   ------

     Income taxes                                             $148    $5,647     $978
                                                            ------   -------   ------

20. Subsequent Events

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 common shares of the Company which is expected to result in the issuance of approximately 24.6 million of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing approximately 7.4 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in December, 2001, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                Balance at                             Deductions-   Balance at
                                                beginning     Expense                 Uncollectable      end
                                                 of year     provision       Other       Amounts       of year
                                                 -------     ---------       -----       -------       -------
                                                                         (in thousands)
Fiscal 1999
Doubtful accounts receivable                    $    1,668   $      729   $       --   $     (918)   $    1,479
Provision against investment and other assets           --           --           --           --            --

Fiscal 2000
Doubtful accounts receivable                         1,479        2,553           --       (1,183)        2,849
Provision against investment and other assets           --           --           --           --            --

Fiscal 2001
Doubtful accounts receivable                         2,849          646           --       (2,335)        1,160
Provision against investment and other assets   $       --   $    1,913   $       --   $       --    $    1,913

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------------------------------
Name and Municipality of        Postion with Corporation     Principal Occupation         Director Since
Residence
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Elias Vamvakas                  Chief Executive Officer      Officer of the Corporation   May 1993
Richmond Hill, Ontario          and Chairman of the Board
                                of Directors(2)
--------------------------------------------------------------------------------------------------------
Dr. Jeffery J. Machat           Director, Co-National        Ophthalmologist              May 1993
Richmond Hill, Ontario          Medical Director
--------------------------------------------------------------------------------------------------------
John F. Riegert                 Director(2)(3)               Director                     June 1995
North York, Ontario
--------------------------------------------------------------------------------------------------------
Howard J. Gourwitz              Director(1)                  Attorney and                 June 1995
Bloomfield Hills, Michigan                                   Counsellor-at-Law,
                                                             shareholder of Gourwitz
                                                             and Barr, P.C.
--------------------------------------------------------------------------------------------------------
Dr. William David Sullins, Jr.  Director(1)(2)               Optometrist                  June 1995
Athens, Tennessee
--------------------------------------------------------------------------------------------------------
Thomas N. Davidson              Director(3)                  Corporate Director           October 2000
Terra Cotta, Ontario
--------------------------------------------------------------------------------------------------------
Warren S. Rustand               Director(1)(2)(3)            Management Consultant        October 1997
Tuscon, Arizona
--------------------------------------------------------------------------------------------------------

(1)   Member of the Corporation's Compensation Committee.
(2)   Member of the Corporation's Corporate Governance Committee.
(3)   Member of the Corporation's Audit Committee.

      Elias Vamvakas is the Chief Executive Officer and Chairman of the Board of Directors of TLC. Prior to co-founding TLC in 1993, Mr. Vamvakas was the President of E.A. Vamvakas Insurance Agencies Limited and the President of the Creative Planning Financial Group of Companies.

      Jeffery J. Machat, MD, is the Co-National Medical Director of TLC. Prior to co-founding TLC in 1993, Dr. Machat performed laser vision correction at the Laser Eye Centre, the Toronto Laser Sight Centre, the Bochner Eye Institute and the Windsor Laser Eye Institute. Dr. Machat received his Royal College of Canada Certification in Ophthalmology in 1990. Dr. Machat was also board certified by the American Academy of Ophthalmology in 1991 and is a member of the American Society of Cataract and Refractive Surgeons and the International Society of Refractive Surgery.

      John F. Riegert has been a director of TLC since June 1995. Mr. Riegert was the Secretary of TLC from 1995 until November 1999. Prior to joining TLC, Mr. Riegert was the Chief Executive Officer of Crossroads Christian Communications Inc., a national broadcasting company, from 1992 to 1995, a private corporate consultant from 1991 to 1992, and the Vice President and Secretary-Treasurer of the Canadian Bankers' Association from 1969 to 1991.

      Howard J. Gourwitz has been a director of TLC since June 1995. Mr. Gourwitz has been a shareholder of the Southfield, Michigan law firm Gourwitz and Barr, P.C. since January 1993. Mr. Gourwitz specializes in the practice of corporate and tax law, estate and financial planning, and commercial planning, real estate, sports and entertainment law.

      William David Sullins, Jr., OD, has been a director of TLC since June 1995. Dr. Sullins has been the President and Chief of Clinical Services of Athens Eye Care Clinic, P.C., a professional optometric corporation, since 1991. Dr. Sullins is a founding member and distinguished practitioner of National Academies of Practice, a Fellow and former member of the Admissions Committee of the American Academy of Optometry, a Fellow and Admissions Chair of the Tennessee Academy of Optometry, Adjunct Professor at the Southern College of Optometry, member Council on Optometric Education, and Past President and former Chairman of the Board of Trustees of the American Optometric Association. Dr. Sullins is a director of First Franklin Bankshares, a financial holding company, and of First National Bank and Trust Company. Dr. Sullins is a Fellow of the American Association of Optometry.

      Thomas N. Davidson has been Chairman of NuTech Precision Metals Inc. and Chairman of Quarry Hill Group, a private investment holding company, since 1986. Nu-Tech Precision Metals Inc. is a manufacturer of high performance metal fabrications for the health care, aerospace, high technology and chemical industries. Mr. Davidson is past Chairman of Hanson Chemical Inc., a supplier of janitorial cleaning products, General Trust, and PCL Packaging Inc., a supplier of plastic packaging. He is on the board of several Canadian and U.S. public companies and was recognized by the Financial Post as the Canadian Entrepreneur of the year in 1979.

      Warren S. Rustand has been a director of TLC since October 1997. Mr. Rustand is currently the Managing General Partner of Harlingwood Capital Partners, a San Diego-based investment firm. Mr. Rustand was the Chairman and Chief Executive Officer of Rural/Metro Corporation, a U.S. public company providing ambulance and fire protection services, from 1996 to August 1998. Mr. Rustand was Chairman and Chief Executive Officer of The Cambridge Company Ltd., a merchant banking and management consulting company, from 1987 to 1997. From 1994 to 1997, Mr. Rustand was also the Chairman of 20/20 Laser Centers, Inc.

      Thomas G. O'Hare (age 48) was appointed the President and Chief Operating Officer of TLC on August 7, 2000. Prior to joining TLC, Mr. O'Hare was Executive Vice President, Operations and Development for Host Marriott Services Corporation's North American airports, travel plazas and entertainment facilities. Mr. O'Hare holds a B.A. in Hotel, Restaurant and Institutional Management from Michigan State University. Mr. O'Hare also serves as an Executive Committee Member of the Commonwealth Council of the State of Virginia.

      David C. Eldridge, OD, FAAO (age 46) is the Executive Vice President, Clinical Affairs of TLC. Prior to joining TLC full-time in 1997, Dr. Eldridge was an optometrist from 1978 to 1997 and was the first private practice optometrist in the United States to perform laser eye surgery. He served as President of the Oklahoma Chapter of the American Association of Optometry
(AAO), President of the Oklahoma American Optometric Association ("OAOA"), member of the OAOA Board of Directors, Chairman of the OAOA Education Committee, Oklahoma "Optometrist of the Year" in 1993 and is a charter member of the OAOA Contact Lens Section. Dr. Eldridge is a Fellow of the American Association of Optometry.

      William P. Leonard (age 35) was appointed the Executive Vice President of Operations for TLC in 1999. Previously, he served as Regional General Manager for TLC. Prior to joining TLC in 1997, Mr. Leonard was a Site Manager of 20/20 Laser Centers, Inc. from 1995 to February 1997. From 1990 to 1995, Mr. Leonard was a Territory Manager for Wesley Jessen Corporation, a division of Schering-Plough Corp.

      Lloyd D. Fiorini, J.D., LL.M. (age 35), was appointed Secretary of TLC in November 1999 and General Counsel of TLC in March 2000. Prior to joining TLC as legal counsel in July 1998, Mr. Fiorini practised law in the Washington, D.C. offices of the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Mr. Fiorini's practice focused in the areas of health care fraud and abuse, health care compliance and health care transactions. Mr. Fiorini received a Masters of Law in Health Law from Loyola University School of Law - Chicago.

      Jay Peters (age 49) is the Executive Vice President, Chief Marketing Officer of TLC. Prior to joining TLC in September 2000, Mr. Peters operated a management and marketing consulting firm, Peters & Company from 1999 to 2000. From 1991 to 1999 Mr. Peters was President of Horizon International, a division of The Oshawa Group Limited.

      Paul Frederick (age 56) is the Executive Vice President, Human Resources of TLC. Prior to joining TLC in February 2001, Mr. Frederick served from 1997 to 2000 as Executive Vice President, Business Transformation for Thomas Cook Group Ltd. (UK) which provides travel financial services. Before assuming that position, Mr. Frederick served as Executive Vice President, Financial Services Division, Human Resources and Business Transformation

(Worldwide) from 1995 to 1997 and as Sr. Vice President Human Resource, Americas from 1992 to 1995.

      Henry Lynn (age 49) was appointed Executive Vice President, Information Systems of TLC in March 1998. During 1994 Mr. Lynn was Vice President Information Systems for Hawker Siddeley Canada, Inc. and from 1995 to March 1998 performed in that role for BeaconEye Inc. Prior to 1994, Mr. Lynn was Vice President, Information Systems of Indal Ltd., a large diversified multi-plant manufacturing organization.

      Madeline D. Walker (age 53) has been Executive Vice President since August 2000. From 1996 until July 2000, Ms. Walker served as the Chief Operating Officer of TLC. Ms. Walker has been associated with TLC since 1993. Since 1990, she has also been the President of Mainstay Human Resources Corporation, a management consulting company.

      Brian Park (age 41) joined TLC in April 2000 as Controller and has acted as interim chief financial officer since January, 2001. From 1994 to 2000 Mr. Park was the Vice President of Finance for an international hi-tech company in the oil and gas industry.

ITEM 11 EXECUTIVE COMPENSATION

Information on Executive Compensation

The following table sets forth all compensation earned during the last three completed fiscal years by TLC's Chief Executive Officer and TLC's four highest paid executive officers who were serving as executive officers at the end of the fiscal year ended May 31, 2001 and whose annual salary and bonus exceeded U.S.$100,000 in fiscal 2001, referred to as TLC's named executive officers.

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------
                                                                          Annual                     Long-Term
                                                                       Compensation                Compensation
-------------------------------------------------------------------------------------------------------------------
Name and Principal Position            Fiscal         $         ($) Salary      ($) Bonus       Common Shares under
                                         Year      Currency      June 1 -        June 1 -             Option
                                                                  May 31          May 31                (#)
-------------------------------------------------------------------------------------------------------------------
Elias Vamvakas,                          1999       U.S.           282,391              --        250,000(1)
Chief Executive Officer                  2000       U.S.           342,428              --             --
                                         2001       Cdn.           573,370              --             --
-------------------------------------------------------------------------------------------------------------------
Dr. Jeffery J. Machat,                   1999       U.S.        960,228(2)              --         20,000(3)
Co-National Medical Director             2000       U.S.      1,014,863(2)              --             --
                                         2001       U.S.        398,297(2)              --             --
                                                    Cdn.         64,916(2)              --             --
-------------------------------------------------------------------------------------------------------------------
Thomas G. O'Hare                         2001       U.S.           269,608          15,000        250,000(4)
President and Chief Operating Officer
-------------------------------------------------------------------------------------------------------------------
David C. Eldridge                        1999       U.S.           172,054              --         20,000(3)
Executive Vice-President, Clinical       2000       U.S.           207,426          12,500         15,500(5)
Affairs                                  2001       U.S.           233,769           9,850         50,500(5)
-------------------------------------------------------------------------------------------------------------------
William P. Leonard                       1999       U.S.           118,890          60,000         15,750(3)
Vice-President, Operations               2000       U.S.           149,904          70,913         10,500(5)
                                         2001       U.S.           190,198           8,571         50,000(5)
-------------------------------------------------------------------------------------------------------------------

(1) These were "bonus" options. Options to acquire 125,000 TLC common shares vested immediately and options to acquire 62,500 were to vest on each of December 31, 1999 and 2000, provided that, prior to such dates, (i) TLC achieved certain financial results or (ii) the price of the TLC common shares on The Toronto Stock Exchange reached certain levels. As neither of these conditions were met on the specified dates, the unvested options were forfeited.

(2) TLC has an agreement with Excimer Management Corporation which will make available to TLC the services of Dr. Jeffery J. Machat as a consultant relating to the business of TLC. Under the agreement, Dr. Machat continues in his capacity as Co-National Medical Director of TLC. The agreement provides for an annual consulting fee in the amount of $100,000 (which is a decrease from the consulting fee of $200,000 payable in the calendar year 1999). Dr. Machat and TLC also have agreed that he will perform excimer laser procedures at one or more of TLC's clinics and will be entitled to receive a fee based on the number and complexity of procedures he performs (see the description of the agreement under "- Employment Contracts"). In order to comply with U.S. disclosure requirements, the procedure fees have been included in the amount of salary compensation. Of the amounts set forth above, for fiscal 1999, $100,000, for fiscal 2000, approximately $167,000, and for fiscal 2001, $100,000, constitute the consulting fees paid by TLC for Dr. Machat's services as Co-National Medical Director, and the remainder constitutes procedure fees paid by patients for medical services performed by Dr. Machat at TLC clinics. In fiscal 2001, Dr. Machat earned procedure fees in both Canadian and U.S. dollars.

(3)   These options vested or will vest one year after the date granted.

(4) One third of these options will vest on each of the first, second and third anniversary of the grant of the options. The options expire five years from the vesting date.

(5) One quarter of these options will vest on each of the first, second, third and fourth anniversary of the grant of the options.

The following table sets forth the individual grants of TLC stock options for fiscal 2001 to the named executive officers:

                       Options Granted During Fiscal 2001

------------------------------------------------------------------------------------------------------------------------------------
Name                  Common        Date of Grant    % of Total   Exercise     Market Value of     Expiration Date     Value Under
                      Shares                           Options    or Base       Common Shares                         Black-Scholes
                      Under                          Granted to    Price         Underlying                              Option
                      Options                         Employees                Options on the                            Pricing
                      Granted                         in Fiscal                 Date of Grant                           Model(1)
                        (#)                             Year
------------------------------------------------------------------------------------------------------------------------------------
Elias Vamvakas               --                --      --              --             --                  --               --
------------------------------------------------------------------------------------------------------------------------------------
Jeffery J. Machat            --                --      --              --             --                  --               --
------------------------------------------------------------------------------------------------------------------------------------
Thomas G. O'Hare      83,334(2)    August 1, 2000       7%          $6.31          $6.31           August 1, 2006
                      83,333(3)    August 1, 2000       7%          $6.31          $6.31           August 1, 2007      1,015,000
                      83,333(4)    August 1, 2000       7%          $6.31          $6.31           August 1, 2008
------------------------------------------------------------------------------------------------------------------------------------
David C. Eldridge     50,000(5)    December 1, 2000     4%          $2.66          $2.66           December 1, 2005      85,500
                       500(5)      December 11, 2000   .04%         $1.34          $1.34           December 11, 2005      430
------------------------------------------------------------------------------------------------------------------------------------
William P. Leonard    50,000(5)    December 1, 2000     4%          $2.66          $2.66           December 1, 2005      85,500
------------------------------------------------------------------------------------------------------------------------------------

(1) Assumes: 6.5% risk-free rate of interest; dividend yield of 0%; volatility 83%; options mature in 5 years and the expected life is 40 years.

(2)   Options vested on August 1, 2001.

(3)   Options vest on August 1, 2002.

(4)   Options vest on August 1, 2003.

(5) One quarter of all options granted vest on each of the first, second, third and fourth anniversary of the grant of the options. All options expire on the fifth anniversary of the grant of the options.

The following table sets forth all TLC stock options exercised by TLC's named executive officers during fiscal 2001 and the total number of shares underlying unexercised TLC stock options of TLC's named executive officers and their dollar value at the end of fiscal 2001:

 Aggregate Option Exercises During Fiscal 2001 and Fiscal Year-End Option Values

---------------------------------------------------------------------------------------------------------------------------
                                                                  Unexercised Options             Value of Unexercised
                                                                  at Fiscal Year-End         in-the-Money Options at Fiscal
                                                                                                       Year-End(1)
                                                                                                           ($)
---------------------------------------------------------------------------------------------------------------------------
Name                         Common Shares     Aggregate     Exercisable    Unexerciseable    Exercisable    Unexerciseable
                              Acquired on        Value
                             Exercise (#)    Realized ($)
---------------------------------------------------------------------------------------------------------------------------
Elias Vamvakas                          --             --      533,273               --          955,359            --
---------------------------------------------------------------------------------------------------------------------------
Dr. Jeffery J. Machat               15,207         49,650       60,000               --            7,750            --
---------------------------------------------------------------------------------------------------------------------------
Thomas G. O'Hare                        --             --           --          250,000               --            --
---------------------------------------------------------------------------------------------------------------------------
David C. Eldridge                   15,207         38,850       56,375           62,125            5,425       118,830
---------------------------------------------------------------------------------------------------------------------------
William P. Leonard                     --              --       22,200           57,875               --            --
---------------------------------------------------------------------------------------------------------------------------

(1) Value is based upon the closing price of TLC's common shares on the Nasdaq National Market System on May 31, 2001, which was $5.00.

Employment Contracts

Mr. Elias Vamvakas

TLC entered into an employment contract with Mr. Elias Vamvakas on January 1, 1996. He is the Chief Executive Officer and Chairman of the board of directors of TLC. This agreement was amended on August 14, 1998. The term of the amended agreement is five years commencing on January 1, 1996 with automatic one year renewals unless otherwise terminated by the parties. During the initial year of the agreement, the base salary was $225,000, $250,000 in the second year of the term, $275,000 in the third year, $316,250 in the fourth year, and $363,750 in the fifth year. After that time, Mr. Vamvakas' base salary will be determined by the TLC board of directors but will never be less than the previous year's base salary plus fifteen percent. The agreement also provided for Mr Vamvakas to receive, except in the fourth and fifth years of the contract, discretionary annual bonus as determined by the TLC board of directors.

Under the amendment to the contract, Mr. Vamvakas was granted options to acquire an aggregate of 250,000 TLC common shares at an exercise price of Cdn.$20.75 ($13.13). Options to acquire 125,000 TLC common shares vested immediately and options to acquire 62,500 were to vest on each of December 31, 1999 and 2000, provided that, prior to such dates, (a) TLC achieved certain financial results or (b) the price of the TLC common shares on The Toronto Stock Exchange reached certain levels. As neither of these conditions were met on the specified dates, the unvested options were forfeited. Mr. Vamvakas' contract was further amended as of January 1, 2001 to provide for the payment of a cash performance bonus of $209,156.25 if (a) TLC achieves certain financial results, or (b) the price of the TLC common shares on The Toronto Stock Exchange reaches certain levels during the 2001 calendar year.

Mr. Vamvakas' employment may be terminated for just cause (as defined in the agreement). If terminated other than for just cause, Mr. Vamvakas will be entitled to receive 24 months' base salary and bonus and shall be entitled to exercise all TLC stock options granted but not otherwise exercisable or forfeited.

The agreement also contains non-competition and confidentiality covenants for the benefit of TLC.

Dr. Jeffery J. Machat

TLC has an agreement with Excimer Management Corporation which corporation will make available to TLC the services of Dr. Jeffery J. Machat as a consultant relating to the business of TLC. Under the agreement, Dr. Machat continues in his capacity as Co-National Medical Director of TLC for a period of three years commencing on February 1, 2000. The agreement provides for an annual consulting fee in the amount of $100,000. Dr. Machat and TLC have also entered into an agreement effective as of February 1, 2000 under which he performs excimer laser procedures at one or more of TLC's clinics and is entitled to receive a fee equal to the greater of 15% of the procedure fee collected by TLC and $300 per eye. In addition, effective as of April 1, 2000, Dr. Machat is paid $4,800 per day for complex case days. Typically, 12 complex cases are performed by Dr. Machat each complex case day. Dr. Machat and TLC have similarly entered into an agreement with respect to Custom Lasik. Effective as of March 1, 2000 for Custom Lasik cases, Dr. Machat pays TLC a facility access fee of $1,000 unless the case arose from TLC's marketing efforts, in which case Dr. Machat pays TLC a facility access fee of $1,500.

Dr. Machat's consulting agreement may be terminated for just cause. If terminated other than for just cause, Dr. Machat will be entitled to receive an amount equal to two times the annual consulting fee.

Dr. Machat's consulting agreement contains non-competition and confidentiality covenants for the benefit of TLC.

David C. Eldridge, O.D.

TLC has entered into an employment agreement with Dr. David Eldridge who is Executive Vice President, Clinical Affairs of TLC. The term of the agreement is three years commencing on September 1, 1999 with automatic one year renewals unless otherwise terminated by the parties. The base annual salary under the employment agreement is $183,337, with an annual review of salary increases by TLC based on the discretion of the TLC board of directors. Dr. Eldridge is also entitled to receive options under TLC's stock option plan. Dr. Eldridge's compensation also includes an annual bonus of up to 20% of his annual salary based on Dr. Eldridge's personal performance and the financial performance of TLC as a whole.

Dr. Eldridge's employment may be terminated by TLC for just cause, as defined in the agreement. If terminated for other than just cause, Dr. Eldridge will be entitled to receive 12 months' base salary plus an additional month for each year worked following December 10, 1998 to a maximum of six additional months.

The agreement contains change of control provisions that provide, among other things, that Dr. Eldridge may terminate his employment with TLC for any reason within six months following a change of control and would be entitled to 12 months base annual salary on termination.

The agreement also contains non-competition and confidentiality covenants for the benefit of TLC.

William P. Leonard

TLC has entered into an employment contract with Mr. William P. Leonard who is Executive Vice President, Operations of TLC. The term of the agreement is three years commencing on June 1, 2000 with automatic one year renewals unless otherwise terminated by the parties. The base annual salary under the employment agreement is $150,000, with an annual review of salary increases by TLC based on the discretion of the TLC board of directors. Mr. Leonard is also entitled to receive options under TLC's stock option plan. Mr. Leonard's compensation also includes an annual bonus of up to 20% of his annual salary based on Mr. Leonard's personal performance and the financial performance of TLC as a whole.

Mr. Leonard's employment may be terminated for just cause, as defined in the agreement. If terminated for other than just cause, Mr. Leonard will be entitled to receive 12 months' base salary plus an additional month for each year worked following the third anniversary of the effective date of the agreement to a maximum of six additional months.

The agreement contains change of control provisions that provide, among other things, that Mr. Leonard may voluntarily terminate his employment with TLC within six months following a change of control and would be entitled to 12 months' base salary on termination. The agreement also contains non-competition, non-solicitation and confidentiality covenants for the benefit of TLC.

Thomas G. O'Hare

TLC has entered into an employment agreement with Thomas G. O'Hare who is President and Chief Operating Officer of TLC. The term of the agreement is three years commencing on August 7, 2000 with automatic one year renewals unless otherwise terminated by the parties. The annual base salary under the employment agreement is $325,000, with an annual review of salary increase by TLC based on the discretion of the TLC board of directors. Mr. O'Hare is also entitled to receive options under TLC's stock option plan after the third anniversary of the commencement of his term of employment. Mr. O'Hare also received a signing bonus upon entering into the agreement worth $50,000. Mr. O'Hare's compensation includes an annual bonus of up to 50% of his annual base salary based on Mr. O'Hare's personal performance and the financial performance of TLC as a whole.

As an inducement to enter into his employment agreement with TLC, Mr. O'Hare was granted options to acquire 250,000 TLC common shares. One third of these options will vest on each of the first, second and third anniversaries of the commencement of the term of the agreement.

Mr. O'Hare's employment may be terminated for just cause, as defined in the agreement. If terminated for other than just cause, Mr. O'Hare will be entitled to continue to receive his annual salary for a period of 18 months, less one half of any amount earned by Mr. O'Hare in other employment activities. If during this 18 month period, Mr. O'Hare earns more than his base salary for a consecutive 12 month period, Mr. O'Hare will be entitled to a lump sum equal to 50% of the remaining payments to be made under the termination provision.

The agreement also contains non-competition, non-solicitation and confidentiality covenants for the benefit of TLC.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the TLC board of directors is composed of Messrs. Gourwitz, Davidson and Rustand and Dr. Sullins. None of the members of the compensation committee is an officer, employee or former officer or employee of TLC or any of its subsidiaries.

Compensation of Directors

Directors who are not executive officers of TLC are entitled to receive an attendance fee of $500 in respect of each meeting attended as well as an annual fee of $15,000. Non-executive directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the TLC board of directors. In addition, outside directors are entitled to receive options to acquire TLC common shares under TLC's stock option plan based on TLC's performance. For fiscal 2001, options to acquire 15,000 TLC common shares were granted to each of the outside directors. The chair of each of the audit, compensation and corporate governance committee also receives an annual fee of $5,000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities Exchange Act of 1934, as amended, requires TLC's directors, certain officers and persons who own more than 10% of a registered class of TLC's equities securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the U.S. Securities and Exchange Commission. Such directors, officers and 10% shareholders are also required by U.S. Securities and Exchange Commission's rules to furnish TLC with copies of all Section 16(a) reports they file. TLC assists its directors and officers in preparing their Section 16(a) reports. In fiscal 2001, the preparation of certain Section 16(a) reports was delayed. As a result, a report on Form 3 for each of Mr. Davidson (the February 28, 2001 report), Mr. O'Hare (the February 24, 2001 report), Mr. Peters (the February 14, 2001 report) and Mr. Frederick (the September 27, 2001 report) were filed late. As well, a report on Form 4 for Dr. Machat (the March 22, 2001 report) was filed late.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at September 21, 2001, the security ownership of TLC directly and beneficially, including vested options, by the directors, named executive officers of TLC, the directors, and executive officers as a group, and each person who, to the knowledge of the directors or officers of TLC, beneficially owns, directly or indirectly, or exercises control or direction over common shares carrying more than 5% of the voting rights attached to all outstanding TLC common shares.

Directors,                                          Total Number of         Percentage of Common         Options
Executive Officers and 5% Shareholders            Shares Beneficially        Shares Beneficially       Beneficially
                                                         Owned                     Owned                  Owned
TAL Investments Counsel Limited............           5,215,825                   13.7%                       --
Elias Vamvakas.............................           3,872,009                   10.2%                  533,273
Dr. Jeffery J. Machat......................           2,956,826                    7.8%                   60,000
   All 5% shareholders as a group..........          12,044,660                   31.7                   593,273
Howard J. Gourwitz.........................              35,896                     *                     35,000
Thomas G. O'Hare...........................             255,656                     *                    250,000
David C. Eldridge..........................             214,514                     *                    118,500
Dr. William David Sullins, Jr..............              68,900                     *                     35,000
William P. Leonard.........................              80,275                     *                     80,075
Warren S. Rustand..........................              32,928                     *                     30,000
John F. Riegert............................              32,500                     *                     32,500
Thomas N. Davidson.........................              15,000                     *                     15,000
   All directors and officers as a group...           7,564,504                   18.3%                1,204,555

Under the rules of the U.S. Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days by exercising options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of that individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Total Number of Shares Beneficially Owned includes the shares listed under the column Options Beneficially Owned, which are the shares subject to outstanding options which are presently exercisable or are exercisable within 60 days of September 21, 2001. Total Number of Shares Beneficially Owned also includes 1,749,516 shares held indirectly by Mr. Vamvakas through WWJD Corporation, a corporation wholly-owned by the Vamvakas Family Trust, and 1,000,484 held indirectly by Mr. Vamvakas through Insight International Bank Corp. As well, 2,837,500 shares owned by Dr. Machat are held indirectly through 1123562 Ontario Limited, a corporation wholly-owned by the Machat Family Trust. Mr. Eldridge's total includes 6,426 shares held indirectly by Megan Eldridge. The table excludes 234,702 shares owned by LNG Enterprises, Inc., of which Mr. Gourwitz is an associate.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Officers

No officer, director, or employee, or former officer, director or employee of TLC or any of its subsidiaries, or associate of any such officer, director or employee is currently or has been indebted (other than routine indebtedness) at any time during the fiscal year ended May 31, 2001 to TLC or any of its subsidiaries.

Interests of Insiders in Prior Transactions

Certain current officers and directors of TLC have interests in the merger announced on August 27, 2001 and described above under the heading "Business - Overview" relating to their future employment with the merged company. Such interests will be described in greater detail in the Company's Registration Statement on Form S-4.

During the fiscal year ended May 31, 2001, the law firm Gourwitz and Barr, P.C., of which Mr. Gourwitz is a shareholder, provided legal services to TLC.

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

      21.1        List of Registrant's Subsidiaries
      23.1        Consent of Auditors

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TLC LASER EYE CENTERS INC.


                                        By: /s/ Lloyd D. Fiorini
                                            ------------------------------------
                                            Lloyd D. Fiorini
                                            Secretary and General Counsel
                                            September 28, 2001