Form 10-Q
period 2001-08-31
TLC LASER CENTER INC
filed 2001-10-15
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001
                         COMMISSION FILE NUMBER: 0-29302

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of October 1, 2001, there were 38,065,058 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended May 31, 2001. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC" shall mean TLC Laser Eye Centers Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-Q to "fiscal 2001" shall mean the 12 months ended on May 31, 2001 and "fiscal 2002" shall mean to 12 months ending on May 31, 2002. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Statement of Income for the Three Months ended August 31, 2001 and August 31, 2000.

                  Segmented Information for the Three Months ended August 31, 2001 and August 31, 2000.

                  Consolidated Balance Sheet at August 31, 2001 and May 31, 2001

                  Consolidated Statement of Cashflows for the Three Months ended August 31, 2001 and August 31, 2000

                  Consolidated Statements of Stockholders' Equity

                  Notes to Interim Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

        TLC LASER EYE CENTERS INC.
        CONSOLIDATED STATEMENT OF INCOME

                                                              Three months ended August 31,
(U.S. dollars, in thousands except per share amounts)             2001              2000
=========================================================================      ============
Net revenues
   Refractive                                                $     31,377      $     45,622
   Other                                                            3,647             2,323
-------------------------------------------------------------------------------------------

Net revenues                                                       35,024            47,945
-------------------------------------------------------------------------------------------

Expenses
   Doctor Compensation
     Refractive                                                     2,676             4,850
   Operating                                                       32,574            41,928
   Interest and other                                                 (24)             (966)
   Depreciation of capital assets and assets under lease            2,958             3,733
   Amortization of intangibles                                      2,564             3,158
-------------------------------------------------------------------------------------------
                                                                   40,748            52,703
-------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   NON-CONTROLLING INTEREST                                        (5,724)           (4,758)

Income taxes                                                         (466)             (174)

Non-controlling interest                                             (372)             (240)
-------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                             $     (6,562)     $     (5,172)
                                                             ==============================

BASIC INCOME (LOSS) PER SHARE                                $      (0.17)     $      (0.14)

Weighted average number of
   Common Shares Outstanding                                   38,039,639        37,203,625

Fully Diluted Income (Loss) per share                        $      (0.17)     $      (0.14)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.
SEGMENTED INFORMATION

Three months ended August 31,                                                                2001           2000
(U.S. dollars, in thousands)                              Refractive         Other           Total          Total
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Net revenues                                              $   31,377      $    3,647      $   35,024      $   47,945
Doctor compensation                                            2,676              --           2,676           4,850
--------------------------------------------------------------------------------------------------------------------

Net revenue after doctor compensation                         28,701           3,647          32,348          43,095
--------------------------------------------------------------------------------------------------------------------

Expenses
Operating                                                     30,056           2,518          32,574          41,928
Interest and other                                               (17)             (7)            (24)           (966)
Depreciation of capital assets and assets under lease          2,808             150           2,958           3,733
Amortization of intangibles                                    2,452             112           2,564           3,158
--------------------------------------------------------------------------------------------------------------------

                                                              35,299           2,773          38,072          47,853
--------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                 (6,598)            874          (5,724)         (4,758)
Income taxes                                                     (89)           (377)           (466)           (174)
Non-controlling interest                                        (325)            (47)           (372)           (240)
--------------------------------------------------------------------------------------------------------------------

Net Income                                                $   (7,012)     $      450      $   (6,562)     $   (5,172)
                                                          ==========================================================

Prepared in accordance with U.S.Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEET

                                                             Aug.31         May 31
(U.S. dollars, in thousands)                                  2001           2001
====================================================================================
ASSETS
Current assets
  Cash and cash equivalents                                $  47,203      $  47,987
  Marketable securities                                           --          6,063
  Accounts receivable                                          8,525          9,950
  Prepaids and sundry assets                                   5,000          4,501
------------------------------------------------------------------------------------
  Total current assets                                        60,728         68,501

Restricted cash                                                1,620          1,619
Investments and other assets                                  17,096         23,171
Intangibles                                                   90,249         92,802
Capital assets                                                43,500         44,963
Assets under capital lease                                     6,933          7,382
------------------------------------------------------------------------------------

Total assets                                               $ 220,126      $ 238,438
====================================================================================

LIABILITIES
Current liabilities
    Accounts payable and accrued liabilities               $  13,910      $  15,028
    Accrued legal settlements                                  2,100          2,100
    Accrued purchase obligations                               3,000          3,000
    Accrued restructuring costs                                  403            718
    Accrued wage costs                                         2,316          3,652
    Current portion of long term debt                          3,812          3,826
    Current portion of obligations under capital lease         2,724          2,943
    Income taxes payable                                         460            397
------------------------------------------------------------------------------------

Total current liabilities                                     28,725         31,664

Long term debt                                                 6,589          7,032
Obligations under capital lease                                  773          1,281
Deferred rent and compensation                                   566            617
------------------------------------------------------------------------------------

  Total liabilities                                           36,653         40,594
------------------------------------------------------------------------------------
Non-controlling interest                                       9,994         10,738
------------------------------------------------------------------------------------

Commitments

SHAREHOLDERS' EQUITY
Capital stock                                                276,368        276,277
Warrants                                                         532            532
Deficit                                                      (86,723)       (80,161)
Accumulated other comprehensive income (loss)                (16,698)        (9,542)
------------------------------------------------------------------------------------
  Total shareholders' equity                                 173,479        187,106
------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                 $ 220,126      $ 238,438
====================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF CASHFLOWS

Three months ended August 31,
(U.S. dollars, in thousands)                                                                      2001          2000
======================================================================================================================
Operating activities
Net income for the period                                                                       $ (6,562)     $ (5,172)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                    5,522         6,891
  (Gain)/loss on sale of fixed assets and assets under lease                                          (6)          479
  Non-controlling interest                                                                           372           240
  Other                                                                                              (23)           --

Changes in non-cash operating items
Accounts receivable                                                                                1,425         3,195
Prepaids and sundry assets                                                                          (499)        1,098
Accounts payable and accrued liabilities                                                          (2,768)       (2,827)
Income taxes payable (net)                                                                           199         3,765
Deferred rent and compensation                                                                       (51)          204
----------------------------------------------------------------------------------------------------------------------

Cash provided by (used for) operating activities                                                  (2,391)        7,873
----------------------------------------------------------------------------------------------------------------------

Financing activities
Restricted cash                                                                                       (1)           (5)
Principal payments of debt financing                                                                (458)         (599)
Principal payments of obligations under capital lease                                               (727)       (1,195)
Payments of accrued purchase obligations                                                              --        (3,000)
Contributions from non-controlling interests                                                          --            18
Distributions to non-controlling interests                                                        (1,248)       (1,470)
Payments related to the purchase and cancellation of capital stock                                    --           (96)
Proceeds from the issuance of capital stock                                                           91           172
----------------------------------------------------------------------------------------------------------------------

Cash used for financing activities                                                                (2,343)       (6,175)
----------------------------------------------------------------------------------------------------------------------

Investing activities
Purchase of capital assets and assets under lease                                                 (1,052)       (3,715)
Proceeds from sale of fixed assets and assets under lease                                             11         1,320
Proceeds from the sale of investments                                                                137           760
Acquisitions and investments                                                                      (1,207)       (5,900)
Marketable securities                                                                              6,063            --
Other                                                                                                 (2)          129
----------------------------------------------------------------------------------------------------------------------

Cash provided by (used for) investing activities                                                   3,950        (7,406)
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                    (785)       (5,708)

Cash and cash equivalents, beginning of year                                                      47,987        78,531
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of Period                                                        $ 47,203      $ 72,823
======================================================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

TLC Laser Eye Centers Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          (U.S. dollars, in thousands)

                                                    Common stock                 Warrants
                                                    ------------                 --------
                                                                                                               Other
                                                                                                            Accumulated
                                                Number                      Number                         Comprehensive
                                               of Shares       Amount     of Warrants   Amount   Deficit       Income        Total
                                                (000's)          $          (000's)        $        $             $            $
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                            37,362       269,454                      --    (31,267)       5,936       244,123
Warrants issued                                                                100        532                                   532
Shares issued for acquisition                       302           728                                                           728
Value determined for shares issued
  contingent on meeting earnings criteria            --         1,397                                                         1,397
Shares purchased for cancellation                  (710)       (5,162)                            (5,203)                   (10,365)
Exercise of stock options                            87         1,314                                                         1,314
Shares issued as remuneration                        44           387                                                           387
Shares issued as part of the employee
share purchase plan                                  65         1,696                                                         1,696
Reversal of IPO costs, over accrual                  --           139                                                           139
Comprehensive income (loss)
  Net income (loss)                                                                               (5,918)
  Other comprehensive income (loss)
  Unrealized gains/losses on available-
     for-sale securities                                                                                      (10,387)
Total comprehensive income (loss)                                                                                           (16,305)
------------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000                             37,150       269,953          100        532    (42,388)      (4,451)      223,646
Shares issued for acquisition                       832         6,059                                                         6,059
Shares purchased for cancellation                  (108)         (481)                                                         (481)
Exercise of stock options                            40           125                                                           125
Shares issued as remuneration                         5            35                                                            35
Shares issued as part of the employee
share purchase plan                                 112           586                                                           586
Comprehensive income (loss)
  Net income (loss)                                                                              (37,773)
  Other comprehensive income (loss)
  Unrealized gains/losses on available-
     for-sale securities                                                                                       (5,091)
Total comprehensive income (loss)                                                                                           (42,864)
------------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2001                             38,031       276,277          100        532    (80,161)      (9,542)      187,106
Shares issued as part of the employee
share purchase plan                                  18            91                                                            91
Comprehensive income (loss)
  Net income (loss)                                                                               (6,562)
  Other comprehensive income (loss)
  Unrealized gains(losses) on available-
     for-sale securities                                                                                       (7,156)
Comprehensive income (loss)                                                                                                 (13,718)
------------------------------------------------------------------------------------------------------------------------------------
Balance August 31, 2001                          38,049       276,368          100        532    (86,723)     (16,698)      173,479
====================================================================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2001
(Unaudited)

1.    Basis of Presentation

      The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 2001 Annual Report on Form 10-K filed by TLC Laser Eye Centers Inc. (the "Company") with the Commission. The unaudited interim consolidated financial statements as of August 31, 2001 and August 31, 2000 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The August 31, 2000 three month consolidation includes certain reclassifications to conform with classifications for the three month period ended August 31, 2001.

      The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2.    Intangible Assets

      Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). Within six months (by November 30, 2001) of adoption of SFAS No.142, the Company will have completed a transitional impairment review to identify if there is an impairment to the goodwill or intangible assets of indefinite life using a fair value methodology which differs from an undiscounted cash flow methodology which continues to be used for intangible assets with an identifiable life. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended November 30, 2001. Subsequent impairment losses will be reflected in operating income in the income statement.

      As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 has been adopted is presented below for the three months ended August 31, 2000.

                                                  -----------------------------

                                                  Three months ended August 31,
                                                  -----------------------------

      --------------------------------------------------------------------------
                                                     2000                2001
      --------------------------------------------------------------------------
      Reported net income                         $  (6,562)          $  (5,172)
      --------------------------------------------------------------------------
      Add back goodwill amortization                     --               1,300
      --------------------------------------------------------------------------

      Adjusted net income                         $  (6,562)          $  (3,872)
      --------------------------------------------------------------------------

      Basic earnings per share:
      --------------------------------------------------------------------------
       Reported net income                        $   (0.17)          $   (0.14)
      --------------------------------------------------------------------------
       Goodwill amortization                             --                0.04
      --------------------------------------------------------------------------

       Adjusted net income                        $   (0.17)          $   (0.10)
      --------------------------------------------------------------------------

      --------------------------------------------------------------------------
      Diluted earnings per share:
      --------------------------------------------------------------------------
       Reported net income                        $   (0.17)          $   (0.14)
      --------------------------------------------------------------------------
       Goodwill amortization                             --                0.04
      --------------------------------------------------------------------------

       Adjusted net income                        $   (0.17)          $   (0.10)
      --------------------------------------------------------------------------

3.    Comprehensive Income (Loss)

      Total comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss), which, primarily comprises net unrealized gains or losses on securities which are available-for-sale. Total comprehensive income (loss) was $(13.7) million for the three months ended August 31, 2001 and $(6.7) million for the three months ended August 31, 2000. Other comprehensive (loss) was $(7.2) million and $(1.5) million for the three months ended August 31, 2001 and 2000, respectively.

4.    Acquisition Related Activities

      Laser Vision Centers, Inc.

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each share of Laser Vision common stock which is expected to result in the issuance of approximately 26.5 million shares of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to issue approximately 7.9 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the third quarter of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions. The Company has incurred $2.0 million in costs related to the merger, $1.2 million of which was incurred in the current quarter. These costs have been categorized as non-current assets in the current quarter and will be included in the purchase accounting upon completion of the transaction. Once the transaction has been closed, the Company will review its operations, strategic investments and assets, which may result in restructuring provisions or write-offs.

      Additionally, as contemplated by the Merger Agreement (as hereinafter defined), immediately prior to the effective time of the merger, Laser Vision will reduce the exercise price of approximately 2.1 million outstanding stock options and warrants of Laser Vision which would have an exercise price greater than $8.688 per share of TLC stock after the merger to a price equivalent to $8.688 per share of TLC common stock. In addition, subject to shareholder and regulatory approval, TLC will allow the holders of outstanding TLC stock options with an exercise price greater than $8.688 to elect to reduce the exercise price of their options to $8.688 by surrendering a number of the shares subject to each repriced option as follows: for every option with an exercise price of at least $40, the holder will surrender 75% of the shares subject to such option; for every option with an exercise price of at least $30 but less than $40, the holder will surrender approximately 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder will surrender 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder will not surrender any of the shares subject to such option.

5.    Divestitures and Restructuring Charges

      In the second quarter of fiscal 2001, accrued liabilities for restructuring provisions were recorded as a result of the decision to exit from an e-commerce enterprise eyeVantage.com Inc., the potential for losses in an equity investment in a secondary care operation and estimated costs associated with the Company's initiative to eliminate centers which have been targeted under current restructuring initiatives. At the end of fiscal 2001, the Company reflected outstanding accrued liabilities for restructuring activities of $718,000 and in the current quarter the Company has utilized $315,000 of these provisions.

6.    Supplemental Cash Flow Information

      Non-cash transactions:

                                                   Three months ended August 31,
                                                       2001            2000
                                                      -------         ------
      Accrued purchase obligations                           --       (4,199)
      Capital stock issued for acquisitions                  --        6,059

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of the Company's annual report of the Form 10-K. The following discussion is based upon the Company's results under United States GAAP. Unless otherwise specified, all dollar amounts are U.S. dollars.

Overview

TLC is one of the largest providers of laser vision correction services in North America. TLC owns and manages eye care centers which, together with TLC's network of over 12,500 eye care doctors, provide laser vision correction of common refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in September 1993, currently has 59 eye care centers in 26 states and provinces throughout the United States and Canada. Surgeons performed over 122,800 procedures at the Company's centers during fiscal 2001 and over 24,100 procedures in the first quarter of fiscal 2002.

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

In the quarter ended August 31, 2001, the Company's procedure volume decreased 17% from the previous quarter ended May 31, 2001 and decreased by 28% from the previous year quarter ended August 31, 2000. The Company believes that these decreases are indicative of the condition in the laser vision correction industry, which has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies as well as the ongoing safety and effectiveness concerns arising from the lack of long-term follow up data and negative news stories focusing on patients with unfavourable outcomes from procedures performed at centers competing with TLC centers. In addition, being an elective procedure, laser vision correction volumes may have been further depressed by economic conditions currently being experienced in North America.

Despite the pricing pressures in the industry, the Company's net revenue after doctor compensation per procedure has only declined marginally in the first quarter of fiscal 2002 (4% versus the first quarter of fiscal 2001 and 1% versus the fourth quarter of fiscal 2001).

The Company has developed and launched a pilot test of a new revenue model, the TLC Affiliate Center program. Under the program, the Company provides varying levels of resources, support and expertise to established eye care professionals ("ECP") in secondary markets in an effort to grow and develop their current laser vision correction practices. The services provided by TLC can vary from the Company providing support only in building the ECP's network of affiliated optometrists to the Company providing facilities, medical equipment, professional staffing, marketing and administrative support. Revenues from TLC affiliate centers vary based on the level of services provided by the Company. The TLC Affiliate Center program is expected to enable the Company to expand its presence in secondary markets while significantly reducing the operational and capital funding normally required to support a typical corporate laser center.

Laser Vision Centers, Inc.

On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each share of Laser Vision common stock which is expected to result in the issuance of approximately 26.5 million shares of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing approximately 7.9 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the third quarter of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions. The Company has incurred $2.0 million in costs related to the merger, $1.2 million of which was incurred in the current quarter. These costs have been categorized as non-current assets in the current quarter and will be included in the purchase accounting upon completion of the transaction. Once the transaction has been closed, the Company will review its operations, strategic investments and assets, which may result in restructuring provisions or write-offs.

Additionally, as contemplated by the Merger Agreement, immediately prior to the effective time of the merger, Laser Vision will reduce the exercise price of approximately 2.1 million outstanding stock options and warrants of Laser Vision which would have an exercise price greater than $8.688 per share of TLC stock after the merger to a price equivalent to $8.688 per share of TLC common stock. In addition, subject to shareholder and regulatory approval, TLC will allow the holders of outstanding TLC stock options with an exercise price greater than $8.688 to elect to reduce the exercise price of their options to $8.688 by surrendering a number of the shares subject to each repriced option as follows: for every option with an exercise price of at least $40, the holder will surrender 75% of the shares subject to such option: for every option with an exercise price of at least $30 but less than $40, the holder will surrender approximately 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder will surrender 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder will not surrender any of the shares subject to such option.

Results of Operations

                                                                                                  2002
Three months ended August 31, 2001                              Refractive        Other           Total
                                                                 ----------------------------------------
Revenues and physician costs:
Net revenues                                                     $  31,377       $  3,647       $  35,024
Doctor compensation                                                  2,676             --           2,676
                                                                 ----------------------------------------
Net revenue after doctor compensation                            $  28,701       $  3,647       $  32,348
                                                                 ----------------------------------------
Expenses
Operating                                                           30,056          2,518          32,574
Interest and other                                                     (17)            (7)            (24)
Depreciation of capital assets & assets under capital lease          2,808            150           2,958
Amortization of intangibles                                          2,452            112           2,564
                                                                 ----------------------------------------
                                                                    35,299          2,773          38,072
                                                                 ----------------------------------------
Income (loss) from operations                                       (6,598)           874          (5,724)
Income taxes                                                           (89)          (377)           (466)
Non-controlling interest                                              (325)           (47)           (372)
                                                                 ----------------------------------------
Net income (loss)                                                $  (7,012)      $    450       $  (6,562)
                                                                 ========================================

Total assets                                                     $ 217,542       $  2,584       $ 220,126
                                                                 ========================================
Total capital and intangible expenditures                        $     958       $     99       $   1,057
                                                                 ========================================

                                                                                                  2001
Three months ended August 31, 2000                               Refractive       Other           Total
                                                                 ----------------------------------------
Revenues and physician costs:
Net revenues                                                     $  45,622       $  2,323       $  47,945
Doctor compensation                                                  4,850             --           4,850
                                                                 ----------------------------------------
Net revenue after doctor compensation                            $  40,772       $  2,323       $  43,095
                                                                 ----------------------------------------
Expenses
Operating                                                           37,030          4,898          41,928
Interest and other                                                  (1,101)           135            (966)
Depreciation of capital assets & assets under capital lease          3,496            237           3,733
Amortization of intangibles                                          2,398            760           3,158
                                                                 ----------------------------------------
                                                                    41,823          6,030          47,853
                                                                 ----------------------------------------
Income (loss) from operations                                       (1,051)        (3,707)         (4,758)
Income taxes                                                          (188)            14            (174)
Non-controlling interest                                              (193)           (47)           (240)
                                                                 ----------------------------------------
Net income (loss)                                                $  (1,432)      $ (3,740)      $  (5,172)
                                                                 ========================================

Total assets                                                     $ 255,483       $ 21,890       $ 277,373
                                                                 ========================================
Total capital and intangible expenditures                        $  10,834       $     18       $  10,853
                                                                 ========================================

     Quarter ended August 31, 2001 compared to Quarter ended August 31, 2000

Net revenues for the first quarter of fiscal 2002 were $35.0 million, which is a 26.9% decrease over net revenues in the first quarter of fiscal 2001 of $47.9 million. Approximately 90% of total net revenues were derived from refractive services as compared to 95% in the first quarter of fiscal 2001.

Net revenues from refractive activities in the first quarter of fiscal 2002 year were $31.4 million, which is 31.2% lower than net revenues from refractive activities in the first quarter of fiscal 2001 of $45.6 million. Approximately 24,100 procedures were performed in the first quarter of fiscal 2002 compared to approximately 33,400 procedures in the first quarter of fiscal 2001. The decrease in procedure volume and the associated reduction of revenue is indicative of the condition of the laser vision correction industry which has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies as well as the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavourable outcomes from procedures performed at centers competing with TLC centers. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that has faced significant pricing pressures. In spite of pricing pressures in the industry, the Company's net revenue after doctor compensation, per procedure, for the first quarter of fiscal 2002 declined by only 4% in comparison to the first quarter of fiscal 2001.

In the final quarter of fiscal 2000 and during fiscal 2001, the Company completed practice management agreements with a number of surgeons resulting in an increase in intangible assets to reflect the value assigned to these agreements. These intangible assets are being amortized over the term of the applicable agreements. These agreements have resulted either directly or indirectly in lower per procedure fees being paid to the applicable surgeons and a corresponding reduction in doctor compensation to offset the increased amortization costs. These changes have resulted in an increase in the ratio of net revenue after doctor compensation per procedure.

Operating expenses and doctor compensation from refractive activities decreased to $32.7 million in the first quarter of fiscal 2002 from $41.9 million in the first quarter of fiscal 2001. This decrease is a result of: (i) reduced variable expenses associated with the decrease in the number of laser vision correction procedures performed at existing eye care centers, (ii) significant efforts made by the Company to reduce operating costs, (iii) reduced costs associated with the Corporate Advantage Program and the third party payor programs, and (iv) reduced corporate costs which are subject to ongoing scrutiny to maintain an effective corporate structure able to support the current levels of business activity. Operating expenses and doctor compensation from refractive activities as a percentage of net refractive revenues were 104% in the first quarter of fiscal 2002 as compared to 92% of net refractive revenues in the first quarter of fiscal 2001. This increase reflects the impact of reduced procedure volume and associated revenues. In addition, infrastructure costs (i.e. people, information systems and marketing) which are incurred to support the growth of the Company have not decreased sufficiently to offset reduced revenues. The Company recognizes the effects the reduced procedure volumes are having on the operations, and in fiscal 2002, management is continuing to implement a number of cost reduction initiatives.

Net revenues from non-refractive activities were $3.6 million in the first quarter of fiscal 2002, an increase of over 56% in comparison to $2.3 million in the first quarter of fiscal 2001. The increase in revenues reflects revenue growth in the network marketing and management and professional healthcare facility management subsidiaries, while revenues in the secondary care management, hair removal and asset management subsidiaries reflected little or moderate growth.

Net income from non-refractive activities was $0.5 million in the first quarter of fiscal 2002, in comparison to a net loss of $3.7 million in the first quarter of fiscal 2001. The loss in the first quarter of fiscal 2001 included the activities of the Company's e-commerce subsidiary eyeVantage.com, Inc., which generated losses of $2.9 million. The first quarter of fiscal 2002 does not reflect the activities of eyeVantage.com, Inc. due to the decision by the Company in fiscal 2001 to shut down the activities of this e-commerce subsidiary. The profit from non-refractive activities in the first quarter of fiscal 2002 of $0.5 million reflects an increase from the loss of $0.8 million in the first quarter of fiscal 2001 (excluding eyeVantage.com, Inc.). The improved profitability in the first quarter of fiscal 2002 is due primarily to increased revenues.

Interest (revenue)/expense and other expenses reflect interest revenue from the Company's cash position. The addition in the fourth quarter of fiscal 2001 to long term debt as a result of the acquisition of a Maryland professional corporation has resulted in increasing interest costs on debt. Reduced cash and cash equivalent balances during fiscal 2001 and the first quarter of fiscal 2002 combined with lower interest yields have resulted in lower interest revenues.

The decrease in depreciation and amortization expense is largely a result of the reduction in the development of new centers and the reduction in depreciation and amortization associated with the Company's closure of its e-commerce eyeVantage.com, Inc. subsidiary during fiscal 2001. Also the Company has elected to adopt SFAS No. 142 effective June 1, 2001. The adoption of SFAS No. 142 eliminates the requirement for the Company to amortize goodwill. The adoption of SFAS No. 142 by the Company for fiscal 2002, has resulted in a decrease in amortization of approximately $708,000 ($0.02 per share) in the first quarter of fiscal 2002. Intangibles whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years. Current amortization periods range from five to fifteen years. In establishing long term contractual relationships with TLC, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

Income tax expense increased to $0.5 million in the first quarter of fiscal 2002 from $0.2 million in the first quarter of fiscal 2001. This increase reflects the impact of the tax liabilities associated with the Company's partners in profitable subsidiaries and the requirement to reflect minimum tax liabilities relevant in Canada, United States and certain other jurisdictions.

The loss for the first quarter of fiscal 2002 was $6.6 million or $0.17 per share, compared to a loss of $5.2 million or $0.14 cents per share for the first quarter of fiscal 2001. This increased loss primarily reflects the impact of reduced refractive revenues offset partially by reduced costs and decreased depreciation and amortization. The Company is assessing patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction procedure and revenue volumes. Cost reduction initiatives continue to target the effective use of funds and a growth initiative is focusing on the future development opportunities for the Company, in the laser vision correction industry, which reduces the requirement for capital funding.

Results of Operations

Three months ended August 31, 2001                               Refractive        Other         Total
                                                                 -----------------------------------------
Revenues and physician costs:
Net revenues                                                     $   31,377       $  3,647       $  35,024
Doctor compensation                                                   2,676             --           2,676
                                                                 -----------------------------------------
Net revenue after doctor compensation                            $   28,701       $  3,647       $  32,348
                                                                 -----------------------------------------
Expenses
Operating                                                            30,056          2,518          32,574
Interest and other                                                      (17)            (7)            (24)
Depreciation of capital assets & assets under capital lease           2,808            150           2,958
Amortization of intangibles                                           2,452            112           2,564
                                                                 -----------------------------------------
                                                                     35,299          2,773          38,072
                                                                 -----------------------------------------
Income (loss) from operations                                        (6,598)           874          (5,724)
Income taxes                                                            (89)          (377)           (466)
Non-controlling interest                                               (325)           (47)           (372)
                                                                 -----------------------------------------

Net income (loss)                                                $   (7,012)      $    450       $  (6,562)
                                                                 =========================================
Total assets                                                     $  217,542       $  2,584       $ 220,126
                                                                 =========================================
Total capital and intangible expenditures                        $      958       $     99       $   1,057
                                                                 =========================================

Three months ended May 31, 2001                                  Refractive        Other          Total
                                                                 -----------------------------------------
Revenues and physician costs:
Net revenues                                                     $   36,387       $  3,676       $  40,063
Doctor compensation                                                   2,316             --           2,316
                                                                 -----------------------------------------
Net revenue after doctor compensation                            $   34,071       $  3,676       $  37,747
                                                                 -----------------------------------------
Expenses
Operating                                                            29,327          3,156          32,483
Interest and other                                                      (84)          (177)           (261)
Depreciation of capital assets & assets under capital lease           3,244            269           3,513
Amortization of intangibles                                           2,961            287           3,248
Restructuring and other charges                                       3,851           (725)          3,126
                                                                 -----------------------------------------
                                                                     39,299          2,810          42,109
                                                                 -----------------------------------------
Income (loss) from operations                                        (5,228)           866          (4,362)

Three months ended May 31, 2001                                  Refractive       Other           Total
                                                                 -----------------------------------------
Income taxes                                                           (224)          (343)           (567)
Non-controlling interest                                               (118)            47             (71)
                                                                 -----------------------------------------
Net income (loss)                                                $   (5,570)      $    570       $  (5,000)
                                                                 =========================================

Total assets                                                     $  234,355       $  4,083       $ 238,438
                                                                 =========================================
Total capital and intangible expenditures                        $   18,619       $    458       $  19,077
                                                                 =========================================

      Quarter ended August 31, 2001 compared to Quarter ended May 31, 2001

Net revenues for the first quarter of fiscal 2002 were $35.0 million, which is a 13% decrease over net revenues in the fourth quarter of fiscal 2001 of $40.1 million. Approximately 90% of total net revenues were derived from refractive services as compared to 91% in fourth quarter of fiscal 2001.

Net revenues from refractive activities for the first quarter of fiscal 2002 were $31.4 million, which is 14% lower than the fourth quarter of fiscal 2001 of $36.4 million. Approximately 24,100 procedures were performed in the first quarter of fiscal 2002 compared to approximately 28,900 procedures in the fourth quarter of fiscal 2001. The decrease in procedure volume and the associated reduction of revenue is indicative of the condition of the laser vision correction industry which has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies as well as the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavourable outcomes from procedures performed at centers competing with TLC centers. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that has faced significant pricing pressures. In spite of the pricing pressures in the industry, the Company's net revenue after doctor compensation per procedure for the first quarter of fiscal 2002 declined by only 1% in comparison to the fourth quarter of fiscal 2001.

In the final quarter of fiscal 2000 and during fiscal 2001, the Company completed practice management agreements with a number of surgeons resulting in an increase in intangible assets to reflect the value assigned to these agreements. These intangible assets are being amortized over the term of the applicable agreements. These agreements have resulted either directly or indirectly in lower per procedure fees being paid to the applicable surgeons and a corresponding reduction in doctor compensation to offset the increased amortization costs. These changes have resulted in an increase in the ratio of net revenue after doctor compensation per procedure.

Operating expenses and doctor compensation from refractive activities increased to $32.7 million in the first quarter of fiscal year 2002 from $31.6 million in the fourth quarter of fiscal 2001. This increase is a result of: (i) variable expenses and surgeon fees did not decrease in proportion to the decrease in the number of laser vision correction procedures performed at existing eye care centers due to contractual minimum fees, (ii) industry wide increased insurance costs, and (iii) higher marketing costs, all of which were partially offset by reduced expenses due to reduced volumes. Operating expenses and doctor compensation from refractive activities as a percentage of net refractive revenues were 104% in the first quarter of fiscal 2002 as compared to 87% of net refractive revenues in the fourth quarter of fiscal 2001. This increase reflects the impact of the decrease in procedure volumes and associated revenues. In addition, infrastructure costs (i.e. People, information systems and marketing) which are incurred to support the growth of the Company have not decreased sufficiently to offset reduced revenues. The Company recognizes the effects the reduced procedure volumes are having on the operations, and in fiscal 2002, management is continuing to implement a number of cost reduction initiatives.

Net revenues from non-refractive activities were $3.6 million in the first quarter of fiscal 2002 minimally changed in comparison to $3.7 million in the fourth quarter of fiscal 2001. The maintenance of revenues reflect the sustained growth in this segment, maintaining the growth experienced throughout fiscal 2001.

Net income from non-refractive activities excluding restructuring and other charges was $0.5 million in the first quarter of fiscal 2002, an increase in comparison to a net loss excluding restructuring and other charges of $0.2 million in the fourth quarter of fiscal 2001. The improved performance in secondary care operations has been sustained into the first quarter of fiscal 2002 and is forecasted to remain self sufficient and is not expected to require funding by the Company for ongoing operations.

Interest (revenue)/expense and other expenses reflected interest revenue from the Company's cash position. Interest revenue has decreased in the first quarter of fiscal 2002 as a result of reduced cash balances, reduced investment rates resulting from ongoing federal interest rate reductions and lower investment yields on bonds invested at year end to minimize capital tax liabilities.

The decrease in depreciation and amortization expense is largely a result of the impact of the Company's use of the declining balance depreciation policy for laser equipment, medical equipment and furniture and fixtures. Also the Company has elected to adopt SFAS No.142 effective June 1, 2001. The adoption of this SFAS No. 142 eliminates the requirement for the Company to amortize goodwill. The adoption of SFAS No. 142 by the Company for fiscal 2002 has resulted in a decrease in amortization of approximately $708,000 ($0.02 per share) in the first quarter of fiscal 2002. Intangibles whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years. Current amortization periods range from five to fifteen years. In establishing long term contractual relationships with TLC, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

Income tax expense remained relatively unchanged at $0.5 million in the first quarter of fiscal 2002 from $0.6 million in the fourth quarter of fiscal 2001. The liability for taxes reflect minimum tax requirements and the impact of the tax liabilities associated with the Company's partners in profitable subsidiaries.

The loss for the first quarter of fiscal 2002 was $6.6 million or $0.17 per share, compared to a loss of $5.0 million or $0.14 cents per share for the fourth quarter of fiscal 2001.

Liquidity and Capital Resources

During the first quarter of fiscal 2002 the Company continued to focus its activities on increasing procedure volumes and reducing costs. Cash, cash equivalents, short-term investments and restricted cash were $48.8 million at August 31, 2001 as compared to $55.7 million at May 31, 2001. Net current assets at August 31, 2001 reflected a decrease to $32.0 million from $36.8 million at May 31, 2001. This decrease reflects primarily the reduction in cash and cash equivalents during the first quarter of fiscal 2002.

The Company's principal cash requirements included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures and funding costs of the proposed merger with Laser Vision. Normal operating expenses include doctor compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

During the quarter the Company invested $1.1 in capital assets. The Company has forecasted its capital expenditure requirements for fiscal 2002 will not exceed $5.0 million. The new corporate headquarters which the Company has agreed to sell as part of a sale/leaseback transaction is expected to generate $5.0 million for the Company in the second quarter of fiscal 2002.

During the quarter the Company incurred costs of $1.2 million relating to the announced merger with Laser Vision. This merger is anticipated to be completed by the end of calendar 2001.

During the quarter, the Company incurred cash costs of $0.3 million for restructuring charges primarily for lease costs and closure costs.

The Company accrued a liability of $2.1 million resulting from an arbitration award against the Company in the fourth quarter of fiscal 2001. The Company has deferred payment of this liability until exploration of all legal alternatives have been completed. Payment of this liability, if necessary, is not anticipated until the latter half of fiscal 2002.

The Company has access to vendor financing for laser purchases from a laser vendor at favourable rates. In addition, it has completed an agreement with a competing laser vendor which provides for payment on a per procedure fee basis for the laser, associated medical equipment and supplies, royalty fees and maintenance. The Company expects to continue to have access to these financing options for at least the next 18 months.

The Company estimates that existing cash balances, together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations, acquisition and expansion plans for the foreseeable future.

Cash Used For Operating Activities

Net cash provided by (used for) operating activities decreased by $10.3 million to $(2.4) million in the first quarter of fiscal 2002 from $7.9 million in the first quarter of fiscal 2001. Net cash used for operating activities in the first quarter of fiscal 2002 primarily represents cash earnings (defined as net loss adding back amortization and depreciation, gain or loss on the sale of fixed assets, non-cash restructuring costs, income tax provision and minority interest included as part of net income) of $(0.2) million (2001 - $2.6 million), a reduction in accounts receivable of $1.4 million (2001 - $3.2), reduction in accounts payable of $2.8 million (2001 - decrease of $2.8 million), net payments of tax of $0.3 million (2001 - net refunds of $3.6 million) and an increase of prepaid expenses and other assets net of liabilities of $0.5 million (2001 - decrease of $1.3 million).

Cash Used for Financing Activities

Net cash used for financing activities decreased by $3.8 million in the first quarter of fiscal 2002 to $2.3 million from $6.2 million in the first quarter of fiscal 2001. Net cash used for financing activities in the first quarter of fiscal 2002 primarily represents payments of debt financing and obligations under capital leases of $1.2 million (2001 - $1.8 million) payments of accrued purchase obligations of $0.0 million (2001 - $3.0 million), distributions to non-controlling interests of $1.2 million (2001 - $1.5 million), payments related to the purchase and cancellation of capital stock of $0.0 million (2001
- $0.1 million) offset by proceeds from the issuance of common stock of $0.1 million (2001 - $0.2 million).

Cash Provided by Investing Activities

Net cash provided by (used in) investing activities increased by $11.4 million in the first quarter of fiscal 2002 to $4.0 million from $(7.4) million in the first quarter of fiscal 2001. Net cash provided by (used in) investing activities in the first quarter of fiscal 2002 primarily represents the purchase of fixed assets of $1.1 million (2001 - $3.7 million) and cash costs of acquisitions and investments of $1.2 million (2001 - $5.9 million) offset by the sale of short term investments of $6.1 million (2001 - $0.0) and proceeds from the sale of fixed assets, assets under capital lease and investments of $0.2 million (2001 - $2.2 million).

Other Business Segments

TLC made the decision during the second quarter of fiscal 2001 to shut down the activities of its e-commerce subsidiary eyeVantage.com, Inc. and sustained significant write-offs and cash costs as a result. As a result, the first quarter of fiscal 2002 does not include losses from operations similar to the $2.9 million reported in the first quarter of fiscal 2001 from eyeVantage.com, Inc. The Company's other investments in non-core activities are currently largely self-sustaining with minimal requirement for funding support. This segment includes activities in secondary care practice management, network management and marketing, asset management, healthcare facility management and hair removal facilities. The Company continues its efforts to maximize the value of its investments in non-core businesses.

New Accounting Pronouncements

      Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. While it is not necessary to discuss standards which have been adopted in the current period, the Company has decided to provide the following:

      The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Financial Accounting Standards Board also issued Statement No. 142, "Goodwill and Other Intangible Assets", eliminates the amortization of goodwill and indefinite life intangible assets and requires these assets to be tested annually for impairment. For goodwill and other intangible assets existing at June 30, 2001, the new Statement must be applied for fiscal years beginning after December 15, 2001, with earlier adoption permitted. For goodwill and other intangible assets resulting from business combinations completed after June 30, 2001, the Statement must be adopted immediately. The Company has decided to adopt SFAS Nos.141 and 142 for the fiscal 2002 year which began on June 1, 2001. The adoption has resulted in the elimination in the first quarter of fiscal 2002 of approximately $0.7 million ($0.02 per share) of goodwill amortization that would have been charged to earnings had the Company not early adopted these new accounting policies (in the first quarter of fiscal 2001, $1.3 million ($0.04 per share) of goodwill amortization was reported). The Company is undertaking a market valuation of all identified goodwill to determine if there is a requirement to reflect a charge for impairment. The market valuation of the goodwill is anticipated to be completed by November 30, 2001 and will be reflected in the reporting of the Company's financial statements for the six months ended November 30, 2001.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a.    Exhibits:

            Exhibit 2. Agreement and Plan of Merger between Laser Vision Centers, Inc., the Company and TLC Acquisition II Corp. dated August 25, 2001 (the "Merger Agreement") filed as exhibits to the Company's Registration Statement on Form S-4, filed with the Commission on October 12, 2001 and incorporated by reference herein.

b.    Reports on Form 8-K

            On September 7, 2001, the Company filed with the Commission a current report on Form 8-K reporting under Item 5 (Other Events) the entering into of the Merger Agreement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TLC LASER EYE CENTERS INC.


                                        By: /s/ Elias Vamvakas
                                            ------------------------------------
                                                Elias Vamvakas
                                                Chief Executive Officer
                                                October 15, 2001


                                        By: /s/ Brian Park
                                            ------------------------------------
                                                Brian Park
                                                Interim Chief Financial Officer
                                                October 15, 2001