Form 10-Q
period 2001-11-30
TLC LASER CENTER INC
filed 2002-01-14
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001
                         COMMISSION FILE NUMBER: 0-29302

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

      As of December 31, 2001, there were 38,089,898 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended May 31, 2001, as amended. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC" shall mean TLC Laser Eye Centers Inc. and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-Q to "fiscal 2001" shall mean the 12 months ended on May 31, 2001 and "fiscal 2002" shall mean the 12 months ending on May 31, 2002. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements (unaudited)

                 Consolidated Statements of Income for the Three Months ended November 30, 2001 and November 30, 2000 and the Six Months ended November 30, 2001 and November 30, 2000

                 Consolidated Balance Sheets at November 30, 2001 and
                 May 31, 2001

                 Consolidated Statements of Cashflows for the Six
                 Months ended November 30, 2001 and November 30, 2000

                 Consolidated Statements of Stockholders' Equity

                 Notes to Interim Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                               Three months ended November 30        Six months ended November 30
(U.S. dollars, in thousands except share and per share amounts)        2001              2000              2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues
           Refractive
           Owned                                               $      9,505      $     18,946      $     22,947      $     41,625
           Managed, facility and access fees                         13,214            16,632            31,149            39,575
           Other                                                      3,939             2,832             7,586             5,155
---------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                       26,658            38,410            61,682            86,355
---------------------------------------------------------------------------------------------------------------------------------

Expenses
Cost of revenues
           Refractive
           Owned                                                      8,699            15,308            18,430            29,665
           Managed, facility and access fees                         10,647            10,768            22,041            22,056
           Reduction in carrying value of capital assets              1,066                --             1,066                --
           Other                                                      2,118             2,376             4,040             5,398
---------------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                               22,530            28,452            45,577            57,119

---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                          4,128             9,958            16,105            29,236
---------------------------------------------------------------------------------------------------------------------------------

           Selling, general and administrative                       12,743            19,729            27,357            41,038
           Interest and other                                           178              (651)              154            (1,617)
           Depreciation of capital assets and assets under
           lease                                                        603               570             1,150             1,105
           Amortization of intangibles                                2,536             3,301             5,100             6,459
           Write down of investments                                 20,031                --            20,031                --
           Restructuring and other charges                              934            14,635               934            14,635
---------------------------------------------------------------------------------------------------------------------------------

                                                                     37,025            37,584            54,726            61,620
---------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND
           NON-CONTROLLING INTEREST                                 (32,897)          (27,626)          (38,621)          (32,384)

Income taxes                                                            (96)             (666)             (562)             (840)

Non-controlling interest                                               (375)              263              (747)               23
---------------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                                            $    (33,368)     $    (28,029)     $    (39,930)     $    (33,201)
                                                               ==================================================================

BASIC LOSS PER SHARE                                           $      (0.88)     $      (0.74)     $      (1.05)     $      (0.88)

Weighted average number of
           Common Shares Outstanding                             38,064,879        37,932,216        38,052,190        37,564,602

Fully Diluted Loss per share                                   $      (0.88)     $      (0.74)     $      (1.05)     $      (0.88)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

     See the accompanying notes to unaudited interim consolidated financial statements.

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEETS

                                                          (unaudited)
                                                          November 30         May 31
(U.S. dollars, in thousands)                                     2001           2001
------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                 $  43,686      $  47,987
  Marketable securities                                            --          6,063
  Accounts receivable                                           7,975          9,950
  Prepaids and sundry assets                                    4,162          4,501
------------------------------------------------------------------------------------
  Total current assets                                         55,823         68,501

Restricted cash                                                 4,889          1,619
Investments and other assets                                   14,089         23,171
Intangibles                                                    54,973         60,050
Goodwill                                                       32,740         32,752
Capital assets                                                 40,048         44,963
Assets under capital lease                                      6,599          7,382
------------------------------------------------------------------------------------

Total assets                                                $ 209,161      $ 238,438
====================================================================================

LIABILITIES
Current liabilities
  Accounts payable and accrued liabilities                  $  14,991      $  15,028
  Accrued legal settlements                                     2,100          2,100
  Accrued purchase obligations                                  3,000          3,000
  Accrued restructuring costs                                     892            718
  Accrued wage costs                                            3,254          3,652
  Current portion of long term debt                             3,818          3,826
  Current portion of obligations under capital lease            2,226          2,943
  Income taxes payable                                            565            397
------------------------------------------------------------------------------------

Total current liabilities                                      30,846         31,664

Long term debt                                                 11,521          7,032
Obligations under capital lease                                   499          1,281
Deferred rent and compensation                                    515            617
------------------------------------------------------------------------------------

Total liabilities                                              43,381         40,594
------------------------------------------------------------------------------------

Non-controlling interest                                        8,905         10,738
------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                                 276,434        276,277
Warrants                                                          532            532
Deficit                                                      (120,091)       (80,161)
Accumulated other comprehensive loss                               --         (9,542)
------------------------------------------------------------------------------------

Total shareholders' equity                                    156,875        187,106
------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                  $ 209,161      $ 238,438
====================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

     See the accompanying notes to unaudited interim consolidated financial statements.

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(unaudited)

Six months ended November 30, 2001
(U.S. dollars, in thousands)                                                            2001          2000
-------------------------------------------------------------------------------------------------------------
Operating activities
Net loss for the period                                                             $(39,930)     $(33,201)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                   11,028        13,988
      Goodwill written off in the period                                                  --           216
      (Gain)/loss on sale of capital assets and assets under lease                        81         1,173
      Non-cash reduction in carrying values of capital assets and
      write down of investments                                                       21,097            --
      Non-cash restructuring and other costs                                             570        14,319
      Non-controlling interest                                                           747           (23)
      Other                                                                              205            21

Changes in non-cash operating items
Accounts receivable                                                                    1,975         6,136
Prepaids and sundry assets                                                               339         1,907
Accounts payable and accrued liabilities                                              (1,203)       (3,056)
Income taxes payable (net)                                                               376         4,421
Deferred rent and compensation                                                           270          (164)
-------------------------------------------------------------------------------------------------------------

Cash provided by (used for) operating activities                                      (4,445)        5,737
-------------------------------------------------------------------------------------------------------------

Financing activities
Restricted cash movement from financing activities                                      (270)           32
Proceeds from debt financing                                                           5,412            43
Principal payments of debt financing                                                    (928)       (1,350)
Principal payments of obligations under capital lease                                 (1,516)       (2,475)
Payments of accrued purchase obligations                                                  --        (3,000)
Contributions from non-controlling interests                                              --            30
Distributions to non-controlling interests                                            (2,707)       (3,172)
Payments related to the purchase and cancellation of capital stock                        --          (485)
Proceeds from the issuance of capital stock                                              157           373
-------------------------------------------------------------------------------------------------------------

Cash provided by (used for) financing activities                                         148       (10,004)
-------------------------------------------------------------------------------------------------------------

Investing activities
Restricted cash movement from investing activities                                    (3,000)           --
Purchase of capital assets and assets under lease                                     (1,463)       (9,070)
Proceeds from sale of capital assets and assets under lease                               23         1,088
Proceeds from the sale of investments                                                    150         1,104
Acquisitions and investments and other assets                                         (1,762)       (5,816)
Proceeds from sale of marketable securities                                            6,063            --
Other                                                                                    (15)          (91)
-------------------------------------------------------------------------------------------------------------

Cash used for investing activities                                                        (4)      (12,785)
-------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                (17,052)       (4,301)

Cash and cash equivalents, beginning of year                                          47,987        78,531
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $ 43,686      $ 61,479
=============================================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

     See the accompanying notes to unaudited interim consolidated financial statements.

TLC Laser Eye Centers Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (U.S. dollars, in thousands)
                                  (unaudited)

                                                      Common stock             Warrants
                                                      ------------             --------
                                                                                                             Other
                                                                                                          Accumulated
                                                   Number                  Number                        Comprehensive
                                                 of Shares    Amount    of Warrants  Amount   Deficit        Income       Total
                                                  (000's)        $        (000's)       $        $              $           $
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                              37,362     269,454        --         --    (31,267)        5,936       244,123
Warrants issued                                                             100        532                                    532
Shares issued for acquisition                         302         728                                                         728
Value determined for shares issued
   contingent on meeting earnings criteria             --       1,397                                                       1,397
Shares purchased for cancellation                    (710)     (5,162)                         (5,203)                    (10,365)
Exercise of stock options                              87       1,314                                                       1,314
Shares issued as remuneration                          44         387                                                         387
Shares issued as part of the
employee share purchase plan                           65       1,696                                                       1,696
Reversal of IPO costs, over accrual                    --         139                                                         139
Comprehensive loss
   Net loss                                                                                    (5,918)
   Other comprehensive loss
     Unrealized losses on available-for-sale
       securities                                                                                           (10,387)
Total comprehensive loss                                                                                                  (16,305)
---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000                               37,150     269,953       100        532    (42,388)       (4,451)      223,646
Shares issued for acquisition                         832       6,059                                                       6,059
Shares purchased for cancellation                    (108)       (481)                                                       (481)
Exercise of stock options                              40         125                                                         125
Shares issued as remuneration                           5          35                                                          35
Shares issued as part of the employee
share purchase plan                                   112         586                                                         586
Comprehensive loss
   Net loss                                                                                   (37,773)
   Other comprehensive loss
     Unrealized losses on available- for-sale
       securities                                                                                            (5,091)
Total comprehensive loss                                                                                                  (42,864)
---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2001                               38,031     276,277       100        532    (80,161)       (9,542)      187,106
Shares issued as part of the employee
share purchase plan                                    34         157                                                         157
Comprehensive income (loss)
   Net loss                                                                                   (39,930)
   Other comprehensive income (loss)
     Unrealized gains/losses on available-
       for-sale securities                                                                                    9,542
Total comprehensive income (loss)                                                                                         (30,388)
---------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 2001                          38,065     276,434       100        532   (120,091)           --       156,875
=================================================================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

     See the accompanying notes to unaudited interim consolidated financial statements.

TLC LASER EYE CENTERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2001
(Unaudited)

1.    Basis of Presentation and Accounting Policies

      The information contained in the unaudited interim consolidated financial statements and footnotes is condensed from what would appear in the annual consolidated financial statements. Accordingly, the unaudited interim consolidated financial statements included herein should be read in conjunction with the May 31, 2001, Annual Report on Form 10-K, as amended ("Form 10-K") filed by TLC Laser Eye Centers Inc. (the "Company" or "TLC") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of November 30, 2001 and for the six months then ended include all normal recurring adjustments and estimates which management considers necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests.

      For Company- owned laser centers, revenue represents the amount charged to patients at a standard rate for a laser vision correction procedure, net of discounts, contractual adjustments and amounts collected as an agent of co-managing doctors. Net revenue is recognized when the procedure is performed.

      Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts, and are recognized in the period services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined.

      For Company- managed laser centers, revenue represents a management fee charged to professional corporations (PCs) that provide laser vision correction procedures and are responsible for billing the patient directly. Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to the PC in return for a per procedure management fee. Although TLC is entitled to receive the full per procedure management fee, the Company has made it a business practice to reduce the management fee for a portion of any discount or contractual allowance related to the underlying procedure. Net revenue is recognized when the PC performs the procedure.

      The revenue from the Company's Other segment includes management fee revenue from secondary care practices, network marketing and management, asset management, professional healthcare facility management and revenue from hair removal procedures. Revenue is recognized as the service or treatment is provided.

      Cost of Revenues

      The company accumulates costs associated with the provision of laser correction services and reports them as cost of revenues. Included in this grouping are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs and facility fees as well as center costs associated with personnel, facilities and amortization of center assets.

      In Company owned centers, the Company is responsible for arranging for and reimbursing the surgeons who provide laser vision correction services and the amounts paid to the surgeons is reported as a cost of revenue as well.

      The unaudited interim consolidated financial statements for the three month and six month period ended November 30, 2000 include certain reclassifications to conform with classifications for the three month and six month period ended November 30, 2001.

      The net loss per share was computed using the weighted average number of common shares outstanding during each period.

2.    Intangible Assets

      Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life. The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units for which the carrying value exceeded the fair value as at June 1, 2001, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $10 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company will perform an impairment test if an event occurs or circumstances change that would more likely than not to reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any, will be reflected in operating income in the income statement. On a fiscal year basis, with the adoption of SFAS No. 142, the Company anticipates approximately $2.8 million in goodwill amortization will not be charged to income.

      As required by SFAS No. 142, the results for the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 has been adopted is presented below for the periods ended November 30, 2000.

                                         -------------------------------------------------------------------

                                            Three months ended November 30      Six months ended November 30
                                         -------------------------------------------------------------------

      ------------------------------------------------------------------------------------------------------
                                                    2001              2000            2001              2000
      ------------------------------------------------------------------------------------------------------
      Reported net loss for the period       $  (33,368)       $  (28,029)     $  (39,930)       $  (33,201)
      ------------------------------------------------------------------------------------------------------
      Add back goodwill amortization                 --             1,069              --             2,430
      ------------------------------------------------------------------------------------------------------

      Adjusted net loss for the period       $  (33,368)       $  (26,960)     $  (39,930)       $  (30,771)
      ------------------------------------------------------------------------------------------------------

      Basic loss per share:
      ------------------------------------------------------------------------------------------------------
        Reported net loss for the period     $    (0.88)       $    (0.74)     $    (1.05)       $    (0.88)
      ------------------------------------------------------------------------------------------------------
        Goodwill amortization                        --              0.03              --              0.06
      ------------------------------------------------------------------------------------------------------

        Adjusted net loss for the period     $    (0.88)       $    (0.71)     $    (1.05)       $    (0.82)
      ------------------------------------------------------------------------------------------------------

      Fully diluted loss per share:
      ------------------------------------------------------------------------------------------------------
        Reported net loss for the period     $    (0.88)       $    (0.74)     $    (1.05)       $    (0.88)
      ------------------------------------------------------------------------------------------------------
        Goodwill amortization                        --              0.03              --              0.06
      ------------------------------------------------------------------------------------------------------

        Adjusted net loss for the period     $    (0.88)       $    (0.71)     $    (1.05)       $    (0.82)
      ------------------------------------------------------------------------------------------------------

3.    Comprehensive Loss and Write down of Investments

                                          -----------------------------------------------------------------

                                          Three months ended November 30       Six months ended November 30
                                          -----------------------------------------------------------------

      -----------------------------------------------------------------------------------------------------
                                                   2001             2000             2001             2000
      -----------------------------------------------------------------------------------------------------
      Reported net loss for the period      $   (33,368)     $   (28,029)     $   (39,930)     $   (33,201)
      -----------------------------------------------------------------------------------------------------
      Other comprehensive income (loss)          16,698           (5,780)           9,542           (7,293)
      -----------------------------------------------------------------------------------------------------

      Total comprehensive loss              $   (16,670)     $   (33,809)     $   (30,388)     $   (40,494)
      -----------------------------------------------------------------------------------------------------

      Total comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss), which, primarily comprises net unrealized gains or losses on securities which are available-for-sale.

      For the quarter ended November 30, 2001, the Company reported a charge to net loss for the reduction in fair value of available-for-sale investments for which the decline is considered other than temporary. The charge was comprised of the Company's investment in LaserSight Incorporated (LaserSight) ($17.5 million) and Laser Vision Centers Inc. (Laser Vision) ($1.5 million).

      In addition to the write down of the Company's investments in LaserSight for $17.5 million and Laser Vision for $1.5 million, the Company also wrote down another investment which totaled $1.0 million. The $20.0 million total of these write downs is presented as write down of investments in the consolidated statement of income.

4.    Acquisition Related Activities

      Laser Vision Centers, Inc.

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement") with Laser Vision. Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each share of Laser Vision common stock which is expected to result in the issuance of approximately 26.5 million shares of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to issue approximately
      7.9 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the second half of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions. The Company has incurred $2.2 million in costs related to the merger, $1.4 million of which was incurred in the six months ended November 30, 2001 ($0.2 million - three months ended November 30, 2001). These costs have been categorized as non-current assets in the current quarter and will be included in the purchase price upon completion of the transaction. Once the transaction has been closed, the Company will review its operations, strategic investments and assets, which may result in restructuring provisions and/or write-offs.

      Additionally, as contemplated by the Merger Agreement, immediately prior to the effective time of the merger, Laser Vision will reduce the exercise price of approximately 2.1 million outstanding stock options and warrants of Laser Vision which would have an exercise price greater than $8.688 per share of TLC stock after the merger to a price equivalent to $8.688 per share of TLC common stock. In addition, subject to shareholder and regulatory approval, TLC will allow the holders of outstanding TLC stock options with an exercise price greater than $8.688 to elect to reduce the exercise price of their options to $8.688 by surrendering a number of the shares subject to each repriced option as follows: for every option with an exercise price of at least $40, the holder will surrender 75% of the share subject to such option; for every option with an exercise price of at least $30 but less than $40, the holder will surrender approximately 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder will surrender 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder will not surrender any of the shares subject to such option.

5.    Capital Assets

      The Company has recorded a reduction of the carrying value of capital assets of $1.1 million reflecting a write down of certain of the Company's lasers produced by LaserSight to a value of $75,000 each. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers.

      In the second quarter of fiscal 2002, the Company completed a sale-leaseback transaction for its corporate headquarters. Total consideration received for the sale was Cdn. $10.1 million of which, Cdn. $8.6 million was cash and Cdn. $1.5 million 8.0% note receivable (Note). The Note has a seven-year term with the first of four annual payments of Cdn. $100,000 due on the third anniversary of the sale and a final payment of Cdn. $1.1 million due on the seventh anniversary of the sale. The lease term related to the leaseback covers a period of 15 years. For accounting purposes, due to ongoing responsibility for tenant management and administration as well as receiving the Note as part of the consideration for the sale, no sale has been reported. For purpose of financial reporting, the cash proceeds of Cdn. $8.6 million has been presented as additional debt. Subsequent receipt of the Note will result in additional debt while lease payments will result in decreasing the debt and interest expense. Until the Company meets the accounting qualifications for recognizing the sale, the building associated with the sale-leaseback will continue to be depreciated over its initial term of 40 years.

6.    Divestitures and Restructuring Charges

      In the second quarter of fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels. This program resulted in the identification, notification and elimination of 49 full time equivalent positions and resulted in a severance provision of $934,000 being reported of which $364,000 was paid in the second quarter of fiscal 2002.

      In the second quarter of fiscal 2001, accrued liabilities for restructuring provisions were recorded as a result of the decision to cease material funding of the Company's e-commerce subsidiary eyeVantage.com, Inc. and the resulting decision by eyeVantage.com, Inc. to cease operations, the potential for losses in an equity investment in a secondary care operation and estimated costs associated with the Company's initiative to eliminate centers which have been targeted under current restructuring initiatives. At the end of fiscal 2001, the Company reflected outstanding accrued liabilities for restructuring activities of $718,000 and in the three months and six months ended November 30, 2001 the Company paid $81,000 and $396,000 of these provisions, respectively.

7.    Segmented Information

      The Company has two reportable segments: refractive and other. The refractive segment is the core focus of the Company which reflects the provision of laser vision correction. The other segment includes an accumulation of non-core business activities, including the management of secondary care centers which provide advanced levels of eye care, and activities involving the development of eyeVantage.com as an e-commerce enterprise.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Form 10-K. The Company evaluates performance based on operational components including paid procedures, net revenue after doctors' fees, fixed costs and income
      (loss) before income taxes.

      Doctors' Compensation as presented in the financial statements represents the cost to the Company of arranging for experienced and knowledgeable ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements(1), it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. As such, the costs associated with arranging for, these professionals to furnish professional services is reported as a cost of the professional corporation and not of the Company.

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

----------
(1) Certain states restrict the Company from directly engaging medical doctors or optometrists pursuant to the corporate practice of medicine/optometry doctrine. Accordingly, in these states, the Company arranges for laser vision correction services for patients through medical doctors and/or professional corporations with whom TLC has entered into practice management agreements.

      The following tables set forth information by segments:

-----------------------------------------------------------------------------------------------------------------------------
Three months ended November 30th                                             2001                                      2000
-----------------------------------------------------------------------------------------------------------------------------
(U.S. dollars, in thousands)                Refractive        Other         Total      Refractive      Other          Total
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                  $ 22,719      $  3,939      $ 26,658      $ 35,578      $  2,832      $ 38,410
-----------------------------------------------------------------------------------------------------------------------------
EXPENSES
-----------------------------------------------------------------------------------------------------------------------------
Doctor compensation                              1,778            --         1,778         3,681            --         3,681
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses                              27,318         2,745        30,063        37,745         3,529        41,274
-----------------------------------------------------------------------------------------------------------------------------
Interest and other                                  34           144           178          (615)          (36)         (651)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation of capital assets and
assets under lease                               2,822           147         2,969         3,611           185         3,796
-----------------------------------------------------------------------------------------------------------------------------
Amortization of intangibles                      2,429           107         2,536         2,729           572         3,301
-----------------------------------------------------------------------------------------------------------------------------
Reduction in fair value of capital assets        1,066            --         1,066            --            --            --
-----------------------------------------------------------------------------------------------------------------------------
Write down of investments                       20,031            --        20,031            --            --            --
-----------------------------------------------------------------------------------------------------------------------------
Restructuring and other charges                    934            --           934           985        13,650        14,635
-----------------------------------------------------------------------------------------------------------------------------
                                                56,412         3,143        59,555        48,136        17,900        66,036
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                  (33,693)          796       (32,897)      (12,558)      (15,068)      (27,626)
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                       187          (283)          (96)         (590)          (76)         (666)
-----------------------------------------------------------------------------------------------------------------------------
Non-controlling interest                          (175)         (200)         (375)          383          (120)          263
-----------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                             $(33,681)     $    313      $(33,368)     $(12,765)     $(15,264)     $(28,029)
-----------------------------------------------------------------------------------------------------------------------------

Prepared in accordance with U.S. Generally Accepted Accounting Principles

-----------------------------------------------------------------------------------------------------------------------------
Six months ended November 30th                                               2001                                      2000
-----------------------------------------------------------------------------------------------------------------------------
(U.S. dollars, in thousands)                Refractive        Other         Total      Refractive       Other         Total
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                  $ 54,096      $  7,586      $ 61,682     $  81,200      $  5,155     $  86,355
-----------------------------------------------------------------------------------------------------------------------------
EXPENSES
-----------------------------------------------------------------------------------------------------------------------------
Doctor compensation                              4,454            --         4,454         8,531            --         8,531
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses                              57,374         5,263        62,637        74,775         8,427        83,202
-----------------------------------------------------------------------------------------------------------------------------
Interest and other                                  17           137           154        (1,716)           99        (1,617)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation of capital assets and
assets under lease                               5,630           297         5,927         7,107           422         7,529
-----------------------------------------------------------------------------------------------------------------------------
Amortization of intangibles                      4,881           219         5,100         5,127         1,332         6,459
-----------------------------------------------------------------------------------------------------------------------------
Reduction in fair value of capital assets        1,066            --         1,066            --            --            --
-----------------------------------------------------------------------------------------------------------------------------
Write down of investments                       20,031            --        20,031            --            --            --
-----------------------------------------------------------------------------------------------------------------------------
Restructuring and other charges                    934            --           934           985        13,650        14,635
-----------------------------------------------------------------------------------------------------------------------------
                                                94,387         5,916       100,303        94,809        23,930       118,739
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                  (40,291)        1,670       (38,621)      (13,609)      (18,775)      (32,384)
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                        98          (660)         (562)         (778)          (62)         (840)
-----------------------------------------------------------------------------------------------------------------------------
Non-controlling interest                          (500)         (247)         (747)          190          (167)           23
-----------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                             $(40,693)     $    763      $(39,930)    $ (14,197)     $(19,004)    $ (33,201)
-----------------------------------------------------------------------------------------------------------------------------

Prepared in accordance with U.S. Generally Accepted Accounting Principles

8.    Supplemental Cash Flow Information

      Non-cash transactions:

                                                Six months ended November 31,
                                                        2001            2000
                                                      -------         -------
          Accrued purchase obligations                    --           (4,199)
          Capital stock issued for acquisitions           --            6,059

      Cash paid for the following:

                                                Six months ended November 31,
                                                        2001            2000
                                                      -------         -------
          Interest                                     1,086              946

          Income taxes                                   379              541

      During the second quarter of fiscal 2002, as a condition of an award issued against the Company in the fourth quarter of fiscal 2001 from an arbitration hearing involving TLC Network Services Inc., the Company was required to set aside $3.0 million while the Company explored all legal alternatives. The $3.0 million is being reported as restricted cash.

9.    Subsequent Events

      Subsequent to November 30, 2001, the Company signed a restricted stock incentive plan and related agreements which will allow the management of The Vision Source, Inc. to be awarded up to 49% of the common shares of The Vision Source, Inc. provided certain performance requirements are achieved by May 31, 2005.

      Subsequent to November 30, 2001, the Company advanced $1.0 million to a third party to support the development of laser scanning technology. This advance will be expensed over the next six to nine months as the cash is expended by the entity in its research and development.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Managements Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of the Company's annual report on the Form 10-K. The following discussion is based upon the Company's results under U.S. GAAP. Unless otherwise specified, all dollar amounts are U.S. dollars.

Overview

TLC Laser Eye Centers Inc. (the "Company" or "TLC") is one of the largest providers of laser vision correction services in North America. TLC owns and manages eye care centers which, together with TLC's network of over 12,500 eye care doctors, provide laser vision correction of common refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in September 1993, currently has 60 eye care centers in 28 states and provinces throughout the United States and Canada. Surgeons performed over 122,800 procedures at the Company's centers during fiscal 2001 and over 41,900 procedures in the first two quarters of fiscal 2002.

The Company is assessing patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction procedure and revenue volumes. Cost reduction initiatives continue to target the effective use of funds and a growth initiative is focusing on the future development opportunities for the Company in the laser vision correction industry, which reduces the requirement for capital funding.

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

Doctors' compensation as presented in the financial statements represents the cost to the Company of engaging experienced and knowledgeable ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements(2), it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. As such, the costs associated with arranging for these professionals to furnish professional services is reported as a cost of the professional corporation and not of the Company.

----------

(2) Certain States restrict the Company from directly engaging medical doctors or optometrists pursuant to the corporate practice of medicine/optometry doctrine. Accordingly, in these States, the Company arranges for laser vision correction services for patients through medical doctors and/or professional corporations with whom TLC has entered into practice management agreements.

Included in cost of revenues are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs and facility fees as well as center costs associated with personnel, facilities and amortization of center assets.

In Company owned centers, the Company is responsible for engaging and paying the surgeons who provide laser vision correction services and the amounts paid to the surgeons is reported as a cost of revenue as well.

Selling, general and administrative expenses include expenses which are not directly related to the provision of laser vision correction services.

In the six months ended November 30, 2001, the Company's procedure volume decreased by 31% from the first six months of fiscal 2001. In the quarter ended November 30, 2001, the Company's procedure volume decreased 27% from the previous quarter ended August 31, 2001 and decreased by 35% from the previous year quarter ended November 30, 2000. The Company, believes that the procedural volume decreases are indicative of the conditions in the laser vision correction industry, which has experienced uncertainty resulting from a number of issues, including but not limited to, a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company. In addition, being an elective procedure, laser vision correction volumes may have been further depressed by economic conditions currently being experienced in North America.

Despite the pricing pressures in the industry, the Company's net revenue after doctor compensation (defined by the Company as net revenue less doctors compensation) per procedure has only declined marginally (1%) in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 and the second quarter of fiscal 2002 compared to the first quarter of fiscal 2002.

The Company has developed and launched a pilot test of a new revenue model, the Company's Affiliate Center program. Under the Company's Affiliate Center program, the Company provides varying levels of resources, support and expertise to established eye care professionals ("ECP") in secondary markets in an effort to grow and develop their current laser vision correction practices. The services provided by the Company can vary from providing support only in building the ECP's network of affiliated optometrists to the Company providing facilities, medical equipment, professional staffing, marketing and administrative support. Revenues from the Company's Affiliate Centers program vary based on the level of services provided by the Company. The Company's Affiliate Center program is expected to enable the Company to expand its presence in secondary markets while significantly reducing the operational and capital funding normally required to support a typical corporate laser center.

Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life. The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units for which the carrying value exceeded the fair value as at June 1, 2001, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $10 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company will perform an impairment test if an event occurs or circumstances change that would more likely than not to reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any, will be reflected in operating income in the income statement. On a fiscal year basis, with the adoption of SFAS No. 142, the Company anticipates approximately $2.8 million in goodwill amortization will not be charged to income.

During the second quarter of fiscal 2002, the Company reported a charge to net income (loss) for the reduction in fair value of available-for-sale investments for which the decline is considered other than temporary. The change was comprised of the Company's investment in LaserSight Incorporated ("LaserSight") ($17.5 million) and Laser Vision Centers Inc. ("Laser Vision") ($1.5 million).

In the second quarter of fiscal 2002, the Company reported a reduction in the carrying value of capital assets of $1.1 million reflecting a reduction of the Company's investment in LaserSight lasers to $75,000 each. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers.

During the second quarter of fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels. This program resulted in the identification, notification and elimination of 49 full-time equivalent positions and resulted in a severance provision of $934,000 being reported of which $364,000 was paid in the quarter.

Laser Vision Centers, Inc.

On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each share of Laser Vision common stock which is expected to result in the issuance of approximately 26.5 million shares of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing options or warrants to acquire approximately 7.9 million common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the second half of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions. The Company has incurred $2.2 million in costs related to the merger, $1.4 million of which was incurred in fiscal 2002. These costs have been categorized as non-current assets in the current year and will be included in the purchase accounting upon completion of the transaction. Once the transaction has been closed, the Company will review its operations, strategic investments and assets, which may result in restructuring provisions or write-offs.

Additionally, as contemplated by the Merger Agreement, immediately prior to the effective time of the merger, Laser Vision will reduce the exercise price of approximately 2.1 million outstanding stock options and warrants of Laser Vision shares, which would have an exercise price greater than $8.688 per share of TLC stock after the merger, to a price equivalent to $8.688 per share of TLC common stock. In addition, subject to shareholder and regulatory approval, TLC will allow the holders of outstanding TLC stock options with an exercise price greater than $8.688 to elect to reduce the exercise price of their options to $8.688 by surrendering a number of the shares subject to each repriced option as follows: for every option with an exercise price of at least $40, the holder will surrender 75% of the shares subject to such option: for every option with an exercise price of at least $30 but less than $40, the holder will surrender approximately 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder will surrender 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder will not surrender any of the shares subject to such option.

Subsequent to November 30, 2001, the Company signed a restricted stock incentive plan and related agreements which will allow the management of The Vision Source, Inc. to be awarded up to 49% of the common shares of The Vision Source, Inc. provided certain performance requirements are achieved by May 31, 2005.

Subsequent to November 30, 2001, the Company advanced $1.0 million to a third party to support its laser scanning technology. This advance will be expensed over the next six to nine months as the cash is expended by the entity in its research and development.

Results of Operations

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                               Three months ended November 30      Six months ended November 30th
(U.S. dollars, in thousands except per share amounts)                  2001              2000              2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues
     Refractive
     Owned                                                     $      9,505      $     18,946      $     22,947      $     41,625
     Managed, facility and access fees                               13,214            16,632            31,149            39,575
     Other                                                            3,939             2,832             7,586             5,155
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                       26,658            38,410            61,682            86,355
---------------------------------------------------------------------------------------------------------------------------------

Expenses
Cost of revenues
     Refractive
     Owned                                                            8,699            15,308            18,430            29,665
     Managed, facility and access fees                               10,647            10,768            22,041            22,056
     Reduction in fair carrying of capital assets                     1,066                --             1,066                --
     Other                                                            2,118             2,376             4,040             5,398
---------------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                               22,530            28,452            45,577            57,119

---------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                                          4,128             9,958            16,105            29,236
---------------------------------------------------------------------------------------------------------------------------------

     Selling, general and administrative                             12,743            19,729            27,357            41,038
     Interest and other                                                 178              (651)              154            (1,617)
     Depreciation of capital assets and assets under lease              603               570             1,150             1,105
     Amortization of intangibles                                      2,536             3,301             5,100             6,459
     Write-down investments                                          20,031                --            20,031                --
     Restructuring and other charges                                    934            14,635               934            14,635
---------------------------------------------------------------------------------------------------------------------------------
                                                                     37,025            37,584            54,726            61,620
---------------------------------------------------------------------------------------------------------------------------------

Loss Before Income Taxes and
     Non-Controlling Interest                                       (32,897)          (27,626)          (38,621)          (32,384)
Income taxes                                                            (96)             (666)             (562)             (840)
Non-controlling interest                                               (375)              263              (747)               23
---------------------------------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD                                            $    (33,368)     $    (28,029)     $    (39,930)     $    (33,201)
                                                               ==================================================================

BASIC LOSS PER SHARE                                           $      (0.88)     $      (0.74)     $      (1.05)     $      (0.88)

Weighted average number of
     Common Shares Outstanding                                   38,064,879        37,932,216        38,052,190        37,564,602

Fully Diluted Loss per share                                   $      (0.88)     $      (0.74)     $      (1.05)     $      (0.88)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

Results of Operations

Revenues for the second quarter of fiscal 2002 were $26.7 million, a 30.6% decrease over revenues of $38.4 million in the second quarter of fiscal 2001. Approximately 85% of total revenues in the second quarter of fiscal 2002 were derived from refractive services as compared to 93% in the second quarter fiscal 2001. Revenues for the first two quarters of fiscal 2002 were $61.7 million, a 28.6% decrease from revenues of $86.4 million in the first two quarters of fiscal 2001. Approximately 88% of total revenues were derived from refractive services as compared to 94% in the first two quarters of fiscal 2001.

Revenues from refractive activities in the second quarter of fiscal 2002 year were $22.7 million, 36.2% less than revenues of $35.6 million from refractive activities in the second quarter of fiscal 2001. Approximately 17,700 procedures were performed in the second quarter of fiscal 2002 compared to approximately 27,100 procedures in the second quarter of fiscal 2001. Revenues from refractive activities in the first two quarters of fiscal 2002 year were $54.1 million, which is 33.4% lower than revenues from refractive activities in the first two quarters of fiscal 2001 of $81.2 million. Approximately 41,900 procedures were performed in the first two quarters of fiscal 2002 compared to approximately 60,500 procedures in the first two quarters of fiscal 2001. The decrease in procedure volume and the associated reduction of revenue is indicative of the condition of the laser vision correction industry which has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with TLC centers. In addition, being an elective procedure, laser vision correction volumes have been further depressed by economic conditions currently being experienced in North America. The Company maintains its stated objective of being a premium provider of laser vision correction services in an industry that has faced significant pricing pressures. In spite of pricing pressures in the industry, the Company's net revenue after doctor compensation per procedure, for the first two quarters of fiscal 2002 declined by only 1% in comparison to the first two quarters of fiscal 2001.

The Company experienced an increase in managed centers and a decrease in owned centers in the comparison of fiscal 2002 versus 2001. In conjunction with the lower revenues period over period of 36.2% the result is that revenue of owned centers has decreased by 50% for the three months ended November 30, 2001, as compared to the three months ended November 30, 2000 (45% for six months ended November 30, 2001, as compared to the six months ended November 30, 2000) while revenue from managed centers has only decreased by 21% for the three months ended November 30, 2001, as compared to the three months ended November 30, 2000 (21% for six months ended November 30, 2001, as compared to the six months ended November 30, 2000.

In the final quarter of fiscal 2000 and during fiscal 2001, the Company completed practice management agreements with a number of surgeons resulting in an increase in intangible assets to reflect the value assigned to these agreements. These intangible assets are being amortized over the term of the applicable agreements. These agreements have resulted either directly or indirectly in lower per procedure fees being collected by the applicable surgeons and a corresponding reduction in doctor compensation which substantially offset the increased amortization costs. These changes have resulted in an increase in the ratio of net revenue after doctor compensation per procedure.

The cost of refractive revenues from eye care centers for the second quarter of fiscal 2002 was $20.4 million, 21.7% less than cost of refractive revenues of $26.1 million in the second quarter of fiscal 2001. The cost of refractive revenues from eye care centers for the first two quarters of fiscal 2002 was $41.5 million, 19.7% less than cost of refractive revenues of $51.7 million in the first two quarters of fiscal 2001. These reductions are in-line with reduced doctors compensation resulting from lower procedure volumes, reductions in royalty fees on laser usage and reduced personnel costs. These reductions were offset by a reduction in the carrying value of capital assets of $1.1 million reflecting a reduction of the Company's investment in certain lasers to $75,000 each. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers. The cost of revenues for refractive centers include a fixed cost component for infrastructure of personnel, facilities and minimum equipment usage fees which has resulted in cost of revenues decreasing at a lesser rate (26% for the three months ended November 30, 2001, and 22% for the six months ended November 30, 2001, as compared to the same periods in fiscal 2001) then the decrease in the associated revenues. Cost of revenues of owned centers include the cost of doctor compensation which does vary in relation to revenues which when combined with the conversion in a number of owned centers to managed centers results in the cost of revenues of owned centers reflecting a much larger variance in the decrease in the costs of revenues in comparison to managed centers.

Selling, general and administrative expenses decreased to $12.7 million in the second quarter of fiscal 2002 from $19.7 million in the second quarter of fiscal 2001. Selling, general and administrative expenses decreased to $27.4 million in the first two quarters of fiscal 2002 from $41.0 million in the first two quarters of fiscal 2001. This reflected decreased marketing costs, decreased infrastructure costs and reductions associated with Corporate Advantage and Third Party Payor programs, each identified in conjunction with the Company's cost reduction initiatives.

In the second quarter, the Company reported a write-down of available-for-sale investments for which the decline is considered other than temporary. The change was comprised of the Company's investment in LaserSight Incorporated ("LaserSight") ($17.5 million) and Laser Vision Centers Inc. ("Laser Vision") ($1.5 million).

Revenues from non-refractive (other) activities were $3.9 million in the second quarter of fiscal 2002, an increase of 39% in comparison to $2.8 million in the second quarter of fiscal 2001. Revenues from non-refractive (other) activities were $7.6 million in the first two quarters of fiscal 2002, an increase of over 47% in comparison to $5.2 million in the first quarter of fiscal 2001. The increase in revenues reflected revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries, while revenues in the secondary care management, hair removal and asset management subsidiaries reflected little or moderate growth.

Net income from non-refractive activities was $0.3 million in the second quarter of fiscal 2002, in comparison to a net loss of $1.6 million before restructuring in the second quarter of fiscal 2001. The loss in the second quarter of fiscal 2001 included the activities of the Company's e-commerce subsidiary, eyeVantage.com, Inc., which generated a loss of $1.8 million before restructuring charges. Net income from non-refractive activities was $0.8 million in the first two quarters of fiscal 2002, in comparison to a net loss of $5.4 million in the first two quarters of fiscal 2001. The loss in the first two quarters of fiscal 2001 included the activities of eyeVantage.com, Inc., which generated losses of $4.7 million. Net income for the first two quarters of fiscal 2002 does not reflect the activities of eyeVantage.com, Inc. due to the decision by the Company in fiscal 2001 to cease material funding of this subsidiary and the resulting decision by eyeVantage.com, Inc. to abandon its e-commerce enterprise. The profit from non-refractive activities in the first two quarters of fiscal 2002 of $0.8 million reflects an increase from the loss of $0.7 million in the first two quarters of fiscal 2001 (excluding eyeVantage.com, Inc.). The improved profitability in the first two quarters of fiscal 2002 was due primarily to increased revenues.

Interest (revenue)/expense and other expenses reflect interest revenue from the Company's cash position offset by debt from debt and lease obligations. The addition of the fourth quarter of fiscal 2001 to long-term debt as a result of the acquisition of a Maryland professional corporation has resulted in increasing interest costs on debt. Similarly, an increase to debt in the second quarter of fiscal 2002 from the corporate headquarters sale-leaseback arrangement resulted in additional increases to interest costs which in conjunction with reduced cash and cash equivalent balances during fiscal 2001 and the first two quarters of fiscal 2002, combined with lower interest yields have resulted in lower interest revenues.

The decrease in depreciation and amortization expense was largely a result of the reduction in the development of new centers and the reduction in depreciation and amortization associated with the Company's decision to cease material funding of eyeVantage.com, Inc. during fiscal 2001. Also the Company has elected to early adopt SFAS No. 142 effective June 1, 2001. The adoption of SFAS No. 142 eliminates the requirement for the Company to amortize goodwill. The adoption of SFAS No. 142 by the Company for fiscal 2002, has resulted in a decrease in amortization of approximately $708,000 ($0.02 per share) in the second quarter of fiscal 2002 and approximately $1,416,000 ($0.04 per share) for the six months ended November 30, 2002. Intangibles whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of 15 years. Current amortization periods range from 5 to 15 years. In establishing these long-term contractual relationships with the Company, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

In the first six months of fiscal 2002 amortization of intangibles decreased by approximately $1.4 million (of which $0.8 million related to the second quarter of fiscal 2002) reflecting the elimination of goodwill amortization of $0.8 million (of which $0.3 million related to the second quarter of fiscal 2002) relating to the Company's exit from eye.Vantage.com, Inc. in the second quarter of fiscal 2001 and the elimination of goodwill amortization of $1.6 million (of which $0.8 million related to the second quarter of fiscal 2002) resulting from the early adoption of SFAS No. 142 offset by an increase in amortization of $1.0 million of Practice Management Agreements (of which $0.3 million related to the second quarter 2002) resulting from practices purchased during fiscal 2001.

During the second quarter of fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels. This program resulted in the identification, notification and elimination of 49 full time equivalent positions and resulted in a severance provision of $934,000 being reported of which $364,000 was paid in the second quarter of fiscal 2002.

In the second quarter of fiscal 2001, the Company recorded restructuring provisions of:

i) $12.4 million relating to the Company's decision to cease materially funding eye.Vantage.com, Inc. $8.7 million attributed to goodwill, $3.3 million to asset write-offs, $1.7 million to employee services and $0.9 million in other closing costs. This was offset by a $2.2 million recovery of a purchase acquisition obligation. As of January 1, 2001, the eye.Vantage.com, Inc. corporate premises were vacated and virtually all employment relationships were severed.

ii) $1.0 million to close three eye care centers. During the first six months of fiscal 2001, the Company had undertaken to restructure its operations to eliminate those centers which were identified as not capable of being profitable.

iii) $1.3 million to reflect potential losses from an equity investment in secondary care activities.

Income tax expense decreased to $0.6 million in the first two quarters of fiscal 2002 from $0.8 million in the first two quarters of fiscal 2001. This decrease reflected the reduction of tax liabilities associated with the Company's partners in profitable subsidiaries from decreased profitability in fiscal 2002 and minimal fluctuation in the requirement to reflect minimum tax liabilities relevant in Canada, United States and certain other jurisdictions.

The loss for the second quarter of fiscal 2002 was $33.4 million or $0.88 per share ($39.9 million or $1.05 per share for the first two quarters of fiscal
2002) compared to a loss of $28.0 million or $0.74 per share for the second quarter of fiscal 2001 ($33.2 and $0.88 per share for the first two quarters of fiscal 2001). This increased loss primarily reflected the impact of reduced refractive revenues offset partially by reduced costs and decreased depreciation and amortization.

Results of Operations

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF INCOME

Three months ended
-----------------------------------------------------          November 30,       August 31,
(U.S. dollars, in thousands except per share amounts)              2001              2001
---------------------------------------------------------------------------      ------------
Revenues
     Refractive
          Owned centers                                        $      9,505      $     13,442
          Management, facility and access fees                 $     13,214      $     17,935
     Other                                                            3,939             3,647
---------------------------------------------------------------------------      ------------
Total revenues                                                       26,658            35,024
---------------------------------------------------------------------------      ------------

Expenses
Cost of revenues
     Refractive
          Owned centers                                               8,699             9,731
          Management, facility and access fees                       10,647            11,394
          Reduction in fair carrying of capital assets                1,066                --
     Other                                                            2,118             1,922
---------------------------------------------------------------------------      ------------
Total cost of revenues                                               22,530            23,047
---------------------------------------------------------------------------      ------------
     Gross margin                                                     4,128            11,977
---------------------------------------------------------------------------      ------------

     Selling, general and administrative                             12,743            14,614
     Interest and other                                                 178               (24)
     Depreciation of capital assets and assets under lease              603               547
     Amortization of intangibles                                      2,536             2,564
     Write-down investments                                          20,031                --
     Restructuring and other charges                                    934                --
---------------------------------------------------------------------------      ------------
                                                                     37,025            17,701
---------------------------------------------------------------------------      ------------

LOSS BEFORE INCOME TAXES AND
     NON-CONTROLLING INTEREST                                       (32,897)           (5,724)
Income taxes                                                            (96)             (466)

Non-controlling interest                                               (375)             (372)
---------------------------------------------------------------------------      ------------
NET LOSS FOR THE PERIOD                                        $    (33,368)     $     (6,562)
                                                               ============      ============

BASIC LOSS PER SHARE                                           $      (0.88)     $      (0.17)

Weighted average number of Common Shares Outstanding             38,064,879        38,039,639

Fully Diluted loss per share                                   $      (0.88)     $      (0.17)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

    Quarter ended November 30, 2001 compared to Quarter ended August 31, 2001

Revenues for the second quarter of fiscal 2002 were $26.7 million, which is a 23.9% decrease over net revenues in the first quarter of fiscal 2002 of $35.0 million. Approximately 85% of total net revenues were derived from refractive services as compared to 90% in first quarter of fiscal 2002.

Revenues from refractive activities for the second quarter of fiscal 2002 were $22.7 million, which is 27.6% lower than the first quarter of fiscal 2002 of $31.4 million. Approximately 17,700 procedures were performed in the second quarter of fiscal 2002 compared to approximately 24,100 procedures in the first quarter of fiscal 2002.

The cost of refractive revenues from eye care centers for the second quarter of fiscal 2002 were $20.4 million, which is 3.4% lower than the cost of refractive revenues of $21.1 million in the first quarter of fiscal 2002 which reflects reduced doctors compensation, royalty fees on laser usage and personnel costs resulting from lower procedure volumes. Selling, general and administrative expenses decreased to $12.7 million in the second quarter of fiscal 2002 from $14.6 million in the first quarter of fiscal 2002. This reduction in costs reflects reduced travel, consulting and employee costs associated with the Company's efforts to reduce costs in line with reduced revenues.


Selling, general and administrative expenses decreased to $12.7 million in the second quarter of fiscal 2002 from $14.6 million in the first quarter of fiscal 2002. This reduction in costs reflects reduced travel, consulting and employee costs associated with the Company's efforts to reduce costs in line with reduced revenues.

The loss for the second quarter of fiscal 2002 was $33.4 million or $0.88 per share, compared to a loss of $6.6 million or $0.17 cents per share for the first quarter of fiscal 2002.

      Liquidity and Capital Resources

During the first two quarters of fiscal 2002 the Company continued to focus its activities on increasing procedure volumes and reducing costs. Cash, cash equivalents, short-term investments and restricted cash were $48.6 million at November 30, 2001 compared to $55.7 million at May 31, 2001. Net current assets at November 30, 2001, reflected a decrease to $25.0 million from $36.8 million at May 31, 2001. This decrease reflected primarily the reduction in cash and cash equivalents during the first two quarters of fiscal 2002.

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

During the first two quarters of fiscal 2002, the Company invested $1.5 in capital assets. The Company has forecasted its capital expenditure requirements for fiscal 2002 will not exceed $5.0 million. The new corporate headquarters, which the Company agreed to sell as part of a sale/leaseback transaction, generated $5.4 million for the Company in the second quarter of fiscal 2002. Due to ongoing responsibility for tenant management and administration as well as restrictions in receipt of a portion of the proceeds, no sale has been reported under US GAAP. The net present value of the Company's net lease payments for the fifteen year term of the leaseback agreement have been reported as additional debt ($5.4 million).

During the first two quarters of fiscal 2002, the Company incurred costs of $1.4 million, which has been deferred, relating to the announced merger with Laser Vision. This merger is anticipated to be completed in the second half of fiscal 2002.

During the first two quarters of fiscal 2002, the Company incurred cash costs of $0.3 million for restructuring relating to the decision by the Company to cease material funding of eye.Vantage.com, Inc., representing primarily lease costs and closure costs. In the second quarter of fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels. This program resulted in the identification, notification and elimination of 49 full time equivalent positions and resulted in a severance provision of $934,000 being reported of which $364,000 of cash expenditures occurred in the quarter.

The Company accrued a liability of $2.1 million resulting from an arbitration award against the Company in the fourth quarter of fiscal 2001. The Company has deferred payment of this liability until, exploration of all legal alternatives have been completed. Payment of this liability, if necessary, is not anticipated until the latter half of fiscal 2002. Under the terms of the arbitration settlement the Company was required to put $3.0 million in escrow until the legal review process is completed.

The Company has access to vendor financing for laser purchases from a laser vendor at favorable rates. In addition, it has completed an agreement with a competing laser vendor which provides for payment on a per procedure fee basis for the laser, associated medical equipment and supplies, royalty fees and maintenance. The Company expects to continue to have access to these financing options for at least the next 18 months.

In July 2001, two excimer laser manufacturers reported settling class action anti-trust case. It is anticipated that a portion of this settlement will be paid to the Company and as such the Company has filed its settlement claims with the court. While the amount to be received has not yet been determined, it is estimated that the Company will receive less than $5.5 million, which will be recorded as income when the amount and timing of receipt are known. It is expected that these payments will be received in the first half of calendar 2002.

The Company estimates that existing cash balances, together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations, acquisition and expansion plans for the next 12 to 18 months.

Cash provided by (used for) Operating Activities

Net cash provided by (used for) operating activities decreased by $10.1 million to $(4.4) million of cash used for operating activities in the first two quarters of fiscal 2002 from $5.7 million of cash provided by operating activities in the first two quarters of fiscal 2001. Net cash used for operating activities of $(4.4) million in the first two quarters of fiscal 2002 primarily represents cash used for cash earnings (defined as net loss adding back amortization and depreciation, gain or loss on the sale of fixed assets, non-cash restructuring costs, income tax provision and minority interest included as part of net income) of $(5.8) million in the first two quarters of fiscal 2002 as compared to $(2.7) million in the first two quarters of fiscal 2001. Cash provided by a reduction in accounts receivable of $2.0 million in the first two quarters of fiscal 2002 as compared to a reduction of $6.1 million in the first two quarters of fiscal 2001, cash used for a reduction in accounts payable of $(1.2) million in the first two quarters of fiscal 2002 as compared to a reduction of $(3.1) million in the first two quarters of fiscal 2001. Cash used for net payments of tax of $(0.2) million in the first two quarters of fiscal 2002 as compared to cash provided by net refunds of tax of $3.6 million in the first two quarters of fiscal 2001 and cash provided by a decrease of prepaid expenses and other assets net of liabilities of $0.8 million in the first two quarters of fiscal 2002 as compared to a decrease of $1.8 million in the first two quarters of fiscal 2001.

Cash provided by (used for) Financing Activities

Net cash provided by (used for) financing activities changed by $10.2 million in the first two quarters of fiscal 2002 to cash provided by financing activities of $0.2 million from cash used for operating activities of $(10.0) million in the first two quarters of fiscal 2001. Net cash provided by financing activities in the first two quarters of fiscal 2002 primarily represents cash used for payments of debt financing and obligations under capital leases of $(2.4) million in the first two quarters of fiscal 2002 as compared to $(3.8) million in the first two quarters of fiscal 2001. Cash used for payments of accrued purchase obligations of $0.0 million in the first two quarters of fiscal 2002 as compared to payments of $(3.0) million in the first two quarters of fiscal 2001. Cash used for distributions to non-controlling interests of $(2.7) million in the first two quarters of fiscal 2002 as compared to $(3.2) million in the first two quarters of fiscal 2001. Cash used for an increase in the required amount of restricted cash of $(0.3) million in the first two quarters of fiscal 2002 as compared to $0.0 million in the first two quarters of fiscal 2001. Cash used for payments related to the purchase and cancellation of capital stock of $0.0 million in the first two quarters of fiscal 2002 as compared to $(0.5) million in the first two quarters of fiscal 2001. Cash use offset by cash provided by proceeds from debt financing of $5.4 million in the first two quarters of fiscal 2002 resulting from the sales-leaseback arrangement regarding the corporate headquarters as described below, compared to $0.0 million in the first two quarters of fiscal 2001, and cash provided by the issuance of common stock of $0.1 million in the first two quarters of fiscal 2002 as compared to $0.3 million in the first two quarters of fiscal 2001.

Total consideration received for the sale-leaseback was Cdn. $10.1 million, Cdn. $8.6 million cash and Cdn. $1.5 million 8.0% note receivable. The term of the note is seven-years with the first of four payments of Cdn. $100,000 due on the third anniversary of the sale and a final payment of Cdn. $1.1 million due on the seventh anniversary of the sale. The lease term related to the leaseback covers a period of 15 years. For accounting purposes, due to ongoing responsibility for tenant management and administration as well as taking back the note as part of the consideration for the sale, no sale has been reported. For purpose of financial reporting the cash proceeds of Cdn. $8.6 million has been presented as additional debt. Subsequent receipt of the note will result in additional debt while lease payments will result in decreasing the debt and interest expense. Until the Company meets the accounting qualifications of recognizing the sale, the building associated with the sale-leaseback will continue to be depreciated over its initial term of 40 years.

Cash Provided by (Used for) Investing Activities

Net cash used for investing activities decreased by $12.8 million in the first two quarters of fiscal 2002 to $(0.0) million from $(12.8) million in the first two quarters of fiscal 2001. Net cash provided by (used in) investing activities in the first two quarters of fiscal 2002 primarily represents cash used for a required increase of restricted cash of $(3.0) million in the first two quarters of fiscal 2002 resulting from an arbitration award requirement to put the cash in escrow awaiting completion of the exploration of all legal alternatives compared to $0.0 million in the first two quarters of fiscal 2001. Cash used for the purchase of fixed assets of $(1.5) million in the first two quarters of fiscal 2002 as compared to $(9.1) million in the first two quarters of fiscal 2001. Cash used for costs of acquisitions and investments and other assets of $(1.8) million in the first two quarters of fiscal 2002 as compared to $(5.8) million in the first two quarters of fiscal 2001, offset by cash provided by the sale of short term investments of $6.1 million in the first two quarters of fiscal 2002 as compared to $0.0 million in the first two quarters of fiscal 2001. Cash provided by proceeds from the sale of fixed assets, assets under capital lease and investments of $0.2 million in the first two quarters of 2002 as compared to $2.1 million in the first two quarters of fiscal 2001.

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

The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Financial Accounting Standards Board also issued Statement No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and indefinite life intangible assets and requires these assets to be tested annually for impairment. For goodwill and other intangible assets existing at June 30, 2001, the new Statement must be applied for fiscal years beginning after December 15, 2001, with earlier adoption permitted. For goodwill and other intangible assets resulting from business combinations completed after June 30, 2001, the Statement must be adopted immediately. The Company has decided to adopt SFAS Nos.141 and 142 for the fiscal 2002 year which began on June 1, 2001. The adoption has resulted in the elimination in the first two quarters of fiscal 2002 of approximately $1.4 million ($0.04 per share) of goodwill amortization that would have been charged to earnings had the Company not early adopted these new accounting policies (in the first quarter of fiscal 2001, $2.4 million ($0.06 per share) of goodwill amortization was reported). The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units, for which the carrying value exceeds the fair value as at June 30, 2001. Step two of the transitional impairment test, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $10 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company would also be required to perform an impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any will be reflected in operating income in the income statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

      a.    Reports on 8-K:

      On December 10, 2001, the Company filed with the Commission a current report on Form 8-K reporting under Item 5 (Other Events), the Company announced its review of the carrying value of its long-term investment in LaserSight, Inc. under current accounting guidelines.

      On December 27, 2001, the Company filed with the Commission a current report on Form 8-K reporting under Item 5 (Other Events), the Company announced the extension of the deadline of the Merger Agreement from December 31, 2001, to March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TLC LASER EYE CENTERS INC.


                                         By: /s/ Elias Vamvakas
                                             -----------------------------------
                                                 Elias Vamvakas
                                                 Chief Executive Officer
                                                 January 14, 2002


                                         By: /s/ Brian Park
                                             -----------------------------------
                                                 Brian Park
                                                 Interim Chief Financial Officer
                                                 January 14, 2002