Form 10-K/A
period 2001-05-31
TLC LASER CENTER INC
filed 2002-02-26
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                           FORM 10-K/A AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

                                Explanatory Note

This Amendment No. 2 to TLC Laser Eye Centers Inc.'s Annual Report on Form 10-K dated February 25, 2002 for the fiscal year ended May 31, 2001, is filed to respond to comments from the Securities and Exchange Commission.

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

                                     PART I

ITEM 1. BUSINESS

Overview

      TLC Laser Eye Centers Inc. ("TLC" or the "Company") is one of the largest providers of laser vision correction services in North America. TLC owns and manages eye care centers which, together with TLC's network of over 12,500 eye care doctors, provide laser vision correction of common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an out-patient procedure that is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in September 1993, currently has 59 eye care centers in 27 states and provinces throughout the United States and Canada. More than 350,000 paid refractive procedures have been performed at TLC centers, including over 122,800 performed at the Company's centers during fiscal 2001.

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

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 common shares of the Company for each of the approximately 25.9 million outstanding shares of common stock of Laser Vision. In addition, each of the approximately 7.8 million outstanding options or warrants to acquire stock of Laser Vision shall be assumed by the Company and become options or warrants to acquire common shares of the Company based on the 0.95 exchange rate. The merger is expected to be effected on a tax-free basis to shareholders and accounted for under the purchase method. The Company's Chairman and Chief Executive Officer, Elias Vamvakas, will be the Chairman and Chief Executive Officer of the merged company. John J. (Jack) Klobnak, Laser Vision's current Chairman and CEO, will assume a non-executive Vice Chairmanship and continue as a corporate director for approximately one year, after which time he intends to retire. James Wachtman, President and Chief Operating Officer of Laser Vision will serve as the merged company's President & Chief Operating Officer. The merged company's Chief Financial Officer will be Charles Bono, who is currently Chief Financial Officer of Laser Vision. The board of directors of the merged company is expected to be composed of members from both companies' current boards of directors. Completion of the transaction, expected to occur in the Company's third quarter of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions.

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

      Excimer laser procedures are designed to reshape the outer layers of the cornea to correct vision disorders by changing the curvature of the cornea. There are currently two procedures that use the excimer laser to correct vision disorders: Photorefractive Keratectomy ("PRK") and Laser In-Situ Keratomileusis ("LASIK"). In the case of both PRK and LASIK, prior to the procedure, the doctor makes an assessment of the exact correction required and programs the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. Both PRK and LASIK are performed on an outpatient basis without general anaesthesia, using only topical anaesthetic eye drops. An eyelid holder is inserted to prevent blinking while the eye drops eliminate the reflex to blink. The patient reclines in a chair, his or her eye focused on a fixation target, and the surgeon positions the patient for the procedure. The surgeon uses a foot pedal to apply the excimer laser beam, which emits a rapid succession of excimer laser pulses. The typical procedure takes 10 to 15 minutes, from set-up to completion, with the length of time of the actual excimer laser treatment lasting 15 to 90 seconds.

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

The Refractive Market

      While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, the American Society of Cataract & Refractive Surgery estimates that approximately 50% of the United States population or 145 million people suffer from some form of refractive disorder requiring vision correction including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. To date, based on Market Scope's estimate of the number of people who have had procedures, only an estimated two to three percent of this target population has actually had laser vision correction.

      Industry sources estimate that 105,000 laser vision correction procedures were performed in the United States in 1996, 215,000 were performed in 1997, 480,000 were performed in 1998, 700,000 were performed in 1999, 1.4 million were performed in 2000 and 1.7 million will be performed in 2001. Based on the number of procedures performed in 2000, Market Scope concludes that laser eye surgery has become the most widely performed surgical procedure in the United States. The Company believes that its profitability and growth will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada and competition.

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

      TLC began operations in September 1993 when it opened an eye care center in Windsor, Ontario, Canada. TLC currently owns or operates 60 eye care centers in 26 states and provinces throughout the United States and Canada. See Item 2 "Properties" for a current list of the Company's eye care centers.

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

Controlling Costs

      TLC has and continues to review its cost structure with a view to significantly reducing complexity and overall costs. On a day to day operations level, this review seeks to achieve a more comprehensive approach to corporate office cost reduction, refinements in the center operating model to increase efficiency without compromising patient care and better leveraging of TLC's economies of scale. On a strategic level, this review resulted in the Company's decision in fiscal 2001 to terminate its funding for its e-commerce subsidiary eyeVantage.com, Inc. and its decision to terminate operations, close three eye care centers, terminate plans to construct another center and sell its ownership interest in another center. See Note 19 to "Item 8 - "Financial Statements and Supplementary Data" and "Item 2 - Properties".

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

Strategic Acquisitions

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

Description of Eye Care Centers

      The Company currently owns and manages 53 eye care centers in the United States and 7 eye care centers in Canada. Each eye care center has a minimum of one excimer laser with many of the centers having two or more lasers. In the United States, the majority of the Company's excimer lasers are manufactured by either VISX Incorporated ("VISX") or Alcon, with a number manufactured by LaserSight. In Canada, the majority of the Company's excimer lasers are manufactured by Chiron Vision Corporation, a subsidiary of Bausch & Lomb Inc.("B&L").

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

Other Businesses

      eyeVantage.com, Inc., a subsidiary of TLC, provided e-business services for eye care professionals. As part of its strategy to focus on its core business of providing laser vision correction surgery services and to reduce costs, the Company announced in October 2000 that it had chosen to cease funding the activities of eyeVantage.com, Inc. See Note 18 to "Item 8 - "Financial Statements and Supplementary Data".

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

Market for Laser Vision Correction

      Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market will grow. Laser vision correction providers are divided into three major segments: corporate owned centers; independent surgeon owned centers; and institution owned centers. According to Market Scope, as of June 30, 2001, independent surgeon owned centers accounted for the largest percentage of total procedure value in the industry with a 54.6% market share. Corporate owned centers accounted for 31.5% of total procedures performed. The remaining 13.9% of laser vision correction procedures were performed at institution owned centers, such as hospitals or universities.

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

Employees

      As part of its initiative to reduce costs, the Company has significantly reduced its staffing levels over the past year. As of July 31, 2001, the Company had more than 760 employees, as compared to more than 1,034 employees a year ago. The Company, through affiliated entities, which includes professional corporations owned by physicians, engages approximately 130 optometrists to furnish clinical services and non-clinical services, including management and administrative functions. The Company, through those affiliated entities, also engages approximately 60 ophthalmologists to furnish non-clinical services consistent with those of a medical director. As well, there are currently 289 ophthalmologists that provide laser vision correction services at locations operated by the Company and over 12,000 doctors who have agreed to be affiliated with the Company. The affiliation with the Company does not include any obligation on the part of the doctor to refer cases or furnish any services to the Company. Rather, the affiliated doctor has acknowledged a willingness to work with the Company and allow the Company, in certain circumstances, to collect fees directly from the patient for subsequent remittance to the doctor.

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

ITEM 2. PROPERTIES

      The Company's centers are located in leased premises. The leases are negotiated on market terms and typically have a term of five to ten years. The terms of the leases provide for total aggregate monthly lease obligations of approximately $700,000. See Note 15 to "Item 8 - Financial Statements and Supplementary Data". The following chart contains the location and acquisition or opening date of each TLC eye care center:

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Common Shares are listed on The Toronto Stock Exchange under the symbol "TLC" and on the NASDAQ National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on The Toronto Stock Exchange and the NASDAQ National Market:

                              The
                            Toronto                     NASDAQ
                             Stock                     National
                            Exchange                    Market
                           ------------------------   --------------------------
                                 High          Low         High             Low
                           -----------   ----------   ----------    ------------
Fiscal 2001

First Quarter                 C$12.20       C$7.70       $8.313           $5.00
Second Quarter                   8.20         3.55         5.50            2.25
Third Quarter                   12.00         1.67        7.875           1.125
Fourth Quarter                  14.20         7.11         9.25            4.64

Fiscal 2000

First Quarter                 C$79.00      C$36.50       $53.50          $24.13
Second Quarter                  49.50        23.25        32.75           15.75
Third Quarter                   29.25        16.25        19.88           10.50
Fourth Quarter                  23.00         8.75        15.69            5.89

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

ITEM 6. SELECTED FINANCIAL DATA

      Set forth in the following pages are selected historical consolidated financial data as of and for each of the fiscal years in the five-year period ended May 31, 2001, which have been derived from and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-K. See Note 1 to "Item 8 - Financial Statement and Supplementary Data"(1).

----------
(1) This Amendment No. 2 to TLC Laser Eye Centers Inc.'s Annual Report on Form 10-K dated February 25, 2002, for the fiscal year ended May 31, 2001 is filed to respond to comments from the Securities and Exchange Commission.

                                         Year Ended May 31
                                         -----------------

                                  1997         1998          1999          2000          2001
                                ------       ------       -------       -------       -------
Income Statement Data

Revenues(3)

Refractive

Owned centers                   12,773       37,857        83,674        97,608        78,470

Management, facility and
access fees                      2,254       14,495        48,754        92,625        82,749

Other                            4,921        6,769        14,482        10,990        12,787

Total revenues                  19,948       59,121       146,910       201,223       174,006

Cost of  revenues

Owned centers                    8,370       20,092        57,384        68,439        55,226

Management, facility and
access fees                      2,663        4,953        26,581        51,549        44,684

Other                            2,819        4,624         8,418         9,246        10,106

Total cost of revenues          13,852       29,669        92,383       129,234       110,016

Gross margin                     6,096       29,452        54,527        71,989        63,990

Expenses

Selling and
administrative                   9,734       29,875        32,448        66,611        67,802

Interest and other
(Note 13)                          722        1,434         2,245        (4,492)       (2,543)

Depreciation of
capital assets and assets
under capital lease                348        1,321         1,510         1,932         2,262

Amortization of
intangibles (Note 13)              469        3,357         3,882         7,396        12,543

Start-up and
development expenses             4,292        3,267         3,606            --            --

Restructuring and other
charges (Note 19)                   --           --        12,924            --        19,075

Total expenses                  15,565       39,254        56,615        71,447        99,139

INCOME (LOSS)
BEFORE INCOME
TAXES AND NON-
CONTROLLING
INTEREST                        (9,469)      (9,802)       (2,088)          542       (35,149)

Income Taxes (Note 14)            (105)      (1,071)       (2,020)       (3,454)       (2,239)

Non-controlling
interest                             _          593          (448)       (3,006)         (385)

NET LOSS FOR THE
YEAR - U.S. GAAP                (9,574)     (10,280)       (4,556)       (5,918)      (37,773)

LOSS PER SHARE -
Basic and Diluted
U.S. GAAP                        (0.47)       (0.37)        (0.13)        (0.16)        (1.00)

Weighted average
number of Common Shares
outstanding (in thousands)      20,617       28,035        34,090        37,178        37,779

                                                          Year Ended May 31
                                                          -----------------

                                                          1997          1998          1999        2000        2001
                                                        ------        ------        ------     -------     -------
Operating Data
Number of eye care centers (at end of period)

Owned                                                       19            36            40          36          30

Managed                                                      8             9            15          26          29

TOTAL                                                       27            45            55          62          59

Number of secondary care centers (at end of period)          7            15            14           5           5

Owned                                                    9,542        24,222        52,506      62,000      55,553

Managed                                                  1,484        11,637        38,094      72,000      67,247

TOTAL                                                   11,026(4)     35,859(5)     90,600     134,000     122,800

                                                            As of May 31
                                                              1997             1998            1999             2000           2001
                                                          --------         --------        --------         --------       --------
Balance Sheet Data

Cash and cash equivalents                                   13,230            1,895         125,598           78,531         47,987

Working capital                                              8,055           53,153         146,884           59,481         36,837

Total assets                                                73,746          164,212         295,675          289,364        238,438

Total debt, excluding current portion                       10,935           17,911          11,030            6,728          8,313

Shareholders' equity

Capital Stock                                               63,522          143,554         269,454          269,953        276,277

Warrants                                                        --               --              --              532            532

Deficit                                                    (12,141)         (22,421)        (31,267)         (42,388)       (80,161)

Accumulated other comprehensive income (loss)                   --              407           5,936           (4,451)        (9,542)
                                                            51,381          121,540         244,123          223,646        187,106

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of this Form 10-K. The following discussion is based upon the Company's results under United States GAAP(2). Unless otherwise specified, all dollar amounts are U.S. dollars. See Note 1 to the Consolidated Financial Statements of the Company.

Overview

      TLC is one of the largest providers of laser vision correction services in North America. TLC owns and manages eye care centers which, together with TLC's network of over 12,500 eye care doctors, provide laser vision correction of common refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction is an outpatient procedure which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in September 1993, currently has 59 eye care centers in 27 states and provinces throughout the United States and Canada. Surgeons performed over 122,800 procedures at the Company's centers during the fiscal 2001.

      The Company recognizes revenues at the time services are rendered. Revenues include only those revenues pertaining to owned laser centers and management fees from managing refractive and secondary care practices. Under the terms of the practice management agreements, the Company provides non-clinical services, which include management services, staffing, equipment lease and maintenance marketing and administrative services to refractive and secondary care practices in return for management fees. The management fees represent fair market value for the services that are furnished by the Company and are typically addressed as a per procedure fee, where applicable. For Third Party Payor programs and corporations with arrangements with TLC, the Company's management fee and the fee charged by the surgeon are both discounted in proportion to the discount afforded to these organizations. While the Company does not direct the manner in which the surgeons practice medicine, the Company does direct the day-to-day non-clinical operations of the centers. The management agreements vary in length but usually are approximately 1 to 5 years. In the event the Company has made a significant investment in a physician's practice, the practice management agreements typically are for an extended period of time, averaging for at least 6 to 10 years. Management services revenue is equal to the net revenue of the physician practice, less amounts retained by the physician groups. Management services revenue under the terms of the practice management agreements for laser vision correction procedures are recognized when the services are performed.

      Revenues of the physician's practice represent amounts charged to patients for laser vision correction services net of the impact of applicable patient discounts and related contractual adjustments. Amounts retained by physician groups may include costs for uncollectible amounts from patients, professional contractual costs and miscellaneous administrative charges.

      Uncollectible amounts from patients are reviewed and provided for on a regular monthly basis for those amounts due from physicians or patients for which there is a permanent reduced likelihood of collection in whole or in part.

      Procedure volumes represent the number of laser vision correction procedures completed for which the amount that the patient has been invoiced for the procedure exceeds a pre-defined company wide per procedure revenue threshold. Procedures may be invoiced under the threshold amounts primarily for promotional or marketing purposes and are not included in the procedure volume numbers reported. By not counting these promotional procedures the net revenue after

----------
(2) This Amendment No. 2 to TLC Laser Eye Centers Inc.'s Annual Report on Form 10-K dated February 25, 2002, for the fiscal year ended May 31, 2001 is filed to respond to comments from the Securities and Exchange Commission.

doctor's compensation per procedure ratio is higher than if these procedures had been included in the procedure volumes.

      Doctors' Compensation as presented in the financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers, the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services, engage ophthalmic professionals. As such, the costs associated with arranging for, these professionals to furnish professional services is reported as a cost of the professional corporation and not of the Company.

      Included in costs of revenue are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs and facility fees as well as center costs associated with personnel, facilities and amortization of center assets.

      In Company owned centers, the Company engages doctors to provide laser vision correction services and the amounts paid to the doctors are reported as a cost of revenue as well.

      Selling, general and administrative expenses include expenses which are not directly related to the provision of laser correction services.

      The Company continues to pursue a growth strategy in its core refractive laser vision correction business, which accounts for more than 92% of revenues. The Company has experienced its first decrease in annual procedure volumes since inception. This decrease is indicative of the uncertainty in the laser vision correction industry which has seen extensive pressure on prices from deep discount providers, the recent bankruptcies of a number of laser vision correction companies and negative publicity in the media concerning competing centers. In addition, being an elective procedure, laser vision correction volumes may have been further depressed by economic conditions in early 2001.

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

Results of Operations

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF LOSS

(U.S. dollars, in thousands except per share amounts)

                                                                         Years Ended May 31,
                                                         ------------------------------------------------
                                                                 2001              2000              1999
                                                         ------------      ------------      ------------
Revenues
     Refractive
          Owned centers                                  $     78,470      $     97,608      $     83,674

          Management, facility and access fees                 82,749            92,625            48,754

     Other                                                     12,787            10,990            14,482
                                                         ------------      ------------      ------------
Total revenues (Note 16)                                      174,006           201,223           146,910
                                                         ------------      ------------      ------------
Expenses

Cost of revenues

     Refractive

          Owned centers                                        55,226            68,439            57,384

          Management, facility and access fees                 44,684            51,549            26,581

     Other                                                     10,106             9,246             8,418

Total cost of net revenues                                    110,016           129,234            92,383
                                                         ------------      ------------      ------------
     Gross margin                                              63,990            71,989            54,527
                                                         ------------      ------------      ------------
     Selling, general and administrative                       67,802            66,611            32,448

     Interest and other (Note 13)                              (2,543)           (4,492)            2,245

     Depreciation of capital assets and assets under
     capital lease (Note 12)                                    2,262             1,932             1,510

     Amortization of intangibles (Note 13)                     12,543             7,396             3,882

     Start-up and development expenses                             --                --             3,606

     Restructuring and other charges (Note 19)                 19,075                --            12,924
                                                         ------------      ------------      ------------
                                                               99,139            71,447            56,615
                                                         ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
NON-CONTROLLING INTEREST                                      (35,149)              542            (2,088)

Income taxes (Note 14)                                         (2,239)           (3,454)           (2,020)

Non-controlling interest                                         (385)           (3,006)             (448)
                                                         ------------      ------------      ------------
NET LOSS FOR THE YEAR                                    $    (37,773)     $     (5,918)     $     (4,556)
                                                         ============      ============      ============
LOSS PER SHARE  - Basic and Diluted                      $      (1.00)     $      (0.16)     $      (0.13)
                                                         ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -                                       37,778,955        37,178,253        34,090,316
                                                         ============      ============      ============

Year ended May 31, 2001 compared to Year ended May 31, 2000

      Revenues for fiscal 2001 were $174.0 million, which is a 13.5% decrease over last year's $201.2 million. Approximately 93% of total revenues were derived from refractive services as compared to 95% in fiscal 2000.

      Revenues from eye care centers for fiscal 2001 were $161.2 million, which is 15.2% lower than last year's $190.2 million. Approximately 122,800 procedures were performed in fiscal 2001 compared to 134,200 procedures in fiscal 2000. The decrease in procedure volume and the associated reduction of revenue reflects the condition of the laser vision correction industry, which has experienced uncertainty due to a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies and the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavourable outcomes from procedures performed at competing centers. The Company maintains its vision to be a premium provider of laser vision correction services in an industry that has faced significant pricing pressures. Due to the pricing pressures in the industry and the lower procedure prices offered pursuant to discounts associated with the Company's Corporate Advantage Program, the Company's net revenue after doctor compensation, per procedure, for fiscal 2001 declined by 8% in comparison to fiscal 2000.

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

      The cost of refractive revenues from eye care centers for fiscal 2001 was $99.9 million, which is 16.8% lower than last year's $120.0 million. This reduction is primarily due to reduced doctors compensation resulting from lower procedure volumes, lower royalty fees on laser usage and lower personnel costs.

      Selling, general and administrative expenses increased to $67.8 million in fiscal 2001 from $66.6 million in fiscal 2000. This reflects increased marketing costs aimed at raising consumer awareness of TLC's brand. In addition, the increased expense was due to increased consulting costs, legal costs and infrastructure costs incurred to support our growth strategy. These costs were partially offset by reductions associated with Corporate Advantage and Third Party Payor programs indentified in conjunction with the Company's cost reduction initiatives.

      Revenues from non-refractive (Other) activities were $12.8 million in fiscal 2001, an increase of over 16% in comparison to $11.0 million in fiscal 2000. The increase in revenues reflects revenue growth of greater then 25% in the network marketing and management, professional healthcare facility management and hair removal subsidiaries, while revenues in the secondary care management and asset management subsidiaries reflected moderate growth.

      Net loss from non-refractive activities was $18.6 million in fiscal 2001, an increase of over 280% in comparison to a net loss of $4.9 million in fiscal 2000. The loss in fiscal 2001 includes a restructuring charge of $11.7 million (2000 - $0) resulting from the decision made by the Company to no longer support the activities of its e-commerce subsidiary eyeVantage.com, Inc. Excluding the impact of the restructuring charge, eyeVantage.com,

Inc., generated losses of $5.6 million (2000 - $3.8 million). The loss from the remaining non-refractive activities were $1.3 million, an increase from the loss in fiscal 2000 of $1.1 million. The increased loss in fiscal 2001 is due primarily to increased amortization of intangibles of $0.4 million at the Company's network marketing and management subsidiary resulting from increased goodwill arising from the finalization of the earn-out calculations arising from the Company's 1997 acquisition of this entity (see "Note 12 - Capital Stock - a) Common Stock" and "Note 18 - Acquisition - 2001 Transactions - ii and 2000 Transactions v.").

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

      Restructuring and other charges (see "Note 19 - Restructuring and Other Charges") in fiscal 2001, reflect decisions that were made to:

      a) cease support of from the Company's e-commerce enterprise eyeVantage.com, Inc. ("eyeVantage"). The decision to close activities at eyeVantage was the result of a number of factors including:

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

            (iv) eyeVantage had not established a revenue base sufficient to meet operating requirements or to attract outside investment; and

            (v) the operating costs on a monthly basis were in excess of $1.0 million and the Company did not feel there was sufficient future value to continue to support eyeVantage.com's operations.

            The decision to close activities resulted in a restructuring charge of $11.7 million which reflects the estimated impact of the write-down of goodwill of $8.7 million, loss write down of fixed assets of $2.1 million, employee termination costs of $1.7 million representing the termination costs of 29 employees, accounts receivable losses of $0.4 million and $1.1 million of costs incurred in the closing process which includes legal, administrative and lease commitment costs. These losses were offset by a gain of $2.3 million resulting from the reduction in the purchase obligation associated with the Optical Options, Inc. acquisition (see "Note 18 - Acquisitions - 2001 Transactions - iii").

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

Summary of Restructuring and Other Charges
($ 000's)                                                        Restructuring charges
                                              ----------------------------------------------------------

                                                                                             Terminate
                                              eyeVantage     Closure of      Sale of      development of
                                              .com, Inc.   laser centers   laser center    laser center
                                              ----------   -------------   ------------   --------------
   Severances                                    1,712            70
   Lease commitments                               808           280                            122
   Legal and Administrative costs                  296
   Professional services
   Patient commitments                                            50

   Asset write-downs
      Current assets                               425            86
      Fixed Assets                               2,091           865
      Intangibles                                8,713            34
      Investments and other assets                                              160

   Recovery of purchase obligations             (2,380)
   Write off of minority interest                                               130
                                              ----------------------------------------------------------
Total restructuring and other charges           11,665         1,385            290             122
                                              ==========================================================

Summary of Restructuring and Other Charges
($ 000's)                                                        Other charges
                                              --------------------------------------------------   -------
                                                           Impairment      Legal      Potential
                                                           in Vision    arbitration   losses re
                                              Consulting    America     settlement      equity
                                               services    investment     accrual     investment    Total
                                              ----------   ----------   -----------   ----------   -------
   Severances                                                                                       1,728
   Lease commitments                                                                                1,210
   Legal and Administrative costs                                          2,100                    2,396
   Professional services                        1,600                                               1,600
   Patient commitments                                                                                 50

   Asset write-downs
      Current assets                                                                                  511
      Fixed Assets                                                                                  2,956
      Intangibles                                                                                   8,747
      Investments and other assets                             936                        977       2,073
                                                                                                       --
   Recovery of purchase obligations                                                                (2,380)
   Write off of minority interest                                                                     130
                                                                                                       --
                                              -----------------------------------------------      ------
Total restructuring and other charges           1,600          936         2,100          977      19,075
                                              ===============================================      ======

Impact on Fiscal 2001 earnings
   Revenue                                          21         1,941          1,023              --
   Doctor Compensation                              --           372            158
                                              -----------------------------------------------------
   Net revenues after doctor compensation           21         1,569            865              --
   Expenses:
   Operating expenses                            3,011         1,935          1,191
   Interest and other (1)                        1,739           226             22
   Depreciation of assets                          186           395            180
   Amortization of intangibles                     724             3             --
                                              -----------------------------------------------------
                                                 5,660         2,559          1,393              --
                                              -----------------------------------------------------
   Loss from operations excluding
      restructuring and other charges           (5,639)         (990)          (528)             --
                                              =====================================================
   Number of months of operations during
      fiscal 2001 (2)                                5             7             11             n/a
                                              =====================================================

(1) Interest expense at eyeVantage was from funding from affiliated companies which is eliminated in consolidated reporting.
(2) Reflects weighted average revenue for three centers being closed

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

      The cost of revenues from eye care centers for fiscal 2000 were $120.0 million, which is 42.9% higher than last year's $84.0 million which is in line with higher procedure volumes which result in increased doctors compensation as well as variable consumable costs of providing laser vision correction services through either owned or managed centers.

      Selling, general and administrative expenses increased to $66.6 million in fiscal 2000 from $32.4 million in fiscal 1999. This reflects increased marketing costs aimed at raising consumer awareness of TLC's brand, infrastructure costs incurred to support continued growth and costs associated with the Corporate Advantage Program and Third Party Payor programs.

      Revenues from non-refractive (Other) activities were $11.0 million in fiscal 2000, a decrease in comparison to $14.5 million in fiscal 1999. The decrease in revenues reflect the divestitures of two of the Company's secondary care businesses and its managed care business.

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

      The Company estimates that existing cash balances, together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations, acquisition and expansion plans for the next twelve to eighteen months.

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

Subsequent Events

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 common shares of the Company which is expected to result in the issuance of approximately 24.6 million of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing approximately 7.4 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the Company's third quarter of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions.

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

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF LOSS

(U.S. dollars, in thousands except per share amounts)

                                                                                                Years Ended May 31,
                                                                                 ------------------------------------------------
                                                                                         2001              2000              1999
                                                                                 ------------      ------------      ------------
Revenues

     Refractive

          Owned centers                                                          $     78,470      $     97,608      $     83,674

          Management, facility and access fees                                         82,749            92,625            48,754

     Other                                                                             12,787            10,990            14,482
                                                                                 ------------      ------------      ------------
Total revenues (Note 16)                                                              174,006           201,223           146,910
                                                                                 ------------      ------------      ------------
Expenses

Cost of revenues

     Refractive

          Owned centers                                                                55,226            68,439            57,384

          Management, facility and access fees                                         44,684            51,549            26,581

     Other                                                                             10,106             9,246             8,418
                                                                                 ------------      ------------      ------------
Total cost of revenues                                                                110,016           129,234            92,393
                                                                                 ------------      ------------      ------------
      Gross margin                                                                     63,990            71,989            54,527
                                                                                 ------------      ------------      ------------
     Selling, general and administrative                                               67,802            66,611            32,448

     Interest and other (Note 13)                                                      (2,543)           (4,492)            2,245

     Depreciation of capital assets and assets under capital lease (Note 12)            2,262             1,932             1,510

     Amortization of intangibles (Note 13)                                             12,543             7,396             3,882

     Start-up and development expenses                                                     --                --             3,606

     Restructuring and other charges (Note 19)                                         19,075                --            12,924
                                                                                 ------------      ------------      ------------
                                                                                       99,139            71,447            56,615
                                                                                 ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES AND NON-
CONTROLLING INTEREST                                                                  (35,149)              542            (2,088)

Income taxes (Note 14)                                                                 (2,239)           (3,454)           (2,020)

Non-controlling interest                                                                 (385)           (3,006)             (448)
                                                                                 ------------      ------------      ------------
NET LOSS FOR THE YEAR                                                            $    (37,773)     $     (5,918)     $     (4,556)
                                                                                 ============      ============      ============
LOSS PER SHARE  - Basic and Diluted                                              $      (1.00)     $      (0.16)     $      (0.13)
                                                                                 ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON                                                  37,778,955        37,178,253        34,090,316
SHARES OUTSTANDING -                                                             ============      ============      ============

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

                                                                        As at May 31,
                                                                    ----------------------
                                                                       2001         2000
                                                                    ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents (Notes 2, 3 and 17)                    $47,987      $78,531
     Short-term investments (Note 3)                                    6,063           --
     Accounts receivable (Notes 4 and 17)                               9,950       15,527
     Income taxes recoverable                                              --        4,734
     Prepaid expenses and sundry assets                                 4,501        5,922
                                                                    ---------    ---------
     Total current assets                                              68,501      104,714
Restricted cash (Notes 2 and 3)                                         1,619        1,722
Investments and other assets (Note 4)                                  23,171       29,478
Intangibles (Note 6)                                                   92,802       89,297
Fixed assets (Note 7)                                                  44,963       53,431
Assets under capital lease (Note 8)                                     7,382       10,722
                                                                    ---------    ---------
Total assets                                                         $238,438     $289,364
                                                                    =========    =========

LIABILITIES
Current liabilities:
     Accounts payable and accrued liabilities                         $15,028      $21,467
     Accrued purchase obligations (Note 18)                             3,000       13,200
     Accrued restructuring costs (Note 19)                                718           --
     Accrued wage costs                                                 3,652        2,974
     Accrued legal settlements (Note 19)                                2,100           --
     Income taxes payable                                                 397           --
     Current portion of long-term debt (Notes 9 and 18)                 3,826        2,332
     Current portion of obligations under capital leases (Note 10)      2,943        5,260
                                                                    ---------    ---------
     Total current liabilities                                         31,664       45,233
Long-term debt (Notes 9 and 18)                                         7,032        2,922
Obligations under capital leases (Note 10)                              1,281        3,806
Deferred rent (Note 11)                                                   617          915
                                                                    ---------    ---------
     Total liabilities                                                 40,594       52,876
                                                                    ---------    ---------
Non-controlling interest                                               10,738       12,842
                                                                    ---------    ---------
Commitments and contingencies (Notes 15 and 18)

STOCKHOLDERS' EQUITY
Capital stock: (Note 12)
Common stock, no par value; unlimited number authorized;              276,277      269,953
38,031 issued and outstanding (2000 - 37,150)
Warrants                                                                  532          532
Deficit                                                               (80,161)     (42,388)
Accumulated other comprehensive loss                                   (9,542)      (4,451)
                                                                    ---------    ---------
Total stockholders' equity                                            187,106      223,646
                                                                    ---------    ---------
Total liabilities and stockholders' equity                           $238,438     $289,364
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
                                                                       ========    =========    =========

(Note 20 - discusses non-cash transactions, which are not included in the consolidated statements of cash flows)

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

Revenues

Revenue pertaining to Company owned laser centers represents the amount charged to patients at a standard rate for a laser vision correction procedure, net of discounts, contractual adjustments and amounts collected as an agent of co-managing doctors. Revenue is recognized when the procedure is performed.

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

Revenues pertaining to Company managed laser centers represent management fee revenue arising from practice management agreements with professional corporations that provide laser vision correction procedures and are responsible for billing the patient directly ("PCs"). Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to the PCs in return for a per procedure management fee. Although TLC is entitled to receive the full per procedure management fee, the Company has made it a business practice to reduce the management fee for a portion of any discount or contractual allowance related to the underlying procedure. Net revenue is recognized when the PC performs the procedure.

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

In Company owned centers, the Company is responsible for engaging and paying the surgeons who provide laser vision correction services and the amounts paid to the surgeons are reported as a cost of revenue as well.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See note 14 for discussion of income taxes.

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

3. Marketable Securities

The Company's marketable securities by type of security, contractual maturity and classification in the consolidated balance sheets are as follows:

                                                              2001         2000

--------------------------------------------------------------------------------

Type of security
U.S. dollar corporate debt                                  $17,220      $60,653
U.S. dollar fixed deposit                                    29,421       14,460
Cdn. dollar fixed deposit                                       689          773
--------------------------------------------------------------------------------
                                                            $47,330      $75,886
================================================================================

--------------------------------------------------------------------------------

Contractual maturity
Maturing in one year or less                                $45,711      $74,164
Maturing after one year through three years                   1,619        1,722
--------------------------------------------------------------------------------
                                                            $47,330      $75,886
================================================================================

Classification in the consolidated balance sheets
Cash equivalents                                             $39,648     $74,164
Short-term investments                                         6,063          --
Restricted cash                                                1,619       1,722
--------------------------------------------------------------------------------
                                                             $47,330     $75,886
================================================================================

4. Accounts Receivable

                                                            2001           2000
--------------------------------------------------------------------------------
Refractive
     Due from physician owned companies                   $ 5,225        $ 9,249
     Due from patients /third parties                         557          1,221
Non-refractive                                              2,230          2,067
Other                                                       1,938          2,990
--------------------------------------------------------------------------------
                                                          $ 9,950        $15,527
--------------------------------------------------------------------------------

Non-refractive accounts receivable primarily represents amounts due from a professional corporation for secondary care management services, amounts due from healthcare facilities for professional healthcare facility management fees and outstanding fees for network marketing and management services.

Other accounts receivable include a number of miscellaneous amounts, including, interest receivable, insurance premium refunds, short term advances to a surgeon, technical fees receivable, amounts due from transfer agent, amounts receivable from sale of lasers and other receivables not directly applicable to the provision of laser vision correction services at TLC owned or managed centers.

5. Investments and Other Assets

                                                          2001             2000

                                                        -------          -------
Portfolio investments (1)                                17,649          $23,444
Long-term receivables (2)                                 4,153            4,904
Other                                                     1,369            1,130
                                                        -------          -------
                                                         23,171          $29,478
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

      No provision for loss on the LaserSight Incorporated common and preferred shares has been reflected, as management does not believe a permanent impairment in value has occurred.

      During fiscal 2000, the Company made a number of portfolio investments in the amount of $7,188,000 in various companies related to the laser vision correction industry to support the development of laser vision correction technology.

      As at May 31, 2001, the gross unrealized holding gains on available-for-sale and held-to-maturity securities are nil and nil (2000:
      $152,000 and nil), respectively, and the gross unrealized holding losses on available-for-sale and held-to-maturity securities are $9,542,000 and nil (2000: $4,603,000 and $nil), respectively.

(2) The Company had advanced total funding of $2,326,500 at May 31, 2001 (2000-$1,828,200) to a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The advanced funds bear interest at a rate of 8% and are due in fiscal 2005. At May 31, 2001, the carrying value of the advanced funds has been drawn down by $194,000 (2000 - $0), which is the Company's proportionate share of this secondary care service provider's losses in excess of the Company's original investment. The Company does not provide management services to this entity.

      The Company is owed approximately $840,000 (2000 - $840,000) by an unrelated refractive care service provider as part of long-term laser lease arrangements. The terms of the leases expire at various times during fiscal 2005. During fiscal 2000, the Company advanced $1,000,000 to this same party in exchange for a convertible subordinated term note bearing interest at the current LIBOR rate and maturing on July 1, 2002. The note is convertible into 37,500 membership units which represents approximately 38% of the company. The Company does not provide management services to this entity.

      In connection with the acquisition of BeaconEye Inc., in fiscal 1999 the Company advanced funds of $200,000 for which interest only was payable at prime until November 2001 at which time the entire amount is due.

      During fiscal 2000, the Company advanced funds of approximately $293,000 to an unrelated doctors group. The promissory note bears an interest rate of 8.75% and is payable over 36 months. As at May 31, 2001, there was an outstanding balance of approximately $204,700 (2000 - $ 278,700). The Company does not provide management services to the doctors group.

6. Intangibles

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

7. Fixed Assets

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

8.  Assets under Capital Lease

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

9. Long-Term Debt

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

10. Obligations under Capital Leases

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

11. Deferred Compensation and Rent

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

12. Capital Stock

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

v) On August 21, 2000, the Company purchased the membership interests in Eye Care Management Associates, LLC in exchange for $4,000,000 in cash, 295,165 common shares of the Company with a value of $1,860,000 and amounts contingent upon future events (Note 18).

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

13. Interest and Other and Depreciation and Amortization

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

14. Income Taxes

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

15. Commitments and Contingencies

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

16. Segmented Information

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

Doctors' Compensation as presented in the financial statements represents the cost to the Company of engaging experienced and knowledgeable ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements(3), it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. As such, the costs associated with arranging for these professionals to furnish professional services is reported as a cost of the professional corporation and not of the Company.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the business units were acquired or developed as a unit and management at the time of acquisition was retained.

The Company's business segments are as follows:

2001                                                              Refractive       Other          Total
                                                                  ----------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 161,219      $  12,787      $ 174,006

Expenses:
Doctor compensation                                                  15,538             --         15,538
Operating                                                           134,324         15,168        149,492
Interest and other                                                   (2,385)          (158)        (2,543)
Depreciation of capital assets and assets under capital lease        13,675          1,375         15,050
Amortization of intangibles                                          10,703          1,840         12,543
Restructuring and other charges                                       6,433         12,642         19,075
                                                                  ----------------------------------------
                                                                    178,288         30,867        209,155
                                                                  ----------------------------------------
Loss from operations                                                (17,069)       (18,080)       (35,149)
Income taxes                                                         (1,779)          (460)        (2,239)
Non-controlling interest                                               (370)           (15)          (385)
                                                                  ----------------------------------------
Net loss                                                          $ (19,218)     $ (18,555)     $ (37,773)
                                                                  ========================================

Total assets                                                      $ 234,355      $   4,083      $ 238,438
                                                                  ========================================
Total fixed and intangible expenditures                           $  36,296      $     140      $  36,436
                                                                  ========================================

2000

                                                                  Refractive       Other          Total
                                                                  ----------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 190,233      $  10,990      $ 201,223

Expenses:
Doctor compensation                                                  17,333              2         17,335
Operating                                                           153,673         12,477        166,150
Interest and other                                                   (4,574)            82         (4,492)
Depreciation of capital assets and assets under capital lease        12,886          1,406         14,292
Amortization of intangibles                                           6,363          1,033          7,396
                                                                  ---------------------------------------
                                                                    185,681         15,000        200,681
                                                                  ---------------------------------------
Income (loss) from operations                                         4,552         (4,010)           542
Income taxes                                                         (3,141)          (313)        (3,454)
Non-controlling interest                                             (2,443)          (563)        (3,006)
                                                                  ---------------------------------------
Net (loss)                                                        $  (1,032)     $  (4,886)     $  (5,918)
                                                                  =======================================

Total assets                                                      $ 250,279      $  39,085      $ 289,364
                                                                  =======================================
Total fixed and intangible expenditures                           $  65,941      $   8,477      $  74,418
                                                                  =======================================


----------
(3) Certain States restrict the Company from directly engaging medical doctors or optometrists pursuant to the corporate practice of medicine/optometry doctrine. Accordingly, in these States, the Company arranges for laser vision correction services for patients through medical doctors and/or professional corporations that TLC has entered into practice management agreements with.

1999                                                                             Secondary
                                                                  Refractive       Care          Other          Total
                                                                  -----------------------------------------------------
Revenues and physician costs:
Net revenues                                                      $ 132,428      $ 11,389      $   3,093      $ 146,910

Expenses:
Doctor compensation                                                  12,824            --             --         12,824
Operating                                                            89,875         8,972          3,618        102,465
Interest and other                                                    2,343          (125)            27          2,245
Depreciation of capital assets and assets under capital lease         9,804           986            262         11,052
Amortization of intangibles                                           2,546         1,201            135          3,882
Start-up and development expenses                                        --            --          3,606          3,606
Restructuring charges (non-cash portion - $11,167)                       --        10,298          2,626         12,924
                                                                  -----------------------------------------------------
                                                                    117,392        21,332         10,274        148,998
                                                                  -----------------------------------------------------
Income (loss) from operations                                        15,036        (9,943)        (7,181)        (2,088)
Income taxes                                                         (1,820)           --           (200)        (2,020)
Non-controlling interest                                               (800)         (376)           728           (448)
                                                                  -----------------------------------------------------
Net loss                                                          $  12,416      $(10,319)     $  (6,653)     $  (4,556)
                                                                  =====================================================

Total assets                                                      $ 274,846      $ 16,678      $   4,151      $ 295,675
                                                                  =====================================================
Total fixed and intangible expenditures                           $  25,803      $  7,707      $   2,026      $  35,536
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

17. Financial Instruments

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

18. Acquisitions

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

      During the first quarter of fiscal 2001, eyeVantage.com, Inc., an 83% subsidiary of the Company, did not make the initial installment on a $3,000,000 obligation which arose from the 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for shares of eyeVantage.com, Inc. with a value of $3,000,000 which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to make eight equal quarterly installments equalling $3,000,000, the first of which was due on June 30, 2000. The June 30th payment was not made and future installments are currently under dispute.

iv. On March 2, 2001, the Company acquired certain assets and liabilities of a Maryland Professional Corporation ("Maryland PC") for $10,000,000 in cash and notes payable of a further $10,000,000 to be paid in four equal installments of $2,500,000 on the first four anniversary dates of the transaction. These notes payable do not carry an interest rate and as such have been discounted at a rate of 9% with the resulting $8,099,000 being reported as long term debt for financial statement purposes.

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

(iv) On December 17, 1999, eyeVantage.com, Inc., an 83% owned subsidiary of the Company, acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for $750,000 in cash, the assumption of $250,000 of liabilities and shares with a value of $3,000,000 in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. The value of $3,000,000 was non-interest bearing payable in cash as a result of the public offering not being completed within the guidelines set by the acquisition agreement. (See "18. Acquisitions - 2001 Acquisitions - iv")

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

(vi) On January 11, 2000, eyeVantage.com, Inc., an 83% subsidiary of the Company, acquired the operating assets and liabilities of Optical Options, Inc. in exchange for shares with a value of $6,000,000 in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed within the guidelines set by the acquisition agreement, the Company was required to issue two notes payable to the sellers for $3,000,000 each. During 2001, these amounts were renegotiated (See "18. Acquisitions - 2001 Acquisitions - iii.").

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

19. Restructuring and Other Charges

Fiscal 2001

In fiscal 2001, the decisions were made to: (i) cease support for its e-commerce enterprise eyeVantage.com, Inc., (ii) reflect the potential for losses in an equity investment in a secondary care operation, (iii) identify the estimated costs associated with the Company's current restructuring initiative as well as the consulting costs closely associated with the restructuring initiative, (iv) segregate the amounts of an arbitration award against the Company and (v) provide for the impairment of a portfolio investment. The following charges were reported in connection with these divestitures and restructuring:

(a) The decision to not support the activities at eyeVantage.com, Inc. resulted in a restructuring charge of $11.7 million which reflects the estimated impact of the write-down of goodwill of $8.7 million, loss/write down of fixed assets of $2.1 million, employee termination costs of $1.7 million representing the termination costs of 29 employees, accounts receivable losses of $0.4 million and $1.1 million of costs incurred in the closing process which includes legal costs and administrative costs. These losses are offset by a gain of $2.3 million resulting from the reduction in the purchase obligation associated with the Optical Options, Inc., acquisition (See "Note 18. Acquisitions - 2001 Transactions - iii.").

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

In the year ended May 31, 2001, the Company provided for a total of $19.1 million of losses from restructuring and other charges. These losses consisted of cash payments of $4.7 million primarily for severance, lease costs, consulting services and closure costs and $14.4 million in non-cash costs. Non-cash costs were primarily for write-off of goodwill, fixed assets and current assets resulting from the decision to not support its e-commerce enterprise, eyeVantage.com, Inc., the accrual for an arbitration award and provision for portfolio investments.

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

20. Supplemental Cash Flow Information

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

21. Subsequent Events

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 common shares of the Company which is expected to result in the issuance of approximately 24.6 million of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing approximately 7.4 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the Company's third quarter of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------------------------------
Name and Municipality of        Position with Corporation    Principal Occupation         Director Since
Residence
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Elias Vamvakas                  Chief Executive Officer      Officer of the Corporation   May 1993
Richmond Hill, Ontario          and Chairman of the Board
                                of Directors(2)
--------------------------------------------------------------------------------------------------------
Dr. Jeffery J. Machat           Director, Co-National        Ophthalmologist              May 1993
Richmond Hill, Ontario          Medical Director
--------------------------------------------------------------------------------------------------------
John F. Riegert                 Director(2)(3)               Director                     June 1995
North York, Ontario
--------------------------------------------------------------------------------------------------------
Howard J. Gourwitz              Director(1)                  Attorney and                 June 1995
Bloomfield Hills, Michigan                                   Counsellor-at-Law,
                                                             shareholder of Gourwitz
                                                             and Barr, P.C.
--------------------------------------------------------------------------------------------------------
Dr. William David Sullins, Jr.  Director(1)(2)               Optometrist                  June 1995
Athens, Tennessee
--------------------------------------------------------------------------------------------------------
Thomas N. Davidson              Director(3)                  Corporate Director           October 2000
Terra Cotta, Ontario
--------------------------------------------------------------------------------------------------------
Warren S. Rustand               Director(1)(2)(3)            Management Consultant        October 1997
Tuscon, Arizona
--------------------------------------------------------------------------------------------------------

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

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------
                                                                          Annual                     Long-Term
                                                                       Compensation                Compensation
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position            Fiscal         $         ($) Salary      ($) Bonus       Common Shares under    All Other
                                         Year      Currency      June 1 -        June 1 -             Option         Compensation
                                                                  May 31          May 31                (#)              ($)
------------------------------------------------------------------------------------------------------------------------------------
Elias Vamvakas,                          1999       U.S.           282,391              --        250,000(1)
Chief Executive Officer                  2000       U.S.           342,428              --             --                  --
                                         2001       Cdn.           573,370              --             --                  --
                                                    U.S.                --         209,156(2)          --                  --
------------------------------------------------------------------------------------------------------------------------------------
Dr. Jeffery J. Machat,                   1999       U.S.        960,228(3)              --         20,000(4)               --
Co-National Medical Director             2000       U.S.      1,014,863(3)              --             --                  --
                                         2001       U.S.        398,297(3)              --             --                  --
                                                    Cdn.         64,916(3)              --             --                  --
------------------------------------------------------------------------------------------------------------------------------------
Thomas G. O'Hare                         2001       U.S.           269,608          15,000        250,000(6)           50,000(7)
Former President and Chief
Operating Officer
------------------------------------------------------------------------------------------------------------------------------------
David C. Eldridge                        1999       U.S.           172,054              --         20,000(4)               --
Executive Vice-President, Clinical       2000       U.S.           207,426          12,500         15,500(8)               --
Affairs                                  2001       U.S.           233,769           9,850         50,500(8)               --
------------------------------------------------------------------------------------------------------------------------------------
William P. Leonard                       1999       U.S.           118,890          60,000         15,750(8)               --
Vice-President, Operations               2000       U.S.           149,904          70,913         10,500(8)               --
                                         2001       U.S.           190,198           8,571         50,000(8)               --
------------------------------------------------------------------------------------------------------------------------------------

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

(2) Mr. Vamvakas earned this performance bonus for the 2001 calendar year based on the price of TLC common shares during the 2001 calendar year. For a description of this bonus see "-Employment Contracts- Mr. Elias Vamvakas."

(3) TLC has an agreement with Excimer Management Corporation which will make available to TLC the services of Dr. Jeffery J. Machat as a consultant relating to the business of TLC. Under the agreement, Dr. Machat continues in his capacity as Co-National Medical Director of TLC. The agreement provides for an annual consulting fee in the amount of $100,000 (which is a decrease from the consulting fee of $200,000 payable in the calendar year 1999). Dr. Machat and TLC also have agreed that he will perform excimer laser procedures at one or more of TLC's clinics and will be entitled to receive a fee based on the number and complexity of procedures he performs (see the description of the agreement under "- Employment Contracts"). In order to comply with U.S. disclosure requirements, the procedure fees have been included in the amount of salary compensation. Of the amounts set forth above, for fiscal 1999, $100,000, for fiscal 2000, approximately $167,000, and for fiscal 2001, $100,000, constitute the consulting fees paid by TLC for Dr. Machat's services as Co-National Medical Director, and the remainder constitutes procedure fees paid by patients for medical services performed by Dr. Machat at TLC clinics. In fiscal 2001, Dr. Machat earned procedure fees in both Canadian and U.S. dollars.

(4)   These options vested or will vest one year after the date granted.

(5) Mr. O'Hare became an officer of TLC on August 7, 2000. Mr. O'Hare's employment agreement was terminated effective December 7, 2001.

(6) One-third of these options will vest on each of the first, second and third anniversary of the grant of the options. The options expire five years from the vesting date.

(7) Mr. O'Hare received a signing bonus of $50,000 upon entering into his employment agreement.

(8) One-quarter of these options will vest on each of the first, second, third and fourth anniversary of the grant of the options.

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
------------------------------------------------------------------------------------------------------------------------------------

(1) Assumes: 6.5% risk-free rate of interest; dividend yield of 0%; volatility 83%; options mature in 5 years and the expected life is 4 years.

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

Under the amendment to the contract, Mr. Vamvakas was granted options to acquire an aggregate of 250,000 TLC common shares at an exercise price of Cdn.$20.75 ($13.13). Options to acquire 125,000 TLC common shares vested immediately and options to acquire 62,500 were to vest on each of December 31, 1999 and 2000, provided that, prior to such dates, (a) TLC achieved certain financial results or (b) the price of the TLC common shares on The Toronto Stock Exchange reached certain levels. As neither of these conditions were met on the specified dates, the unvested options were forfeited. Mr. Vamvakas' contract was further amended as of January 1, 2001 to provide for the payment of a cash performance bonus of $209,156.25 if (a) TLC achieves certain financial results, or (b) the price of the TLC common shares on The Toronto Stock Exchange reaches certain levels during the 2001 calendar year. Based on the price of TLC common shares on The Toronto Stock Exchange in 2001, Mr. Vamvakas is entitled to the performance bonus for 2001.

Mr. Vamvakas' employment may be terminated for just cause (as defined in the agreement). If terminated other than for just cause, Mr. Vamvakas will be entitled to receive 24 months' base salary and bonus and shall be entitled to exercise all TLC stock options granted but not otherwise exercisable or forfeited.

Mr. Vamvakas' contract contains non-competition and non-solicitation covenants which run for a period of two years following his employment and prohibit Mr. Vamvakas from engaging in or having a financial interest in a business involved in the financing, development and/or operation of excimer laser eye surgery clinics or secondary eye care clinics in geographic markets where TLC carries on business and from employing or soliciting any employee or consultant of TLC. The agreement also contains confidentiality covenants preventing Mr. Vamvakas from disclosing confidential or proprietary information relating to TLC at any time during or after his employment.

In October 2001, Mr. Vamvakas and other members of TLC's senior management agreed to defer 10% of their salary until the earlier of (a) two consecutive quarters of positive cash flow for TLC, or (b) twelve months.

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

Dr. Machat's consulting agreement contains non-competition and confidentiality covenants for the benefit of TLC which are similar to those contained in Mr. Vamvakas' agreement.

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

Dr. Eldridge's agreement contains non-competition and non-solicitation covenants which run for a minimum of one year following his employment and prohibit Dr. Eldridge from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or which competes with TLC. The agreement also prohibits him from employing any employee of TLC or soliciting any patient of TLC during the same time period. Additionally, the agreement contains confidentiality covenants preventing Dr. Eldridge from disclosing confidential or proprietary information relating to TLC at any time during or after his employment.

In October 2001, Dr. Eldridge and other members of TLC's senior management agreed to defer 10% of their salary until the earlier of (a) two consecutive quarters of positive cash flow for TLC, or (b) twelve months.

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

Mr. Leonard's agreement also contains non-competition, non-solicitation and confidentiality covenants for the benefit of TLC similar to those contained in Dr. Eldridge's agreement.

In October 2001, Mr. Leonard and other members of TLC's senior management agreed to defer 10% of their salary until the earlier of (a) two consecutive quarters of positive cash flow for TLC, or (b) twelve months.

Thomas G. O'Hare

TLC entered into an employment agreement with Thomas G. O'Hare, formerly President and Chief Operating Officer of TLC, for a three year term commencing August 7, 2000 with automatic one-year renewals unless otherwise terminated by the parties. The annual base salary under the employment agreement is $325,000, with an annual review of salary increase by TLC based on the discretion of the TLC board of directors. Mr. O'Hare also received a signing bonus upon entering into the agreement worth $50,000.

As an inducement to enter into his employment agreement with TLC, Mr. O'Hare was granted options to acquire 250,000 TLC common shares. One-third of these options were scheduled to vest on each of the first, second and third anniversaries of the commencement of the term of the agreement.

      Mr. O'Hare's employment agreement with TLC was terminated effective December 7, 2001. Pursuant to the terms of the separation agreement, Mr. O'Hare will receive payment of $650,000, representing 24 months of Mr. O'Hare's current base salary. The agreement also provides that all of Mr. O'Hare's options will vest and will be exercisable for a period of 24 months following the date of termination.

      Mr. O'Hare's employment agreement contained non-competition and non-solicitation covenants which run for a minimum of two years following his employment and prohibit Mr. O'Hare from engaging in or having a financial interest in an entity engaged in the refractive laser corrective surgery business or which competes with TLC in Canada or the United States and from employing any employee of TLC or soliciting any employee, patient, customer or supplier of TLC. The agreement also contained confidentiality covenants preventing Mr. O'Hare from disclosing confidential or proprietary information relating to TLC at any time during or after his employment. The non-competition, non-solicitation and confidentiality covenants continue in force under the terms of Mr. O'Hare's separation agreement.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the TLC board of directors is composed of Messrs. Gourwitz, Davidson and Rustand and Dr. Sullins. None of the members of the compensation committee is an officer, employee or former officer or employee of TLC or any of its subsidiaries.

Compensation of Directors

Directors who are not executive officers of TLC are entitled to receive an attendance fee of $500 in respect of each meeting attended as well as an annual fee of $15,000. Non-executive directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the TLC board of directors. In addition, outside directors are entitled to receive options to acquire TLC common shares under TLC's stock option plan based on TLC's performance. For fiscal 2001, options to acquire 15,000 TLC common shares at an exercise price of $2.66, for directors resident in the United States, and Cdn $4.09, for directors resident in Canada, were granted to each of the outside directors. The chair of each of the audit, compensation and corporate governance committee also receives an annual fee of $5,000.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at January 31, 2002, the security ownership of TLC directly and beneficially, including vested options, by the directors, named executive officers of TLC, the directors, and executive officers as a group, and each person who, to the knowledge of the directors or officers of TLC, beneficially owns, directly or indirectly, or exercises control or direction over common shares carrying more than 5% of the voting rights attached to all outstanding TLC common shares.

Directors,                                          Total Number of         Percentage of Common         Options
Executive Officers and 5% Shareholders            Shares Beneficially        Shares Beneficially       Beneficially
                                                         Owned                     Owned                  Owned
TAL Investments Counsel Limited............           5,215,825                   13.7%                       --
Elias Vamvakas.............................           3,769,203                    9.8%                  429,136
Dr. Jeffery J. Machat......................           2,902,826                    7.6%                   35,000
   All 5% shareholders as a group..........          11,877,854                   30.7                   464,136
Howard J. Gourwitz.........................              45,896                     *                     45,000
Thomas G. O'Hare...........................             255,656                     *                    250,000
David C. Eldridge..........................             151,389                     *                     55,375
Dr. William David Sullins, Jr..............              78,900                     *                     45,000
William P. Leonard.........................              37,400                     *                     37,200
Warren S. Rustand..........................              47,928                     *                     45,000
John F. Riegert............................              47,500                     *                     47,500
Thomas N. Davidson.........................              30,000                     *                     30,000
   All directors and officers as a group...           7,416,082                   18.9%                1,027,961

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

The share information for TAL Global Asset Management Inc. is based on reports filed with Canadian securities regulatory authorities. The principal address of TAL Global Asset Management Inc. is 1000 de la Gauchetiere Street West, Suite 3100, Montreal, Quebec, H3B 4W5. TAL Global Asset Management Inc. is an investment management firm owned by a Canadian chartered bank whose common shares are listed on The Toronto Stock Exchange and the New York Stock Exchange.

The business address of both Mr. Vamvakas and Dr. Machat is 5280 Solar Drive, Suite 300, Mississauga, Ontario, L4W 5M8.

Total Number of Shares Beneficially Owned includes the shares listed under the column Options Beneficially Owned, which are the shares subject to outstanding options which are presently exercisable or are exercisable within 60 days of January 31, 2002. Total Number of Shares Beneficially Owned also includes 1,749,516 shares held indirectly by Mr. Vamvakas through WWJD Corporation, a corporation wholly-owned by the Vamvakas Family Trust, and 1,000,484 held indirectly by Mr. Vamvakas through Insight International Bank Corp. As well, 2,837,500 shares owned by Dr. Machat are held indirectly through 1123562 Ontario Limited, a corporation wholly-owned by the Machat Family Trust. Dr. Eldridge's total includes 6,426 shares held indirectly by Megan Eldridge. Total Number of Shares Beneficially Owned also includes 20,000 restricted shares held by Dr. Whitten. The table excludes 234,702 shares owned by LNG Enterprises, Inc., of which Mr. Gourwitz is an associate.

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

                                        TLC LASER EYE CENTERS INC.


                                        By: /s/ Lloyd D. Fiorini
                                            ------------------------------------
                                            Lloyd D. Fiorini
                                            Secretary and General Counsel
                                            February 25, 2002