Form 10-Q/A
period 2001-08-31
TLC LASER CENTER INC
filed 2002-02-26
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                           FORM 10-Q/A Amendment No. 1

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Income for the Three Months ended August 31, 2001 and August 31, 2000.

                  Consolidated Balance Sheets at August 31, 2001 and May 31,
                  2001

                  Consolidated Statements of Cashflows for the Three Months ended August 31, 2001 and August 31, 2000

                  Consolidated Statements of Stockholders' Equity

                  Notes to Interim Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on 8-K

PART I. FINANCIAL INFORMATION

      TLC LASER EYE CENTERS INC.
      CONSOLIDATED STATEMENTS OF INCOME

                                                             Three months ended August 31,
                                                            -------------------------------
(U.S. dollars, in thousands except per share amounts)           2001              2000
=========================================================================     =============
Revenues
  Refractive
    Owned centers                                           $     13,442      $     22,679
    Management, facility and access fees                    $     17,935      $     22,943
  Other                                                            3,647             2,323
-------------------------------------------------------------------------     -------------
Total revenues                                                    35,024            47,945
-------------------------------------------------------------------------     -------------

Expenses
Cost of revenues
  Refractive
    Owned centers                                                  9,731            14,357
    Management, facility and access fees                          11,394            11,288
  Other                                                            1,922             3,022
-------------------------------------------------------------------------     -------------
Total cost of revenues                                            23,047            28,667
-------------------------------------------------------------------------     -------------
  Gross margin                                                    11,977            19,278
-------------------------------------------------------------------------     -------------

  Selling, general and administrative                             14,614            21,309
  Interest and other                                                 (24)             (966)
  Depreciation of capital assets and assets under lease              547               535
  Amortization of intangibles                                      2,564             3,158
-------------------------------------------------------------------------     -------------
                                                                  17,701            24,036
-------------------------------------------------------------------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  NON-CONTROLLING INTEREST                                        (5,724)           (4,758)

Income taxes                                                        (466)             (174)

Non-controlling interest                                            (372)             (240)
-------------------------------------------------------------------------     -------------

NET INCOME (LOSS) FOR THE PERIOD                            $     (6,562)     $     (5,172)
                                                            =============     =============

BASIC INCOME (LOSS) PER SHARE                               $      (0.17)     $      (0.14)

Weighted average number of
  Common Shares Outstanding                                   38,039,639        37,203,625

Fully Diluted Income (Loss) per share                       $      (0.17)     $      (0.14)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEETS

                                                        Aug. 31         May 31
(U.S. dollars, in thousands)                              2001           2001
================================================================================
ASSETS
Current assets
  Cash and cash equivalents                            $  47,203      $  47,987
  Marketable securities                                       --          6,063
  Accounts receivable                                      8,525          9,950
  Prepaids and sundry assets                               5,000          4,501
--------------------------------------------------------------------------------
  Total current assets                                    60,728         68,501

Restricted cash                                            1,620          1,619
Investments and other assets                              17,096         23,171
Intangibles                                               90,249         92,802
Capital assets                                            43,500         44,963
Assets under capital lease                                 6,933          7,382
--------------------------------------------------------------------------------
Total assets                                           $ 220,126      $ 238,438
================================================================================
LIABILITIES
Current liabilities
  Accounts payable and accrued liabilities             $  13,910      $  15,028
  Accrued legal settlements                                2,100          2,100
  Accrued purchase obligations                             3,000          3,000
  Accrued restructuring costs                                403            718
  Accrued wage costs                                       2,316          3,652
  Current portion of long term debt                        3,812          3,826
  Current portion of obligations under capital lease       2,724          2,943
  Income taxes payable                                       460            397
--------------------------------------------------------------------------------
Total current liabilities                                 28,725         31,664

Long term debt                                             6,589          7,032
Obligations under capital lease                              773          1,281
Deferred rent and compensation                               566            617
--------------------------------------------------------------------------------
  Total liabilities                                       36,653         40,594
--------------------------------------------------------------------------------
Non-controlling interest                                   9,994         10,738
--------------------------------------------------------------------------------

Commitments

SHAREHOLDERS' EQUITY
Capital stock                                            276,368        276,277
Warrants                                                     532            532
Deficit                                                  (86,723)       (80,161)
Accumulated other comprehensive income (loss)            (16,698)        (9,542)
--------------------------------------------------------------------------------
  Total shareholders' equity                             173,479        187,106
--------------------------------------------------------------------------------

Total liabilities and shareholders' equity             $ 220,126      $ 238,438
================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS

Three months ended August 31,
(U.S. dollars, in thousands)                                       2001          2000
========================================================================================
Operating activities
Net income for the period                                        $ (6,562)     $ (5,172)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                                     5,522         6,891
  (Gain)/loss on sale of fixed assets and assets under lease           (6)          479
  Non-controlling interest                                            372           240
  Other                                                               (23)           --

Changes in non-cash operating items
Accounts receivable                                                 1,425         3,195
Prepaids and sundry assets                                           (499)        1,098
Accounts payable and accrued liabilities                           (2,768)       (2,827)
Income taxes payable (net)                                            199         3,765
Deferred rent and compensation                                        (51)          204
----------------------------------------------------------------------------------------

Cash provided by (used for) operating activities                   (2,391)        7,873
----------------------------------------------------------------------------------------

Financing activities
Restricted cash                                                        (1)           (5)
Principal payments of debt financing                                 (458)         (599)
Principal payments of obligations under capital lease                (727)       (1,195)
Payments of accrued purchase obligations                               --        (3,000)
Contributions from non-controlling interests                           --            18
Distributions to non-controlling interests                         (1,248)       (1,470)
Payments related to the purchase and cancellation of capital stock     --           (96)
Proceeds from the issuance of capital stock                            91           172
----------------------------------------------------------------------------------------

Cash used for financing activities                                 (2,343)       (6,175)
----------------------------------------------------------------------------------------

Investing activities
Purchase of capital assets and assets under lease                  (1,052)       (3,715)
Proceeds from sale of fixed assets and assets under lease              11         1,320
Proceeds from the sale of investments                                 137           760
Acquisitions and investments                                       (1,207)       (5,900)
Marketable securities                                               6,063            --
Other                                                                  (2)          129
----------------------------------------------------------------------------------------

Cash provided by (used for) investing activities                    3,950        (7,406)
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                     (785)       (5,708)

Cash and cash equivalents, beginning of year                       47,987        78,531
----------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                           $ 47,203      $ 72,823
========================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (U.S. dollars, in thousands)

                                              Common stock                  Warrants
                                              ------------                  --------                       Other
                                                                                                        Accumulated
                                           Number                      Number                          Comprehensive
                                         of Shares      Amount       of Warrants   Amount    Deficit       Income        Total
                                          (000's)          $           (000's)        $          $            $            $
--------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                      37,362       269,454           --          --     (31,267)       5,936       244,123
Warrants issued                                                          100         532                                    532
Shares issued for acquisition                 302           728                                                             728
Value determined for shares issued
    contingent on meeting earnings
    criteria                                   --         1,397                                                           1,397
Shares purchased for cancellation            (710)       (5,162)                              (5,203)                   (10,365)
Exercise of stock options                      87         1,314                                                           1,314
Shares issued as remuneration                  44           387                                                             387
Shares issued as part of the employee
share purchase plan                            65         1,696                                                           1,696
Reversal of IPO costs, over accrual            --           139                                                             139
Comprehensive income (loss)
  Net income (loss)                                                                           (5,918)
  Other comprehensive income (loss)
    Unrealized gains/losses on
      available-for-sale securities                                                                       (10,387)
Total comprehensive income (loss)                                                                                       (16,305)
--------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000                       37,150       269,953          100         532     (42,388)      (4,451)      223,646
Shares issued for acquisition                 832         6,059                                                           6,059
Shares purchased for cancellation            (108)         (481)                                                           (481)
Exercise of stock options                      40           125                                                             125
Shares issued as remuneration                   5            35                                                              35
Shares issued as part of the employee
share purchase plan                           112           586                                                             586
Comprehensive income (loss)
  Net income (loss)                                                                          (37,773)
  Other comprehensive income (loss)
    Unrealized gains/losses on
      available for-sale securities                                                                        (5,091)
Total comprehensive income (loss)                                                                                       (42,864)
--------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2001                       38,031       276,277          100         532     (80,161)      (9,542)      187,106
Shares issued as part of the
employee share  purchase plan                  18            91                                                              91
Comprehensive income (loss)
  Net income (loss)                                                                           (6,562)
  Other comprehensive income (loss)
    Unrealized gains (losses) on
      available-for-sale securities                                                                        (7,156)
Comprehensive income (loss)                                                                                             (13,718)
--------------------------------------------------------------------------------------------------------------------------------
Balance August 31, 2001                    38,049       276,368          100         532     (86,723)     (16,698)      173,479
================================================================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

TLC LASER EYE CENTERS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2001
(Unaudited)

1.    Basis of Presentation

      The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the May 31, 2001 Annual Report on Form 10-K ("Form 10-K") filed by TLC Laser Eye Centers Inc. (the "Company") with the Commission. The unaudited interim consolidated financial statements as of August 31, 2001 and August 31, 2000 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim unaudited consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests. The August 31, 2000 three month consolidation includes certain reclassifications to conform with classifications for the three month period ended August 31, 2001.

      For Company owned laser centers, revenue represents the amount charged to patients at a standard rate for a laser vision correction procedure, net of discounts, contractual adjustments and amounts collected as an agent of co-managing doctors. Revenue is recognized when the procedure is performed.

      Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized in the period services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined.

      For Company managed laser centers, revenue represents a management fee charged to professional corporations ("PC") that provide laser vision correction procedures and are responsible for billing the patient directly. Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to the PC in return for a per procedure management fee. Although TLC is entitled to receive the full per procedure management fee, the Company has made it a business practice to reduce the management fee for a portion of any discount or contractual allowance related to the underlying procedure. Revenue is recognized when the PC performs the procedure.

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

      The unaudited interim consolidated financial statements for the three month period ended August 31, 2000 include certain reclassifications to conform with classifications for the three months ended August 31, 2001.

      The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2.    Intangible Assets

      Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life. Within six months (by November 30, 2001) of adoption of SFAS No.142, the Company will have completed step one of the transitional impairment test to identify if there is an impairment to the goodwill as at June 1, 2001, using a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Step two of the transitional impairment test will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle . Subsequent impairment losses will be reflected in operating income in the income statement.

      As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 has been adopted is presented below for the three months ended August 31, 2000.

                                                   -----------------------------
                                                   Three months ended August 31,
                                                   -----------------------------

--------------------------------------------------------------------------------
                                                        2001          2000
--------------------------------------------------------------------------------
Reported net income                                   $(6,562)      $(5,172)
--------------------------------------------------------------------------------
Add back goodwill amortization                             --         1,361
--------------------------------------------------------------------------------

Adjusted net income                                   $(6,562)      $(3,811)
--------------------------------------------------------------------------------

Basic earnings per share:
--------------------------------------------------------------------------------
     Reported net income                              $ (0.17)      $ (0.14)
--------------------------------------------------------------------------------
     Goodwill amortization                                 --          0.04
--------------------------------------------------------------------------------

     Adjusted net income                              $ (0.17)      $ (0.10)
--------------------------------------------------------------------------------

Diluted earnings per share:
--------------------------------------------------------------------------------
     Reported net income                              $ (0.17)      $ (0.14)
--------------------------------------------------------------------------------
     Goodwill amortization                                 --          0.04
--------------------------------------------------------------------------------

     Adjusted net income                              $ (0.17)      $ (0.10)
--------------------------------------------------------------------------------

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

4.    Acquisition Related Activities

      Laser Vision Centers, Inc.

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each share of Laser Vision common stock which is expected to result in the issuance of approximately 26.5 million shares of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to issue approximately 7.7 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the third quarter of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions. The Company has incurred $2.0 million in costs related to the merger, $1.2 million of which was incurred in the current quarter. These costs have been categorized as non-current assets in the current quarter and will be included in the purchase accounting upon completion of the transaction. Once the transaction has been closed, the Company will review its operations, strategic investments and assets, which may result in restructuring provisions or write-offs.

      Additionally, as contemplated by the Merger Agreement (see Item 6a on MD&A), immediately prior to the effective time of the merger, Laser Vision will reduce the exercise price of approximately 2.1 million outstanding stock options and warrants of Laser Vision which would have an exercise price greater than $8.688 per share of TLC stock after the merger to a price equivalent to $8.688 per share of TLC common stock. In addition, subject to shareholder and regulatory approval, TLC will allow the holders of outstanding TLC stock options with an exercise price greater than $8.688 to elect to reduce the exercise price of their options to $8.688 by surrendering a number of the shares subject to each repriced option as follows: for every option with an exercise price of at least $40, the holder will surrender 75% of the shares subject to such option; for every option with an exercise price of at least $30 but less than $40, the holder will surrender approximately 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder will surrender 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder will not surrender any of the shares subject to such option.

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

6.    Segmented Information

      The Company has two reportable segments: refractive and other. The refractive segment is the core focus of the Company which reflects the provision of laser vision correction. The other segment includes an accumulation of non-core business activities including the management of secondary care centers which provide advanced levels of eye care, activities involving the development of eyeVantage.com as an internet based company and managed care (applicable only in 1999 and prior). In 1999, activity in secondary care reflected a larger portion of the business activity and was presented as a separate segment. The disposal of the management of certain secondary care sites during 1999 has reduced the magnitude of activities from secondary care such that a separate segment for secondary care is no longer meaningful.

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

      The following tables set forth information by segments:

----------------------------------------------------------------------------------------------------------------------
Three months ended August 31st                                       2001                                      2000
----------------------------------------------------------------------------------------------------------------------
(U.S. dollars, in thousands)          Refractive       Other         Total      Refractive       Other         Total
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
NET REVENUES                           $ 31,377      $  3,647      $ 35,024      $ 45,622      $  2,323      $ 47,945
----------------------------------------------------------------------------------------------------------------------
EXPENSES
----------------------------------------------------------------------------------------------------------------------
Doctor compensation                       2,676            --         2,676         4,850            --         4,850
----------------------------------------------------------------------------------------------------------------------
Operating expenses                       30,056         2,518        32,574        37,030         4,898        41,928
----------------------------------------------------------------------------------------------------------------------
Interest and other                          (17)           (7)          (24)       (1,101)          135          (966)
----------------------------------------------------------------------------------------------------------------------
Depreciation of capital assets and        2,808           150         2,958         3,496           237         3,733
assets under lease
----------------------------------------------------------------------------------------------------------------------
Amortization of intangibles               2,452           112         2,564         2,398           760         3,158
----------------------------------------------------------------------------------------------------------------------
                                         37,975         2,773        40,748        46,673         6,030        52,703
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations            (6,598)          874        (5,724)       (1,051)       (3,707)       (4,758)
----------------------------------------------------------------------------------------------------------------------
Income taxes                                (89)         (377)         (466)         (188)           14          (174)
----------------------------------------------------------------------------------------------------------------------
Non-controlling interest                   (325)          (47)         (372)         (193)          (47)         (240)
----------------------------------------------------------------------------------------------------------------------
Net Income (loss)                      $ (7,012)     $    450      $ (6,562)     $ (1,432)     $ (3,740)     $ (5,172)
----------------------------------------------------------------------------------------------------------------------

Prepared in accordance with U.S. Generally Accepted Accounting Principles

7.    Supplemental Cash Flow Information

      Non-cash transactions:

                                                   Three months ended August 31,
                                                        2001          2000
                                                       -----         -------
         Accrued purchase obligations                     --         (4,199)
         Capital stock issued for acquisitions            --          6,059

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

Doctors' Compensation as presented in the financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. As such, the costs associated with arranging for these professionals to furnish professional services is reported as a cost of the professional corporation and not of the Company.

Included in cost of revenues is the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs and facility fees as well as center costs associated with personnel, facilities and amortization of center assets.

In Company owned centers, the Company engages the doctors who provide laser vision correction services and the amounts paid to these doctors are reported as a cost of revenue as well.

Selling, general and administrative expenses represent fixed costs that are not directly variable to procedure volume.

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

Laser Vision Centers, Inc.

On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("Laser Vision"). Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each share of Laser Vision common stock which is expected to result in the issuance of approximately 26.5 million shares of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing approximately 7.7 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the third quarter of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions. The Company has incurred $2.0 million in costs related to the merger, $1.2 million of which was incurred in the current quarter. These costs have been categorized as non-current assets in the current quarter and will be included in the purchase accounting upon completion of the transaction. Once the transaction has been closed, the Company will review its operations, strategic investments and assets, which may result in restructuring provisions or write-offs.

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

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three months ended August 31,
                                                            -------------------------------
(U.S. dollars, in thousands except per share amounts)           2001              2000
=========================================================================     =============
Revenues
  Refractive
    Owned centers                                           $     13,442      $     22,679
    Management, facility and access fees                    $     17,935      $     22,943
  Other                                                            3,647             2,323
-------------------------------------------------------------------------     -------------
Total revenues                                                    35,024            47,945
-------------------------------------------------------------------------     -------------

Expenses
Cost of revenues
  Refractive
    Owned centers                                                  9,731            14,357
    Management, facility and access fees                          11,394            11,288
  Other                                                            1,922             3,022
-------------------------------------------------------------------------     -------------
Total cost of revenues                                            23,047            28,667
-------------------------------------------------------------------------     -------------
  Gross margin                                                    11,977            19,278
-------------------------------------------------------------------------     -------------

  Selling, general and administrative                             14,614            21,309
  Interest and other                                                 (24)             (966)
  Depreciation of capital assets and assets under lease              547               535
  Amortization of intangibles                                      2,564             3,158
-------------------------------------------------------------------------     -------------
                                                                  17,701            24,036
-------------------------------------------------------------------------     -------------
LOSS BEFORE INCOME TAXES AND
  NON-CONTROLLING INTEREST                                        (5,724)           (4,758)

Income taxes                                                        (466)             (174)

Non-controlling interest                                            (372)             (240)
-------------------------------------------------------------------------     -------------

INCOME LOSS FOR THE PERIOD                                  $     (6,562)     $     (5,172)
                                                            =============     =============

BASIC LOSS PER SHARE                                        $      (0.17)     $      (0.14)

Weighted average number of
  Common Shares Outstanding                                   38,039,639        37,203,625

Fully Diluted Loss per share                                $      (0.17)     $      (0.14)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

Results of Operations

     Quarter ended August 31, 2001 compared to Quarter ended August 31, 2000

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

The cost of refractive revenues from eye care centers for the first quarter of fiscal 2002 were $21.1 million, which is 17.6% lower than the first quarter of fiscal 2001. Cost of refractive revenues were $25.6 million which reflects reduced doctors compensation resulting from lower procedure volumes, a reduction in royalty fees on laser usage and reduced personnel costs.

Selling, general and administrative expenses decreased to $14.6 million in the first quarter of fiscal 2002 from $21.3 million in the first quarter of fiscal 2001. This reflects decreased marketing costs, decreased infrastructure costs and reductions associated with Corporate Advantage and Third Party Payor programs all identified in conjunction with the Company's cost reduction initiatives.

Revenues from non-refractive (Other) activities were $3.6 million in the first quarter of fiscal 2002, an increase of over 56% in comparison to $2.3 million in the first quarter of fiscal 2001. The increase in revenues reflects revenue growth in the network marketing and management and professional healthcare facility management subsidiaries, while revenues in the secondary care management, hair removal and asset management subsidiaries reflected little or moderate growth.

Net income from non-refractive activities was $0.5 million in the first quarter of fiscal 2002, in comparison to a net loss of $3.7 million in the first quarter of fiscal 2001. The loss in the first quarter of fiscal 2001 included the activities of the Company's e-commerce subsidiary eyeVantage.com, Inc., which generated losses of $2.9 million. The first quarter of fiscal 2002 does not reflect the activities of eyeVantage.com, Inc. due to the decision by the Company in fiscal 2001 to cease materially funding this e-commerce subsidiary and its subsequent decision to shut down its activities. The profit from non-refractive activities in the first quarter of fiscal 2002 of $0.5 million reflects an increase from the loss of $0.8 million in the first quarter of fiscal 2001 (excluding eyeVantage.com, Inc.). The improved profitability in the first quarter of fiscal 2002 is due primarily to increased revenues.

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

The decrease in depreciation and amortization expense is largely a result of the reduction in the development of new centers and the reduction in depreciation and amortization associated with the Company's decision to cease materially funding eyeVantage.com, Inc. during fiscal 2001. Also the Company has elected to adopt SFAS No. 142 effective June 1, 2001. The adoption of SFAS No. 142 eliminates the requirement for the Company to amortize goodwill. The adoption of SFAS No. 142 by the Company for fiscal 2002, has resulted in a decrease in amortization of approximately $708,000 ($0.02 per share) in the first quarter of fiscal 2002. Intangibles whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years. Current amortization periods range from five to fifteen years. In establishing these long term contractual relationships with TLC, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

In the first three months of fiscal 2002, amortization of intangibles has decreased by approximately $0.6 million reflecting the elimination of goodwill amortization of $0.5 million relating to the Company's exit from eyeVantage.com, Inc., and the elimination of goodwill amortization of $0.9 million resulting from the Company's early adoption of SFAS 142, offset by an increase in amortization of Practice Management Agreements of $0.8 million resulting from practices purchased during fiscal 2001.

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

Results of Operations

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF INCOME

Three months ended
----------------------------------------------------------   August 31,          May 31,
(U.S. dollars, in thousands except per share amounts)           2001              2001
=========================================================================     =============
Revenues
  Refractive
    Owned centers                                           $     13,442      $     16,020
    Management, facility and access fees                    $     17,935      $     20,366
  Other                                                            3,647             3,677
-------------------------------------------------------------------------     -------------
Total revenues                                                    35,024            40,063

-------------------------------------------------------------------------     -------------

Expenses
Cost of revenues
  Refractive
    Owned centers                                                  9,731            11,115
    Management, facility and access fees                          11,394            11,288
  Other                                                            1,922             2,302
-------------------------------------------------------------------------     -------------
Total cost of revenues                                            23,047            24,705
-------------------------------------------------------------------------     -------------
  Gross margin                                                    11,977            15,358
-------------------------------------------------------------------------     -------------

  Selling, general and administrative                             14,614            12,977
  Interest and other                                                 (24)             (261)
  Depreciation of capital assets and assets under lease              547               630
  Amortization of intangibles                                      2,564             3,248
  Start-up and development expenses                                   --                --
  Restructuring and other charges                                     --             3,126
-------------------------------------------------------------------------     -------------
                                                                  17,701            19,720
-------------------------------------------------------------------------     -------------

LOSS BEFORE INCOME TAXES AND
  NON-CONTROLLING INTEREST                                        (5,724)           (4,362)

Income taxes                                                        (466)             (567)

Non-controlling interest                                            (372)              (71)
-------------------------------------------------------------------------     -------------
NET LOSS FOR THE PERIOD                                     $     (6,562)     $     (5,000)
                                                            ============      ============

BASIC LOSS PER SHARE                                        $      (0.17)     $      (0.13)

Weighted average number of
  Common Shares Outstanding                                   38,039,639        38,026,305

Fully Diluted Loss per share                                $      (0.17)     $      (0.13)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

      Quarter ended August 31, 2001 compared to Quarter ended May 31, 2001

Revenues for the first quarter of fiscal 2002 were $35.0 million, which is a 13% decrease over revenues in the fourth quarter of fiscal 2001 of $40.1 million. Approximately 90% of total revenues were derived from refractive services as compared to 91% in fourth quarter of fiscal 2001.

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

The cost of refractive revenues from eye care centers for the first quarter of fiscal 2002 were $21.1 million, which is 5.8% lower than the fourth quarter of fiscal 2001. Cost of refractive revenues was $22.4 million which reflects reduced doctors' compensation, royalty fees on laser usage and personnel costs resulting from lower procedure volumes. The reduction of cost of refractive revenues was offset by contractual obligations for facilities and lasers which were not impacted by reduced volume levels.

Selling, general and administrative expenses increased to $14.6 million in the first quarter of fiscal 2002 from $13.0 million in the fourth quarter of fiscal 2001. This reflects increased infrastructure costs resulting from contractual obligations and increased insurance premiums in line with industry experience offset by reduced marketing costs reflecting the ongoing commitment to controlling costs.

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

The decrease in depreciation and amortization expense is largely a result of the impact of the Company's use of the declining balance depreciation policy for laser equipment, medical equipment and furniture and fixtures. Also the Company has elected to adopt SFAS No.142 effective June 1, 2001. The adoption of this SFAS No. 142 eliminates the requirement for the Company to amortize goodwill. The adoption of SFAS No. 142 by the Company for fiscal 2002 has resulted in a decrease in amortization of approximately $708,000 ($0.02 per share) in the first quarter of fiscal 2002. Intangibles whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years. Current amortization periods range from five to fifteen years. In establishing the long term contractual relationships with TLC, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

Amortization of intangibles have decreased by approximately $0.7 million primarily reflecting the elimination of goodwill amortization resulting from the Company's early adoption of SFAS 142.

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

During the quarter the Company incurred costs of $1.2 million relating to the announced merger with Laser Vision. This merger is anticipated to be completed by March 31, 2002.

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

Cash Used for Operating Activities

Net cash provided by (used for) operating activities decreased by $10.3 million to $(2.4) million in the first quarter of fiscal 2002 from $7.9 million in the first quarter of fiscal 2001. Net cash used for operating activities in the first quarter of fiscal 2002 primarily represents cash earnings (defined as net loss adding back amortization and depreciation, gain or loss on the sale of fixed assets, non-cash restructuring costs, income tax provision and minority interest included as part of net income) of $(0.2) million (2001 - $2.6 million), a reduction in accounts receivable of $1.4 million (2001 - $3.2), reduction in accounts payable of $2.8 million (2001 - decrease of $2.8 million ), net payments of tax of $0.3 million (2001 - net refunds of $3.6 million) and an increase of prepaid expenses and other assets net of liabilities of $0.5 million (2001 - decrease of $1.3 million).

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

Cash Provided by Investing Activities

Net cash provided by (used in) investing activities increased by $11.4 million in the first quarter of fiscal 2002 to $4.0 million from $(7.4) million in fiscal 2001. Net cash provided by (used in) investing activities in the first quarter of fiscal 2002 primarily represents the purchase of fixed assets of $1.1 million (2001 - $3.7 million) and cash costs of acquisitions and investments of $1.2 million (2001 - $5.9 million) offset by the sale of short term investments of $6.1 million (2001 - $0.0) and proceeds from the sale of fixed assets, assets under capital lease and investments of $0.2 million (2001 - $2.2 million).

Other Business Segments

TLC made the decision during the second quarter of fiscal 2001 to cease materially funding the activities of its e-commerce subsidiary eyeVantage.com, Inc. and sustained significant write-offs and cash costs as a result of eyeVantage.com's decision to shut down. As a result, the first quarter of fiscal 2002 does not include losses from operations similar to the $2.9 million of losses reported in the first quarter of fiscal 2001 from eyeVantage.com, Inc. The Company's other investments in non-core activities are currently largely self-sustaining with minimal requirement for funding support. This segment includes activities in secondary care practice management, network management and marketing, asset management, healthcare facility management and hair removal facilities. The Company continues its efforts to maximize the value of its investments in non-core businesses.

New Accounting Pronouncements

Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. While it is not necessary to discuss standards which have been adopted in the current period, the Company has decided to provide the following:

The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Financial Accounting Standards Board also issued Statement No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and indefinite life intangible assets and requires these assets to be tested annually for impairment. For goodwill and other intangible assets existing at June 30, 2001, the new Statement must be applied for fiscal years beginning after December 15, 2001, with earlier adoption permitted. For goodwill and other intangible assets resulting from business combinations completed after June 30, 2001, the Statement must be adopted immediately. The Company has decided to adopt SFAS Nos.141 and 142 for the fiscal 2002 year which began on June 1, 2001. The adoption has resulted in the elimination in the first quarter of fiscal 2002 of approximately $0.7 million ($0.02 per share) of goodwill amortization that would have been charged to earnings had the Company not early adopted these new accounting policies (in the first quarter of fiscal 2001, $1.3 million ($0.04 per share) of goodwill amortization was reported). The Company is undertaking a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001, to be completed by November 30, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. If step one identifies any of the Company's reporting units, for which the carrying value exceeds the fair value as at June 30, 2001, it will be necessary to complete step two of the transitional impairment test and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Such subsequent impairment losses, if any, will be reflected in operating income in the income statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These exposures primarily relate to having short-term investments earning short-term interest rates and to having fixed rate debt. The Company views its investment in foreign subsidiaries as a long-term commitments, and does not hedge any translation exposure..

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.    Exhibits:

      Exhibit 2. Agreement and Plan of Merger between Laser Vision Centers, Inc., the Company and TLC Acquisition II Corp. dated August 25, 2001 (the "Merger Agreement") filed as exhibit number 2.1 to the Company's Registration Statement on Form S-4, filed with the Commission on October 12, 2001 and incorporated by reference herein.

b.    Reports on 8-K

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

                                        TLC LASER EYE CENTERS INC.


                                        By: /s/ Elias Vamvakas
                                           -------------------------------------
                                                Elias Vamvakas
                                                Chief Executive Officer
                                                February 25, 2002


                                        By: /s/ Brian Park
                                           -------------------------------------
                                                Brian Park
                                                Interim Chief Financial Officer
                                                February 25, 2002