Form 10-Q/A
period 2001-11-30
TLC LASER CENTER INC
filed 2002-02-27
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

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

2.    Intangible Assets

      Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life. The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units for which the carrying value exceeded the fair value as at June 1, 2001, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $15 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company will perform an impairment test if an event occurs or circumstances change that would more likely than not to reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any, will be reflected in operating income in the income statement. The Company has $32.7 million of goodwill on its balance sheet as at November 30, 2001 and expects to record material goodwill in connection with its acquisition of Laser Vision Centers, Inc. (see note
      4). The calculation of any impairment is performed at the level of reporting units and requires a comprehensive analysis, which has not yet been completed. However, the difference between the book value of a company and its market value may indicate that an impairment in the company's goodwill exists. Based on the recent trading price of the Company's common shares, the book value of the Company exceeds its market capitalization. This is an indication that the impairment analysis to be conducted by the Company may result in some portion or all of the Company's goodwill and any additional goodwill resulting from the acquisition of Laser Vision Centers, Inc. being impaired and written off in the period in which the test occurs, the quarter ended May 31, 2002. Because the determination of whether there is an impairment of the Company's goodwill will be completed at a future date and will involve many aspects of analyses which have not yet been undertaken, the amount of any writedown cannot be reliably predicted at this time. On a fiscal year basis, with the adoption of SFAS No. 142, the Company anticipates approximately $2.8 million in goodwill amortization will not be charged to income.

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

Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life. The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units for which the carrying value exceeded the fair value as at June 1, 2001, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $15 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company will perform an impairment test if an event occurs or circumstances change that would more likely than not to reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any, will be reflected in operating income in the income statement. The Company has $32.7 million of goodwill on its balance sheet as at November 30, 2001 and expects to record material goodwill in connection with its acquisition of Laser Vision Centers, Inc. (see note 4). The calculation of any impairment is performed at the level of reporting units and requires a comprehensive analysis, which has not yet been completed. However, the difference between the book value of a company and its market value may indicate that an impairment in the company's goodwill exists. Based on the recent trading price of the Company's common shares, the book value of the Company exceeds its market capitalization. This is an indication that the impairment analysis to be conducted by the Company may result in some portion or all of the Company's goodwill and any additional goodwill resulting from the acquisition of Laser Vision Centers, Inc. being impaired and written off in the period in which the test occurs, the quarter ended May 31, 2002. Because the determination of whether there is an impairment of the Company's goodwill will be completed at a future date and will involve many aspects of analyses which have not yet been undertaken, the amount of any writedown cannot be reliably predicted at this time. On a fiscal year basis, with the adoption of SFAS No. 142, the Company anticipates approximately $2.8 million in goodwill amortization will not be charged to income.

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

The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Financial Accounting Standards Board also issued Statement No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and indefinite life intangible assets and requires these assets to be tested annually for impairment. For goodwill and other intangible assets existing at June 30, 2001, the new Statement must be applied for fiscal years beginning after December 15, 2001, with earlier adoption permitted. For goodwill and other intangible assets resulting from business combinations completed after June 30, 2001, the Statement must be adopted immediately. The Company has decided to adopt SFAS Nos.141 and 142 for the fiscal 2002 year which began on June 1, 2001. The adoption has resulted in the elimination in the first two quarters of fiscal 2002 of approximately $1.4 million ($0.04 per share) of goodwill amortization that would have been charged to earnings had the Company not early adopted these new accounting policies (in the first quarter of fiscal 2001, $2.4 million ($0.06 per share) of goodwill amortization was reported). The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units, for which the carrying value exceeds the fair value as at June 30, 2001. Step two of the transitional impairment test, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $15 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company would also be required to perform an impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any will be reflected in operating income in the income statement.

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

                                         TLC LASER EYE CENTERS INC.


                                         By: /s/ Elias Vamvakas
                                             -----------------------------------
                                                 Elias Vamvakas
                                                 Chief Executive Officer
                                                 February 27, 2002


                                         By: /s/ Brian Park
                                             -----------------------------------
                                                 Brian Park
                                                 Interim Chief Financial Officer
                                                 February 27, 2002