Form 10-Q
period 2002-02-28
TLC LASER CENTER INC
filed 2002-04-15
CIK 1010610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002
                         COMMISSION FILE NUMBER: 0-29302

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of March 31, 2002 there were 38,122,957 of the registrant's Common Shares outstanding.

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Statements of Income for the Three Months ended February 28, 2002 and February 28, 2001 and the Nine months ended February 28, 2002 and February 28, 2001

                  Consolidated Balance Sheets at February 28, 2002, and May 31, 2001

                  Consolidated Statements of Cashflows for the Nine months ended February 28, 2002 and February 28, 2001

                  Consolidated Statements of Stockholders' Equity

                  Notes to Interim Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF INCOME
  unaudited

                                                                 Three months ended February 28   Nine months ended February 28
(U.S. dollars, in thousands except share and per share amounts)           2002            2001            2002            2001
-------------------------------------------------------------------------------------------------------------------------------
Revenues
              Refractive
              Owned                                               $     13,829    $     20,825    $     36,776    $     62,450
              Managed, facility and access fees                         16,467          22,807          47,616          62,382
              Other                                                      4,039           3,956          11,625           9,111
-------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                          34,335          47,588          96,017         133,943
-------------------------------------------------------------------------------------------------------------------------------

Expenses
Cost of revenues
              Refractive
              Owned                                                      9,627          14,488          28,057          44,153
              Managed, facility and access fees                         10,880          10,893          32,921          32,949
              Reduction in carrying value of capital assets                572              --           1,638              --
              Other                                                      2,234           2,406           6,274           7,804
-------------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                                  23,313          27,787          68,890          84,906

-------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                            11,022          19,801          27,127          49,037
-------------------------------------------------------------------------------------------------------------------------------

              Selling, general and administrative                       10,766          14,190          38,123          55,228
              Interest and other                                           243            (665)            397          (2,282)
              Depreciation of capital assets and assets under              602             529           1,752           1,634
              lease
              Amortization of intangibles                                2,549           2,836           7,649           9,295
              Write down of investments                                  1,549              --          21,580              --
              Restructuring and other charges                            1,164           1,314           2,098          15,949
-------------------------------------------------------------------------------------------------------------------------------

                                                                        16,873          18,204          71,599          79,824
-------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND
              NON-CONTROLLING INTEREST                                  (5,851)          1,597         (44,472)        (30,787)

Income taxes                                                              (433)           (832)           (995)         (1,672)

Non-controlling interest                                                  (686)           (337)         (1,433)           (314)
-------------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                                               $     (6,970)   $        428    $    (46,900)   $    (32,773)
                                                                  ============================================================

BASIC LOSS PER SHARE                                              $      (0.18)   $       0.01    $      (1.23)   $      (0.87)

Weighted average number of
              Common Shares Outstanding                             38,089,863      37,961,960      38,064,610      37,695,599

Fully Diluted Loss per share                                      $      (0.18)   $       0.01    $      (1.23)   $      (0.87)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

See the accompanying notes to unaudited interim consolidated financial statements.

TLC LASER EYE CENTERS INC.
CONSOLIDATED BALANCE SHEETS

                                                            (unaudited)
                                                            February 28           May 31
(U.S. dollars, in thousands)                                       2002             2001
----------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                   $  43,838        $  47,987
  Marketable securities                                              --            6,063
  Accounts receivable                                             8,087            9,950
  Prepaids and sundry assets                                      3,573            4,501
----------------------------------------------------------------------------------------
  Total current assets                                           55,498           68,501

Restricted cash                                                   4,801            1,619
Investments and other assets                                     12,060           23,171
Intangibles                                                      52,438           60,050
Goodwill                                                         32,730           32,752
Capital assets                                                   37,877           44,963
Assets under capital lease                                        6,224            7,382
----------------------------------------------------------------------------------------

Total assets                                                  $ 201,628        $ 238,438
========================================================================================

LIABILITIES
Current liabilities
     Accounts payable and accrued liabilities                 $  15,533        $  15,028
     Accrued legal settlements                                    2,100            2,100
     Accrued purchase obligations                                 3,000            3,000
     Accrued restructuring costs                                    339              718
     Accrued wage costs                                           3,706            3,652
     Current portion of long term debt                            3,546            3,826
     Current portion of obligations under capital lease           1,606            2,943
     Income taxes payable                                           349              397
----------------------------------------------------------------------------------------

Total current liabilities                                        30,179           31,664

Long term debt                                                   11,284            7,032
Obligations under capital lease                                     327            1,281
Deferred rent and compensation                                      478              617
----------------------------------------------------------------------------------------

Total liabilities                                                42,268           40,594
----------------------------------------------------------------------------------------

Non-controlling interest                                          9,048           10,738
----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                                   276,841          276,277
Warrants                                                            532              532
Deficit                                                        (127,061)         (80,161)
Accumulated other comprehensive loss                                 --           (9,542)
----------------------------------------------------------------------------------------

Total shareholders' equity                                      150,312          187,106
----------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                    $ 201,628        $ 238,438
========================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

See the accompanying notes to unaudited interim consolidated financial statements.

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(unaudited)

Nine months ended February 28,
(U.S. dollars, in thousands)                                                                        2002          2001
----------------------------------------------------------------------------------------------------------------------
Operating activities
Net loss for the period                                                                         $(46,900)     $(32,773)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                               16,308        20,832
      Goodwill written off in the period                                                              --           217
      (Gain)/loss on sale of capital assets and assets under lease                                   123         1,444
      Non-cash reduction in carrying values of capital assets and write down of
      investments                                                                                 23,218            --
      Non-cash restructuring and other costs                                                          13        13,750
      Non-controlling interest                                                                     1,433           314
      Other                                                                                          204            25

Changes in non-cash operating items
Accounts receivable                                                                                1,649         4,725
Prepaids and sundry assets                                                                           857         1,682
Accounts payable and accrued liabilities                                                             614        (2,687)
Income taxes payable (net)                                                                           329         5,055
Deferred rent and compensation                                                                      (139)         (237)
----------------------------------------------------------------------------------------------------------------------

Cash provided by (used for) operating activities                                                  (2,291)       12,347
----------------------------------------------------------------------------------------------------------------------

Financing activities
Restricted cash movement from financing activities                                                  (182)           27
Proceeds from debt financing                                                                       5,426           136
Principal payments of debt financing                                                              (1,446)       (1,744)
Principal payments of obligations under capital lease                                             (2,287)       (3,940)
Payments of accrued purchase obligations                                                              --        (3,000)
Contributions from non-controlling interests                                                          --            37
Distributions to non-controlling interests                                                        (3,437)       (3,531)
Payments related to the purchase and cancellation of capital stock                                    --          (485)
Proceeds from the issuance of capital stock                                                          564           573
----------------------------------------------------------------------------------------------------------------------

Cash used for financing activities                                                                (1,362)      (11,927)
----------------------------------------------------------------------------------------------------------------------

Investing activities
Restricted cash movement from investing activities                                                (3,000)           --
Purchase of capital assets and assets under lease                                                 (2,120)      (10,779)
Proceeds from sale of capital assets and assets under lease                                          474         2,082
Proceeds from the sale of investments                                                                169         1,099
Acquisitions and investments and other assets                                                     (2,144)       (6,246)
Proceeds from sale of marketable securities                                                        6,063            --
Other                                                                                                 62           (89)
----------------------------------------------------------------------------------------------------------------------

Cash used for investing activities                                                                  (496)      (13,933)
----------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                             (4,149)      (13,513)

Cash and cash equivalents, beginning of year                                                      47,987        78,531
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                        $ 43,838      $ 65,018
======================================================================================================================

Prepared in accordance with U.S. Generally Accepted Accounting Principles

See the accompanying notes to unaudited interim consolidated financial statements.

TLC Laser Eye Centers Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (U.S. dollars, in thousands)
                                   (unaudited)

                                   Common stock              Options                     Warrants
                                   ------------              -------                     --------
                                                                                                                 Other
                                                                                                              Accumulated
                                Number                 Number                 Number                         Comprehensive
                               of Shares    Amount   of Options    Amount   of Warrants   Amount   Deficit       Income      Total
                                (000's)       $        (000's)        $       (000's)        $        $            $           $
-----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999           37,362     269,454       --           --         --          --    (31,267)       5,936     244,123
Warrants issued                                                                 100         532                                 532
Shares issued for acquisition      302         728                                                                              728
Value determined for shares
issued contingent on meeting
earnings criteria                   --       1,397                                                                            1,397
Shares purchased for
cancellation                      (710)     (5,162)                                                 (5,203)                 (10,365)
Exercise of stock options           87       1,314                                                                            1,314
Shares issued as remuneration       44         387                                                                              387
Shares issued as part of the
employee share purchase plan        65       1,696                                                                            1,696
Reversal of IPO costs, over
  accrual                           --         139                                                                              139
Comprehensive loss
  Net loss                                                                                          (5,918)
  Other comprehensive loss
    Unrealized losses on
    available-for-sale
    securities                                                                                                  (10,387)
Total comprehensive loss                                                                                                    (16,305)
-----------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2000            37,150     269,953       --           --        100         532    (42,388)      (4,451)    223,646
Shares issued for acquisition      832       6,059                                                                            6,059
Shares purchased for
cancellation                      (108)       (481)                                                                            (481)
Exercise of stock options           40         125                                                                              125
Shares issued as remuneration        5          35                                                                               35
Shares issued as part of the
employee share purchase plan       112         586                                                                              586
Comprehensive loss
  Net loss                                                                                         (37,773)
  Other comprehensive loss
    Unrealized losses on
    available-for-sale
    securities                                                                                                   (5,091)
Total comprehensive loss                                                                                                    (42,864)
-----------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 2001            38,031     276,277       --           --        100         532    (80,161)      (9,542)    187,106
Shares issued as part of the
employee share  purchase plan       59         225                                                                              225
Options subject to fair value
accounting (see note below)                             142          339                                                        339
Net loss                                                                                           (46,900)
Unrealized gains/losses on
available-for-sale securities                                                                                     9,542
Total comprehensive income
(loss)                                                                                                                      (37,358)
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 28, 2002       38,090     276,502      142          339        100         532   (127,061)          --     150,312
===================================================================================================================================

Note - Options which are required to be accounted for on a fair value basis.

Prepared in accordance with U.S. Generally Accepted Accounting Principles

See the accompanying notes to unaudited interim consolidated financial statements.

TLC LASER EYE CENTERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2002
(Unaudited)

1.    Basis of Presentation and Accounting Policies

      The information contained in the unaudited interim consolidated financial statements and footnotes is condensed from what would appear in the annual consolidated financial statements. Accordingly, the unaudited interim consolidated financial statements included herein should be read in conjunction with the May 31, 2001, Annual Report on Form 10-K, as amended ("Form 10-K") filed by TLC Laser Eye Centers Inc. (the "Company" or "TLC") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of February 28, 2002 and for the nine months then ended include all normal recurring adjustments and estimates which management considers necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest and exercises control. The ownership interests of other parties in less than wholly owned consolidated subsidiaries, partnerships and other entities are presented as non-controlling interests.

      For Company owned laser centers, revenue represents the amount charged to patients at a standard rate for a laser vision correction procedure, net of discounts, contractual adjustments and amounts collected as an agent of co-managing doctors. Net revenue is recognized when the procedure is performed.

      Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized in the period services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year as final settlements are determined.

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

      The Company has reviewed its outstanding options and has identified those cases where, in the quarter, the terms of the outstanding options have changed or additional options have been issued which, under the guidelines of APB Opinion No. 25 or FASB Statement No. 123, require the Company to apply the intrinsic value approach or the fair value approach for accounting for the options.

      The unaudited interim consolidated financial statements for the three month and nine month period ended February 28, 2001 include certain reclassifications to conform with classifications for the three month and nine month period ended February 28, 2002.

      The net loss per share was computed using the weighted average number of common shares outstanding during each period.

2.    Intangible Assets

      Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life. The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units for which the carrying value exceeded the fair value as at June 1, 2001, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $15 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company will perform an impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any, will be reflected in operating income in the income statement. The Company has $ 32.7 million of goodwill on its balance sheet as at February 28, 2002 and expects to record material goodwill in connection with its acquisition of LaserVision Centers, Inc. ("Laser Vision") (see note 4). The calculation of any impairment is performed at the level of reporting units and requires a comprehensive analysis, which has not yet been completed. However, the difference between the book value of a company and its market value may indicate that an impairment in the company's goodwill exists. Based on the recent trading price of the Company's common shares, the book value of the Company exceeds its market capitalization. This is an indication that the impairment analysis, to be conducted by the Company, may result in some portion or all of the Company's goodwill and any additional goodwill resulting from the acquisition of Laser Vision being impaired and written off in the period in which the test occurs, the quarter ended May 31, 2002. Because the determination of whether there is an impairment of the Company's goodwill will be completed at a future date and will involve many aspects of analyses which have not yet been undertaken, the amount of any write down cannot be reliably predicted at this time. On a fiscal year basis, with the adoption of SFAS No. 142, the Company anticipates approximately $2.8 million in goodwill amortization will not be charged to income.

      As required by SFAS No. 142, the results for the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 has been adopted is presented below for the periods ended February 28, 2001.

                                                     Three months ended February 28           Nine months ended February 28
                                                     ------------------------------           -----------------------------

                                                              2002        2001                       2002          2001
                                                           -------      ------                   --------      --------
      Reported net loss for the period                     $(6,970)     $  428                   $(46,900)     $(32,773)
      Add back goodwill amortization                            --         757                         --         3,042

      Adjusted net loss for the period                     $(6,970)     $1,185                   $(46,900)     $(29,731)

      Basic loss per share:
       Reported net income(loss) for the period            $ (0.18)     $ 0.01                   $  (1.23)     $  (0.87)

       Goodwill amortization                                    --        0.02                         --          0.08
       Adjusted net income(loss) for the period            $ (0.18)     $ 0.03                   $  (1.23)     $  (0.79)

      Fully diluted income(loss) per share:
       Reported net loss for the period                    $ (0.18)     $ 0.01                   $  (1.23)     $  (0.87)
       Goodwill amortization                                    --        0.02                         --          0.08

       Adjusted net loss for the period                    $ (0.18)     $ 0.03                   $  (1.23)     $  (0.79)

3.    Comprehensive Loss and Write down of Investments

                                                      Three months ended February 28     Nine months ended February 28
                                                      ------------------------------     -----------------------------

                                                                2002      2001                  2002          2001
                                                             -------      ----              --------      --------
      Reported net income (loss) for the period              $(6,970)     $428              $(46,900)     $(32,773)
      Other comprehensive income (loss)                           --       385                 9,542        (6,908)

      Total comprehensive loss                               $(6,970)     $813              $(37,358)     $(39,681)

      Total comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss), which, primarily comprises net unrealized gains or losses on securities which are available-for-sale.

      For the quarter ended February 28, 2002, the Company reported a charge to net loss for the reduction in fair value of available-for-sale investments for which the decline is considered other than temporary. The charge was comprised of the Company's investment in LaserSight Incorporated (LaserSight) ($1.3 million) and Laser Vision ($0.2 million). Year to date charge is $18.8 million and $1.8 million respectively.

      In addition to the write down of the Company's investments in LaserSight for $18.8 million and Laser Vision for $1.8 million, the Company also wrote down another investment which totaled $1.0 million. The $21.6 million total of these write downs is presented as write down of investments in the consolidated statement of income.

4.    Acquisition Related Activities

      Laser Vision Centers, Inc.

      On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement") with Laser Vision. Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each share of Laser Vision common stock which is expected to result in the issuance of approximately 26.5 million shares of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to issue approximately
      7.9 million options or warrants to acquire common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the second half of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions. The Company has incurred $2.8 million in costs related to the merger, $2.0 million of which was incurred in the nine months ended February 28, 2002 ($0.6 million - three months ended February 28, 2002). These costs have been categorized as non-current assets in the current quarter and will be included in the purchase price upon completion of the transaction. Once the transaction has been closed, the Company will review its operations, strategic investments and assets, which may result in restructuring provisions and/or write-offs.

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

      Other Acquisition Related Activities

      In the third quarter, the Company advanced $1.0 million to a third party to support the development of laser scanning technology. This advance has been fully expensed in the quarter.

5.    Capital Assets

      The Company has recorded a reduction of the carrying value of capital assets of $1.6 million reflecting a write down of certain of the Company's lasers produced by LaserSight and VISX to a value of $75,000 each. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers.

      In the second quarter of fiscal 2002, the Company completed a sale-leaseback transaction for its corporate headquarters. Total consideration received for the sale was C$10.1 million of which, C$8.6 million was cash and C$1.5 million 8.0% note receivable ("Note"). The Note has a seven-year term with the first of four annual payments of C$100,000 due on the third anniversary of the sale and a final payment of C$1.1 million due on the seventh anniversary of the sale. The lease term related to the leaseback covers a period of 15 years. For accounting purposes, due to ongoing responsibility for tenant management and administration as well as receiving the Note as part of the consideration for the sale, no sale has been reported. For purpose of financial reporting, the cash proceeds of C$8.6 million has been presented as additional debt. Subsequent receipt of the Note will result in additional debt while lease payments will result in decreasing the debt and interest expense. Until the Company meets the accounting qualifications for recognizing the sale, the building associated with the sale-leaseback will continue to be depreciated over its initial term of 40 years.

6.    Divestitures and Restructuring Charges

      In the second quarter of fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels. By the end of the third quarter, this program resulted in the identification, notification and elimination of 50 full time equivalent positions and resulted in a severance cost of $2,098,000 being reported of which $2,085,000 has been paid out in cash and options.

      In the second quarter of fiscal 2001, accrued liabilities for restructuring provisions were recorded as a result of the decision to cease material funding of the Company's e-commerce subsidiary eyeVantage.com, Inc. and the resulting decision by eyeVantage.com, Inc. to cease operations, the potential for losses in an equity investment in a secondary care operation and estimated costs associated with the Company's initiative to eliminate centers which have been targeted under current restructuring initiatives. At the end of fiscal 2001, the Company reflected outstanding accrued liabilities for restructuring activities of $718,000 and in the three months and nine months ended February 28, 2002 the Company paid $11,000 and $392,000 of these provisions, respectively.

      In the third quarter, the Company signed a restricted stock incentive plan and related agreements which will allow the management of The Vision Source, Inc. to be awarded up to 49% of the common shares of The Vision Source, Inc. provided certain performance requirements are achieved by May 31, 2005.

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

      The following tables set forth information by segments:

Three months ended                                           2002                                     2001
February 28th
(U.S. dollars, in            Refractive       Other         Total      Refractive       Other         Total
thousands)
--------------------------   ----------     ---------     ---------    ----------     ---------     ---------
NET REVENUES                  $  30,296     $   4,039     $  34,335     $  43,632     $   3,956     $  47,588
                              =========     =========     =========     =========     =========     =========
EXPENSES
Doctor compensation               2,580            --         2,580         4,691            --         4,691
Operating expenses               25,573         3,224        28,797        31,122         3,285        34,407
Interest and other                  361          (118)          243          (585)          (80)         (665)
Depreciation of capital           2,582           150         2,732         3,324           684         4,008
assets and assets under
lease
Amortization of                   2,439           110         2,549         2,615           221         2,836
intangibles
Reduction in fair value of          572            --           572            --            --            --
capital assets
Write down of                     1,549            --         1,549            --            --            --
investments
Restructuring and other           1,164            --         1,164           697            17           714
charges
                              ---------     ---------     ---------     ---------     ---------     ---------
                                 36,820         3,366        40,186        41,864         4,127        45,991
                              =========     =========     =========     =========     =========     =========
Income (loss) from               (6,524)          673        (5,851)        1,768          (171)        1,597
operations
Income taxes                       (304)         (129)         (433)         (777)          (55)         (832)
Non-controlling interest           (629)          (57)         (686)         (442)          105          (337)
                              ---------     ---------     ---------     ---------     ---------     ---------
Net Income (loss)             $  (7,457)    $     487     $  (6,970)    $     549     $    (121)    $     428
                              =========     =========     =========     =========     =========     =========

Prepared in accordance with U.S. Generally Accepted Accounting Principles

Nine months ended                                           2002                                     2001
February 28th
(U.S. dollars, in            Refractive       Other         Total      Refractive       Other         Total
thousands)
--------------------------   ----------     ---------     ---------    ----------     ---------     ---------
NET REVENUES                  $  84,392     $  11,625     $  96,017     $ 124,832     $   9,111     $ 133,943
                              =========     =========     =========     =========     =========     =========
EXPENSES
Doctor compensation               7,034            --         7,034        13,222            --        13,222
Operating expenses               82,947         8,487        91,434       104,997        12,012       117,009
Interest and other                  378            19           397        (2,301)           19        (2,282)
Depreciation of capital           8,212           447         8,659        10,431         1,106        11,537
assets and assets under
lease
Amortization of                   7,320           329         7,649         7,742         1,553         9,295
intangibles
Reduction in fair value of        1,638            --         1,638            --            --            --
capital assets
Write down of                    21,580            --        21,580            --            --            --
investments
Restructuring and other           2,098            --         2,098         2,582        13,367        15,949
charges
                              ---------     ---------     ---------     ---------     ---------     ---------

                                131,207         9,282       140,489       136,673        28,057       164,730
                              =========     =========     =========     =========     =========     =========
Income (loss) from              (46,815)        2,343       (44,472)      (11,841)      (18,946)      (30,787)
operations
Income taxes                       (206)         (789)         (995)       (1,555)         (117)       (1,672)
Non-controlling interest         (1,129)         (304)       (1,433)         (252)          (62)         (314)
                              ---------     ---------     ---------     ---------     ---------     ---------
Net Income (loss)             $ (48,150)    $   1,250     $ (46,900)    $ (13,648)    $ (19,125)    $ (32,773)
                              =========     =========     =========     =========     =========     =========

Prepared in accordance with U.S. Generally Accepted Accounting Principles

8.    Supplemental Cash Flow Information

      Non-cash transactions:

                                                                                Nine months ended February 28,
                                                                                               2002      2001
                                                                                               ----     ------
            Prepaids                                                                            (71)        --
            Long term receivable terminated and recovery of assets                             (843)        --
            Capitals assets acquired on termination of long term receivable                     665         --
            Deferred revenues reversed on termination of long term receivable                   249         --
            Capital assets returned                                                            (198)        --
            Accounts payables on capital assets returned                                        198         --
            Note receivable terminated and recovery of assets                                  (214)        --
            Capital asset acquired on termination of  note receivable                           214         --
            Accrued purchase obligations                                                         --     (4,199)
            Capital stock issued for acquisitions                                                --      6,059

      Cash paid for the following:

                               Nine months ended February 28,
                                                2002     2001
                                               -----    -----
            Interest                           1,581    1,390

            Income taxes                       1,158      397

      During the second quarter of fiscal 2002, as a condition of an award issued against the Company in the fourth quarter of fiscal 2001 from an arbitration hearing involving TLC Network Services Inc., the Company was required to set aside $3.0 million while the Company explored all legal alternatives. The $3.0 million in escrow is being reported as restricted cash.

9.    Subsequent Events

      Subsequent to February 28, 2002, the Company advanced $1.0 million in return for a two year subordinated convertible promissory note bearing 10% to a third party bio-medical technology company.

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

Overview

TLC Laser Eye Centers Inc. (the "Company" or "TLC") is one of the largest providers of laser vision correction services in North America. TLC owns and manages eye care centers which, together with TLC's network of over 12,500 eye care doctors, provide laser vision correction of common refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism(2). Laser vision correction is an outpatient procedure which is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. TLC, which commenced operations in September 1993, currently has 60 eye care centers in 28 states and provinces throughout the United States and Canada. Surgeons performed over 122,800 procedures at the Company's centers during fiscal 2001 and over 66,000 procedures in the first three quarters of fiscal 2002.

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

In the nine months ended February 28, 2002, the Company's procedure volume decreased by 30% from the first nine months of fiscal 2001. In the quarter ended February 28, 2002, the Company's procedure volume increased 36% from the previous quarter ended November 30, 2001 and decreased by 28% from the previous year quarter ended February 28, 2001. The Company believes that the procedural volume decreases from prior years are indicative of the conditions in the laser vision correction industry which has experienced uncertainty resulting from a number of issues, including but not limited to, a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company. In addition, being an elective procedure, laser vision correction volumes may have been further depressed by economic conditions currently being experienced in North America. The increase in the number of procedures from the prior quarter is indicative of both the cyclical nature of the industry and the belief that the industry is recovering.

Despite the pricing pressures in the industry, the Company's net revenue after doctor compensation (defined by the Company as net revenue less doctors compensation) per procedure has decreased by less than 2% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 and in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001.

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

Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life. The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units for which the carrying value exceeded the fair value as at June 1, 2001, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $15 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company will perform an impairment test if an event occurs or circumstances change that would more likely than not to reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any, will be reflected in operating income in the income statement. The Company has $32.7 million of goodwill on its balance sheet as at February 28, 2002 and expects to record material goodwill in connection with its acquisition of Laser Vision (see note 4 of the notes to the Unaudited Interim Consolidated Financial Statements). The calculation of any impairment is performed at the level of reporting units and requires a comprehensive analysis, which has not yet been completed. However, the difference between the book value of a company and its market value may indicate that an impairment in the company's goodwill exists. Based on the recent trading price of the Company's common shares, the book value of the Company exceeds its market capitalization. As a result, the impairment analysis to be conducted by the Company may result in some portion or all of the Company's goodwill and any additional goodwill resulting from the acquisition of Laser Vision being impaired and written off in the period in which the test occurs, the quarter ended May 31, 2002. Because the determination of whether there is an impairment of the Company's goodwill will be completed at a future date and will involve many aspects of analyses which have not yet been undertaken, the amount of any writedown cannot be reliably predicted at this time. On a fiscal year basis, with the adoption of SFAS No. 142, the Company anticipates approximately $2.8 million in goodwill amortization will not be charged to income.

During the second and third quarter of fiscal 2002, the Company reported a charge to net income (loss) for the reduction in fair value of available-for-sale investments for which the decline is considered other than temporary. The change was comprised of the Company's investment in LaserSight Incorporated ("LaserSight") ($18.8 million) and Laser Vision ($1.8 million) and another investment which totalled $1.0 million.

In the second and third quarter of fiscal 2002, the Company reported a reduction in the carrying value of capital assets of $1.6 million reflecting a reduction of the Company's investment in LaserSight lasers and some VISX lasers to $75,000 each. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers.

During the second quarter of fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels. By the end of the third quarter, this program resulted in the identification, notification and elimination of 50 full-time equivalent positions and resulted in a severance cost of $2,098,000 being reported of which $2,085,000 has been paid out in cash and options.

Laser Vision Centers, Inc.

On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Laser Vision. Laser Vision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger will be effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each share of Laser Vision common stock which is expected to result in the issuance of approximately 26.5 million shares of the Company's common stock. In addition, the Company will assume and convert existing outstanding options or warrants to acquire stock of Laser Vision based on the 0.95 exchange rate and expects to be issuing options or warrants to acquire approximately 7.9 million common shares of the Company. The merger will be accounted for under the purchase method. Completion of the transaction, expected to occur in the second half of fiscal 2002, is subject to shareholder and regulatory approval and other conditions usual and customary in such transactions. The Company has incurred $2.8 million in costs related to the merger, $2.0 million of which was incurred in fiscal 2002. These costs have been categorized as non-current assets in the current year and will be included in the purchase accounting upon completion of the transaction. Once the transaction has been closed, the Company will review its operations, strategic investments and assets, which may result in restructuring provisions or write-offs.

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

Other Acquisition Related Activities

In the third quarter, the Company advanced $1.0 million to a third party to support the development of laser scanning technology. This advance has been fully expensed in the quarter.

Results of Operations

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three months ended February 28   Nine months ended February 28th
(U.S. dollars, in thousands except per share amounts)                 2002             2001             2002             2001
-----------------------------------------------------------------------------------------------------------------------------
Revenues
     Refractive
     Owned                                                    $     13,829     $     20,825     $     36,776     $     62,450
     Managed, facility and access fees                              16,467           22,807           47,616           62,382
     Other                                                           4,039            3,956           11,625            9,111
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                                                      34,335           47,588           96,017          133,943
-----------------------------------------------------------------------------------------------------------------------------

Expenses
Cost of revenues
     Refractive
     Owned                                                           9,627           14,488           28,057           44,153
     Managed, facility and access fees                              10,880           10,893           32,921           32,949
     Reduction in carrying value of capital assets                     572               --            1,638               --
     Other                                                           2,234            2,406            6,274            7,804
-----------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                              23,313           27,787           68,890           84,906

-----------------------------------------------------------------------------------------------------------------------------
Gross Margin                                                        11,022           19,801           27,127           49,037
-----------------------------------------------------------------------------------------------------------------------------

     Selling, general and administrative                            10,766           14,190           38,123           55,228
     Interest and other                                                243             (665)             397           (2,282)
     Depreciation of capital assets and assets under lease             602              529            1,752            1,634
     Amortization of intangibles                                     2,549            2,836            7,649            9,295
     Write-down of investments                                       1,549               --           21,580               --
     Restructuring and other charges                                 1,164            1,314            2,098           15,949
-----------------------------------------------------------------------------------------------------------------------------
                                                                    16,873           18,204           71,599           79,824
-----------------------------------------------------------------------------------------------------------------------------

Loss Before Income Taxes and
     Non-Controlling Interest                                       (5,851)           1,597          (44,472)         (30,787)
Income taxes                                                          (433)            (832)            (995)          (1,672)
Non-controlling interest                                              (686)            (337)          (1,433)            (314)
-----------------------------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD                                           $     (6,970)    $        428     $    (46,900)    $    (32,773)
                                                              ===============================================================

BASIC LOSS PER SHARE                                          $      (0.18)    $       0.01     $      (1.23)    $      (0.87)
Weighted average number of

     Common Shares Outstanding                                  38,089,863       37,961,960       38,064,610       37,695,599

Fully Diluted Loss per share                                  $      (0.18)    $       0.01     $      (1.23)    $      (0.87)

   Prepared in accordance with U.S. Generally Accepted Accounting Principles

Results of Operations

Revenues for the third quarter of fiscal 2002 were $34.3 million, a 28% decrease over revenues of $47.6 million in the third quarter of fiscal 2001. Approximately 88% of total revenues in the third quarter of fiscal 2002 were derived from refractive services as compared to 92% in the third quarter fiscal 2001. Revenues for the first three quarters of fiscal 2002 were $96.0 million, a 28% decrease from revenues of $133.9 million in the first three quarters of fiscal 2001. Approximately 88% of total revenues were derived from refractive services as compared to 93% in the first three quarters of fiscal 2001.

Revenues from refractive activities in the third quarter of fiscal 2002 year were $30.3 million, 30% less than revenues of $43.6 million from refractive activities in the third quarter of fiscal 2001. Approximately 24,200 procedures were performed in the third quarter of fiscal 2002 compared to approximately 33,400 procedures in the third quarter of fiscal 2001. Revenues from refractive activities in the first three quarters of fiscal 2002 year were $84.4 million, which is 32% lower than revenues from refractive activities in the first three quarters of fiscal 2001 of $124.8 million. Approximately 66,100 procedures were performed in the first three quarters of fiscal 2002 compared to approximately 93,900 procedures in the first three quarters of fiscal 2001. The decrease in procedure volume and the associated reduction of revenue is indicative of the condition of the laser vision correction industry which has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with TLC centers. In addition, being an elective procedure, laser vision correction volumes have been further depressed by economic conditions currently being experienced in North America. The Company maintains its stated objective of being a premium provider of laser vision correction services in an industry that has faced significant pricing pressures. In spite of pricing pressures in the industry, the Company's net revenue after doctor compensation per procedure, for the first three quarters of fiscal 2002 declined by less than 2% in comparison to the first three quarters of fiscal 2001.

The Company experienced an increase in the number of managed centers and a decrease in the number of owned centers in the comparison of fiscal 2002 versus 2001. In conjunction with the lower revenues period over period of 30%, revenue from owned centers has decreased by 34% for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001 (41% decrease for nine months ended February 28, 2002, as compared to the nine months ended February 28, 2001). Revenue from managed centers has only decreased by 28% for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001 (24% decrease for nine months ended February 28, 2002, as compared to the nine months ended February 28, 2001.)

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

The cost of refractive revenues from eye care centers for the third quarter of fiscal 2002 was $21.1 million, 17% less than cost of refractive revenues of $25.4 million in the third quarter of fiscal 2001. The cost of refractive revenues from eye care centers for the first three quarters of fiscal 2002 was $62.6 million, 19% less than cost of refractive revenues of $77.1 million in the first three quarters of fiscal 2001. These reductions are in-line with reduced doctors compensation resulting from lower procedure volumes, reductions in royalty fees on laser usage and reduced personnel costs. These reductions were offset by a reduction in the carrying value of capital assets of $1.6 million reflecting a reduction of the Company's investment in certain lasers to $75,000 each. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers. The cost of revenues for refractive centers include a fixed cost component for infrastructure of personnel, facilities and minimum equipment usage fees which has resulted in cost of revenues decreasing at a lesser rate (17% for the three months ended February 28, 2002, and 19% for the nine months ended February 28, 2002, as compared to the same periods in fiscal 2001) than the decrease in the associated revenues. Cost of revenues of owned centers include the cost of doctor compensation which does vary in relation to revenues which when combined with the conversion in a number of owned centers to managed centers results in the cost of revenues of owned centers reflecting a much larger variance in the decrease in the costs of revenues in comparison to managed centers.

Selling, general and administrative expenses decreased to $10.8 million in the third quarter of fiscal 2002 from $14.2 million in the third quarter of fiscal 2001. Selling, general and administrative expenses decreased to $38.1 million in the first three quarters of fiscal 2002 from $55.2 million in the first three quarters of fiscal 2001. This reflected decreased marketing costs, decreased infrastructure costs and reductions associated with Corporate Advantage and Third Party Payor programs, each identified in conjunction with the Company's cost reduction initiatives.

In the third quarter, the Company reported an additional write-down of available-for-sale investments for which the decline is considered other than temporary. The change was comprised of the Company's investment in LaserSight ($1.3 million) and Laser Vision ($0.2 million). The year to date write downs are $18.8 million and $1.8 million respectively .

Revenues from non-refractive (other) activities were $4.0 million in the third quarter of fiscal 2002, an increase of 2% in comparison to $3.9 million in the third quarter of fiscal 2001. Revenues from non-refractive (other) activities were $11.6 million in the first three quarters of fiscal 2002, an increase of over 27% in comparison to $9.1 million in the first three quarters of fiscal 2001. The increase in revenues reflected revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries, while revenues in the secondary care management, hair removal and asset management subsidiaries reflected little or moderate growth.

Net income from non-refractive activities was $0.5 million in the third quarter of fiscal 2002, in comparison to a net loss of $0.1 million before restructuring in the third quarter of fiscal 2001. The loss in the third quarter of fiscal 2001 would have included the activities of the Company's e-commerce subsidiary, eyeVantage.com, Inc. ,however, eyeVantage had ceased operating activities prior to the start of the third quarter. Net income from non-refractive activities was $1.2 million in the first three quarters of fiscal 2002, in comparison to a net loss of $5.8 million in the first three quarters of fiscal 2001 before restructuring costs. The loss in the first three quarters of fiscal 2001 included the activities of eyeVantage.com, Inc., which generated losses of $4.0 million. Net income for the first three quarters of fiscal 2002 does not reflect the activities of eyeVantage.com, Inc. due to the decision by the Company in fiscal 2001 to cease material funding of this subsidiary and the resulting decision by eyeVantage.com, Inc. to abandon its e-commerce enterprise. The profit from non-refractive activities in the first three quarters of fiscal 2002 of $1.2 million reflects an increase from the loss of $1.8 million in the first three quarters of fiscal 2001 (excluding eyeVantage.com, Inc. and restructuring costs). The improved profitability in the first three quarters of fiscal 2002 was due primarily to increased revenues.

Interest (revenue)/expense and other expenses reflect interest revenue from the Company's cash position offset by interest from debt and lease obligations. The addition in the fourth quarter of fiscal 2001 to long-term debt as a result of the acquisition of a Maryland professional corporation has resulted in increasing interest costs on debt. Similarly, an increase to debt in the second quarter of fiscal 2002 from the corporate headquarters sale-leaseback arrangement resulted in additional increases to interest costs. Interest revenues have decreased since the Company has reduced cash and cash equivalent balances during the first three quarters of fiscal 2002 plus interest yields on cash balances have been lower.

The decrease in depreciation and amortization expense was largely a result of the reduction in the development of new centers and the reduction in depreciation and amortization associated with the Company's decision to cease material funding of eyeVantage.com, Inc. during fiscal 2001. Also the Company has elected to early adopt SFAS No. 142 effective June 1, 2001. The adoption of SFAS No. 142 eliminates the requirement for the Company to amortize goodwill. The adoption of SFAS No. 142 by the Company for fiscal 2002, has resulted in a decrease in amortization of approximately $708,000 ($0.02 per share) in the third quarter of fiscal 2002 and approximately $2,124,000 ($0.06 per share) for the nine months ended February 28, 2002. Intangibles whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of 15 years. Current amortization periods range from 5 to 15 years. In establishing these long-term contractual relationships with the Company, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

In the first nine months of fiscal 2002 amortization of intangibles decreased by approximately $1.6 million. This decrease reflects a $0.8 million reduction of goodwill amortization relating to the ceasing of operations by eye.Vantage.com, Inc. in the second quarter of fiscal 2001. Further, this decrease is due to a reduction of $2.3 million of goodwill amortization resulting from the early adoption of SFAS No. 142, which is offset by an increase in amortization of $1.5 million of Practice Management Agreements resulting from practices purchased during fiscal 2001.

By the third quarter of fiscal 2002, the Company's restructuring program to reduce employee costs in line with current revenue levels resulted in the identification, notification and elimination of 50 full time equivalent positions and resulted in a severance cost of $2,098,000 of which $2,085,000 has been paid out.

By the third quarter of fiscal 2001, the Company recorded restructuring provisions totalling $15.9 million:

i) $12.4 million relating to the Company's decision to cease materially funding eye.Vantage.com, Inc. $8.7 million attributed to goodwill, $3.3 million to asset write-offs, $1.7 million to employee services and $0.9 million in other closing costs. This was offset by a $2.2 million recovery of a purchase acquisition obligation. As of January 1, 2001, the eye.Vantage.com, Inc. corporate premises were vacated and most employment relationships were severed.

ii) $1.0 million to close three eye care centers. During the first nine months of fiscal 2001, the Company had undertaken to restructure its operations to eliminate those centers which were identified as not capable of being profitable.

iii) $1.6 million for the services of a national consulting firm to facilitate the internal restructuring process undertaken by the Company.

iv) $0.9 million for the potential losses in amounts outstanding from an equity investment in a secondary care activity.

Income tax expense decreased to $1.0 million in the first three quarters of fiscal 2002 from $1.7 million in the first three quarters of fiscal 2001. This decrease reflected the reduction of tax liabilities associated with the Company's partners in profitable subsidiaries from decreased profitability in fiscal 2002 and minimal fluctuation in the requirement to reflect minimum tax liabilities relevant in Canada, United States and certain other jurisdictions.

The loss for the third quarter of fiscal 2002 was $7.0 million or $0.18 per share ($46.9 million or $1.23 per share for the first three quarters of fiscal
2002) compared to income of $0.4 million or $0.01 per share for the third quarter of fiscal 2001 (loss of $32.8 million or $0.87 per share for the first three quarters of fiscal 2001). This increased loss primarily reflected the impact of reduced refractive revenues, the reduction in carrying values of capital assets and the write down of investments offset partially by reduced costs and decreased depreciation and amortization.

Results of Operations

TLC LASER EYE CENTERS INC.
CONSOLIDATED STATEMENT OF INCOME

Three months ended                                             February 28,     November 30,
(U.S. dollars, in thousands except per share amounts)              2002             2001
---------------------------------------------------------------------------     ------------
Revenues
      Refractive
        Owned centers                                          $     13,829     $      9,505
        Management, facility and access fees                   $     16,467     $     13,214
      Other                                                           4,039            3,939
---------------------------------------------------------------------------     ------------
Total revenues                                                       34,335           26,658

---------------------------------------------------------------------------     ------------

Expenses
Cost of revenues
      Refractive
        Owned centers                                                 9,627            8,699
        Management, facility and access fees                         10,880           10,647
        Reduction in carrying value of capital assets                   572            1,066
      Other                                                           2,234            2,118
---------------------------------------------------------------------------     ------------
Total cost of revenues                                               23,313           22,530
---------------------------------------------------------------------------     ------------
      Gross margin                                                   11,022            4,128
---------------------------------------------------------------------------     ------------

      Selling, general and administrative                            10,766           12,743
      Interest and other                                                243              178
      Depreciation of capital assets and assets under lease             602              603
      Amortization of intangibles                                     2,549            2,536
      Write-down investments                                          1,549           20,031
      Restructuring and other charges                                 1,164              934
---------------------------------------------------------------------------     ------------
                                                                     16,873           37,025
---------------------------------------------------------------------------     ------------

LOSS BEFORE INCOME TAXES AND
      NON-CONTROLLING INTEREST                                       (5,851)         (32,897)
Income taxes                                                           (433)             (96)

Non-controlling interest                                               (686)            (375)

---------------------------------------------------------------------------     ------------
NET LOSS FOR THE PERIOD                                        $     (6,970)    $    (33,368)

                                                               ============     ============

BASIC LOSS PER SHARE                                           $      (0.18)    $      (0.88)

Weighted average number of Common Shares Outstanding             38,089,863       38,064,879

Fully Diluted loss per share                                   $      (0.18)    $      (0.88)

Prepared in accordance with U.S. Generally Accepted Accounting Principles

  Quarter ended February 28, 2002 compared to Quarter ended November 30, 2001

Revenues for the third quarter of fiscal 2002 were $34.3 million, which is a 28% increase over net revenues in the second quarter of fiscal 2002 of $26.7 million. Approximately 88% of total net revenues were derived from refractive services as compared to 85% in second quarter of fiscal 2002.

Revenues from refractive activities for the third quarter of fiscal 2002 were $30.3 million, which is 33% higher than the second quarter of fiscal 2002 of $22.7 million. Approximately 24,200 procedures were performed in the third quarter of fiscal 2002 compared to approximately 17,700 procedures in the second quarter of fiscal 2002.

The cost of refractive revenues from eye care centers for the third quarter of fiscal 2002 were $21.1 million, which is 3% higher than the cost of refractive revenues of $20.4 million in the second quarter of fiscal 2002 which reflects increased doctors compensation, royalty fees on laser usage and personnel costs resulting from higher procedure volumes. Selling, general and administrative expenses decreased to $10.8 million in the third quarter of fiscal 2002 from $12.7 million in the second quarter of fiscal 2002. This reduction in costs reflects reduced travel, consulting and employee related costs associated with the Company's efforts to reduce costs.

The loss for the third quarter of fiscal 2002 was $7.0 million or $0.18 per share, compared to a loss of $33.4 million or $0.88 cents per share for the second quarter of fiscal 2002.

Liquidity and Capital Resources

During the first three quarters of fiscal 2002 the Company continued to focus its activities on increasing procedure volumes and reducing costs. Cash, cash equivalents, short-term investments and restricted cash were $48.6 million at February 28, 2002 compared to $55.7 million at May 31, 2001. Net current assets at February 28, 2002, reflected a decrease to $25.3 million from $36.8 million at May 31, 2001. This decrease reflected primarily the reduction in cash and cash equivalents, accounts receivables and prepaid expenses during the first three quarters of fiscal 2002.

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

During the first three quarters of fiscal 2002, the Company invested $2.1 in capital assets. The Company has forecasted its capital expenditure requirements for fiscal 2002 will not exceed $3.0 million. The new corporate headquarters, which the Company agreed to sell as part of a sale/leaseback transaction, generated $5.4 million for the Company in the second quarter of fiscal 2002. Due to ongoing responsibility for tenant management and administration as well as restrictions in receipt of a portion of the proceeds, no sale has been reported under US GAAP. The net present value of the Company's net lease payments for the fifteen year term of the leaseback agreement have been reported as additional debt ($5.4 million).

During the first three quarters of fiscal 2002, the Company incurred costs of $2.0 million, which has been deferred, relating to the announced merger with Laser Vision. This merger is anticipated to be completed in the fourth quarter of fiscal 2002.

In the second and third quarter of fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels. This program resulted in the identification, notification and elimination of 50 full time equivalent positions and resulted in a severance cost of $2,098,000 being reported of which $1,746,000 was paid in cash at the end of the quarter.

The Company accrued a liability of $2.1 million resulting from an arbitration award against the Company in the fourth quarter of fiscal 2001. The Company has deferred payment of this liability until, exploration of all legal alternatives have been completed. Payment of this liability, if necessary, is not anticipated until the latter half of fiscal 2002. Under the terms of the arbitration settlement the Company was required to put $3.0 million in escrow, which is reported as restricted cash, until the legal review process is completed.

Subsequent to February 28, 2002, the Company advanced $1.0 million in return for a two year subordinated convertible promissory note bearing 10% to a third party bio-medical technology company.

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

In July 2001, two excimer laser manufacturers reported settling class action anti-trust case. It is anticipated that a portion of this settlement will be paid to the Company and as such the Company has filed its settlement claims with the court. While the amount to be received has not yet been determined, it is estimated that the Company will receive less than $5.5 million, which will be recorded as income when the amount and timing of receipt are known. It is expected that these payments will be received in calendar 2002.

The Company estimates that existing cash balances, together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations, merger costs and expansion plans for the next 12 to 18 months.

Cash provided by (used for) Operating Activities

Net cash provided by (used for) operating activities decreased by $14.6 million to $(2.3) million of cash used for operating activities in the first three quarters of fiscal 2002 from $12.3 million of cash provided by operating activities in the first three quarters of fiscal 2001. Net cash provided by (used for) operating activities of $(2.3) million in the first three quarters of fiscal 2002 primarily represents cash used for cash earnings (defined as net loss adding back amortization and depreciation, gain or loss on the sale of fixed assets, non-cash reduction in carrying values and restructuring costs, income tax provision and minority interest included as part of net income) of $(4.5) million in the first three quarters of fiscal 2002 as compared to $5.5 million in the first three quarters of fiscal 2001. Cash provided by a reduction in accounts receivable of $1.6 million in the first three quarters of fiscal 2002 as compared to a reduction of $4.7 million in the first three quarters of fiscal 2001, cash provided by an increase in accounts payable of $0.6 million in the first three quarters of fiscal 2002 as compared to a reduction of $(2.7) million in the first three quarters of fiscal 2001. Cash used for net payments of tax of $(0.7) million in the first three quarters of fiscal 2002 as compared to cash provided by net refunds of tax of $3.4 million in the first three quarters of fiscal 2001 and cash provided by a decrease of prepaid expenses and other assets net of liabilities of $0.7 million in the first three quarters of fiscal 2002 as compared to a decrease of $1.4 million in the first three quarters of fiscal 2001.

Cash used for Financing Activities

Net cash used for financing activities changed by $10.5 million in the first three quarters of fiscal 2002 to cash used by financing activities of $(1.4) million from cash used for operating activities of $(11.9) million in the first three quarters of fiscal 2001. Net cash used by financing activities in the first three quarters of fiscal 2002 primarily represents cash used for payments of debt financing and obligations under capital leases of $(3.7) million in the first three quarters of fiscal 2002 as compared to $(5.7) million in the first three quarters of fiscal 2001. Cash used for payments of accrued purchase obligations of $0.0 million in the first three quarters of fiscal 2002 as compared to payments of $(3.0) million in the first three quarters of fiscal 2001. Cash used for distributions to non-controlling interests of $(3.4) million in the first three quarters of fiscal 2002 as compared to $(3.5) million in the first three quarters of fiscal 2001. Cash used for an increase in the required amount of restricted cash of $(0.2) million in the first three quarters of fiscal 2002 as compared to $0.0 million in the first three quarters of fiscal 2001. Cash used for payments related to the purchase and cancellation of capital stock of $0.0 million in the first three quarters of fiscal 2002 as compared to $(0.5) million in the first three quarters of fiscal 2001. Cash used offset by cash provided by proceeds from debt financing of $5.4 million in the first three quarters of fiscal 2002 resulting from the sales-leaseback arrangement regarding the corporate headquarters as described below, compared to $0.2 million in the first three quarters of fiscal 2001, and cash provided by the issuance of common stock of $0.5 million in the first three quarters of fiscal 2002 as compared to $0.6 million in the first three quarters of fiscal 2001.

Total consideration received for the sale-leaseback was C$10.1 million, C$8.6 million cash and C$1.5 million 8.0% note receivable. The term of the note is seven-years with the first of four payments of C$100,000 due on the third anniversary of the sale and a final payment of C$1.1 million due on the seventh anniversary of the sale. The lease term related to the leaseback covers a period of 15 years. For accounting purposes, due to ongoing responsibility for tenant management and administration as well as taking back the note as part of the consideration for the sale, no sale has been reported. For purpose of financial reporting the cash proceeds of C$8.6 million has been presented as additional debt. Subsequent receipt of the note will result in additional debt while lease payments will result in decreasing the debt and interest expense. Until the Company meets the accounting qualifications of recognizing the sale, the building associated with the sale-leaseback will continue to be depreciated over its initial term of 40 years.

Cash Used for Investing Activities

Net cash used for investing activities decreased by $13.4 million in the first three quarters of fiscal 2002 to $(0.5) million from $(13.9) million in the first three quarters of fiscal 2001. Net cash provided by (used in) investing activities in the first three quarters of fiscal 2002 primarily represents cash used for a required increase of restricted cash of $(3.0) million in the first three quarters of fiscal 2002 resulting from an arbitration award requirement to put the cash in escrow awaiting completion of the exploration of all legal alternatives compared to $0.0 million in the first three quarters of fiscal 2001. Cash used for the purchase of fixed assets of $(2.1) million in the first three quarters of fiscal 2002 as compared to $(10.8) million in the first three quarters of fiscal 2001. Cash used for costs of acquisitions and investments and other assets of $(2.1) million in the first three quarters of fiscal 2002 as compared to $(6.3) million in the first three quarters of fiscal 2001, offset by cash provided by the sale of short term investments of $6.1 million in the first three quarters of fiscal 2002 as compared to $0.0 million in the first three quarters of fiscal 2001. Cash provided by proceeds from the sale of fixed assets, assets under capital lease and investments of $0.6 million in the first three quarters of 2002 as compared to $3.2 million in the first three quarters of fiscal 2001.

Other Business Segments

TLC made the decision during the second quarter of fiscal 2001 to cease funding the activities of its e-commerce subsidiary eyeVantage.com, Inc. and sustained significant write-offs and cash costs as a result. As a result, the first three quarters of fiscal 2002 does not include losses from operations similar to the $4.0 million reported in the first three quarters of fiscal 2001 from eyeVantage.com, Inc. The Company's other investments in non-core activities are currently largely self-sustaining with minimal requirement for funding support. This segment includes activities in secondary care practice management, network management and marketing, asset management, healthcare facility management and hair removal facilities. The Company continues its efforts to maximize the value of its investments in non-core businesses.

New Accounting Pronouncements

Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. While it is not necessary to discuss standards which have been adopted in the current period, the Company has decided to provide the following:

The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Financial Accounting Standards Board also issued Statement No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and indefinite life intangible assets and requires these assets to be tested annually for impairment. For goodwill and other intangible assets existing at June 30, 2001, the new Statement must be applied for fiscal years beginning after December 15, 2001, with earlier adoption permitted. For goodwill and other intangible assets resulting from business combinations completed after June 30, 2001, the Statement must be adopted immediately. The Company has decided to adopt SFAS Nos.141 and 142 for the fiscal 2002 year which began on June 1, 2001. The adoption has resulted in the elimination in the first three quarters of fiscal 2002 of approximately $2.1 million ($0.06 per share) of goodwill amortization that would have been charged to earnings had the Company not early adopted these new accounting policies (in the first three quarters of fiscal 2001, $3.0 million ($0.08 per share) of goodwill amortization was reported). The Company has completed a transitional impairment test to identify if there is potential impairment to the goodwill as at June 1, 2001. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified certain reporting units, for which the carrying value exceeds the fair value as at June 30, 2001. Step two of the transitional impairment test, will be completed by the end of the fiscal 2002 year (May 31, 2002) and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates a write down of approximately $7 million to $15 million. As the Company has decided to select a date other than June 1 as the date it will perform its annual impairment test, the Company will be performing another impairment test prior to May 31, 2002. In addition to the annual impairment test, the Company would also be required to perform an impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such subsequent impairment losses, if any will be reflected in operating income in the income statement.

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

                                        TLC LASER EYE CENTERS INC.


                                        By: /s/ Elias Vamvakas
                                            ------------------------------------
                                                Elias Vamvakas
                                                Chief Executive Officer
                                                April 12, 2002


                                        By: /s/ Brian Park
                                            ------------------------------------
                                                Brian Park
                                                Interim Chief Financial Officer
                                                April 12, 2002