Form 10-K
period 2002-05-31
TLC VISION CORP
filed 2002-08-29
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2002

                         COMMISSION FILE NUMBER: 0-29302

                             TLC VISION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW BRUNSWICK, CANADA                                980151150
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

                 Common Shares, No Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes    No
                                         ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 27, 2002, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately $102.4 million.

         As of August 27, 2002, there were 64,771,450 shares of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Risk Factors" section of Item 1 "Business" for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" or "TLC Vision" shall mean TLC Vision Corporation and its subsidiaries. The Company's fiscal year ends on May 31. Therefore, references in this Form 10-K to a particular fiscal year shall mean the 12 months ended on May 31 in that year. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         TLC Vision Corporation ("TLC Vision" or the "Company") provides eye surgery services in four core areas. First, the Company owns and manages premium branded refractive eye care centers throughout North America and, together with its relationships with affiliated eye care doctors, specializes in laser vision correction services to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction surgery is an out-patient procedure that is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. Second, through the Company's subsidiary, Laser Vision Centers, Inc. ("LaserVision"), the Company provides refractive equipment access and services to independent surgeons through either fixed or mobile delivery systems. Third, the Company furnishes independent surgeons with mobile access to cataract surgery equipment and services through Midwest Surgical Services, Inc. Finally, the Company, through OR Partners, Inc., owns and operates ambulatory surgery centers where independent surgeons perform a variety of surgical procedures.

         In accordance with an Agreement and Plan of Merger with LaserVision, the Company completed a business combination with LaserVision on May 15, 2002. LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The Company believes that the combined companies can provide a broader array of services to eye care professionals to ensure these individuals may provide superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

         The Company continues to focus on maximizing revenues, controlling costs, providing superior quality of care and clinical results and pursuing additional growth opportunities.

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

         SURGICAL PROCEDURES

         Refractive disorders have historically been treated primarily by eyeglasses or contact lenses. Increasingly, they are being treated by surgical techniques, the most common of which in the United States, prior to the excimer laser being approved for sale for laser vision correction, was Radial Keratotomy ("RK"). RK is a surgical procedure, first performed in the 1970s, that corrects myopia by altering the shape of the cornea. This is accomplished by making incisions in a "radial" pattern along the outer portion of the cornea using a hand-held diamond-tipped blade. These very fine incisions are designed to help flatten the curvature of the cornea, thereby allowing light rays entering the eye to properly focus on the retina. The incisions penetrate 90% of the depth of the cornea. Because RK involves incisions into the corneal tissue, it may weaken the structure of the cornea, which can have adverse consequences following traumatic injury. RK also produces incisional scarring, and may cause fluctuation of vision and progressive farsightedness. A variation of RK, Astigmatic Keratotomy, is used to correct astigmatism.

         LASER CORRECTION PROCEDURES

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

         Excimer laser procedures are designed to reshape the outer layers of the cornea to treat vision disorders by changing the curvature of the cornea. There are currently two procedures that use the excimer laser to treat vision disorders: Photorefractive Keratectomy ("PRK") and Laser In-Situ Keratomileusis ("LASIK"). In the case of both PRK and LASIK, prior to the procedure, the doctor makes an assessment of the exact correction required and programs the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. Both PRK and LASIK are performed on an outpatient basis without general anesthesia, using only topical anesthetic eye drops. An eyelid holder is inserted to prevent blinking while the eye drops eliminate the reflex to blink. The patient reclines in a chair, his or her eye focused on a fixation target, and the surgeon positions the patient for the procedure. The surgeon uses a foot pedal to apply the excimer laser beam, which emits a rapid succession of excimer laser pulses. The typical procedure takes 10 to 15 minutes, from set-up to completion, with the length of time of the actual excimer laser treatment lasting 15 to 90 seconds.

         In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval ("PMA") from the United States Food and Drug Administration (the "FDA"). An FDA PMA is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA PMA approval for the sale of an excimer laser for refractive procedures was the approval of the Summit Autonomous, Inc. (now Alcon Laboratories Inc. division of Nestle, S.A.) ("Alcon") laser for the treatment of myopia granted in 1995. To date the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK. In Canada, neither the sale nor the use of excimer lasers to perform refractive surgery is currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Company expects that future sales of any new excimer laser models in Canada may require the approval of the Health Protection Branch of Health Canada ("HPB").

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

         PRK has been used commercially since 1988. Clinical trials conducted by Alcon prior to receiving FDA approval for the sale of its excimer laser showed that one year after the PRK procedure, approximately 81% of the patients could see 20/20 or better and approximately 99% could see 20/40 or better (the minimum level required to drive without corrective lenses in most states). Clinical data submitted to the FDA by Alcon has shown that patient satisfaction is very high with over 95% indicating they would enthusiastically recommend PRK to a friend. In addition, a study published in the February, 1998 issue of Ophthalmology reported the results of 83 patients in the United Kingdom who underwent PRK for myopia of up to 7 diopters in 1989. The study found that the patients experienced stable vision and the majority of patients experienced no side effects. No complications were observed such as cataracts, retinal detachment or long term elevated intraocular pressure and no patients developed an infection.

         LASER IN-SITU KERATOMILEUSIS

         LASIK came into commercial use in Canada in 1994 and in the United States in 1996. In LASIK, an automated microsurgical instrument called a microkeratome is used to create a thin corneal flap which remains hinged to the eye. The corneal flap is 160 to 180 microns thick, about 30% of the corneal thickness. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The corneal flap is then flipped back and excimer laser pulses are applied to the inner stromal layers of the cornea to treat the eye with the patient's prescription. The corneal flap is then closed and the flap and interface rinsed. Once the procedure is completed, most surgeons wait two to three minutes to ensure the corneal flap has fully re-adhered. At this point, patients can blink normally and the corneal flap remains secured in position by the natural suction within the cornea. Since the surface layer of the cornea remains intact with LASIK, no bandage contact lens is required and the patient experiences virtually no discomfort. LASIK has the advantage of more rapid recovery than PRK, with most typical patients seeing well enough to drive a car the next day and healing completely within one to three months. Currently, the majority of laser vision correction procedures in the United States and Canada are LASIK. More than 95% of the excimer laser procedures currently performed at the Company's eye care centers are LASIK.

         THE REFRACTIVE MARKET

         While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, Market Scope's 2001 U.S. LASIK Patient Profile Report estimates that approximately 56.8% of the United States population or 160 million people suffer from some form of refractive disorder requiring vision correction including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. To date, based on Market Scope's estimate of the number of people who have had procedures, only an estimated two to three percent of this target population has actually had laser vision correction.

         Estimates by Market Scope indicate that 105,000 laser vision correction procedures were performed in the United States in 1996, 215,000 were performed in 1997, 480,000 were performed in 1998, 948,000 were performed in 1999, 1.4 million were performed in 2000, 1.3 million were performed in 2001 and an estimated 1.25 million will be performed in 2002. The Company believes that its refractive profitability and growth will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada and upon consumer confidence and the condition of the U.S. economy.

         There can be no assurance that laser vision correction will be more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered fully or at all by government insurers or other third party payors and, therefore, must be paid for primarily by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long term follow-up data and the possibility of unknown side effects. There can be no assurance that long term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction could also adversely affect its acceptance whether or not the procedures are performed at TLC Vision eye care centers. Market acceptance could also be affected by regulatory developments. The failure of laser vision correction to achieve continued increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

         MARKET FOR CATARACT SURGERY

         According to the American Academy of Ophthalmology, cataract surgery currently is the most frequently performed surgical procedure in the United States with more than 1.5 million people having cataract surgery each year. Medicare pays approximately $3.4 billion a year for 1.0 million patients having cataract surgery each year. U.S. Census Bureau data indicates that there are currently 34.99 million Americans who are age 65 or older. According to the American Academy of Ophthalmology, individuals between the ages of 52 and 64 have a 50% chance of having a cataract. By age 75, almost everyone has a cataract. Fifty percent of the people between the ages of 75 and 85 with cataracts have lost some vision as a result. The National Eye Institutes of Health Cataracts indicates that cataracts are the leading cause of blindness in the world, and cataracts affects nearly 20.5 million Americans age 65 and older.

TLC VISION CORPORATION

         TLC Vision was originally incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to TLC The Laser Center Inc., and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of Common Shares. On September 1, 1998, TLC The Laser Center, Inc. amalgamated under the laws of Ontario with certain wholly-owned subsidiaries. By Articles of Amendment filed November 5, 1999, the Company changed its name to TLC Laser Eye Centers Inc. On May 13, 2002, the Company filed articles of continuance with the province of New Brunswick and changed its name to TLC Vision Corporation. On May 15, 2002, the Company completed its business combination with LaserVision, a leading provider of access to excimer lasers, microkeratomes and related support services.

BUSINESS STRATEGY

         TLC Vision's strategy is to continue toward the goal of becoming a diversified eye care services provider by leveraging our relationships with ophthalmologists and optometrists throughout North America. The Company's strategy is composed of the following four parts: (1) increase diversification through new growth opportunities in the eye care industry which leverage relationships with eye care doctors and capitalize on existing assets; (2) continue expansion of surgeon relationships to work within the TLC Vision branded center model and laser access model; (3) increase surgical volume through developing programs to support eye doctors in patient education and clinical support; and (4) standardize operations to minimize operating costs and increase efficiencies without compromising the Company's commitment to assist its affiliated doctors in providing the highest levels of patient care and clinical results.

         DIVERSIFICATION BEYOND REFRACTIVE LASER BUSINESSES

         The first component of TLC Vision's strategy is to diversify into a broader eye care services company through internal business development and complementary acquisitions. The Company believes it can continue to leverage its relationships with a large number of ophthalmologists and optometrists to create new business opportunities. The main focus of the Company's diversification strategy is in the United States, where the Company continues to position itself to take advantage of the growing market for eye care services.

         TLC Vision plans to further diversify its business in four ways:

         o continuing to develop or acquire single-specialty ophthalmic ambulatory surgery centers through the OR Partners subsidiary;

         o continuing to expand the Company's existing mobile cataract business through focused growth strategies and acquisitions of existing mobile cataract businesses;

         o continuing to develop the Company's optometric practice franchising organization, Vision Source, through increasing the number of affiliated practice franchises; and

         o developing new eye care related businesses that evolve from strategic technology investments, such as Occulogix, a rheopheresis joint venture for treating age related macular degeneration.

         EXPANSION OF SURGEON RELATIONSHIPS

         TLC Vision believes that its existing relationships with a large number of eye surgeons represent an important competitive strength. TLC Vision's business model will focus on implementing new services and business opportunities which drive revenue to the surgeon.

         INCREASE SURGICAL VOLUME

         The primary tactic in increasing surgical volume will be through supporting refractive growth initiatives with ophthalmologists and optometrists. To accomplish this, TLC Vision will focus on:

         o commitment to a co-management model which allows optometrists to provide the best clinical outcomes for their patients while retaining them in their practice;

         o continuing clinical education to ophthalmologists and optometrists;

         o        quality patient outcomes assistance;

         o practice development education and tools focused on educating the staff of the ophthalmologists and optometrists; and

         o co-operative marketing programs to build awareness for the procedure.

         CONTROLLING COSTS

         TLC Vision has and continues to review its cost structure with a view to significantly increase efficiencies and leverage economics of scale without compromising the delivery of quality services to doctors and their patients. On a day to day operations level, this review seeks to achieve a more comprehensive approach to reduce corporate and centers costs, capture the potential cost synergies provided by the merger with LaserVision and make refinements in its operating models

DESCRIPTION OF BRANDED TLC VISION LASER EYE CENTERS

         The Company currently owns and manages 62 TLC Vision branded laser eye centers in the United States and six centers in Canada. Each TLC Vision branded laser eye center has a minimum of one excimer laser with many of the centers having two or more lasers. The majority of the Company's excimer lasers are manufactured by either VISX Incorporated ("VISX"), Alcon, or Bausch & Lomb.

         A typical TLC Vision branded laser eye center has between 3,000 and 5,000 square feet of space and is located in an office building. Although the legal and payment structures can vary from state to state depending upon local law and market conditions, the Company generally receives revenues in the form of management and facility fees paid by doctors who use the TLC Vision branded laser eye center to perform laser vision correction procedures and administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Most TLC Vision branded laser eye centers have a clinical director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated eye care doctors. Most centers also have a business manager, a receptionist, ophthalmic technicians and patient consultants. The number of staff depends on the activity level of the center. One senior staff person, who is designated as the executive director of the center, assists in preparation of the annual business plan and supervises the day-to-day operations of the center. See "Item 2 - Properties" for a list of branded TLC Vision laser eye centers.

         TLC Vision has developed proprietary management and administrative software and systems that are designed to permit eye care centers to provide high levels of patient care. The software permits any TLC Vision branded laser eye center to provide a potential candidate with current information on affiliated doctors throughout North America, to direct a candidate to the closest TLC Vision branded laser eye center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and surgical outcome reporting and analysis. The software has been installed in all of the Company's TLC Vision branded laser eye centers. TLC Vision has also introduced a new on-line consumer consultation site on TLC Vision's website (www.tlcvision.com). This consumer consultation site allows consumers to book their consultation with the Company online. TLC Vision also maintains a call center (1-800-CALL TLC VISION) which is staffed seven days a week.

         PRICING

         At TLC Vision branded laser eye centers in the United States, patients are typically charged approximately $1,800 per eye for LASIK. At TLC Vision branded laser eye centers in Canada, patients are typically charged approximately C$1,700 per eye for LASIK. Patients are also charged an average of $400 for pre- and post-operative care by their primary care eye doctor, though the total procedure costs to the patients are often included in a single invoice. See "Item 1 - Business - Risk Factors - Procedure Fees". Although competitors in certain markets continue to charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and that a TLC Vision branded laser eye center's competitiveness is enhanced by its relationships with affiliated doctors. See "Item 1 - Business - Risk Factors - Competition".

         The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. However, the Company believes it has positioned itself well in the private insurance and employer market through its Corporate Advantage program which is now available to more than 80 million individuals.

         CO-MANAGEMENT MODEL

         The Company has developed and implemented a co-management model under which it not only establishes, manages and operates TLC Vision branded laser eye care centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local TLC Vision branded laser eye care center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum of six follow-up visits. The co-management model permits the eye care center surgeon to focus on providing laser vision correction surgery while the primary care doctor provides pre- and post-operative care. In addition, each TLC Vision branded laser eye care center has an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Item 1 - Business - Government Regulation - Regulation of Optometrists and Ophthalmologists."

         TLC Vision believes that its strong relationships with its affiliated eye care doctors, though non-exclusive, represent an important competitive advantage for the TLC Vision branded laser eye care centers.

         The Company believes that primary care doctors' relationships with TLC Vision and the doctors' acceptance of laser vision correction enhances the doctors' practices. The affiliated eye doctors (usually optometrists) charge fees to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum of six follow-up visits. The primary care doctor's potential revenue loss from sales of contact lenses and eyeglasses may be offset by professional fees earned from both laser vision correction pre- and post-operative care and examinations required under the Company's "Lifetime Commitment" program.

         MARKETING PROGRAMS

         The Company's "Lifetime Commitment" program, established in 1997 and offered through a TLC Vision branded laser eye center, entitles patients within a certain range of vision correction to have certain enhancement procedures at no cost at any time during their lifetime for further correction, if necessary. To remain eligible for the program, patients are required to have an annual eye exam, at the patient's expense, with a TLC Vision affiliated doctor. The purpose of the program is to respond to a patient's concern that their sight might regress over time, requiring an enhancement procedure. In addition, the program responds to the doctors' concern that patients may not return for their annual eye examination once their eyes are treated. The Company believes that this program has been well-received by both patients and doctors.

         The Company also seeks to increase its procedure volume and its market penetration through other innovative marketing programs for the TLC Vision branded laser eye care centers, particularly in developing stronger relationships with optometrists.

         TLC Vision has also developed marketing programs directed primarily at large employers and third party providers to provide laser vision correction to their employees and participants through a TLC Vision branded laser eye center. Participating employers may partially subsidize the cost of an employee's laser vision correction at a TLC Vision branded laser eye care center and the procedure may be provided at a discounted price. The Company has more than 1,500 participating employers. In addition, more than 80 million individuals qualify for the program through arrangements between TLC Vision and third party providers. See "Item 1 - Business - Risk Factors - Inability to Execute Strategy; Management of Growth."

         SALES AND MARKETING

         While TLC Vision believes that many myopic and hyperopic people are potential candidates for laser vision correction, these procedures must compete with corrective eyewear and surgical and non-surgical treatments for myopia and hyperopia. The decision to have laser vision correction largely represents a choice dictated by an individual's desire to reduce or eliminate their reliance on eyeglasses or contact lenses.

         The Company markets to both doctors and the public. A large part of the Company's marketing resources is devoted to joint marketing programs with affiliated doctors. The Company provides doctors with brochures, videos, posters and other materials which help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public may receive support from the Company in the development of marketing programs.

         The Company believes that the most effective way to market to doctors is to be perceived as a leader in the eye care industry. To this end, the Company strives to be affiliated with clinical leaders, educate doctors on laser vision and refractive correction and remain current with new procedures and techniques. See "Item 1 - Business - Ancillary Businesses and Support Programs." The Company also promotes its services to doctors in Canada and the United States through conferences, advertisements in journals, direct marketing, its Web sites and newsletters.

         The Company believes that as market acceptance for laser vision correction continues to increase, competition among surgical providers will continue to grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely price.

         OWNERSHIP OF BRANDED EYE CARE CENTERS

         The Company's TLC Vision branded laser eye centers are typically owned and operated by subsidiaries of the Company. The Company has no ownership interest in the doctors' practices or professional corporations that TLC Vision manages on behalf of doctors or that have access to a TLC Vision branded laser eye center to perform laser vision correction services.

         SURGEON CONTRACTS

         In each market where the Company operates a branded laser eye center, the Company has formed a network of eye care doctors (mostly optometrists) who perform the pre-operative and post-operative care for patients who have had laser vision correction. Those doctors then "co-manage" their patients with affiliated surgeons in that the surgeon performs the laser vision correction procedure itself, while the optometrist performs the pre-operative screening and post-operative care. In most states, co-management doctors have the option of charging the patient directly for their services or having the Company collect the fees on their behalf.

         Most surgeons performing laser vision correction procedures through a TLC Vision branded laser eye center owned, managed or operated by the Company do so under one of three types of standard agreements (which have been modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other eye care center within a specified area. However, although certain affiliated surgeons performing laser vision correction at the Company's TLC Vision branded laser eye centers have agreed to certain restrictions on competing with, or soliciting patients or employees associated with, the Company, there can be no assurance that such agreements will be enforceable. See "Risk Factors - Dependence on Affiliated Doctors".

         Surgeons must meet the credentialing requirements of the state or province in which they practice and must receive training approved by the manufacturer of the laser on which they perform procedures. Surgeons are responsible for maintaining appropriate malpractice insurance and most agree to indemnify the Company and its affiliates for any losses incurred as a result of the surgeon's negligence or malpractice. See "Item 1 - Business - Risk Factors - Potential Liability and Insurance".

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

DESCRIPTION OF SECONDARY CARE CENTERS

         The Company has an investment in two secondary care entities in the United States. See "Item 2 - Properties" for a list of TLC Vision secondary care centers. A secondary care center is equipped for doctors to provide advanced levels of eye care, which may include eye surgery for the treatment of disorders such as glaucoma, cataracts and retinal disorders. Generally, a secondary care center does not provide primary eye care, such as eye examinations, or dispense eyewear or contact lenses. Sources of revenue for secondary care centers are direct payments by patients as well as reimbursement or payment by third party payors, including Medicare and Medicaid.

DESCRIPTION OF LASER ACCESS BUSINESS

         OVERVIEW

         LaserVision, TLC Vision's wholly owned subsidiary, provides access to excimer lasers, microkeratomes, other equipment and value-added support services such as training, technical support and equipment maintenance to eye surgeons for the treatment of nearsightedness, farsightedness, astigmatism and cataracts primarily in the United States. LaserVision's delivery system utilizes both mobile equipment, which is routinely moved from site to site in response to market demand, and fixed site locations. LaserVision believes that its flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that it can serve, and allows it to effectively respond to changing market demands. LaserVision also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates, and marketing advice, clinical advisory service, patient financing, partnership opportunities and practice satelliting. As of July 31, 2002 LaserVision was utilizing approximately 111 excimer lasers and 241 microkeratomes in connection with its laser access businesses.

         Eye surgeons pay LaserVision a fee for each procedure the surgeon performs using LaserVision's equipment and services. LaserVision typically provides each piece of equipment to many different eye surgeons, which allows LaserVision to more efficiently use the equipment and offer it at an affordable price. LaserVision refers to its practice of providing equipment to multiple eye surgeons as shared access.

         LaserVision's shared access and flexible delivery system benefits eye surgeons in a variety of ways, including the ability to:

         o    avoid a large capital investment;

         o eliminate the risks associated with buying high-technology equipment that may rapidly become obsolete;

         o obtain technical support provided by LaserVision's laser engineers and microkeratome technicians;

         o use the equipment without responsibility of maintenance or repair;

         o cost-effectively serve small to medium-sized markets and remote locations; and

         o    serve satellite locations even in large markets.

         FLEXIBLE DELIVERY SYSTEM

         LaserVision seeks to maximize the number of locations, eyes surgeons and patients which can utilize its access and related services and respond quickly to changing market demand by utilizing a flexible delivery system that features both mobile and fixed site locations.

         Mobile Access System. LaserVision's mobile access systems are typically used by eye surgeons who perform fewer than 30 procedures per month or are in markets where they are able to offer consolidated surgery days to patients. A certified technician accompanies each excimer laser from location to location. If an eye surgeon uses LaserVision's microkeratomes, LaserVision generally supplies one microkeratome, one accessory kit and a second LaserVision employee, who is certified by the microkeratome manufacturer and acts as a surgical technician.

         Mobile laser equipment is provided by means of a proprietary "Roll-On/Roll-Off" laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set-up time at each destination. As of July 31, 2002, LaserVision had 39 Roll-On/Roll-Off systems in operation, all but two of which were located in the U.S.

         Fixed Site Locations. LaserVision's fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of July 31, 2002, LaserVision had approximately 70 U.S. fixed sites and one European fixed sites. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by any qualified eye surgeon.

         VALUE-ADDED SERVICES

         LaserVision provides eye surgeons value-added support services that distinguish us from our competitors, enhance our ability to compete for business and enable us to grow with our customers by offering them various service and support arrangements. The following value-added services help our eye surgeon customers to expand their practices thereby increasing the use of LaserVision's equipment and services:

         o Technical Support and Equipment Maintenance. As of July 31, 2002 LaserVision employed 46 certified laser engineers and 32 microkeratome technicians. The laser engineers perform most required laser maintenance and help ensure rapid response to most laser repair or maintenance needs.

         o Staff Training and Development. Through both field and corporate based practice development support, LaserVision provides its eye surgeon customers with a comprehensive menu of options to enhance patient education, staff knowledge, and patient recruitment. Start up services include our centralized "Right Start" seminars and kits, refractive coordinator training programs and access to our patient financing program. These centralized training programs and field based support provide eye surgeon staff an opportunity to learn best practices with respect to patient conversion, patient flow, and marketing programs. Extended services, such as corporate programs, database management, and networking techniques, enable eye surgeon customers to experience continued growth in their practice.

         o Building Relationships. LaserVision works to form relationships between eye surgeons and optometrists. These optometric networks are valuable in referring patients to eye surgeons who use LaserVision's equipment and services. LaserVision helps to form these referral networks by training optometrists, who are then able to provide pre-operative screenings as well as post-surgical follow-up to their patients. LaserVision also provides eye surgeon customers with marketing advice designed to foster these referrals and generate new patients.

         o Clinical Advisory Service. TLC Vision maintains a Clinical Advisory Group which conducts regular conference calls with TLC Vision's eye surgeon customers. These conference calls are chaired by our clinical advisors, who are eye surgeons and optometrists with extensive clinical experience. In addition, TLC Vision conducts clinical advisory meetings at major industry conferences each year. TLC Vision's clinical advisors also make themselves available to consult with eye surgeon customers outside of regularly scheduled conference calls and meetings.

         o Practice Satelliting. LaserVision assists eye surgeons with high-volume practices who desire to serve smaller markets through satellite surgical locations. This program allows eye surgeon customers to leverage their time performing eye surgery.

         SALES AND MARKETING

         LaserVision's business development personnel develop sales leads which come from sources such as customer contact through trade shows and professional organizations. After identifying a prospective eye surgeon customer, the regional manager guides the eye surgeon through the contract process. Once an eye surgeon is prepared to initiate surgeries using our services and equipment, LaserVision's operations department and business development personnel assume primary responsibility for the ongoing relationship.

         MOBILE AND FIXED ACCESS AGREEMENTS

         Under LaserVision's standard refractive mobile access agreements with physicians, LaserVision provides some or all of the following: laser and microkeratome equipment, certain related supplies for the equipment (such as laser gases and per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades. In addition, LaserVision may provide practice development, marketing assistance, coordination of surgeon training, and other support services. This access is provided on agreed upon dates at either the surgeons' offices or a third party's facility. In return, the surgeons pay a per procedure fee for LaserVision's services and generally agree to exclusively use LaserVision's equipment for refractive surgery. LaserVision does not provide medical services to the patients or any administrative services to the access customers.

         Under LaserVision's standard refractive fixed access agreements with physicians, LaserVision generally provides the following: a fixed based laser and microkeratome equipment, certain related supplies for the equipment (such as laser gases and per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to exclusively use LaserVision's equipment for refractive surgery. LaserVision does not provide a laser operator, microkeratome technician, medical services to the patients or any administrative services to the access customers.

         Under LaserVision's joint venture arrangements, LaserVision directly or indirectly provides either mobile or fixed based laser access and the following: microkeratome equipment, certain related supplies for the equipment (such as laser gases and per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades, the laser facility, management services which includes administrative services such as billing and collections, staffing for the refractive practice, practice development, marketing assistance and funds, and other support services. LaserVision receives an access fee and management services fees in addition to being reimbursed for the direct costs paid by LaserVision for the laser facility operations. In return, the surgeons generally agree to exclusively use LaserVision's equipment for refractive surgery and/or not to compete with the LaserVision within a certain area. Neither LaserVision nor the joint ventures provide medical services to the patients.

DESCRIPTION OF CATARACT BUSINESS

         Through its Midwest Surgical Services, Inc division ("MSS"), LaserVision provides mobile and fixed site cataract equipment and related services in 37 states throughout the United States. As of August 1, 2002, MSS employed 45 cataract equipment technicians and operated 45 mobile cataract systems. A MSS certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery.

         Cataract patients, a majority of which are elderly, prefer to receive treatment near their homes. MSS focuses on developing relationships between local hospitals, referring optometrists and eye surgeons in small to medium-sized markets where MSS's shared-access approach and mobile systems make it economically feasible for optometrists and surgeons to provide cataract surgical services which are "close to home."

         The MSS sales staff for our cataract division focuses on identifying small to medium sized markets which usually do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, MSS' sales staff will contact the local hospital and local optometrists to develop interest in "close to home" cataract surgery services. When there is sufficient interest, the sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, MSS seeks to increase demand for our mobile cataract services and increase convenience for cataract patients.

DESCRIPTION OF AMBULATORY SURGICAL CENTER BUSINESS

         As a natural extension of its existing eye care businesses, TLC Vision has organized OR Partners, Inc. as a wholly owned subsidiary to develop, acquire and manage single specialty ophthalmology ambulatory surgery centers ("ASCs") in partnership with ophthalmic surgeons. As of August 1, 2002, TLC Vision operated one ASC and anticipates that an additional 10 ASCs will be opened during calendar 2003.

         ASCs provide outpatient eye surgery services to the partner surgeons and other non-affiliated surgeons in a less institutional and more efficient, productive and cost efficient setting than traditional surgical hospitals. The two primary procedures performed in the ASCs are cataract extraction with IOL implantation and YAG capsulotomies. However, the ASCs will have the capability to accommodate additional ophthalmic surgical procedures such as occuloplastic, cornea, glaucoma and retina

         OR Partners focus is seeking partnerships with eye surgeons who are already performing a sufficient number of cataract surgeries to support the ASCs. In a typical ASC partnership, OR Partners and the surgeon partners contribute enough capital to cover the start up costs and initial operations. The partnership formed is jointly owned by OR Partners and the surgeons, with OR Partners owning an equity interest and receiving a management fee for assuming overall administrative management of the facility. As manager, OR Partners manages the clinical services, marketing, administration, business operations and staffing, licensing and certification, facility accreditation and financing reporting of the ASC, which allows surgeon partners to focus on providing high levels of quality patient care.

         In addition to OR Partners, Aspen Healthcare Inc. ("Aspen"), a subsidiary of TLC Vision, is a health care consulting, development and management firm specializing in ambulatory surgery center joint-venture development and management. Aspen offers experienced management services to both surgery centers and hospitals. Aspen also consults, plans, designs, develops, implements and operates ambulatory surgery centers nationwide. The Company is party to an agreement to sell 100% of Aspen in September 2002. See Note 23 to the consolidated financial statements, Subsequent Events.



ANCILLARY BUSINESSES AND SUPPORT PROGRAMS

         TLC Vision has made investments in other businesses with the primary objective of diversification with other vision care businesses and the secondary objective of capitalizing on its management and marketing skills and relationships with eye care providers.

         OTHER BUSINESSES

         Vision Source is a majority owned subsidiary that provides marketing, management and buying power to independently owned and operated optometric practices in the United States. This business supports the development of independent practices and complements the Company's co-management model.

         The Company continues to work to maximize its return on investments in non-core businesses and focuses on ensuring that non-core businesses are self-sustaining.

         SUPPORT PROGRAMS

         CLINICAL ADVISORY GROUP

         The Company's Clinical Advisory Group is comprised of refractive surgeons and optometrists selected based upon clinical experience and previous involvement with TLC Vision. The Clinical Advisory Group acts as both a clinical and business resource to the Company by providing an eye care professional's perspective on market competition, proposed policies and operational strategies. Additionally, the Clinical Advisory Group also acts as a resource to the Company's employees and affiliated doctors. The Clinical Advisory Group has scheduled meetings throughout the year and meets as necessary to consider clinical issues as they arise.

        EMERGING TECHNOLOGIES

         The Company considers itself a leader in the provision of vision correction technology. The Company's medical directors continually evaluate new vision correction technologies and procedures to seek to ensure that affiliated doctors have access to state of the art technology to provide the highest level of care. TLC Vision's branded eye care centers in Ontario are state of the art facilities that are used to examine and evaluate new technologies for TLC Vision. The Company's Clinical Advisory Group monitors emerging technologies and procedures being developed by third party equipment and device manufacturers to address whether these technologies may complement or improve our service offerings.

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

         The Company provides educational programs to doctors in all aspects of clinical study, including programs in conjunction with several of the major optometry schools in the United States. In addition, the Company has an education and training relationship with the University of Waterloo, the only English language optometry school in Canada.

         WEBSITE

         TLC Vision has linked its branded eye care centers, network doctors and potential patients through its website www.tlcvision.com which provides a directory of TLC Vision affiliated eye care providers and contains questions and answers about laser vision correction. TLC Vision's website also contains various other useful information for shareholders and investors.

EQUIPMENT AND CAPITAL FINANCING

         The Company utilizes the VISX, Alcon, and Bausch & Lomb excimer lasers. See "Industry Background - Laser Vision Correction".

         Although there can be no assurance, the Company believes that based on the number of existing manufacturers, the current inventory levels of those manufacturers and the number of suitable, previously owned and, in the case of United States centers, FDA approved lasers available for sale in the market, the supply of excimer lasers is more than adequate for the Company's future operations.

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

         MARKET FOR LASER VISION CORRECTION

         Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market will grow. Laser vision correction providers are divided into three major segments: corporate owned centers; independent surgeon owned centers; and institution owned centers. According to Market Scope, as of June 30, 2001, independent surgeon owned centers accounted for the largest percentage of total procedure volume in the industry with a 54.6% market share. Corporate owned centers accounted for 31.5% of total procedures performed. The remaining 13.9% of laser vision correction procedures were performed at institution owned centers, such as hospitals or universities.

         Although some competitors continue to charge less for laser vision correction than the Company's branded eye care center and its affiliated doctors, the Company believes that the important factors affecting competition in the laser vision correction market are quality of service, surgeon skill and reputation, and price and that competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.

         During the past several years, the laser vision correction industry was thrown into turmoil by a number of providers who employed dramatically reduced pricing in an effort to gain market share. TLC Vision refused to participate in the price war and maintained its premium pricing model with superior quality of care and outcomes. In April 2001, LasikVision Corporation and Lasik Vision Canada Inc., subsidiaries of ICON Laser Eye Centers, Inc., made assignments in bankruptcy, in June, 2001 ICON Laser Eye Centers, Inc. was placed in receivership and Vision America also declared bankruptcy during fiscal 2002. The Company believes that these filings, together with related media reports, had a negative impact on procedure volumes by generating a great deal of short-term concern and confusion amongst prospective patients. A series of negative news stories focusing on patients with unfavourable outcomes from procedures performed at competing centers further adversely affected procedure volumes. In addition, being an elective procedure, laser eye surgery volumes may have been further depressed by economic conditions in 2001 and 2002.

         TLC Vision competes in fragmented geographic markets. The Company's principal corporate competitors include LCA-Vision Inc. and Lasik Vision Institute, Inc. On May 15, 2002, the Company completed its merger with LaserVision. See "Item 1 - Business - Overview".


GOVERNMENT REGULATION

         EXCIMER LASER REGULATION

         UNITED STATES

         Medical devices, such as the excimer lasers used in the Company's United States centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial use in the United States until the FDA grants pre-market approval ("PMA") for the device. To obtain a PMA for a medical device, excimer laser manufacturers must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a PMA. See "Item 1 - Business - Industry Background - Laser Vision Correction".

         The FDA is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLC Vision eye care centers, may perform the LASIK procedure, using lasers with a PMA for PRK only (off-label use) in an exercise of professional judgement in connection with the practice of medicine.

         The use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those affiliated with the Company's branded eye care centers, widely perform bilateral treatment in an exercise of professional judgement in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future.

         Any excimer laser manufacturer which obtains PMA approval for use of its excimer lasers will continue to be subject to regulation by the FDA. Although the FDA does not specifically regulate surgeons' use of excimer lasers, the FDA actively enforces regulations prohibiting marketing of products for non-approved uses and conducts periodic inspections of manufacturers to determine compliance with Quality System Regulations.

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

         REGULATION OF OPTOMETRISTS AND OPHTHALMOLOGISTS

         UNITED STATES

         The health care industry in the United States is highly regulated. The Company and its operations are subject to extensive federal, state and local laws, rules and regulations, including those prohibiting corporations from practicing medicine and optometry, prohibiting unlawful rebates and division of fees, anti-kickback laws, fee-splitting laws, self-referral laws, laws limiting the manner in which prospective patients may be solicited, and professional licensing rules. Approximately 42 states in which the Company currently does business limit or prohibit corporations from practicing medicine and employing or engaging physicians to practice medicine.

         The Company has reviewed these laws and regulations with its health care counsel and, although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, the Company expects that doctors affiliated with TLC Vision will comply with such laws in all material respects, although it cannot assure such compliance by doctors.

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

         Doctors affiliated with the Company's ambulatory surgery company, OR Partners, Inc., the Company's mobile cataract services business, MSS, or the Company's secondary care centers provide services that are reimbursable under Medicare and Medicaid. Further, ophthalmologists and optometrists co-manage Medicare and Medicaid patients who receive services at the Company's secondary care centers. The co-management model is based, in part, upon the referral by an optometrist for surgical services performed by an ophthalmologist and the provision of pre- and post-operative services by the referring optometrist. The Office of the Inspector General for the Department of Health and Human Services, the government agency responsible for enforcing the anti-kickback statute, has stated publicly that to the extent there is an agreement between optometrists and ophthalmologists to refer back to each other, such an agreement could constitute a violation of the anti-kickback statute. The Company believes, however, that its co-management program does not violate the anti-kickback statute, as patients are given the choice whether to return to the referring optometrist or to stay with the ophthalmologist for post-operative care. Nevertheless, there can be no guarantee that the Office of the Inspector General will agree with the Company's analysis of the law. If the Company's co-management program were challenged as violating the anti-kickback statute and the Company were not successful in defending against such a challenge, then the result may be civil or criminal fines and penalties, including exclusion of the Company, the ophthalmologists, and the optometrists from the Medicare and Medicaid programs, or the requirement that the Company revise the structure of its co-management program or curtail its activities, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

         The provision of services covered by the Medicare and Medicaid programs in the Company's ambulatory surgery business, mobile cataract business and secondary care centers also triggers potential application of the Stark Law. The co-management model could establish a financial relationship, as defined in the Stark Law, between the ophthalmologist and the optometrist. Similarly, to the extent that the Company provides any designated health services, as defined in the statute, the Stark Law could be triggered as a result of any of the several financial relationships between the Company and ophthalmologists. Based on its current interpretation of the Stark Law as set forth in the final rule published in 2000, the Company believes that the referrals from ophthalmologists and optometrists either will be for services which are not designated health care services as defined in the statute or will be covered by an exception to the Stark Law. There can be no assurance, however, that the government will agree with the Company's position or that there will not be changes in the government's interpretation of the Stark Law. In such case, the Company may be subject to civil penalties as well as administrative exclusion and would likely be required to revise the structure of its legal arrangements or curtail its activities, any of which could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

         Many states prohibit a physician from sharing or "splitting" fees with persons or entities not authorized to practice medicine. The Company's co-management model for refractive procedures presumes that a patient will make a single global payment to the laser center, which is a management entity acting on behalf of the ophthalmologist and optometrist to collect fees on their behalf. In turn, the ophthalmologist and optometrist pay facility and management fees to the laser center out of their patient fees collected. While the Company believes that these arrangements do not violate any of the prohibitions in any material respects, there can be no assurance that one or more states will not interpret this structure as violating the state fee-splitting prohibition, thereby requiring the Company to change its procedures in connection with billing and collecting for services. Violation of state fee-splitting prohibitions may subject the ophthalmologists and optometrists to sanctions, and may result in the Company incurring legal fees, as well as being subjected to fines or other costs, and this could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         CANADA

         Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company. Certain of the Company's eye care centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. The Company expects that ophthalmologists and optometrists affiliated with TLCVision will comply with the applicable regulations, although it cannot assure such compliance by doctors.

         The laws of certain Canadian provinces prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities (such as the Company) from practicing medicine or optometry and, in certain circumstances, from employing physicians or optometrists directly. The Company believes that its operations comply with such laws in all material respects, and expects that doctors affiliated with TLC Vision centers will comply with such laws, although it cannot assure such compliance by doctors.

         Optometrists and ophthalmologists are subject to varying degrees and types of provincial regulation governing professional misconduct, including restrictions relating to advertising, and in the case of optometrists, a prohibition against exceeding the lawful scope of practice. In Canada, laser vision correction is not within the permitted scope of practice of optometrists. Accordingly, TLC Vision does not allow optometrists to perform the procedure at TLC Vision centers in Canada.

         FACILITY LICENSURE AND CERTIFICATE OF NEED

         The Company believes that it has all licenses necessary to operate its business. The Company may be required to obtain licenses from the state Departments of Health, or a division thereof in the various states in which it opens eye care centers. While there can be no assurance that the Company will be able to obtain facility licenses in all states which may require facility licensure, the Company has no reason to believe that in such states, it will not be able to obtain such a license without unreasonable expense or delay.

         Some states require the permission of the State Department of Health or a division thereof, such as a Health Planning Commission, in the form of a Certificate of Need ("CON") prior to the construction or modification of an ambulatory care facility, such as a laser center, or the purchase of certain medical equipment in excess of an amount set by the state. While there can be no assurance that the Company will be able to acquire a CON in all states where a CON is required, the Company believes that in those states that require a CON, it will be able to do so.

         The Company is not aware of any Canadian health regulations which impose facility licensing requirements on the operation of eye care centers.

         RISK OF NON-COMPLIANCE

         Many of these laws and regulations governing the health care industry are ambiguous in nature and have not been definitively interpreted by courts and regulatory authorities. Moreover, state and local laws vary from jurisdiction to jurisdiction. Accordingly, the Company may not always be able to predict clearly how such laws and regulations will be interpreted or applied by courts and regulatory authorities and some of the Company's activities could be challenged. In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. Numerous legislative proposals have been introduced in Congress and in various state legislatures over the past several years that would, if enacted, effect major reforms of the U.S. health care system. The Company cannot predict whether any of these proposals will be adopted and, if adopted, what impact such legislation would have on the Company's business. The Company has reviewed existing laws and regulations with its health care counsel and, although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, TLC Vision expects that affiliated doctors will comply with such laws in all material respects, although it cannot assure such compliance by doctors. The Company could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail certain of its business activities, reducing the potential profit to the Company of some of its legal arrangements, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

         The names "TLC The Laser Center" and slogan "See the Best" are registered United States service marks of TLC Vision and registered trademarks in Canada. TLC Vision has registered "TLC Laser Eye Centers" with the TLC Vision eye design as a trademark in the United States and Canada. "Laser Vision," "Laser Vision Centers and Design," Laser Vision Centers," "LVC," and "LVCI," are registered trademarks in the United States utilized by LaserVision. LaserVision has secured a patent for certain aspects of its Roll-On/Roll-Off system. In addition, TLC Vision owns a patent in the United States on the treatment of a potential side effect of laser vision correction generally known as "central islands." The patent expires in May 2014. The Company's service marks, patents and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. One or all of the registrations of the service marks may be challenged, invalidated or circumvented in the future.

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

EMPLOYEES

         As of July 31, 2002, the Company had approximately 950 employees. The Company, through its subsidiaries contracts with approximately 84 optometrists to furnish non-clinical services, including management and administrative functions and, in some states, clinical services. Additionally, the Company, through its subsidiaries contracts with approximately 6 ophthalmologists to furnish non-clinical services, consistent with those of a medical director, and in some states clinical services. The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors - Dependence on Key Personnel".

RISK FACTORS

LOSSES FROM OPERATIONS; UNCERTAINTY OF FUTURE PROFITABILITY

         TLC Vision reported net losses of $161.9 million, $37.8 million, and $5.9 for fiscal 2002, 2001 and 2000, respectively. As of May 31, 2002, TLC Vision reported an accumulated deficit of $242.0 million. TLC Vision may not become profitable and if it does become profitable, its profitability may vary significantly from quarter to quarter. TLC Vision's profitability will depend on a number of factors, including:

         o the Company's ability to increase demand for its services and control costs;

         o the Company's ability to execute its strategy and effectively integrate acquired businesses and assets;

         o the Company's ability to obtain adequate insurance against malpractice claims;

         o economic conditions in the Company's markets, including the availability of discretionary income;

         o concerns about the safety and effectiveness of laser vision correction;

         o    competitive factors;

         o    regulatory developments;

         o the Company's ability to achieve expected cost savings and synergies; and

         o    the Company's ability to retain and attract qualified personnel.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

CHANGES IN GENERAL ECONOMIC CONDITIONS MAY CAUSE FLUCTUATIONS IN TLC VISION'S REVENUES AND PROFITABILITY.

         The cost of laser vision correction procedures is typically not reimbursed by health care insurance companies or other third party payors. Accordingly, the operating results of TLC Vision may vary based upon the impact of changes in economic conditions on the disposable income of consumers interested in laser vision correction. A significant decrease in consumer disposable income in a weakening economy may result in decreased procedure levels and revenues for TLC Vision. For example, the recent downturn in the North American economy has contributed to a 27% decline in the number of paid procedures at TLC Vision's branded centers and a 22.6% decline in total revenues for fiscal 2002 compared to fiscal 2001. In addition, weakening economic conditions may result in an increase in the number of TLC Vision's customers which experience financial distress or declare bankruptcy, that may negatively impact TLC Vision's accounts receivable collection experience.


THE MARKET FOR LASER VISION CORRECTION IS INTENSELY COMPETITIVE AND COMPETITION MAY INCREASE.

         Some of the Company's competitors or companies that may choose to enter the industry in the future, including laser manufacturers themselves, may have substantially greater financial, technical, managerial, marketing and/or other resources and experience than the Company and may compete more effectively than TLC Vision. TLC Vision competes with hospitals, individual ophthalmologists, other corporate laser centers and manufacturers of excimer laser equipment in offering laser vision correction services and access to excimer lasers. TLC Vision's principal corporate competitors will include LCA-Vision Inc. and Lasik Vision Institute, Inc.

         Competition in the market for laser vision correction could increase as excimer laser surgery becomes more commonplace and the number of ophthalmologists performing the procedure increases. In addition, competition would increase if state laws were amended to permit optometrists, in addition to ophthalmologists, to perform laser vision correction. TLC Vision will compete on the basis of quality of service, surgeon skill and reputation, and price. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. In recent years, competitors have offered laser vision correction at prices considerably lower than TLC Vision's prices. The laser vision correction industry has been significantly affected by reductions in the price for laser vision correction, including the failure of many businesses that provided laser vision correction. Market conditions may compel TLC Vision to lower prices to remain competitive and any reduction in its prices may not be offset by an increase in its procedure volume or decreases in its costs. A decrease in either the fees or procedures performed at TLC Vision's eye care centers or in the number of procedures performed at its centers could cause TLC Vision's revenues to decline and its business and financial condition to weaken.

         Laser vision correction competes with other surgical and non-surgical means of correcting refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and other technologies currently under development, such as intraocular lenses and surgery with different types of lasers. TLC Vision's management, operations and marketing plans may not be successful in meeting this competition. Optometry chains and other suppliers of eyeglasses and contact lenses may have substantially greater financial, technical, managerial, marketing and other resources and experience than the Company and may promote alternatives to laser vision correction or purchase laser systems and offer laser vision correction to their customers.

         If the price of excimer laser systems decreases, additional competition could develop. The price for excimer laser systems could decrease for a number of reasons, including technological innovation and increased competition among laser manufacturers. Further reductions in the price of excimer lasers could reduce demand for TLC Vision's laser access services by making it economically more attractive for eye surgeons to buy excimer lasers rather than utilize TLC Vision's services.

         Although doctors performing laser vision correction at TLC Vision's eye care centers and significant employees of TLC Vision have agreed to restrictions on competing with TLC Vision, or soliciting patients or employees associated with their facilities, these non-competition agreements may not be enforceable.

THE MARKET ACCEPTANCE OF LASER VISION CORRECTION IS UNCERTAIN.

         TLC Vision believes that the profitability and growth of TLC Vision will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. TLC Vision may have difficulty generating revenue and growing its business if laser vision correction does not become more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive vision disorders. Laser vision correction may not become more widely accepted due to a number of factors, including:

         o its cost, particularly since laser vision correction typically is not covered by government or private insurers;

         o    general resistance to surgery;

         o effective and less expensive alternative methods of correcting refractive vision disorders are widely available;

         o    the lack of long-term follow-up data;

         o    the possibility of unknown side effects; and

         o reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction.

CONCERNS ABOUT POTENTIAL SIDE EFFECTS AND LONG-TERM RESULTS OF LASER VISION CORRECTION MAY NEGATIVELY IMPACT MARKET ACCEPTANCE OF LASER VISION CORRECTION AND PREVENT TLC VISION FROM GROWING ITS BUSINESS.

         Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Any complications or side effects of laser vision correction may call into question the safety and effectiveness of laser vision correction, which in turn may damage the likelihood of market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to product liability, malpractice or other claims against TLC Vision. Also, complications or side effects could jeopardize the approval by the U.S. Food and Drug Administration of the excimer laser for sale for laser vision correction. Although results of a study showed that the majority of patients experienced no serious side effects six years after laser vision correction using the Photorefractive Keratectomy procedure, known as PRK, complications may be identified in further long-term follow-up studies of PRK or Laser In-Situ Keratomileusis, known as LASIK, the procedure more often performed in recent years.

         There is no independent industry source for data on side effects or complications from laser vision correction. In addition, TLC Vision does not track side effects. Some of the possible side effects of laser vision correction are:

         o    foreign body sensation,

         o    pain or discomfort,

         o    sensitivity to bright lights,

         o    blurred vision,

         o    dryness or tearing,

         o    fluctuation in vision,

         o    night glare,

         o    poor or reduced visual quality,

         o    overcorrection or undercorrection,

         o    regression, and

         o    corneal flap or corneal healing complications.

TLC Vision believes that the percentage of patients who experience serious side effects as a result of laser vision correction at its centers is likely less than one percent. However, there is no study to support this belief. In addition, rates of complications in the industry may be higher than those experienced by TLC Vision.

         Laser vision correction may also involve the removal of "Bowman's membrane," an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. Although several studies have demonstrated no significant adverse reactions to excimer laser removal of Bowman's membrane, the effect of the removal of Bowman's membrane on patients is unclear.

TLC VISION MAY BE UNABLE TO ENTER INTO OR MAINTAIN AGREEMENTS WITH DOCTORS OR OTHER HEALTH CARE PROVIDERS ON SATISFACTORY TERMS.

         TLC Vision will have difficulty generating revenue if it is unable to enter into or maintain agreements with doctors or other health care providers on satisfactory terms. Most states prohibit TLC Vision, from practicing medicine, employing doctors to practice medicine on TLC Vision's behalf or employing optometrists to render optometric services on TLC Vision's behalf. In most states TLC Vision may only own and manage centers and enter into affiliations with doctors and other health care providers. Also, affiliated doctors have provided a significant source of patients for TLC Vision and are expected to provide a significant source of patients for TLC Vision. Accordingly, the success of TLC Vision's business depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors to render or arrange surgical and other professional services at facilities owned or managed by TLC Vision.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS MAKE FINANCIAL FORECASTING
DIFFICULT.

         TLC Vision may experience future quarterly losses which may exceed prior quarterly losses of TLC Vision and LaserVision on a combined basis. TLC Vision's expense levels will be based, in part, on its expectations as to future revenues. If actual revenue levels are below expectations, TLC Vision's operating results would deteriorate. Historically, the quarterly results of operations of TLC Vision and LaserVision have varied, and future results may continue to fluctuate significantly from quarter to quarter. Accordingly, quarter-to-quarter comparisons of TLC Vision's operating results may not be meaningful and should not be relied upon as indications of its future performance or annual operating results. Quarterly results will depend on numerous factors, including economic conditions in TLC Vision's geographic markets, market acceptance of its services, seasonal factors and other factors described in this Form 10K.

THE MARKET PRICE OF TLC VISION'S COMMON SHARES MAY BE VOLATILE.

         Historically, the market price of TLC Vision's common shares has been very volatile. For example, the market price of TLC Vision's common shares decreased from a high of $53.50 to a low of $1.125 between July 1999 and August 2002. TLC Vision's common shares will likely be volatile in the future due to industry developments and business-specific factors such as:

         o the Company's ability to effectively penetrate the laser vision correction market;

         o    the Company's ability to execute its business strategy;

         o    new technological innovations and products;

         o    changes in government regulations;

         o    adverse regulatory action;

         o public concerns about the safety and effectiveness of laser vision correction;

         o    loss of key management;

         o announcements of extraordinary events such as acquisitions or litigation;

         o    variations in its financial results;

         o    fluctuations in competitors' stock prices;

         o the issuance of new or changed stock market analyst reports and recommendations concerning its common shares or competitors' stock;

         o    changes in earnings estimates by securities analysts;

         o    the Company's ability to meet analysts' projections;

         o    changes in the market for medical services; or

         o    general economic, political and market conditions.

         In addition, in recent years the prices and trading volumes of publicly traded shares, particularly those of companies in health care related markets, have been extremely volatile. This volatility has substantially affected the market prices of many companies' securities for reasons frequently unrelated or disproportionate to their operating performance. Following the terrorist attacks in the United States in September 2001, stock markets have experienced extreme volatility and stock prices have declined, in some cases substantially. Continued volatility may reduce the market price of the common shares of TLC Vision.

TLC VISION MAY BE UNABLE TO EXECUTE ITS BUSINESS STRATEGY.

TLC Vision's business strategy will be to focus on:

         o maximizing revenues through a co-management model and innovative marketing programs;

         o controlling costs without compromising superior quality of care or clinical outcomes; and

         o pursuing additional growth opportunities outside of its laser vision correction business


If TLC Vision does not successfully execute this strategy or if the strategy is not effective, TLC Vision may be unable to maintain or grow its revenues or achieve profitability.


TLC VISION MAY MAKE INVESTMENTS THAT MAY NOT BE PROFITABLE.

         TLC Vision has made investments which are intended to support its core business, such as TLC Vision's investment in LaserSight Inc. These investments have generally been made in companies in the laser vision correction business or that own emerging technologies that TLC Vision believes will support the company's core business. TLC Vision has taken a charge of approximately $26.1 million in the fiscal year ended May 31, 2002 primarily as a result of the decline in the value of its investments, including the investment in LaserSight. TLC Vision may make similar investments in the future, some of which may be material or may become material over time. If TLC Vision is unable to manage these investments, or if these investments are not profitable or do not generate the expected returns, then future operating results may be adversely impacted.

THE GROWTH STRATEGY OF TLC VISION DEPENDS ON ITS ABILITY TO MAKE ACQUISITIONS OR ENTER INTO AFFILIATION ARRANGEMENTS.

         The success of the growth strategy of TLC Vision will be dependent on increasing the number of procedures at its eye care centers, increasing the number of eye care centers through internal development or acquisitions and entering into affiliation arrangements with local eye care professionals in markets not large enough to justify a corporate center.

         The addition of new centers will present challenges to management, including the integration of new operations, technologies and personnel. The addition of new centers also present special risks, including:

         o    unanticipated liabilities and contingencies;

         o    diversion of management attention; and

         o    possible adverse effects on operating results resulting from:

              o    possible future goodwill impairment;

              o    increased interest costs;

              o    the issuance of additional securities; and

              o increased costs resulting from difficulties related to the integration of the acquired businesses.

TLC Vision's ability to achieve growth through acquisitions will depend on a number of factors, including:

              o    the availability of attractive acquisition opportunities;

              o    the availability of capital to complete acquisitions;

              o the availability of working capital to fund the operations of acquired businesses; and

              o the effect of existing and emerging competition on operations.

         TLC Vision may not be able to successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, if at all, or successfully integrate acquired businesses into its operations. TLC Vision's past and possible future acquisitions may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected.

A DECLINE IN TLC VISION'S STOCK PRICE COULD PREVENT IT FROM COMPLETING ACQUISITIONS AND COULD RESULT IN INCREASED DILUTION TO EXISTING SHAREHOLDERS.

         TLC Vision may have substantial future capital requirements, and TLC Vision's ability to obtain additional funding is uncertain.

         TLC Vision will be unable to predict with certainty the timing or the amount of its future capital requirements. Continued operating losses or changes in TLC Vision's operations, expansion plans or capital requirements may consume available cash and other resources more rapidly than TLC Vision anticipates and more funding may be required before TLC Vision becomes profitable. TLC Vision's capital needs depend on many factors, including:

         o the rate and cost of acquisitions of businesses, equipment and other assets;

         o    the rate of opening new centers or expanding existing centers;

         o    market acceptance of laser vision correction; and

         o    actions by competitors.

         TLC Vision may not have adequate resources to finance the growth in its business, and it may not be able to obtain additional capital through subsequent equity or debt financings on terms acceptable to TLC Vision or at all. If TLC Vision does not have adequate resources and cannot obtain additional capital, TLC Vision will not be able to implement its expansion strategy successfully, TLC Vision's growth could be limited and its net income and financial condition could be adversely affected.

TLC VISION MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT AND INTEGRATE NEW OPERATIONS AND FACILITIES.

         The success of TLC Vision depends on its ability to manage its existing operations and facilities and to expand its businesses consistent with the Company's business strategy. In the past, TLC Vision has grown rapidly in the United States. TLC Vision's future growth and expansion will increase its management's responsibilities and demands on operating and financial systems and resources. TLC Vision's business and financial results are dependent upon a number of factors, including its ability to:

         o implement upgraded operations and financial systems, procedures and controls;

         o    hire and train new staff and managerial personnel;

         o adapt or amend TLC Vision's business structure to comply with present or future legal requirements affecting its arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of optometry and medicine and referrals to facilities in which doctors have a financial interest; and

         o obtain regulatory approvals, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors.

         TLC Vision's failure or inability to successfully implement these and other factors may adversely affect the quality and profitability of its business operations.

TLC VISION DEPENDS ON KEY PERSONNEL WHOSE LOSS COULD ADVERSELY AFFECT ITS BUSINESS.

         TLC Vision's success and growth depends in part on the active participation of key medical and management personnel, including Mr. Vamvakas and Mr. Wachtman. TLC Vision maintains key person insurance for each of Mr. Vamvakas, Mr. Wachtman and several key ophthalmologists. Despite having this insurance in place, the loss of any one of these key individuals could adversely affect the quality, profitability and growth prospects of TLC Vision's business operations.

         TLC Vision will have employment or similar agreements with the above individuals and other key personnel. The terms of these agreements will include, in some cases, entitlements to substantial severance payments in the event of termination of employment by either TLC Vision or the employee.

TLC VISION MAY BE SUBJECT TO MALPRACTICE AND OTHER SIMILAR CLAIMS AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE INSURANCE AGAINST THESE CLAIMS.

         The provision of medical services at TLC Vision's centers entails an inherent risk of potential malpractice and other similar claims. Through September 30, 2002, former LaserVision sites have a $25,000 deductible per claim. As of October 1, 2002 all of TLC Vision's professional malpractice insurance will likely have a $250,000 deductible per claim. Patients at TLC Vision's centers execute informed consent statements prior to any procedure performed by doctors at TLC Vision's centers, but these consents may not provide adequate liability protection. Although TLC Vision does not engage in the practice of medicine or have responsibility for compliance with regulatory and other requirements directly applicable to doctors and doctor groups, claims, suits or complaints relating to services provided at TLC Vision's centers may be asserted against TLC Vision in the future, and the assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages.

         TLC Vision currently maintains malpractice insurance coverage that it believes is adequate both as to risks and amounts covered. In addition, TLC Vision requires the doctors who provide medical services at its centers to maintain comprehensive professional liability insurance and most of these doctors have agreed to indemnify TLC Vision against certain malpractice and other claims. TLC Vision's insurance coverage, however, may not be adequate to satisfy claims, insurance maintained by the doctors may not protect TLC Vision and such indemnification may not be enforceable or, if enforced, may not be sufficient. TLC Vision's inability to obtain adequate insurance or an increase in the future cost of insurance to TLC Vision and the doctors who provide medical services at the centers may have a material adverse effect on its business and financial results.

         The excimer laser system uses hazardous gases which if not properly contained could result in injury. TLC Vision may not have adequate insurance for any liabilities arising from injuries caused by the excimer laser system or hazardous gases. While TLC Vision believes that any claims alleging defects in TLC Vision's excimer laser systems would be covered by the manufacturers' product liability insurance, the manufacturers of TLC Vision's excimer laser systems may not continue to carry adequate product liability insurance.

TLC VISION MAY FACE CLAIMS FOR STATE SALES AND USE TAXES ON THE SERVICES IT PROVIDES.

         TLC Vision provides, through its subsidiary LaserVision, access to excimer lasers to eye doctors and provides a variety of other services to eye doctors in connection with eye surgery procedures. Under TLC Vision's laser access contracts with individual eye doctors, TLC Vision may provide eye surgeons with the services of a laser operator/technician, laser maintenance and other value-added services. TLC Vision owns, operates and/or manages branded eye care centers where laser vision correction procedures are performed and is responsible for overall management and operation of the centers. The laws of various states in which TLC Vision operates typically exempt from sales and use taxation activities which constitute a service. TLC Vision has historically taken the position that, among other things, services which they provide to the eye doctor are integral to the surgical procedures provided by the eye doctor and, therefore, constitute a service exempt from sales and use taxation.

         Of the 48 states in which TLC Vision conducts operations, TLC Vision is aware of a total of SIX states which have asserted that its laser access arrangements with eye doctors do not constitute a service exempt from sale and use taxation. Tax authorities in these states have indicated that they consider the substance of the transaction between the eye doctor and TLC Vision to be the eye doctor's access to the laser, not the other services provided by TLC Vision. As such, they have indicated that they consider the arrangement to be a taxable lease or rental of equipment rather than an exempt service. One of these states performed an initial review and determined that no further action or assertion of tax was necessary. Two other states have assessed sales and use taxes on TLC Vision's customers, but have not assessed any taxes on TLC Vision. Tax authorities in the remaining three states have contacted TLC Vision and issued proposed adjustments for various periods from 1995 through February 2002 in the aggregate amount of approximately $1.8 million. TLC Vision has objected to the proposed assessments and is engaged in discussions with the respective state tax authorities. TLC Vision believes that, under applicable laws and TLC Vision's contracts with its eye surgeon customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLC Vision's services. However, TLC Vision may be unable to collect any such amounts from its customers, and in such event would remain responsible for payment. Moreover, the imposition of state sales or use taxes could make TLC Vision's products and services less competitive comparable to other alternatives. TLC Vision cannot yet predict the outcome of these assessments or similar actions, if any, which may be undertaken by other state tax authorities. The Company believes that it has adequate provisions in its accounts with regards to this matter.

COMPLIANCE WITH INDUSTRY REGULATIONS IS COSTLY AND ONEROUS.

         TLC Vision's operations are subject to extensive federal, state and local laws, rules and regulations. TLC Vision's efforts to comply with these laws, rules and regulations may impose significant costs, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on TLC Vision.

         Many state laws limit or prohibit corporations from practicing medicine and optometry and many federal and state laws extensively regulate the solicitation of prospective patients, the structure of TLC Vision's fees, and its contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others. Some states also impose licensing requirements. Although TLC Vision has tried to structure its business and contractual relationships in compliance with these laws in all material respects, if any aspect of its operations were found to violate applicable laws, TLC Vision could be subject to significant fines or other penalties, required to cease operations in a particular state, prevented from commencing operations in a particular state or otherwise be required to revise the structure of its business or legal arrangements. Many of these laws and regulations are ambiguous, have not been definitively interpreted by courts or regulatory authorities and vary from jurisdiction to jurisdiction. Accordingly, TLC Vision may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of its activities could be challenged.

         Numerous legislative proposals to reform the U.S. health care system have been introduced in Congress and in various state legislatures over the past several years. TLC Vision cannot predict whether any of these proposals will be adopted and, if adopted, what impact this legislation would have on its business. To respond to any such changes, TLC Vision could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail some of its business activities, reducing the potential profit of some of its arrangements.

         State medical boards and state boards of optometry generally set limits on the activities of ophthalmologists and optometrists. In some instances, issues have been raised as to whether participation in a co-management program violates some of these limits. If a state authority were to find that TLC Vision's co-management program did not comply with state licensing laws, TLC Vision would be required to revise the structure of its legal arrangements, and affiliated doctors might terminate their relationships with TLC Vision.

         Federal and state civil and criminal statutes impose penalties, including substantial civil and criminal fines and imprisonment, on health care providers and persons who provide services to health care providers, including management businesses such as TLC Vision, for fraudulently or wrongfully billing government or other insurers. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions and obtain a portion of the damages if the action is successful. TLC Vision each believes that it is in material compliance with these billing laws, but its business could be adversely affected if governmental authorities were to scrutinize or challenge its activities or private parties were to assert a false claim or action against us in the name of the U.S. government.

         Although TLC Vision believes that it has obtained the necessary licenses or certificates of need in states where such licenses are required and that TLC Vision is not required to obtain any licenses in other states, some of the state regulations governing the need for such licenses are unclear, and there is no applicable precedent or regulatory guidance to help resolve these issues. A state regulatory authority could determine that TLC Vision is operating a center inappropriately without a required license or certificate of need, which could subject TLC Vision to significant fines or other penalties, result in TLC Vision being required to cease operations in a state or otherwise jeopardize its business and financial results. If TLC Vision expands to a new geographic market, TLC Vision may be unable to obtain any new license required in that jurisdiction.

COMPLIANCE WITH ADDITIONAL HEALTH CARE REGULATION IN CANADA IS COSTLY AND BURDENSOME.

         Some Canadian provinces have adopted conflict of interest regulations that prohibit optometrists, ophthalmologists or corporations they own or control from receiving benefits from suppliers of medical goods or services to whom they refer patients. The laws of some Canadian provinces also prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities such as TLC Vision from practicing medicine or optometry and from directly employing doctors or optometrists. TLC Vision believes that it is in material compliance with these requirements, but a review of TLC Vision's operations by Canadian regulators or changes in the interpretation or enforcement of existing Canadian legal requirements or the adoption of new requirements could require TLC Vision to incur significant costs to comply with laws and regulations in the future or require TLC Vision to change the structure of its arrangements with doctors.

COMPLIANCE WITH U.S. FOOD AND DRUG ADMINISTRATION REGULATIONS REGARDING THE USE OF EXCIMER LASER SYSTEMS FOR LASER VISION CORRECTION IS COSTLY AND BURDENSOME.

         To date, the FDA has approved excimer laser systems manufactured by some manufacturers for sale for the treatment of nearsightedness, farsightedness and astigmatism up to stated levels of correction. Failure to comply with applicable FDA requirements with respect to the use of the excimer laser could subject TLC Vision, TLC Vision's affiliated doctors or laser manufacturers to enforcement action, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties.

         The FDA has adopted guidelines in connection with the approval of excimer laser systems for laser vision correction. The FDA, however, has also stated that decisions by doctors and patients to proceed outside the FDA approved guidelines is a practice of medicine decision which the FDA is not authorized to regulate. Failure to comply with FDA requirements, or any adverse FDA action, including a reversal of its interpretation with respect to the practice of medicine, could result in a limitation on or prohibition of TLC Vision's use of excimer lasers.

         Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the laser manufacturers' ability to obtain regulatory approval of laser equipment. Furthermore, the failure of other excimer laser manufacturers to comply with applicable federal, state or foreign regulatory requirements, or any adverse action against or involving such manufacturers, could limit the supply of excimer lasers, substantially increase the cost of excimer lasers, limit the number of patients that can be treated at its centers and limit TLC Vision's ability to use excimer lasers.

         Most of TLC Vision's eye care centers in the United States use VISX and/or Alcon Laboratories Inc. excimer lasers and most of LaserVision's lasers are VISX excimer lasers. If VISX, Alcon or other excimer laser manufacturers fail to comply with applicable federal, state or foreign regulatory requirements, or if any adverse regulatory action is taken against or involves such manufacturers, the supply of lasers could be limited and the cost of excimer lasers could increase.

         The Roll-On/Roll-Off laser system consists of an excimer laser mounted on a motorized, air suspension platform and transported in a specially modified truck. TLC Vision believes that use of this transport system does not require FDA approval; the FDA has taken no position in regard to such approval. The FDA could, however, take the position that excimer lasers are not approved for use in this transport system. Such a view by the FDA could lead to an enforcement action against TLC Vision, which could impede TLC Vision's ability to maintain or increase its volume of excimer laser surgeries. This could have a material adverse effect on TLC Vision's business and financial results. Similarly, TLC Vision believes that FDA approval is not required for its mobile use of microkeratomes or the cataract equipment transported by its cataract operations. The FDA, however, could take a contrary position which could result in an enforcement action.

DISPUTES WITH RESPECT TO INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT TLC VISION'S BUSINESS.

         There has been substantial litigation in the United States and Canada regarding the patents on ophthalmic lasers. If the use of an excimer laser or other procedure performed at any of TLC Vision's centers is deemed to infringe a patent or other proprietary right, TLC Vision may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may involve substantial costs, including ongoing royalty payments. If a license is not available on acceptable terms, TLC Vision may be required to seek the use of products which do not infringe the patent. The unavailability of alternate products could cause TLC Vision to cease operations in the United States or Canada or delay TLC Vision's expansion. If TLC Vision is prohibited from performing laser vision correction at any of its laser centers, TLC Vision's ability to carry on its business will be jeopardized.

         TLC Vision, through the acquisition of LaserVision, has also secured patents for portions of the equipment it uses to transport TLC Vision's mobile lasers. LaserVision's patents and other proprietary technology are important to TLC Vision's success. TLC Vision's patents could be challenged, invalidated or circumvented in the future. Litigation regarding intellectual property is common and TLC Vision's patents may not adequately protect its intellectual property. Defending and prosecuting intellectual property proceedings is costly and involves substantial commitments of management time. If TLC Vision fails to successfully defend its rights with respect to TLC Vision's intellectual property, TLC Vision may be required to pay damages.

TLC VISION MAY NOT HAVE THE CAPITAL RESOURCES NECESSARY IN ORDER TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES.

         Modern medical technology changes rapidly. New or enhanced technologies and therapies may be developed with better performance or lower costs than the laser vision correction currently provided at TLC Vision's centers. TLC Vision may not have the capital resources to upgrade its excimer laser equipment, acquire new or enhanced medical devices or adopt new or enhanced procedures at the time that any advanced technology or therapy is introduced.

THE INTEGRATION OF LASERVISION MAY NOT BE SUCCESSFUL.

         On May 15, 2002, TLC Vision completed its merger with LaserVision. The merger involves a combination of two companies that have complementary business models located principally in the United States and Canada. TLC Vision's business model historically focused upon owning and managing refractive centers which provide laser vision correction directly to consumers. LaserVision's business historically consisted primarily of contracting directly with eye surgeons for access to excimer lasers and related services. The success of the merger will be dependent on a number of factors, including but not limited to the combined entity's ability to:

         o        integrate LaserVision's operations with the operations of TLC
                  Vision;

         o maintain and enhance relationships with local eye care professionals;

         o        achieve an effective combined management structure;

         o achieve expected cost savings and increased operating efficiencies;

         o operate the combined businesses effectively with fewer employees;

         o        achieve expected increases in procedure volumes and revenues;
                  and

         o        retain and attract qualified personnel.


         TLC Vision will incur significant costs of integration and transaction expenses as a result of the merger with LaserVision.

         TLC Vision estimates that as of May 31, 2002 it had incurred direct transaction costs of approximately $9.8 million associated with the acquisition of LaserVision, which were included as a part of the total purchase cost for accounting purposes. TLC Vision believes that it may incur additional charges to operations, which TLC Vision cannot currently reasonably estimate, in future periods, to reflect additional costs associated with the acquisition and the integration of the two companies.

         The repricing of TLC Vision's stock options could have a material adverse impact on its reported earnings in the future and could add to the volatility of its reported earnings.

THE REPRICING OF TLC VISION STOCK OPTIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR REPORTED EARNINGS IN THE FUTURE AND COULD MAKE OUR REPORTED EARNINGS VOLATILE.

         As approved by the shareholders of TLC Vision at its 2001 annual meeting, TLC Vision is allowing the holders of outstanding TLC Vision stock options with an exercise price greater than $8.688 to elect to reduce the exercise price of their options to $8.688, in some cases by surrendering existing options for a greater number of shares than the number of shares issuable on exercise of each repriced option. If the price of TLC Vision's common shares rises above the new exercise price of $8.688, the repricing of the options could have a material adverse impact on TLC Vision's reported earnings and could make its reported earnings more volatile. Under current U.S. generally accepted accounting principles, the repriced options will be subject to variable accounting treatment. Variable accounting requires that the difference between the price of TLC Vision's common shares at the end of each financial quarter and the new exercise price be charged to income as compensation over the remaining vesting period of the outstanding options. If the price of TLC Vision common shares rises above $8.688, variable accounting will require TLC Vision to re-measure total compensation at the end of each quarter and take an appropriate charge to income. This charge may be material to future quarterly and annual results. TLC Vision is unable to estimate at this point the total amount of compensation expense, if any, or the period to which the charge to income will be made.

THE ABILITY OF TLC VISION'S SHAREHOLDERS TO EFFECT CHANGES IN CONTROL OF TLC VISION IS LIMITED.

         TLC Vision has a shareholder rights plan which enables the board of directors to delay a change in control of TLC Vision. This could discourage a third party from attempting to acquire control of TLC Vision, even if an attempt would be beneficial to the interests of the shareholders. In addition, since TLC Vision is a Canadian corporation, investments in TLC Vision may be subject to the provisions of the Investment Canada Act. In general, this act provides a system for the notification to the Investment Canada agency of acquisitions of Canadian businesses by non-Canadian investors and for the review by the Investment Canada agency of acquisitions that meet thresholds specified in the act. To the extent that a non-Canadian person or company attempted to acquire 33% or more of TLC Vision's outstanding common stock, the threshold for a presumption of control, the transaction could be reviewable by the Investment Canada agency. These factors, and others, could have the effect of delaying, deferring or preventing a change of control of TLC Vision supported by shareholders but opposed by TLC Vision's board of directors.

ITEM 2. PROPERTIES


         The Company's 68 branded centers are located in leased premises. The leases are negotiated on market terms and typically have a term of five to ten years. LaserVision leases approximately 12 locations throughout the United States from which it conducts its fixed site and mobile laser access operations.

         The Company also maintains investment interests in two secondary care practices located in Michigan and Oklahoma. The secondary care practice in Michigan has five satellite locations and the secondary care practice in Oklahoma has two satellite locations. The terms of the Company's leases provide for total aggregate monthly lease obligations of approximately $850,000.

         TLC Vision's International Headquarters are located in premises in Mississauga, Ontario, Canada. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's sale and leaseback transaction involving such facility. TLC Vision's U.S. Corporate Office is located in approximately 20,500 square feet of leased office space in St. Louis, Missouri under a lease which will expire in 2006. TLC Vision also maintains approximately 7,000 square feet of office/warehouse space in Bloomington, Minnesota under a lease expiring in 2009 for its cataract operations.

ITEM 3. LEGAL PROCEEDINGS

         On February 9, 2001, Joseph Dello Russo, M.D. filed a lawsuit, against the Company and certain physicians associated with the Company, in the United States District Court, Eastern District of New York alleging false description, false advertising and deceptive trade practices based upon certain advertisements of a doctor with substantially the same name as the plaintiff. The complaint alleges compensatory damages to be no less than $30,000,000 plus punitive damages. This lawsuit is in the early stages and the Company intends to vigorously defend this matter. Although there can be no assurance, the Company does not expect this suit to have a material adverse effect on its business, financial condition or results of operations.

         In April 2002, Lesa K. Melchor, Richard D. and Lee Ann Dubois and Major Gary D. Liebowitz filed a lawsuit in the U.S. District Court, Southern District of Texas, Houston Division against Laser Vision Centers, Inc. This is a securities claim seeking damages for losses incurred in trading in LaserVision stock and options in the period from November 1999 to December 2001. In their Complaint, the plaintiffs allege that they were given false and misleading information by LaserVision's Director of Investor Relations. The plaintiffs also seek to have the lawsuit certified as a class action. The company believes that the claims of the plaintiffs are without merit and intends to vigorously defend the suit. The Company has filed a Motion to Dismiss the suit which is currently pending before the Court.

         The Company is subject to various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders of TLC Vision was held on April 18, 2002. At the special meeting, shareholders of the Company voted on the following proposals: (a) a proposal to approve the transactions contemplated by an Agreement and Plan of Merger, dated as of August 25, 2001, by and among the Company, a wholly owned subsidiary of the Company and LaserVision, pursuant to which LaserVision would become a wholly owned subsidiary of the Company; (b) an amendment to the Company's articles of incorporation to change its corporate name from "TLC Laser Eye Centers Inc." to "TLC VISION Corporation;" (c) the continuance of the Company under the laws of New Brunswick, including the adoption of new by-laws; (d) the amendment of the Company's articles of incorporation to increase the maximum number of directors from ten to fifteen;
(e) the repricing of stock options of the Company with an exercise price above $8.688; (f) the election of eleven directors; and (g) the appointment of Ernst & Young LLP as auditors of the Company for the 2002 fiscal year and the authorization of the directors to fix the remuneration to be paid to the auditors. Each of the proposals, including the election of each of the eleven directors, was approved at the special meeting.

         With respect to the approval of the transactions contemplated by the Agreement and Plan of Merger, the following votes were cast:

Votes in favor        Votes against        Abstentions
--------------        -------------        -----------
   21,201,665            214,646              8,958

With respect to the amendment to the Company's articles of incorporation to change its corporate name from "TLC VISION Laser Eye Centers Inc." to "TLC VISION Corporation," the following votes were cast:

Votes in favor        Votes against        Abstentions
--------------        -------------        -----------
 26,872,140               14,650              18,768

With respect to the continuance of the Company under the laws of New Brunswick, including the adoption of new by-laws, the following votes were cast:

Votes in favor        Votes against        Abstentions
--------------        -------------        -----------
 21,280,307              103,891              41,271

With respect to the amendment to the Company's articles of incorporation to increase the maximum number of directors from ten to fifteen, the following votes were cast:

Votes in favor        Votes against        Abstentions
--------------        -------------        -----------
 26,620,992               241,205             40,151

With respect to the repricing of stock options of the Company with an exercise price above $8.688, the following votes were cast:

Votes in favor        Votes against
--------------        -------------
 13,549,495             6,854,004

With respect to the election of eleven directors, the following votes were cast:

    Nominee                     Votes in favor   Votes Withheld
    -------                     --------------   --------------

Elias Vamvakas                      26,728,600        16,8058

Dr. Jeffery J. Machat

John F. Riegert

Howard J. Gourwitz

Dr. William David Sullins, Jr.

Thomas N. Davidson

Warren S. Rustand

John J. Klobnak

James M. Garvey

Dr. Richard Lindstrom

David S. Joseph

With respect to the appointment of Ernst & Young LLP as auditors of the Company for the 2002 fiscal year and the authorization of the directors to fix the remuneration to be paid to the auditors, the following votes were cast:

Votes in favor        Votes against        Abstentions
--------------        -------------        -----------
 26,788,050                 0                 88,905

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Common Shares are listed on The Toronto Stock Exchange under the symbol "TLC" and on the Nasdaq National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on the Toronto Stock Exchange and the Nasdaq National Market:

                        The
                      Toronto                          Nasdaq
                       Stock                          National
                      Exchange                         Market
                    -------------    -----------    ------------    -----------
                         High            Low            High            Low
                    -------------    -----------    ------------    -----------

Fiscal 2002
First Quarter             C$8.48         C$5.76           $5.54        $3.72
Second Quarter              6.09           3.00            3.86         1.87
Third Quarter               5.77           3.15            3.60         2.04
Fourth Quarter              5.95           3.50            3.72         2.13


Fiscal 2001
First Quarter            C$12.20         C$7.70          $8.313        $5.00
Second Quarter              8.20           3.55            5.50         2.25
Third Quarter              12.00           1.67           7.875        1.125
Fourth Quarter             14.20           7.11            9.25         4.64

RECORD HOLDERS

         As of July 31, 2002, there were approximately 949 record holders of the Common Shares.

DIVIDENDS

         The Company has never declared or paid cash dividends on the Common Shares. It is the policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future.


ITEM 6. SELECTED FINANCIAL DATA

                  Set forth in the following pages are selected historical consolidated financial data as of and for each of the fiscal years in the five-year period ended May 31, 2002, which have been derived from and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-K. See Note 1 to "Item 8 - Financial Statement and Supplementary Data".

                                   1998      1999(8)     2000       2001(7)     2002(6)
                                  ------     -------    -------     -------     -------

(U.S. dollars, in
thousands except per
share amounts)

STATEMENT OF OPERATIONS
DATA

Amounts under U.S.
GAAP(1)

Net revenues(2)                   59,121     146,910    201,223     174,006     134,751

Cost of Revenues                  29,669      92,383    129,234     110,016      97,789
    Gross margin                  29,452      54,527     71,989      63,990      36,962
 General administration           29,875      32,448     66,611      67,802      52,475


Net loss for the year(3) -       (10,280)     (4,556)    (5,918)    (37,773)   (146,675)

U.S. GAAP

Loss per share -
U.S. GAAP                          (0.37)      (0.13)     (0.16)      (1.00)      (3.74)

Weighted average                  28,035      34,090     37,778      37,779      39,215
number of Common
Shares outstanding
(in thousands)

                                          1998(4)     1999(8)     2000      2001(7)     2002(6)
                                          -------     -------    -------    -------     -------

OPERATING DATA

Number of eye care centers (at end of
period)
Owned centers                                 36          40         36         30          33
Managed centers                                9          15         26         29          32
Number of access service sites(5)
  Refractive                                                                               336
  Cataract                                                                                 280
Number of secondary care centers              15          14          5          5           5
(at end of period)
Number of laser vision correction
procedures:
  Owned centers                           24,222      52,506     62,000     55,553      37,628
  Managed centers                         11,637      38,094     72,000     67,247      57,372
Total procedures                          38,859(4)   90,600    134,000    122,800      95,000

                                                                       AS OF MAY 31
                                                    1998        1999        2000        2001        2002
                                                  --------    --------    --------    --------    --------
BALANCE SHEET DATA

Cash and cash equivalents                            1,895     125,598      78,531      47,987      45,074

Working capital                                     53,153     146,884      59,481      36,837      16,419

Total assets                                       164,212     295,675     289,364     238,438     245,515

Total debt, excluding current portion               17,911      11,030       6,728       8,313      14,643

SHAREHOLDERS' EQUITY

Capital Stock                                      143,554     269,454     269,953     276,277     387,701

Warrants and options                                    --          --         532         532      11,755

Deficit                                            (22,421)    (31,267)    (42,388)    (80,161)   (242,010)

Accumulated other comprehensive income (loss)          407       5,936      (4,451)     (9,542)         --

Total shareholders' equity                         121,540     244,123     223,646     187,106     155,014

(1) In the financial information provided, the Company has reported in U.S. GAAP. In years prior to fiscal 2000, Form 10-K submissions and quarterly Form 10-Q submissions were reported in Canadian GAAP.

(2) Includes primarily those revenues pertaining to the operation of eye care centers, the management of refractive and secondary care centers and the Company's other non-refractive businesses.

(3) Excluded from fiscal 2002's Net loss for the year is the cumulative effect of an accounting change of $15.2 million.

(4) Includes procedures performed at centers previously owned by BeaconEye Inc. ("Beacon"). Beacon was acquired by TLC Vision on April 16, 1998

(5) An access service site is a site where service has been provided in the preceding 90 days.

(6)  In fiscal 2002, the selected financial data of the Company includes:

     (a) an impairment of intangibles charge of $81.7 million;

     (b) a write down in the fair value of investments and long-term receivables of $26.1 million;

     (c) a cumulative effect of change in accounting principle of $15.2 million;

     (d) a restructuring charge of $8.8 million; and

     (e) a reduction in the carrying value of fixed assets of $2.6 million.

(7) In fiscal 2001, the selected financial data of the Company includes a restructuring charge of $19.1 million.

(8) In fiscal 1999, the selected financial data of the Company includes a restructuring charge of $12.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of this Form 10-K. The following discussion is based upon the Company's results under United States generally accepted accounting principles. Unless otherwise specified; all dollar amounts are U.S. dollars. See Note 1 to the Consolidated Financial Statements of the Company.

OVERVIEW

         TLC Vision Corporation ("TLC Vision" or the "Company") provides eye surgery services in four core areas. First, the Company owns and manages premium branded refractive eye care centers throughout North America and, together with its relationships with affiliated eye care doctors, specializes in laser vision correction services to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction surgery is an out-patient procedure that is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. Second, through the Company's subsidiary, Laser Vision Centers, Inc. ("LaserVision"), the Company provides refractive equipment access and services to independent surgeons through either fixed or mobile delivery systems. Third, the Company furnishes independent surgeons with mobile access to cataract surgery equipment and services through Midwest Surgical Services, Inc. Finally, the Company, through OR Partners, Inc. owns and operates ambulatory surgery centers where independent surgeons perform a variety of surgical procedures.

         In accordance with an Agreement and Plan of Merger with LaserVision, the Company completed a business combination with LaserVision on May 15, 2002. LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The Company believes that the combined companies can provide a broader array of services to eye care professionals to ensure these individuals may provide superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

         The Company serves surgeons who performed over 95,000 procedures at the Company's centers or using the Company's laser access during the fiscal year ended May 31, 2002.

         The Company is assessing patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction procedure and revenue volumes. Cost reduction initiatives continue to target the effective use of funds and our growth initiative is focusing on future development opportunities for the Company in the laser vision correction industry.

          The Company recognizes revenues at the time services are rendered. Revenues include only those revenues pertaining to owned laser centers, laser access and service fees and management fees from managing refractive and secondary care practices. Under the terms of practice management agreements, the Company provides non-clinical services, which include management services, staffing, equipment lease and maintenance, marketing and administrative services to refractive and secondary care practices in return for management fees. The management fees represent fair market value for the services that are furnished by the Company and are typically addressed as a per procedure fee, where applicable. For third party payor programs and corporations with arrangements with TLC Vision, the Company's management fee and the fee charged by the surgeon are both discounted in proportion to the discount afforded to these organizations. While the Company does not direct the manner in which the surgeons practice medicine, the Company does direct the day-to-day non-clinical operations of the centers. The practice management agreements typically are for an extended period of time, ranging from 5 to 15 years. Management fees are equal to the net revenue of the physician practice, less amounts retained by the physician groups.

         Revenues of the physician's practice represent amounts charged to patients for laser vision correction services net of the impact of applicable patient discounts and related contractual adjustments. Amounts retained by physician groups may include costs for uncollectible amounts from patients, professional contractual costs and miscellaneous administrative charges.

         Uncollectible amounts from patients are reviewed and provided for on a regular monthly basis for those amounts due from physicians or patients for which there is a reduced likelihood of collection in whole or in part.

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

         Doctors' compensation as presented in the financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers and fees paid to optometrists for pre- and post-operative care. Where the Company manages laser centers the professional corporations or physicians performing the professional services at such centers engage ophthalmic professionals. As such, the costs associated with arranging for these professionals to furnish professional services are reported as a cost of the professional corporation and not of the Company.

         Included in costs of revenue are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs and facility fees as well as center costs associated with personnel, facilities and depreciation of center assets.

         In Company owned centers, the Company engages doctors to provide laser vision correction services and the amounts paid to the doctors are reported as a cost of revenue as well.

         Selling, general and administrative expenses include expenses which are not directly related to the provision of laser correction services.

         In the fiscal year ended May 31, 2002, the Company's procedure volume decreased by 27% from the fiscal year 2001. In the quarter ended May 31, 2002, the Company's procedure volume decreased 5% sequentially from the previous quarter ended February 28, 2002 and decreased by 20% quarter over quarter from the previous fiscal year's fourth quarter ended May 31, 2001. The Company believes that the reduction in procedure volume from prior fiscal years and quarters are indicative of overall conditions in the laser vision correction industry. The laser vision correction industry has experienced uncertainty resulting from a number of issues, including but not limited to, a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company. In addition, being an elective procedure, laser vision correction volumes may have been further depressed by economic conditions currently being experienced in North America.

         Despite the pricing pressures in the industry, the Company's net revenue after doctor compensation (defined by the Company as net revenue less doctors compensation) per procedure has increased 5% in fiscal 2002 compared to fiscal 2001 and 5% in the fourth quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. The increase was largely a result of deep discount surgery providers filing for bankruptcy thus relieving some of the price pressures that have occurred in prior fiscal years.

         The Company has decided to early adopt the accounting standards of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. Effective on June 1, 2001, amortization of goodwill is no longer required. However, the new standard introduces guidance on testing goodwill for impairment. Upon adoption, TLC Vision was required to perform a transitional impairment test on goodwill that existed as at June 1, 2001. The Company, with the assistance of third party valuators, quantified the overall impairment in goodwill. TLC Vision had identified certain reporting units for which the carrying value exceeded the fair value at June 1, 2001, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, used to determine the magnitude of a goodwill impairment, was completed by May 31, 2002, the end of the Company's fiscal year, and the resulting impairment of $15.2 million was recorded as a cumulative effect of a change in accounting principle.

         Under the new standards, TLC Vision is also required to perform additional tests of goodwill impairment at least annually, but more frequently if indications of impairment exist.

         An impairment analysis was conducted by TLC Vision on May 31, 2002. Upon completion of the merger of LaserVision, TLC Vision identified certain reporting units for which the carrying value exceeded the fair value. As a result, the Company recorded a charge to operating expenses of $50.7 million, including $45.9 million related to the impairment of goodwill resulting from the LaserVision acquisition and $4.8 million relating to impairment of goodwill from prior acquisitions.

         Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets included within the scope of the Statement be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Given the significant decrease in the trading price of the Company's common stock, current period operating or cash flow loss combined with its history of operating or cash flow losses, the result of an initial review was that on an undiscounted basis all the refractive practice management agreements ("PMAs") were impaired and a further fair value analysis based on the present value of future cash flows were completed to determine the extent of the impairment. As a result of this further review,

An impairment charge of $31.0 million was reported and included in the operating loss for the year ended May 31, 2002.

         TLC Vision made its first investment in Lasersight Incorporated ("Lasersight") prior to the beginning of fiscal 2000. LaserSight is a company involved in the research and development of new laser technology. From the time of purchase through the third quarter of fiscal 2000, the market value of the investment exceeded the carrying value at each quarter end. However, at November 30, 2001, the Company believed that the impairment should be considered other than temporary for a number of reasons including: the impairment is very substantial relative to the original purchase price; the impairment has persisted for more than nine months; sufficient time has passed to determine that the marketplace has not reacted well to FDA approval of Lasersight's new technology. As a result, the Company recorded an impairment charge of $20.1 million.

         Prior to the completion of the merger, TLC Vision had written down its investment in LaserVision, considered a portfolio investment, by $1.8 million due to an other than temporary decline in its value. The Company also recorded impairment charges of $2.0 million on its investment in Britton Vision Associates and of $2.2 million on other investments.

      During fiscal 2002, the Company reported a reduction in the carrying value of capital assets of $2.6 million reflecting a reduction of the Company's LaserSight lasers and two VISX lasers. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers.



Developments in 2002



Laser Vision Centers, Inc.



On May 15, 2002, the Company merged with LaserVision, and the results of LaserVision operations have been included in the Company's consolidated financial statements since that date. LaserVision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. The merger was effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each issued and outstanding share of LaserVision common stock, which resulted in the issuance of 26.6 million common shares of the Company. In addition, the Company converted existing outstanding options or warrants to acquire stock of LaserVision based on the 0.95 exchange rate and issued options or warrants to acquire approximately 8.0 million common shares of the Company. The Company used the purchase method of accounting to give effect to the acquisition and combination of TLC Vision and LaserVision. The total purchase price of the acquisition was $130.6 million consisting of:

     o $111.0 million of TLC Vision shares issued to LaserVision shareholders, which includes TLC's ownership of LaserVision's common stock adjusted for the fixed exchange rate of 0.95 valued at $2.4 million,

     o $9.8 million of costs incurred related to the merger (which includes $2.9 million in severance costs to a former LaserVision employee and $6.9 million in costs incurred by TLC Vision),

     o $1.2 million of TLC's cash investment of LaserVision prior to the closing of the acquisition, and

     o $11.0 million representing the fair value of TLC Vision options to purchase common shares in exchange for all the outstanding LaserVision options and warrants as of the effective date of the acquisition and options issued in relation to severance.

If the merger agreement with LaserVision had been completed on June 1, 2000, the unaudited pro forma effects on the consolidated statements of loss for the fiscal years ended May 31, 2002 and 2001 would have been to increase revenues by $99.7 million and $122.7 million respectively, and to increase the net loss for the year, before and after the cumulative effect of an accounting change, by $27.9 million and a decrease in the net loss of $3.8 million respectfully. As a result, the impact of the above changes to net loss, combined with the dilutive effect by the increased number of shares, the loss per share for the fiscal years ended May 31, 2002 and 2001 would have been reduced by $1.02 and $0.45 per share respectfully. Impacting the proforma results for the year ended May 31, 2002 are the following items:

                  a. Gain of $7.5 million (See Note 23, Subsequent Events) has been included representing amounts accrued for the settlement of a class action anti-trust case involving two laser manufacturers.

                  b. Expenses of $6.3 million relating to the pending merger with the Company

                  c.      Impairment charges of:

                               i)    $20.6 million relating to goodwill;

                               ii) $4.7 million relating to deferred contract rights; and

                               iii)  $1.8 million relating to asset impairments.


The above unaudited pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the merger had occurred on June 1, 2000, nor is it necessarily indicative of the results of operations which may occur in the future. Anticipated efficiencies from the combination have been excluded from the amounts included in the pro forma information.

The $8.0 million relating to the activities of LaserVision represents a contingent asset received related to the Pillar Point settlement acquired by TLC Vision that has been included in the purchase price allocation as at May 15, 2002 as an other asset. The Company is currently investigating its legal obligations with regards to the amount of this settlement that may need to be paid to the minority interests in the former LaserVision subsidiaries and is awaiting further information and analysis in this regard. However, based on its current review of its obligations, management has included an accrual of $.5 million for its best estimate of the liability that existed at the date of the acquisition. If the additional information with regards to the legal obligations indicates that a different amount should be paid, any adjustment will be recorded as an adjustment to the purchase price allocation.

The merger of LaserVision was accounted for in accordance with SFAS 141, Business Combinations.

                                                                              48
Restructuring activities

         During fiscal 2002, the Company implemented a restructuring program to reduce employee costs consistent with current revenue levels, close certain under performing centers and eliminate duplicate functions caused by the merger with LaserVision. By the end of the year, this program resulted in total cost for severance, lease commitments and office closures of $8.8 million of which $2.5 million has been paid out in cash and options. The Company estimates that these restructuring programs will save the Company approximately $9.1 million on an annual basis in future periods.

Divestiture

         Vision Source

         In July 1997, TLC Vision acquired 100% interest in Vision Source, Inc. ("Vision Source") for share consideration. Vision Source is a franchiser of private eye care practitioners. In fiscal 2002, the Company signed a restricted stock incentive plan and related agreements which will allow the current management of Vision Source to be awarded up to 49% of the common shares of Vision Source provided certain performance requirements are achieved by May 31, 2005. As of May 31, 2002, 26% of the performance requirement was achieved, resulting in a charge to income of $0.8 million, which was reported as cost of revenues in the other healthcare services segment. When and if Vision Source management achieves the remaining performance objectives to earn the remaining 23% of Vision Source common stock, additional charges to income will be recorded based upon the estimated fair value of Vision Source stock as earned.

         Pure Laser Hair Removal and Treatment Clinics, Inc.

         On July 8, 2002, TLC Vision sold its holdings of Pure Laser Hair Removal and Treatment Clinics, Inc. ("Pure") for a promissory note of $.4 million and 10% of the Pure's net income for operating years 2004 to 2008. As at May 31, 2002, the Company had an agreement in principle for the sale of Pure. Under FAS 121, when management having the authority to approve an action has committed to a plan to dispose of long-lived assets, the assets are to be reported at the lower of carrying value or fair value less cost to sell. The Company has guaranteed the facilities leases for the buyer totalling $0.6 million. As management does not believe the buyer will be able to fulfill this commitment the Company has reserved and charged income for $0.6 million. Further, as TLC Vision does not expect to recover the note receivable, management has quantified the expected loss on disposal to be approximately $0.3 million and recorded an impairment in the assets for the entire amount in fiscal 2002.

VISX SETTLEMENT

         In July 2001, two excimer laser manufacturers reported settling a class action anti-trust case. In August 2002, LaserVision received approximately $8.0 million from its portion of the settlement, and TLC Vision received $7.0 million.

The $8.0 million relating to the activities of LaserVision represents a contingent asset acquired by TLC Vision that has been included in the purchase price allocation as at May 15, 2002 as an other asset. The Company is currently investigating its legal obligations with regards to the amount of this settlement that may need to be paid to the minority interests in the former LaserVision subsidiaries and is awaiting further information and analysis in this regard. However, based on its current review of its obligations, management has included an accrual of $500,000 for its best estimate of the liability that existed at the date of the acquisition. If the additional information with regards to the legal obligations indicates that a different amount should be paid, any adjustment will be recorded as an adjustment to the purchase price allocation.

The $7.0 million relating to the activities of TLC Vision prior to the acquisition represents a contingent gain. Management is also investigating its legal obligations with regards to the amount of this settlement than may need to be paid to the minority interests or the various physicians affiliated or associated with TLC Vision and is awaiting further information and analysis in this regard. Accordingly, if it is not currently able to estimate the amount, if any, to which the holders of minority interests may be entitled, the difference between the $7.0 million amount and the amount to be paid to the minority interests and physicians, if any, will be recorded as a gain in fiscal 2003.

Critical accounting policies

Goodwill

The Company accounts for its goodwill in accordance with SFAS 142 which requires the Company to make significant judgements about the determination of the fair value of its reporting units in order to assess whether there has been an impairment in the value of the goodwill. These judgements are dependent on a number of factors such as projected future cash flows, general economic and competitive conditions and appropriate discount rates. A change in these assumptions could result in material charges to income. During the current year, the Company determined that a significant impairment in the value of the goodwill had occurred and recorded both a transitional charge to earnings on adoption of SFAS 142 and a further charge to earnings during the year.

Long lived assets

The Company accounts for its long lived assets in accordance with SFAS 121 which requires the Company to periodically assess the recoverability of these assets by determining whether projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the company to make significant judgements about the expected future cash flows that are dependent on the general and economic conditions and are subject to change. A change in these assumptions could result in material charges to income. During the current year, the Company determined that a significant impairment in the value of its intangible assets and certain of its fixed assets had occurred and recorded a charge to earnings.

Investments

The Company accounts for its available for sale securities in accordance with SFAS 115 which requires the Company to record these investments at market value at each reporting period. Changes in market value are recorded as other comprehensive income except when declines in market value below cost are considered to be other than temporary. The determination of whether a decline in market value is considered other than temporary involves making significant judgements considering factors such as the length of duration of the decline and factors specific to each investment. During the year, the Company determined that factors indicated that an other than temporary decline had occurred and recorded a significant charge to income.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF LOSS

(U.S. dollars and number of shares, in thousands)

                                                                               Years Ended May 31,
                                                                 ------------------------------------------------
                                                                         2002              2001              2000
                                                                 ------------      ------------      ------------

Revenues
 Refractive
          Owned centers                                          $     50,252      $     78,470      $     97,608
          Management, facility and access fees                         65,656            82,749            92,625
 Other healthcare services                                             18,843            12,787            10,990
                                                                 ------------      ------------      ------------
                                                                      134,751           174,006           201,223
Total revenues
                                                                 ------------      ------------      ------------
Expenses
Cost of revenues
 Refractive
          Owned centers                                                38,877            55,226            68,439
          Management, facility and access fees                         44,860            44,684            51,549
          Reduction in carrying value of capital assets                 2,553
 Other healthcare services                                             11,499            10,106             9,246
                                                                 ------------      ------------      ------------
                                                                       97,789           110,016           129,234
Total cost of net revenues
                                                                 ------------      ------------      ------------
                                                                       36,962            63,990            71,989
     Gross margin
                                                                 ------------      ------------      ------------
                                                                       52,475            67,802            66,611
 Selling, general and administrative
                                                                          761            (2,543)           (4,492)
 Interest and other

     Depreciation of capital assets and assets under                    1,203             2,262             1,932
     capital lease


 Amortization of intangibles                                           10,227            12,543             7,396

 Write down in the fair value of investments                           26,082                --                --
     Impairment of Intangibles                                         81,720

 Restructuring and other charges                                        8,750            19,075                --
                                                                 ------------      ------------      ------------
                                                                      181,218            99,139            71,447
                                                                 ------------      ------------      ------------
Income (loss) before income taxes
and non-controlling interest                                         (144,256)          (35,149)              542

Income taxes                                                           (1,784)           (2,239)           (3,454)
Non-controlling interest                                                 (635)             (385)           (3,006)
                                                                 ------------      ------------      ------------
Net loss for the year before the cumulative
effect of accounting change                                      $   (146,675)     $    (37,773)     $     (5,918)
                                                                 ============      ============      ============

Cumulative effect of accounting change                                (15,174)
                                                                 ============      ============      ============

Net loss for year after cumulative effect of accounting
change                                                           $   (161,849)     $    (37,773)     $     (5,918)
                                                                 ============      ============      ============

Net loss for the year before the cumulative effect
of accounting change - Basic and Diluted                         $      (3.74)     $      (1.00)     $      (0.16)
                                                                 ============      ============      ============

Cumulative effect of accounting change per share
- Basic and Diluted                                              $      (0.39)               --                --
                                                                 ============      ============      ============

Net loss for the year after cumulative effect of
accounting change - Basic and Diluted                            $      (4.13)     $      (1.00)     $      (0.16)
                                                                 ============      ============      ============

Weighted average number of
common shares outstanding - Basic and Diluted                          39,215            37,779            37,178
                                                                 ============      ============      ============

Year ended May 31, 2002 compared to Year ended May 31, 2001

         Revenues for fiscal 2002 were $134.8 million, which was a 23% decrease over the prior fiscal year $174.0 million. Approximately 86% of total revenues were derived from refractive services as compared to 93% in fiscal 2001.

         Revenues from refractive activities for fiscal 2002 were $115.9 million, which is 28.1% lower than the prior fiscal year's $161.2 million. Approximately 95,000 procedures were performed in fiscal 2002 compared to approximately 122,800 procedures in fiscal 2001. Management believes that the decrease in procedure volume and the associated reduction of revenue was indicative of the overall condition of the laser vision correction industry. The laser vision correction industry has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with TLC VISION centers. In addition, as an elective procedure, laser vision correction volumes have been further depressed by economic conditions currently being experienced in North America. The Company maintains its stated objective of being a premium provider of laser vision correction services in an industry that has faced significant pricing pressures. Despite pricing pressures in the industry, the Company's net revenue after doctor compensation per procedure, for fiscal 2002 increased by 5% in comparison to fiscal 2001. The increase was largely a result of deep discount surgery providers filing for bankruptcy thus relieving some of the price pressures that have occurred in prior fiscal years.

         Revenues from other healthcare services was $18.8 million in fiscal 2002, an increase of over 47% in comparison to $12.8 million in fiscal 2001. The increase in revenues reflected revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries, while revenues in the secondary care management, and asset management subsidiaries reflected little or moderate growth.

         Cost of revenues from other healthcare services was $11.5 million in fiscal 2002, an increase of over 14% in comparison to $10.1 million in fiscal 2001. The increase in cost of revenue reflected the increase in revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries. The cost of revenues for other healthcare services centers in fiscal 2001 included the cost of TLC Visions eyeVantange.com subsidiary. EyeVantage.com incurred a significant amount of cost without offsetting revenue, thereby resulting in cost of revenues increasing at a lesser rate than the increase in the associated revenues in fiscal 2002.

         Net loss from other healthcare services was $13.8 million in fiscal 2002, in comparison to a net loss of $18.6 for 2001. The loss for fiscal 2002 included $12.0 for the impairment of goodwill and $2.0 for the writedown of investments in other healthcare services. The loss for fiscal 2001 included the activities of eyeVantage.com, Inc., which generated losses of $5.6 million. Net loss for fiscal 2002 does not reflect the activities of eyeVantage.com, Inc. due to the decision by the Company in fiscal 2001 to cease material funding of this subsidiary and the resulting decision by eyeVantage.com, Inc. to abandon its e-commerce enterprise. The profit from other healthcare services for fiscal 2002 of $0.2 million excluding the impairment and investment writedowns, reflected an increase from the loss of $1.3 million for fiscal 2001 (excluding eyeVantage.com, Inc. and restructuring costs). The improved profitability for 2002 was due primarily to increased revenues while managing the cost structure thus increasing gross margins.

         In the final quarter of fiscal 2000 and during fiscal 2001, the Company entered into practice management agreements with a number of surgeons resulting in an increase in intangible assets to reflect the value assigned to these agreements. These intangible assets are amortized over the term of the applicable agreements. These agreements have resulted, either directly or indirectly, in lower per procedure fees being paid to the applicable surgeons and a corresponding reduction in doctors' compensation to offset the increased amortization costs. The result was an increase to the net revenue after doctors' compensation per procedure ratio. The Company's operating results for fiscal 2002 included a non-cash pre-tax charge of $31.0 million to record the impairment in the carrying value of certain practice management agreements on which the carrying value exceeded the fair value as of May 31, 2002.

      The cost of refractive revenues from eye care centers for fiscal 2002 was $86.3 million, 13.6% less than cost of refractive revenues of $99.9 million in fiscal 2001. These reductions were in-line with reduced doctors compensation resulting from lower procedure volumes, reductions in royalty fees on laser usage and reduced personnel costs. These reductions were offset by a reduction in the carrying value of capital assets of $2.6 million reflecting a reduction of the Company's LaserSight lasers to $0 and two VISX lasers to $75,000 each. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers. The cost of revenues for refractive centers include a fixed cost component for infrastructure of personnel, facilities and minimum equipment usage fees which has resulted in cost of revenues decreasing at a lesser rate (13.6% for fiscal 2002, as compared to fiscal 2001) than the decrease in the associated revenues. Cost of revenues of owned centers include the cost of doctor compensation. Cost of doctor compensation varies in relation to revenues. Accordingly, when combined with the conversion of a number of owned centers to managed centers, the cost of revenues of owned centers reflect a much larger variance in the decrease in the costs of revenues in comparison to managed centers.

         Selling, general and administrative expenses decreased to $52.5 million in fiscal 2002 from $67.8 million in fiscal 2001, a decrease of $15.3 million or 22.6%. This decrease was primarily attributable to decreased marketing costs, decreased infrastructure costs and reductions associated with Corporate Advantage and Third Party Payer programs, each identified in conjunction with the Company's cost reduction initiatives.

         Interest (income)/expense reflects interest revenue from the Company's net cash and cash equivalent position. Interest revenue has been consistently decreasing throughout the year as a result of the Company's declining cash position and a decrease on the interest yields throughout the year. This decrease also includes an increase in interest expense resulting from additional long-term debt and as a result of the sale-leaseback transaction of the corporate international headquarters in Canada in the second quarter

         Depreciation and amortization expense decreased to $11.4 million in the current fiscal year from $14.8 million in fiscal 2001, primarily as the result of the Company's early adoption of SFAS No. 142, thus eliminating the requirement for the goodwill amortization. The adoption of this statement resulted in decreased amortization expense of approximately $2.8 million for fiscal 2002. Depreciation and amortization expense has also decreased due to fewer capital additions resulting from limited development of new centers and the closure of certain existing centers.

         The Company's adoption of SFAS 142 resulted in a transitional impairment loss of $15.2 million, which was recorded as a cumulative effect of a change in accounting principle in the fourth quarter. In addition, the Company's operating results for fiscal 2002 included a non-cash pretax charge of $50.7 million to reduce the carrying value of goodwill for which the carrying value exceeded the fair value as of May 31, 2002, including $45.9 million related to the impairment of goodwill from the acquisition of LaserVision and $4.8 million for the impairment of goodwill from prior acquisitions.

         Intangible assets whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of 15 years. Current amortization periods range from 5 to 15 years. In establishing these long-term contractual relationships with the Company, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

         Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets included within the scope of the Statement be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable - that is, information indicates that an impairment might exist. Given the significant decrease in the trading price of the Company's common stock, current period operating or cash flow loss combined with its history of operating or cash flow losses, the Company identified certain practice management agreements where the recoverability was impaired. As a result, the Company recorded an impairment charge of $31 million in 2002.

         TLC Vision made its first investment in Lasersight Incorporated ("Lasersight") prior to the beginning of fiscal 2000. Lasersight is a company involved in the research and development of new laser technology. From the time of purchase through the third quarter of fiscal 2000, the market value of the investment exceeded the carrying value at each quarter end. However, by November 30, 2001, the Company believed that the impairment should be considered other than temporary for a number of reasons including: the impairment is very substantial relative to the original purchase price, the impairment has persisted for more than nine months; sufficient time has passed to determine that the market place has not reacted well to FDA approval of Lasersight's new technology. As a result, the Company recorded a total impairment charge of $20.1 million during fiscal 2002.

         With respect to its investment in LaserVision TLC Vision wrote down its investment in LaserVision by $1.8 million in the period prior to the merger, due to an other than temporary decline in its value. Finally, the Company has recorded impairment charges of $2.0 million on its investment in Britton Vision Associates and of $2.2 million on other investments.

         During fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels, close certain under performing centers and eliminating duplicate functions caused by the merger with LaserVision . By the end of the year, this program resulted in total cost for severance and office closures of $8.8 million of which $2.5 million has been paid out in cash and options. All restructuring costs will be financed through the Company's cash and cash equivalents. These restructuring programs will save the Company approximately $9.1 million on an annual basis in future periods.

(a) The Company continued its objective of reducing employee costs in line with revenues. This activity occurred in two stages with total charges of $2.8 million. The first stage of reductions were identified in the second and third quarters of fiscal 2002 and resulted in restructuring charges of $2.2 million all of which had been paid out in cash or options by the end of the fiscal year. This reduction impacted 89 employees of whom 35 were working in laser centers with the remaining 54 working within various corporate functions. The second stage of the cost reduction required the Company to identify the impact of its acquisition of LaserVision on May 15, 2002 and eliminate surplus positions resulting from the acquisition.

     These costs will be paid out by the end of the second quarter of fiscal
     2003.

(b) As part of the Company restructuring subsequent to its acquisition of LaserVision in May 2002, six centers were identified for closure: such centers were identified based on managements earning criteria, earnings before interest, taxes, depreciation and amortization. These closures resulted in restructuring charges of $4.9 million reflecting a write-down of fixed assets of $1.9 million and cash costs of $3.0 million which include net lease commitments (net of costs to sublet and sub-lease income) of $2.7 million, ongoing laser commitments of $0.7 million, termination costs of a doctor's contract of $0.1 million and severance costs impacting 21 center employees of $0.1 million. The lease costs will be paid out over the remaining term of the lease.

(c) The Company also identified four centers where management determined that given the current and future expected procedures, the centers had excess leased capacity or the lease arrangements were not economical. The Company assessed these four centers to determine whether the excess space should be subleased or whether the centres should be relocated. The Company provided $1.0 million related to the costs associated with sub-leasing the excess or unoccupied facilities. A total of $0.3 million of this provision related to non-cash costs of writing down fixed assets and $0.7 million represented net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income that is projected to be generated. The lease costs will be paid out over the remaining term of the lease.

         The following table identifies the allocation of costs for all the component transactions reported as Restructuring and Other Charges:

SUMMARY OF RESTRUCTURING CHARGES
FISCAL 2002
          ($ 000's)



                                                                                                 Cumulative - Draw
                                                Restructuring charges                                  downs
                                      ----------------------------------------                  -------------------
                                                                   Relocation/
                                       Reduction    Closure of       Downsize                                             Accrual
                                      of employee     laser            laser                                           balance as of
                                         costs       centers          centers         Total       Cash    Non-cash     May 31, 2002
                                      ----------------------------------------------------------------------------------------------


   Severances                              2,599           86             --          2,685      2,219        --             466
   Options issued                            222           --             --            222         --       222
   Lease commitments, net of
      sub-lease income                        --        2,048            717          2.765                                2,765
   Termination costs of doctors
      contracts                               --          146             --            146         80        --              66
   Laser commitments                                      652             --            652         --        --             652

        Write-down of Fixed Assets            --        1,949            331          2,280         --     2,280              --


                                        --------      -------       --------      ---------    -------   -------         -------
Total restructuring charges                2,821        4,881          1,048          8,750      2,299     2,502           3,949
                                        ========      =======       ========      =========    =======   =======         =======

         If the above restructuring activities had occurred at the beginning of the year, the impact on the Company's results of operations would have been as follows:


Impact on Fiscal 2002 earnings(1)(2)
Revenue                                                --           2,329              --           2,329
Doctor Compensation                                    --             168              --             168
                                               ----------      ----------      ----------      ----------
Net revenues after doctor compensation                 --           2,161              --           2,161
Expenses:
Operating expenses(1)                               4,928           4,643             624          10,195
Interest and other                                     --              30              --              30
Depreciation of assets                                 --             856              --             856
Amortization of intangibles                            --              --                              --
Reduction in carrying value of assets                  --             175              --             175
                                               ----------      ----------      ----------      ----------
                                                    4,928           5,704             624          11,256
                                               ----------      ----------      ----------      ----------
Loss from operations excluding
      restructuring and other charges              (4,928)         (3,543)           (624)         (9,095)
                                               ==========      ==========      ==========      ==========

Number of centers impacted                            n/a               6               4              10
Number of employees impacted- Center                   35              18              --              53
                                                       54              --              --              54
Corporate
Number of months of operations during
      Fiscal 2002 (2)                                  12              12              12


(1) Costs for the reduction in employees represent annualized cost of employees, that were terminated.

(2) Closure of centers and relocation/downsize of centers occurred effectively at the end of the year and numbers represent the impact that these activities would have on fiscal 2002 results had they occurred at the beginning of the year.

         In August of 2002 the Company continued its objective of reducing employee costs in line with revenues with total charges of $1.1 million, which will be reflected in the first quarter 2003 earnings. This reduction impacted 30 employees of the corporate management and staff. These restructuring programs are expected to save the Company approximately $2.0 million on an annual basis going forward.

         The Company is currently reviewing its space requirements with regards to its international headquarters. No restructuring charge has been made relating to this facility as no decision has been made with regards to the use or disposal of this facility and the Company continues to use this facility for certain functions. Any costs associated with exiting or renegotiating the lease on this facility, which could be material, will be reflected in income in future periods.

Income tax expense decreased to $1.8 million in fiscal 2002 from $2.2 million in fiscal 2001. This decrease reflects the Company's losses incurred in fiscal 2002 offset by the impact of the tax liabilities associated with the Company's investments in profitable subsidiaries that are less than 80% owned and the requirement to reflect minimum tax liabilities relevant in Canada, United States and certain other jurisdictions. As of May 31, 2002, the Company has non-capital losses available for carryforward for income tax purposes of approximately
$81.2 million, which are available to reduce taxable income of future years.

The Canadian losses can only be utilized by the source company whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $23.9 million expire as follows:


Year ended May 31,
2003                                    $2,290
2004                                     1,509
2005                                       831
2006                                       315
2007                                       580
2008                                     9,724
2009                                     8,647

The United States losses of $58.0 million expire between 2012 and 2022. The Canadian and United States losses include amounts of $3.2 million and $14.7 million respectively relating to the acquisitions of 20/20 and BeaconEye, the availability and timing of utilization of which may be restricted.

         The loss for fiscal 2002 was $161.8, million or $4.13 per share, compared to a loss of $37.8 million or $1.00 per share for fiscal 2001. This increased loss primarily reflected the impact of reduced refractive revenues, the reduction in carrying values of capital and intangible assets, the reduction in the carrying value of Goodwill and the write down of investments offset partially by reduced costs and decreased depreciation and amortization. The Company has undertaken initiatives intended to address patient, optometric and ophthalmic industry trends and expectations to improve laser vision correction procedure and revenue volumes. Cost initiatives are targeting effective use of funds and a growth initiative is focusing on the future development opportunities for the Company in the laser vision eye care service industry.

YEAR ENDED MAY 31, 2001 COMPARED TO YEAR ENDED MAY 31, 2000

         Revenues for fiscal 2001 were $174.0 million, which was a 13.5% decrease over fiscal 2000 of $201.2 million. Approximately 93% of total revenues were derived from refractive services as compared to 95% in fiscal 2000.

         Revenues from eye care centers for fiscal 2001 were $161.2 million, which was 15.2% lower than fiscal 2000 of $190.2 million. Approximately 122,800 procedures were performed in fiscal 2001 compared to 134,200 procedures in fiscal 2000. The decrease in procedure volume and the associated reduction of revenue reflects the condition of the laser vision correction industry, which had experienced uncertainty due to a wide range in consumer prices for laser vision correction procedures, the bankruptcies of a number of deep discount laser vision correction companies and the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavourable outcomes from procedures performed at competing centers. Due to the pricing pressures in the industry and the lower procedure prices offered pursuant to discounts associated with the Company's Corporate Advantage Program, the Company's net revenue after doctor compensation, per procedure, for fiscal 2001 declined by 8% in comparison to fiscal 2000.

         In the final quarter of fiscal 2000 and during fiscal 2001, the Company completed practice management agreements with a number of surgeons resulting in an increase in intangible assets to reflect the value assigned to these agreements. These intangible assets are being amortized over the term of the applicable agreements. These agreements have resulted, either directly or indirectly, in lower per procedure fees being paid to the applicable surgeons and a corresponding reduction in doctors' compensation to offset the increased amortization costs. The result was an increase to the net revenue after doctors' compensation per procedure ratio.

         The cost of refractive revenues from eye care centers for fiscal 2001 was $99.9 million, which was 16.8% lower than fiscal 2000 of $120.0 million. This reduction was primarily due to reduced doctors compensation resulting from lower procedure volumes, lower royalty fees on laser usage and lower personnel costs.

         Selling, general and administrative expenses increased to $67.8 million in fiscal 2001 from $66.6 million in fiscal 2000. This reflected increased marketing costs aimed at raising consumer awareness of TLC VISION's brand. In addition, the increased expense was due to increased consulting costs, legal costs and infrastructure costs incurred to support our growth strategy. These costs were partially offset by reductions associated with Corporate Advantage and Third Party Payer programs identified in conjunction with the Company's cost reduction initiatives.

         Interest (income)/expense and other expenses reflected interest revenue from the Company's cash position which resulted from positive cash flow from operations and the result of a public offering in the fourth quarter of fiscal 1999. The lack of any material additions to long-term debt and capital leases on equipment had resulted in reducing interest costs on debt, as the various debt instruments approach maturity. Reduced cash and cash equivalent balances during the year combined with lower interest yields have resulted in lower interest revenues.

         The increase in depreciation expense was largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during fiscal 2000 and 2001. The significant increase in the amortization of intangibles was the result of successfully establishing long-term contractual relationships with a number of surgeons during the final quarter of fiscal 2000 and during fiscal 2001. Goodwill and intangibles are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years. Amortization periods used during fiscal 2001 range from five to fifteen years. In establishing the long-term contractual relationships with these key surgeons, the surgeon in many cases had agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

         Restructuring and other charges (see "Note 20 - Restructuring and Other Charges") in fiscal 2001, reflect decisions that were made to:

         a) cease support of the Company's e-commerce enterprise eyeVantage.com, Inc. ("eyeVantage"). The decision to close activities at eyeVantage was the result of a number of factors including:

                  (i) Increased difficulty by dotcom enterprises to obtain funding due to concerns within the investment community regarding perceived value;

                  (ii) eyeVantage was not able to obtain required financing to continue operations;

                  (iii) eyeVantage was not able to meet expectations on the development of its products and services;

                  (iv) eyeVantage had not established a revenue base sufficient to meet operating requirements or to attract outside investment; and

                  (v) The operating costs on a monthly basis were in excess of $1.0 million and the Company did not feel there was sufficient future value to continue to support eyeVantage operations.

                  The decision to close activities resulted in a restructuring charge of $11.7 million which reflected the estimated impact of the write-down of goodwill of $8.7 million, loss write down of fixed assets of $2.1 million, employee termination costs of $1.7 million representing the termination costs of 29 employees, accounts receivable losses of $0.4 million and $1.1 million of costs incurred in the closing process which included legal, administrative and lease commitment costs. These losses were offset by a gain of $2.3 million resulting from the reduction in the purchase obligation associated with the Optical Options, Inc. acquisition (see "Note 2- Acquisitions - 2001 Transactions - iii").

                  b) reflect potential losses from an equity investment in secondary care activities of $1.0 million. Due to a deteriorating relationship with the operations management team and the Company's strategic decision to withdraw from the management of secondary care practices where possible, the Company transferred its investment to an equity investment in return for a future earnings percentage. The equity investment has not acknowledged a liability to the Company for this investment, and the Company had not received any funds from the equity investment's earnings from the transferred investment. As a result the Company deemed it prudent to provide against the potential loss resulting from the inability to recover value of the investment transferred to the equity investment.

                  c) close three eye care centers for which the Company recorded costs of $1.4 million, sell its ownership in another eye care center, which created a loss of $0.3 million and incurred a cost of $0.1 million to terminate plans to open another eye care center. During fiscal 2001, the Company had undertaken to restructure its operations to eliminate those centers, which were identified as not capable of being profitable. These centers had been impacted by a number of challenges such as:

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

                  e) fully provide for its $0.9 million portfolio investment in Vision America. This investment was deemed to be permanently impaired during fiscal 2001. Subsequent to this decision Vision America filed for bankruptcy and is currently in the process of liquidating its assets. The Company will reflect any amounts recovered from this investment if and when the amount and timing of any amounts to be recovered becomes determinable.

                  f) Accrued for, in the fourth quarter, an award from an arbitration hearing involving TLC VISION Network Services Inc. that was issued against the Company. The cumulative liability arising from the award was $2.1 million, which was fully provided for, in the fourth quarter of fiscal 2001. Payment of this liability was deferred until exploration of all legal alternatives have been completed.

         The following analysis identifies the allocation of costs for all the component transactions reported as Restructuring and Other Charges and identifies the operating impact in fiscal 2001 of those entities, which have been restructured:

Summary of Restructuring and Other Charges
          ($ 000's)                                   Restructuring
                                                      charges
                                          ----------------------------------------------

                                                                           Terminate
                                                        Closure           development
                                                          of     Sale of      of
                                          EyeVantage    laser     laser     laser
                                          .com, Inc.   centers   center     center
                                          ----------  ---------  -------  -----------

      Severances                               1,712         70
      Lease commitments                          808        280                   122
      Legal and Administrative costs             296
      Professional services
      Patient commitments                                    50
      Asset write-downs
          Current assets                         425         86
          Fixed Assets                         2,091        865
          Intangibles                          8,713         34
          Investments and other assets                               160

      Recovery of purchase obligations        (2,380)
      Write off of minority interest                                 130

                                          ==========  =========  =======    ========
Total restructuring and other charges         11,665      1,385      290         122
                                          ==========  =========  =======    ========




          ($ 000's)                                             Other charges

                                          ------------------------------------------------------------


                                                      Impairment     Legal       Potential
                                                       in Vision  arbitration     losses
                                          Consulting   America     settlement    equity re
                                           services   investment    accrual      Investment     Total
                                           ---------  ----------  -----------    ----------   --------

      Severances                                                                                 1,782
      Lease commitments                                                                          1,210
      Legal and Administrative costs                                    2,100                    2,396
      Professional services                    1,600                                             1,600
      Patient commitments                                                                           50
      Asset write-downs                                                                             --
          Current assets                                                                           511
          Fixed Assets                                                                           2,956
          Intangibles                                                                            8,747
          Investments and other assets                       936                        977      2,073

      Recovery of purchase obligations                                                          (2,380)
      Write off of minority interest                                                               130
                                                                                                    --
                                           =========   ========    ========       ========    ========
Total restructuring and other charges          1,600        936       2,100            977      19,075
                                           =========   ========    ========       ========    ========






Impact on Fiscal 2001 earnings
      Revenue                                            21     1,941    1,023        --
      Doctor Compensation                                --       372      158
                                                   --------   -------  -------   -------
      Net revenues after doctor                          21     1,569      865        --
      compensation
      Expenses:
      Operating expenses                              3,011     1,935    1,191
      Interest and other (1)                          1,739       226       22
      Depreciation of assets                            186       395      180
      Amortization of intangibles                       724         3       --
                                                   --------   -------  -------   -------
                                                      5,660     2,559    1,393        --
                                                   --------   -------  -------   -------
      Loss from operations excluding
          Restructuring and other charges           (5,639)     (990)     (528)       --
                                                   ========   =======  =======   =======
      Number of months of operations
      during
          fiscal 2001 (2)                                 5         7       11       n/a

(1) Interest expense at eyeVantage was from funding from affiliated companies, which is eliminated in consolidated reporting.

(2) Reflects weighted average re revenue of three centers being closed

         The $19.1 million for losses from restructuring and other charges consisted of $4.7 million of cash payments for severance, lease costs, consulting services and closure costs and $14.4 million of non-cash charges.

         Income tax expense decreased to $2.2 million in fiscal 2001 from $3.5 million in fiscal 2000. This decrease reflected the Company's losses incurred in fiscal 2001 while including the impact of the tax liabilities associated with the Company's partners in profitable subsidiaries and the requirement to reflect minimum tax liabilities relevant in Canada, United States and certain other jurisdictions.

         Revenues from Other healthcare services activities were $12.8 million in fiscal 2001, an increase of over 16% in comparison to $11.0 million in fiscal 2000. The increase in revenues reflected revenue growth of greater then 25% in the network marketing and management, professional healthcare facility management and hair removal subsidiaries, while revenues in the secondary care management and asset management subsidiaries reflected moderate growth.

         Net loss from Other healthcare services was $18.6 million in fiscal 2001, an increase of over 280% in comparison to a net loss of $4.9 million in fiscal 2000. The loss in fiscal 2001 included a restructuring charge of $11.7 million (2000 - $0) resulting from the decision made by the Company to no longer support the activities of its e-commerce subsidiary eyeVantage.com, Inc. Excluding the impact of the restructuring charge, eyeVantage.com, Inc., generated losses of $5.6 million (2000 - $3.8 million). The loss from the remaining non-refractive activities was $1.3 million, an increase from the loss in fiscal 2000 of $1.1 million. The increased loss in fiscal 2001 was due primarily to increased amortization of intangibles of $0.4 million at the Company's network marketing and management subsidiary resulting from increased goodwill arising from the finalization of the earn-out calculations arising from the Company's 1997 acquisition of this entity (see "Note 14 - Capital Stock - a) Common Stock" and "Note 2 - Acquisition - 2001 Transactions - ii and 2000 Transactions v.").

         The loss for fiscal 2001 was $37.8 million or $1.00 per share, compared to a loss of $5.9 million or $0.16 cents per share for fiscal 2000. This increased loss reflected the impact of extensive losses from the activities in the eye care e-commerce subsidiary, restructuring and other charges, reduced revenues, increased amortization in intangibles and the continuing investment in staff, information systems and marketing.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2002 the Company continued to focus its activities on increasing procedure volumes and reducing costs. Cash and cash equivalents, short-term investments and restricted cash were $52.2 million at May 31, 2002 compared to $55.7 million at May 31, 2001.

         The Company's principal cash requirements include normal operating expenses, debt repayment, and distributions to minority partners, and capital expenditures. Normal operating expenses include doctor compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

         During fiscal 2002, the Company incurred cash expenditures of $9.7 million, relating to the merger with LaserVision. These costs have been included as part of the purchase price.

         During fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels, close certain under performing centers and eliminate duplicate functions caused by the merger with LaserVision. By the end of the fourth quarter, this program resulted in total cost for severance, lease commitments, and office closures of $8.75 million, of which $2.5 million will be paid out in cash.

         The Company accrued a liability of $2.1 million resulting from an arbitration award against the Company in the fourth quarter of fiscal 2001. The Company has deferred payment of this liability until exploration of all legal alternatives have been completed. Under the terms of the arbitration settlement, the Company was required to put $3.0 million in escrow, which is reported as restricted cash, until the legal review process is completed.

         The Company does not see a need to purchase additional lasers during the next 12 to 18 months, however existing lasers may need to upgraded and the Company has access to vendor financing at variable rates or on a per procedure fee basis. The Company expects to continue to have access to these financing options for at least the next 12 months.

         In July 2001, two excimer laser manufacturers reported settling a class action anti-trust case. In August of 2002 LaserVision received approximately $8.0 million from their portion of the settlement and TLC Vision received approximately $7.0 million.

         The Company estimates that existing cash balances, together with funds expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for the next 12 to 18 months.

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES

         Net cash provided by (used for) operating activities decreased by $17.0 million to $(2.0) million of cash used for operating activities for fiscal 2002 from $15.0 million of cash provided by operating activities for fiscal 2001. Net cash used for operating activities of $2.0 million for fiscal 2002 primarily represented cash used for cash earnings (defined as net loss adding back amortization and depreciation, gain or loss on the sale of fixed assets, non-cash reduction in carrying values and restructuring costs, income tax provision and minority interest included as part of net income) of $.9 million for fiscal 2002 as compared to $8.8 million of cash inflow for fiscal 2001. Cash provided by a reduction in accounts receivable of $1.6 million for fiscal 2002 as compared to a reduction of $5.2 million for fiscal 2001, cash provided by an increase in accounts payable of $5.7 for fiscal 2002 as compared to a reduction of $4.7 million for fiscal 2001. Cash provided by net refunds of tax $0.7 million for fiscal 2002 as compared to cash provided by net refunds of tax of $6.1 million for fiscal 2001 and cash provided by a decrease of prepaid expenses and other assets net of liabilities of $0.4 million for fiscal 2002 as compared to a decrease of $1.9 million for fiscal 2001.

CASH USED FOR FINANCING ACTIVITIES

         Net cash used for financing activities changed by $10.5 million for fiscal 2002 to cash used by financing activities of $4.5 million from cash used for financing activities of $15.0 million for fiscal 2001. Net cash used by financing activities for fiscal 2002 primarily represents cash used for payments of debt financing and obligations under capital leases of $7.1 million for fiscal 2002 which was consistent with the $7.1 million for fiscal 2001. Cash used for payments of accrued purchase obligations was nil for fiscal 2002 as compared to payments of $3.6 million for fiscal 2001. Cash used for distributions to non-controlling interests of $3.1 million for fiscal 2002 as compared to $4.9 million for fiscal 2001. Cash used for an increase in the required amount of restricted cash of $0.4 million for fiscal 2002 as compared to a proceed of $0.1 million for fiscal 2001. Cash used for payments related to the purchase and cancellation of capital stock of nil for fiscal 2002 as compared to $0.5 million for fiscal 2001. Cash used in financing activity was partially offset by cash provided by proceeds from debt financing of $5.8 million for fiscal 2002 resulting from the sales-leaseback arrangement regarding the corporate headquarters as described below, compared to $0.2 million for fiscal 2001, and cash provided by the issuance of common stock of $0.3 million for 2002 as compared to $0.7 million for fiscal 2001.

         The international corporate headquarters, which the Company agreed to sell as part of a sale/leaseback transaction, Total consideration received for the sale of the was $6.4 million of which, $5.4 million was cash and a $1.0 million 8.0% note receivable ("Note"). The Note has a seven-year term with the first of four annual payments of $63,000 starting on the third anniversary of the sale and a final payment of $.7 million due on the seventh anniversary of the sale. The lease term related to the leaseback covers a period of 15 years. For accounting purposes, due to ongoing responsibility of TLC VISION for tenant management and administration as well as taking back the above mentioned note as part of the consideration, no sale has been reported. For purpose of financial reporting the cash proceeds of $5.4 million has been presented as additional debt. Subsequent receipt of the note will result in additional debt while lease payments will result in decreasing the debt. Until the Company meets the accounting qualifications of recognizing the sale, the building associated with the sale-leaseback will continue to be depreciated over its initial term of 40 years.

CASH USED FOR INVESTING ACTIVITIES

         Net cash used for investing activities decreased by $34.1 million for fiscal 2002 from a use of cash of $30.5 million in fiscal 2001 to cash provided of $3.6 million in fiscal 2002. Net cash provided by investing activities for fiscal 2002 is primarily due to the acquisition of LaserVision of $7.3 million in connection with the acquisition of LaserVision and proceeds from the sale of short term investments of $6.1 million. For fiscal 2001 short term investments represented a use of cash of $6.1 million. This net increase in cash is offset by cash used for a required increase of restricted cash of $3.0 million for fiscal 2002 resulting from an arbitration award requirement to put the cash in escrow awaiting completion of the exploration of all legal alternatives compared to nil for fiscal 2001, cash used for the purchase of fixed assets of $2.3 million for fiscal 2002 as compared to $10.7 million for fiscal 2001. The Company also has a cash out-flow for acquisitions and investments and other assets (excluding the acquisition of LaserVision) of $5.4 million for fiscal 2002 as compared to $17.3 million for fiscal 2001, offset by cash from the proceeds from the sale of fixed assets, assets under capital lease and investments of $0.1 million for 2002 as compared to $2.5 million for fiscal 2001.

         OTHER BUSINESS SEGMENTS

         TLC VISION made the decision during the second quarter of fiscal 2001 to cease funding the activities of its e-commerce subsidiary eyeVantage.com, Inc. resulting in a significant write-offs and cash costs. Fiscal 2002 does not include losses from operations similar to the $4.0 million reported for fiscal 2001 from eyeVantage.com, Inc. The Company's other investments in non-core activities are currently largely self-sustaining with minimal requirement for funding support. This segment includes activities in secondary care practice management, network management and marketing, asset management, healthcare facility management. The Company continues its efforts to maximize the value of its investments in non-core businesses.

NEW ACCOUNTING PRONOUNCEMENTS

         For a discussion on other recent pronouncements, see note 1, "Summary of Significant Accounting Policies" in the accompanying audited consolidated financial statements and notes thereto.


SUBSEQUENT EVENTS

         On May 16, 2002 the Company agreed to sell the capital stock of its Aspen Healthcare "Aspen" subsidiary to SurgiCare Inc. ("SurgiCare") for a purchase price of $5.0 million in cash and warrants for 103,957 shares of common stock of SurgiCare with an exercise price of $2.24 per share. The purchase price was originally scheduled to be paid as follows: $2.5 million on the closing date of May 30, 2002, and the remaining $2.5 million on or before August 1, 2002, plus 85% of the cash balance on Aspen financial statements as of the closing date. On June 14, 2002, the purchase agreement for the transaction was amended due to the failure of SurgiCare to meet its obligations under the existing agreement. The amendment established a new closing date of September 14, 2002, on which the total purchase price of $5.0 million is to be paid. The amendment also required the purchaser to pay to TLC Vision $0.8 million of cash and 38,000 shares of common stock in SurgiCare valued at $2.00 per share both of which had been received by August 29, 2002.

         On July 25, 2002 the Company entered into a joint venture with Vascular Science Corporation ["Vascular Science"] for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Science applicable to the evaluation, diagnosis, monitoring and treatment of aged related macular degeneration. Accordingly to the terms of the agreement, the Company purchased $3.0 million in preferred stock and has the obligation to purchase an additional $7.0 million in preferred stock in Vascular Sciences if Vascular Science attains certain milestones in the development and commercialization of the product. If Vascular Science fails to achieve a milestone, TLC Vision shall have no further obligations to purchase additional shares. The consideration for the purchase of the $3.0 million in preferred shares included the cancellation of a $1 million promissory owed to TLC Vision by Vascular Science which was issued in April of 2002. Since the technology is in the development stage and has not received Food and Drug Administration approval, the Company will account for this investment as research and development arrangement whereby cost will be expensed as amounts are expanded by Vascular Science. Once commercialization of the product has occurred or Food and Drug Administration approval has occurred the Company will revaluate the accounting treatment of the investment. An aggregate of $1.0 million of the $3.0 million investment has been expensed in fiscal 2002.

         On August 1, 2002 the Company acquired 55% of Rayner Surgery Center for $7.6 million in cash and the option to purchase up to an additional 5% per year for $0.7 million in cash each year. Rayner Surgery Center is an ambulatory surgical care center based in Oxford, Mississippi specializing in cataract surgeries. This acquisition will be accounted for under the purchase method of accounting in the first quarter of 2003.

         In July 2001, two excimer laser manufacturers reported settling a class action anti-trust case. In August 2002 LaserVision received approximately $8.0 million from its portion of the settlement and TLC Vision received $7.0 million from its portion of the settlement. The $8.0 million relating to the activities of LaserVision represents a contingent asset acquired by the Company that has been included in the purchase price allocation as at May 15, 2002 as an other asset. The Company is currently investigating its legal obligations with regards to the amount of this settlement that may need to be paid to the minority interests in the former LaserVision subsidiaries and is awaiting further information and analysis in this regard. However, based on its current review of its obligations, management has included an accrual of $500,000 for its best estimate of the liability that existed at the date of the acquisition. If the additional information with regards to the legal obligations indicates that a different amount should be paid, any adjustment will be recorded as an adjustment to the purchase price allocation.

The $7.0 million relating to the activities of the Company prior to the acquisition represents a contingent gain. Management is also investigating its legal obligations with regards to the amount of this settlement than may need to be paid to the minority interests or the various physicians affiliated or associated with TLC Vision and is awaiting further information and analysis in this regard. The difference between the $7.0 million amount and the amount to be paid to the minority interests and physicians will be recorded as a gain in fiscal 2003.



QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               (thousands of U.S. dollars except per share amounts)
                                                    4th Quarter          3rd Quarter          2nd Quarter           1st Quarter
                                              -------------------    ------------------   -------------------   -------------------

                                                2002       2001       2002      2001        2002       2001       2002       2001
                                              --------   --------    --------  --------   --------   --------   --------   --------

   Revenues                                     38,734     40,063      34,335    47,588     26,658     38,410     35,024     47,945
                                              --------   --------    --------  --------   --------   --------   --------   --------
   Gross Profit                                  9,835     14,953      11,022    19,801      4,128      9,958     11,977     19,278
                                              --------   --------    --------  --------   --------   --------   --------   --------
   Net loss before cumulative effect
     of accounting change                      (99,775)    (5,000)     (6,970)      428    (33,368)   (28,029)    (6,562)    (5,172)
                                              --------   --------    --------  --------   --------   --------   --------   --------
   Net loss after cumulative effect
     of accounting change                     (114,949)    (5,000)     (6,970)      428    (33,368)   (28,029)    (6,562)    (5,172)
                                              --------   --------    --------  --------   --------   --------   --------   --------
   Basic and diluted loss per common share
    --   before cumulative effect of
           accounting change                  $  (2.51)  $  (0.13)   $  (0.18) $   0.01   $  (0.88)  $  (0.74)  $  (0.17)  $  (0.14)
                                              --------   --------    --------  --------   --------   --------   --------   --------
    --   after cumulative effect of
           accounting change                  $  (2.90)  $  (0.13)   $  (0.18) $   0.01   $  (0.88)  $  (0.74)  $  (0.17)  $  (0.14)
                                              --------   --------    --------  --------   --------   --------   --------   --------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These exposures primarily relate to having short-term investments earning short-term interest rates and to having fixed rate debt. The Company views its investment in foreign subsidiaries as long-term commitments, and does not hedge any translation exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


RESPONSIBILITY FOR FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of TLC Vision Corporation have been prepared by management in conformity with accounting principles generally accepted in the United States. The most significant of these accounting policies has been set out in Note 1 to the financial statements. These statements are presented on the accrual basis of accounting. Accordingly, a precise determination of many assets and liabilities is dependent upon future events. Therefore, estimates and approximations have been made using careful judgement. Recognizing that the Company is responsible for both the integrity and objectivity of the financial statements, management is satisfied that these financial statements have been prepared within reasonable limits of materiality.

         During fiscal 2002, the Board of Directors had appointed an Audit Committee consisting of four outside directors. The committee meets during the year to review with management and the auditors any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the independent auditors' report prior to the submission of the financial statements to the Board of Directors for final approval.

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

         Ernst & Young LLP, Chartered Accountants, the Company's external auditors for fiscal 2002, have examined the consolidated balance sheets of the Company as of May 31, 2002 and 2001 and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years in the three year period ended May 31, 2002 and have reported thereon in their August 15, 2002 report.

                          INDEPENDENT AUDITORS' REPORT

To the Directors of TLC Vision Corporation (formerly TLC Laser Eye
Centers Inc.):



We have audited the consolidated balance sheets of TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) as at May 31, 2002 and 2001 and the consolidated statements of loss, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14[A]. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2002 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2002 the Company changed its method of accounting for goodwill and intangible assets with indefinite lives.



Toronto, Canada                                           /s/ ERNST & YOUNG LLP
August 15, 2002.                                          ---------------------
                                                          Chartered Accountants

TLC VISION CORPORATION (FORMERLY TLC LASER EYE CENTERS INC.)
CONSOLIDATED STATEMENTS OF LOSS

(U.S. dollars, in thousands except per share amounts)

                                                                           2002           2001           2000
                                                                        ---------      ---------      ---------

Revenues
     Refractive
          Owned centers                                                 $  50,252      $  78,470      $  97,608
          Management, facility and access fees                             65,656         82,749         92,625
     Other healthcare services                                             18,843         12,787         10,990
                                                                        ---------      ---------      ---------
Total  Revenues (Note 18)                                                 134,751        174,006        201,223
                                                                        ---------      ---------      ---------

Expenses
Cost of revenues
       Refractive
            Owned centers                                                  38,877         55,226         68,439
            Management, facility and access fees                           44,860         44,684         51,549
       Reduction in the carrying value of fixed assets (Note 9)             2,553             --             --
       Other healthcare services                                           11,499         10,106          9,246
                                                                        ---------      ---------      ---------

Total cost of revenues                                                     97,789        110,016        129,234
                                                                        ---------      ---------      ---------

      Gross margin                                                         36,962         63,990         71,989
                                                                        ---------      ---------      ---------

Selling, General and administrative                                        52,475         67,802         66,611
Interest and other  (Note 15)                                                 761         (2,543)        (4,492)

Depreciation of capital assets and assets under
   capital lease  (Note 14)                                                 1,203          2,262          1,932

Amortization of intangibles  (Note 15)                                     10,227         12,543          7,396

Impairment of intangibles (Notes 7 and 8)                                  81,720             --             --

Write down in the fair value of investments and long term
   receivables (Note 6)                                                    26,082             --             --

Restructuring and other charges  (Note 20)                                  8,750         19,075             --
                                                                        ---------      ---------      ---------
                                                                          181,218         99,139         71,447
                                                                        ---------      ---------      ---------
Income (loss) before income taxes and non-controlling interest           (144,256)       (35,149)           542
Income taxes  (Note 16)                                                    (1,784)        (2,239)        (3,454)
Non-controlling interest                                                     (635)          (385)        (3,006)
                                                                        ---------      ---------      ---------
Net loss for the year before the cumulative effect of
accounting change                                                       $(146,675)     $ (37,773)     $  (5,918)

Cumulative effect of accounting change  (Note 1)                          (15,174)            --             --
                                                                        ---------      ---------      ---------
Net loss for the year after the cumulative effect of
accounting change                                                       $(161,849)     $ (37,773)     $  (5,918)
                                                                        =========      =========      =========

Net loss for the year before the cumulative effect of
accounting change per share  - Basic and Diluted                        $   (3.74)     $   (1.00)     $   (0.16)
                                                                        =========      =========      =========
Cumulative effect of accounting change per share - Basic
and Diluted                                                             $   (0.39)            --             --
                                                                        =========      =========      =========

Net loss for the year per share after the cumulative effect of
accounting change - Basic and Diluted                                   $   (4.13)     $   (1.00)     $   (0.16)
                                                                        =========      =========      =========

Weighted average number of common shares outstanding - Basic
and Diluted (in thousands)-                                                39,215         37,779         37,778
                                                                        =========      =========      =========

TLC VISION CORPORATION (FORMERLY TLC LASER EYE CENTERS INC.)


CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

                                                                                   As at May 31,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------

ASSETS
Current assets:
     Cash and cash equivalents (Notes 3, 4 and 19)                         $     45,074      $     47,987
     Short-term investments (Note 4)                                              2,113             6,063
     Accounts receivable (Notes 5 and 19)                                        17,991             9,950
     Prepaid expenses and sundry assets                                          17,006             4,501
                                                                           ------------      ------------
     Total current assets                                                        82,184            68,501
Restricted cash (Notes 3 and 4)                                                   4,988             1,619
Investments and other assets (Note 6)                                             4,505            23,171
Goodwill (Note 7)                                                                53,192            32,752
Practice management agreements (Note 8)                                          18,646            60,050
Deferred contract rights (Note 8)                                                13,468                --
Other intangibles (Note 8)                                                          399                --
Fixed assets (Note 9)                                                            60,158            44,963
Assets under capital lease (Note 10)                                              7,975             7,382
                                                                           ------------      ------------
Total assets                                                               $    245,515      $    238,438
                                                                           ============      ============

LIABILITIES
Current liabilities:
     Accounts payable and accrued liabilities                              $     41,327      $     15,028
     Accrued purchase obligations (Note 2)                                        3,000             3,000
     Accrued restructuring costs (Note 20)                                        4,278               718
     Accrued wage costs                                                           4,769             3,652
     Accrued legal settlements (Note 17)                                          2,318             2,100
     Income taxes payable                                                           640               397
     Current portion of long-term debt (Note 11)                                  6,010             3,826
     Current portion of obligations under capital leases (Note 12)                3,423             2,943
                                                                           ------------      ------------
     Total current liabilities                                                   65,765            31,664
     Long-term debt (Note 11)                                                    12,485             7,032
     Obligations under capital leases (Note 12)                                   2,158             1,281
     Deferred rent (Note 13)                                                        442               617
                                                                           ------------      ------------
     Total liabilities                                                           80,850            40,594
                                                                           ------------      ------------
Non-controlling interest                                                          9,651            10,738
                                                                           ------------      ------------
Commitments and contingencies (Notes 17 and 20)

STOCKHOLDERS' EQUITY
Capital stock:  (Note 14)
Common stock, no par value; unlimited number authorized;                        387,701           276,277
Treasury stock held, not yet cancelled                                           (2,432)
Options and Warrants Equity                                                      11,755               532
Accumulated deficit                                                            (242,010)          (80,161)
Accumulated other comprehensive loss                                                 --            (9,542)
                                                                           ------------      ------------
Total stockholders' equity                                                      155,014           187,106
                                                                           ------------      ------------
Total liabilities and stockholders' equity                                 $    245,515      $    238,438
                                                                           ============      ============


Approved on behalf of the Board:
/s/ ELIAS VAMVAKAS                                  /s/ WARREN S. RUSTAND
Elias Vamvakas, Director                            Warren S. Rustand, Director

TLC VISION CORPORATION (FORMERLY TLC LASER EYE CENTERS INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)



                                                                                     YEARS ENDED MAY  31,
                                                                           ---------------------------------------
                                                                              2002           2001           2000
                                                                           ---------      ---------      ---------
OPERATING ACTIVITIES
Net loss for the year after cumulative effect of accounting change         $(161,849)     $ (37,773)     $  (5,918)
Items not affecting cash
     Depreciation and amortization                                            21,352         27,593         21,688
     Intangible impairment - cumulative effect of accounting change           15,174             --             --
     Intangible impairment                                                    81,720             --            489
     Loss on sale of fixed assets and assets under capital lease               1,136          1,946          1,099
     Deferred income taxes                                                        --             --          1,320
     Write down of fixed assets and investments                               28,635             --             --
     Restructuring and other costs                                             2,503         14,395             --
     Compensation expense                                                        866             --             --
     Non-controlling interest and other                                          107            677          3,786
CHANGES IN NON-CASH OPERATING ITEMS
     Accounts receivable                                                       1,592          5,232            (15)
     Prepaid expenses and sundry assets                                          417          1,891          1,047
     Accounts payable and accrued liabilities                                  5,714         (4,711)         4,153
     Income taxes payable, net                                                   782          6,051         (4,574)
     Deferred rent and compensation                                             (175)          (298)           (44)
                                                                           ---------      ---------      ---------
Cash provided by (used in) operating activities                               (2,026)        15,003         23,031
                                                                           ---------      ---------      ---------
FINANCING ACTIVITIES
Restricted cash movement from financing activities                              (369)           103              8
Proceeds from debt financing                                                   5,788            226            826
Principal payments of  debt financing                                         (4,079)        (2,257)        (2,635)
Payments of accrued purchase obligations                                          --         (3,620)            --
Principal payments of obligations under capital leases                        (3,019)        (4,840)        (5,063)
Contributions from non-controlling interests                                      --             --          2,365
Distributions to non-controlling interests                                    (3,092)        (4,865)        (1,569)
Payments related to the purchase and cancellation of capital stock                --           (481)       (10,365)
Proceeds from issuance of capital stock                                          306            711          2,384
                                                                           ---------      ---------      ---------
Cash used in financing activities                                             (4,465)       (15,023)       (14,049)
                                                                           ---------      ---------      ---------
INVESTING ACTIVITIES
Restricted cash movement from investing activities                            (3,000)            --             --
Purchase of fixed assets and assets under capital lease                       (2,297)       (10,656)       (26,153)
Proceeds from sale of fixed assets and assets under capital lease                 89          2,491            185
Proceeds from the sale of investments and subsidiary                             777          1,117            227
Acquisitions and investments                                                  (5,424)       (17,345)       (56,496)
Cash acquired in Laser Vision Centers, Inc. acquisition                        7,319             --             --
Short-term investments                                                         6,058         (6,063)        26,212
Other                                                                             56            (68)           (24)
                                                                           ---------      ---------      ---------
Cash provided by (used in) investing activities                                3,578        (30,524)       (56,049)
                                                                           ---------      ---------      ---------
Net decrease in cash and cash equivalents during the year                     (2,913)       (30,544)       (47,067)
Cash and cash equivalents, beginning of year                                  47,987         78,531        125,598
                                                                           ---------      ---------      ---------
Cash and cash equivalents, end of year                                     $  45,074      $  47,987      $  78,531
                                                                           =========      =========      =========



(Note 21 discusses non-cash transactions, which are not included in the consolidated statements of cash flows)

                                                                              72
TLC VISION CORPORATION (FORMERLY TLC LASER EYE CENTERS INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(U.S. DOLLARS, IN THOUSANDS)

                                                                            Treasury stock
                                           Common stock        Warrants   ------------------                   Other
                                        -------------------      and      Number of                         Accumulated
                                          Number               Options    Treasury            Accumulated  Comprehensive
                                        of Shares   Amount      Amount     Stock     Amount     deficit    Income (Loss)    Total
                                         (000's)      $           $       (000's)      $           $             $            $
                                         -------   --------    --------   --------   -------  -----------  -------------  ---------

Balance, May 31, 1999                     37,362    269,454          --         --        --     (31,267)     5,936         244,123
Warrants issued                                                     532                                                         532
Shares issued for acquisition                302        728                                                                     728
Value determined for shares
     issued contingent on meeting
     earnings criteria                        --      1,397                                                                   1,397
Shares purchased for cancellation           (710)    (5,162)                                      (5,203)                   (10,365)
Exercise of stock options                     87      1,314                                                                   1,314
Shares issued as remuneration                 44        387                                                                     387
Shares issued as part of the employee
share purchase plan                           65      1,696                                                                   1,696
Reversal of IPO costs, over accrual           --        139                                                                     139
Comprehensive loss
     Net loss                                                                                     (5,918)
     Other comprehensive loss
     Unrealized gains/losses on
     available for-sale securities                                                                          (10,387)
 Total comprehensive loss                                                                                                   (16,305)
                                         -------   --------    --------   --------   -------   ---------   --------       ---------
Balance May 31, 2000                      37,150    269,953         532         --        --     (42,388)    (4,451)        223,646
                                         -------   --------    --------   --------   -------   ---------   --------       ---------
Shares issued for acquisition                832      6,059                                                                   6,059
Shares purchased for cancellation           (108)      (481)                                                                   (481)
Exercise of stock options                     40        125                                                                     125
Shares issued as remuneration                  5         35                                                                      35
Shares issued as part of the employee
share purchase plan                          112        586                                                                     586
Comprehensive loss
     Net loss                                                                                    (37,773)
     Other comprehensive loss
     Unrealized gains/losses on
     available for-sale securities                                                                           (5,091)
 Total comprehensive loss                                                                                                   (42,864)
                                         -------   --------    --------   --------   -------   ---------   --------       ---------
Balance May 31, 2001                      38,031    276,277         532         --        --     (80,161)    (9,542)        187,106
                                         -------   --------    --------   --------   -------   ---------   --------       ---------
Shares issued on acquisition of
LaserVision                               26,617    111,058                                                                 111,058
Value determined for shares
     issued contingent on meeting
     earnings criteria                                   60                                                                      60
Options issued on acquisition                                    11,001                                                      11,001
Treasury stock arising from                                                   (583)   (2,432)                                (2,432)
  acquisition
Exercise of stock options                     10         26                                                                      26
Options issued on termination                                       222                                                         222
Shares issued as part of the employee
  share purchase plan                         85        280                                                                     280
Comprehensive income
     Net loss for the year after the
     cumulative effect of accounting change                                                     (161,849)
     Other comprehensive income
     Unrealized gains/losses on
     available for-sale securities                                                                            9,542
 Total comprehensive loss                                                                                                  (152,307)
                                         -------   --------    --------   --------   -------   ---------   --------       ---------
Balance May 31, 2002                      64,743    387,701      11,755       (583)   (2,432)   (242,010)        --         155,014
                                         =======   ========    ========   ========   =======   =========   ========       =========

TLC VISION CORPORATION (FORMERLY TLC LASER EYE CENTERS INC.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands of U.S. Dollars except per share amounts)

NATURE OF OPERATIONS

TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) and its subsidiaries ("TLC Vision" or the "Company") provides eye surgery services in four core areas. First, the Company owns and manages premium branded refractive eye care centers throughout North America and, together with its affiliated eye doctors, specializes in laser vision correction services to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction surgery is an out-patient procedure that is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. Second, through the Company's subsidiary, Laser Vision Centers, Inc. ("LaserVision"), the Company provides refractive equipment access and services to independent surgeons through either fixed or mobile delivery systems. Third, the Company furnishes independent surgeons with mobile access to cataract surgery equipment and services through Midwest Surgical Services, Inc. Finally, the Company, through OR Partners, Inc. owns and operates ambulatory surgery centers where independent surgeons perform a variety of surgical procedures.

On May 15, 2002, the Company merged with Laser Vision Centers, Inc. ("LaserVision"), and the results of LaserVision's operations have been included in the consolidated financial statements since that date. LaserVision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts. (See Note 2, Acquisitions).

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

The Company's profitability is dependent upon broad acceptance in the United States, Canada, and Europe of laser vision correction as an alternative to existing methods of treating refractive disorders. Broad market acceptance is dependent on many factors including cost, long-term follow-up data and the resulting concerns relating to safety and effectiveness, future regulatory developments and uncertainty in the marketplace caused by the recent bankruptcies occurring in the industry.

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

The provision of medical services entails an inherent risk of potential malpractice and other similar claims. Although the Company does not engage in the practice of medicine, there can be no assurance that claims relating to services provided at the Company's centers or by surgeons utilizing the Company's access services will not be asserted against the Company. The Company currently maintains malpractice insurance that it believes to be adequate both as to risks and amounts. In addition, the surgeons providing medical services at the Company's centers are required to maintain insurance.

The Company's revenues from managing secondary care centers are derived from fees paid by or on behalf of patients to the practices affiliated with the Company. The Company's profitability could be affected by government and private third-party payers seeking to contain healthcare costs by reducing reimbursement rates, lowering utilization rates and negotiating reduced payment schedules with providers of vision care.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. The ownership interests of other parties in less than wholly-owned subsidiaries and partnerships are presented as non-controlling interests. All significant intercompany transactions and balances have been eliminated on consolidation.

The Company does not have an ownership interest in, nor does it exercise control over, the physician practices under its management. Accordingly, the Company does not consolidate physician practices.

Fixed Assets and Assets Under Capital Lease

Fixed assets and assets under capital lease are recorded at cost less accumulated depreciation. Depreciation is provided at rates intended to amortize the assets over their productive lives as follows:


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

Goodwill

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment at least annually and more frequently if circumstances indicate possible impairment.

Upon adoption of SFAS No. 142, the Company determined that there was an impairment of goodwill of $15.2 million at June 1, 2001 related to its reporting units due to the change in methodology of calculating impairment under SFAS No.
142. This amount was recorded as a cumulative effect of accounting change in the income statement in the fiscal year ended May 31, 2002.

Upon adoption of SFAS No. 142, the Company determined that it has no intangible assets of indefinite life.

Intangibles

Intangible assets consist primarily of practice management agreements ("PMAs") and deferred contract rights. PMA's represent the cost of obtaining the exclusive right to manage eye care centers and secondary care centers in affiliation with the related physician group during the term of the respective agreements. Deferred contract rights represent the value of contracts with affiliated doctors to provide basic access and service. PMA's and deferred contract rights are amortized using the straight-line method over the term of the related contract.

Long-lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets. For fixed assets and intangible assets (PMAs, deferred contract rights and other intangibles), the Company assesses the recoverability by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value is charged to operations in the period in which such impairment is determined.


Revenues

Revenue pertaining to Company owned laser centers represents the amount charged to patients at a standard rate for a laser vision correction procedure, net of discounts, contractual adjustments and amounts collected as an agent of co-managing doctors. Revenue pertaining to access service represents the amount charged to the customer based on use. Revenue is recognized when the procedure is performed.

Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized in the period services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period final settlements are determined.

Revenues pertaining to Company managed laser centers represent management fee revenue arising from PMAs with professional corporations that provide laser vision correction procedures and are responsible for billing the patient directly ("PCs"). Under the terms of the practice management agreements, the Company provides management, marketing and administrative services to the PCs in return for a per procedure management fee. Although TLC Vision is entitled to receive the full per procedure management fee, the Company has made it a business practice to reduce the management fee for a portion of any discount or contractual allowance related to the underlying procedure. Net revenue is recognized when the PC performs the procedure.

Approximately 14% of the Company's net revenue is from the Company's other healthcare services which includes management fee revenue from cataract and secondary care practices, network marketing and management, asset management fees, and fees for professional healthcare facility management. Revenues from all sources are recognized as the service or treatment is provided.

Cost of Revenues

The Company incurs costs associated with providing laser correction services and reports them as cost of revenues. Included in this grouping are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs, facility fees as well as center costs associated with personnel, facilities amortization and impairment of center assets.

In Company owned centers, the Company is responsible for engaging and paying the surgeons who provide laser vision correction services and the amounts paid to the surgeons are also reported as a cost of revenue.

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

Cash  and Cash Equivalents

Cash and cash equivalents include highly liquid short-term investments with original maturities of 90 days or less. Cash equivalents are classified as held-to-maturity securities and are carried at amortized cost.

Short-term Investments

Short-term investments, which consist of a corporate bond and a bank certificate of deposit, are classified as held-to-maturity securities and are carried at amortized cost.

Accounting for Stock-based Compensation

Under the provisions of SFAS No. 123, "Accounting for Stock Compensation" ("SFAS 123"), companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") NO. 25, "Accounting for Stock Issued to Employees" (APB 25). However, if the provisions of APB 25 are applied, pro forma disclosure of net income (loss) and earnings
(loss) per share must be presented in the financial statements as if the fair value method had been applied. For all periods presented, the company recognized compensation costs under the provisions of APB 25 and has provided the pro forma disclosure required by SFAS 123.

Marketing Costs

The Company expenses marketing costs as incurred. Marketing expense for the year ended May 31, 2002 was approximately $15.2 million (2001 - $25.6 million). Marketing expenses consist primarily of print, radio and television media costs plus the associated production costs required to create the marketing product.

Foreign Exchange

The unit of measure of the parent holding company and the Canadian operations is the U.S. dollar. The Company's Canadian operations are translated into U.S. dollars using the temporal method. Accordingly, the assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses included in net loss are not material in any year presented.

Net Loss Per Share

The net loss per share was computed using the "Weighted average number of common shares outstanding" during each year. The calculations exclude the dilutive effect of stock options and warrants since their inclusion in such calculation would have been antidilutive. Average shares outstanding during fiscal 2002 were reduced by 32,000 shares to exclude the weighted average effect of 712,500 outstanding shares in escrow related to a previous LaserVision acquisition.

Contingent Consideration

Where the Company has entered into agreements with physicians that allow for contingent consideration based on the physician being able to achieve certain pre-defined targets, an analysis is made to determine whether the contingent consideration will be reflected as an additional purchase price obligation or deemed to be a compensation expense. The accounting treatment if the consideration is deemed to be an additional purchase price payment is to increase the value assigned to PMA's and deferred contract rights and amortize this additional amount over the applicable period as determined by the relevant agreement. Where the contingent consideration is deemed to be compensation the expense is reflected as an operating expense in the periods that services rendered.

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

Derivatives and Hedging Activities

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities"--Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138. "Accounting for certain Derivative Instruments and certain Hedging activities and amendment of FASB No. 133". The Company adopted these standards in fiscal 2002, which had no material impact on the fiscal 2002 financial statements.

Recent Pronouncements

In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. The Company has not yet determined the effect that the adoption of SFAS 143 will have on the business, results of operations, and financial condition of TLC Vision.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations. This Statement supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted for fiscal years starting on or after January 1, 2002. The Company has not yet determined the effect that the adoption of SFAS 144 will have on the business, results of operations, and financial condition of TLC Vision.


In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring) ("EITF 94-3"). SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan. The Company has not yet determined the effect that the adoption of SFAS 146 will have on the business, results of operations, and financial condition of TLC Vision.

2.  ACQUISITIONS

2002 Transactions

Laser Vision Centers, Inc.

On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement") with LaserVision. On May 15, 2002, stockholder and regulatory approvals had been obtained and the Company completed the acquisition of 100% of the outstanding common shares of LaserVision. The merger was effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each issued and outstanding share of LaserVision common stock, which resulted in the issuance of 26.6 million common shares of the Company's common stock. The stock consideration was valued using the average trading price of a TLC Vision share for the two days prior and subsequent to the announcement date. In addition, the Company assumed all the options or warrants to acquire stock of Lasers Vision outstanding at May 15, 2002 and converted these to approximately 8.0 million options to purchase common shares of the Company. (See Note 14, Stockholders' Equity and Options.)

The Company used the purchase method of accounting to give effect to the acquisition and combination of the Company and LaserVision. The total purchase price of the acquisition was 130.6 million consisting of $111.0 million of TLC Vision shares issued to LaserVision shareholders, $9.8 million of costs incurred related to the merger(which include $2.9 million in severance costs relating to a former LaserVision executive). $1.2 million in LaserVision shares already owned by TLC Vision), and $11.0 million representing the fair value TLC Vision options to purchase common shares in exchange for all the outstanding LaserVision options and warrants as of the effective date of the acquisition. Net assets acquired were $130.7 million, which included $86.6 million of goodwill and $14.1 million of other intangible assets. Of the $86.6 million of goodwill, $65.2 million was assigned to the refraction segment and $21.4 million was assigned to the cataract surgery segment. The entire $86.6 million of goodwill is not deductible for tax purposes.

In July 2001, two excimer laser manufacturers reported settling class action anti-trust cases. In August of 2002 LaserVision received approximately $8.0 million from their portion of the settlement. The $8.0 million relating to the activities of LaserVision represents a contingent asset acquired by TLC Vision that has been included in the purchase price allocation as at May 15, 2002 as an other asset. The Company is currently investigating its legal obligations with regards to the amount of this settlement that may need to be paid to the minority interests in the former LaserVision subsidiaries and is awaiting further information and analysis in this regard. However, based on its current review of its obligations, management has included an accrual of $.5 million for its best estimate of the liability that existed at the date of acquisition (See
Note 23, Subsequent Events).

         If additional information with regard to the legal obligations indicates a different amount should be paid, any adjustments will be recorded as an adjustment to the purchase price allocation.

         The Company, with the assistance of a third party evaluator, determined the estimated fair value of the assets acquired and liabilities assumed on May 15, 2002.


         Current assets (includes cash of $7,319)                                                             $32,710

         Fixed assets and assets under capital lease                                                           30,697

         Deposits and other non-current assets                                                                    462

         Intangible assets subject to amortization

                  Deferred contract rights (6.2 year weighted average useful life)         13,658

                  Trade name and service marks (20 year weighted average useful life)         400              14,058
                                                                                      -----------          ----------

         Goodwill

                  Refractive                                                               65,184

                  Other                                                                    21,440              86,624
                                                                                      -----------          ----------


         Total Assets acquired                                                                                164,551
                                                                                                           ==========

         Current liabilities                                                                                   28,374

         Long-term debt                                                                                         2,916

         Capitalized lease obligation                                                                           1,603

         Non-controlling interest                                                                               1,008
                                                                                                           ----------

         Total Liabilities assumed                                                                             33,901

                                                                                                           ----------

         Net Assets acquired                                                                                  130,650
                                                                                                           ==========

         Funded by:

         Issuance of common shares                                                                            111,058

         Less:  TLC Vision ownership of 613,500 shares of LaserVision common stock                             (2,432)
                                                                                                           ----------

                                                                                                              108,626

         Option considerations                                                                                 11,011

         TLC Vision investment in LaserVision                                                                   1,211

         Acquisition costs                                                                                      9,792
                                                                                                           ----------

                                                                                                              130,650
                                                                                                           ==========


Under SFAS 141, the Company is required to disclose pro forma information relating to its acquisition of LaserVision.

If the merger agreement with LaserVision had been completed on June 1, 2000, the unaudited pro forma effects on the consolidated statements of loss for the fiscal years ended May 31, 2002 and 2001 would have been to increase revenues by $99.7 million and $122.7 million respectively, and to increase the net loss for the year, before and after the cumulative effect of an accounting change, by $27.9 million and a decrease in the net loss of $3.8 million respectfully. As a result, the impact of the above changes to net loss, combined with the dilutive effect by the increased number of shares, the loss per share for the fiscal years ended May 31, 2002 and 2001 would have been reduced by $1.02 and $0.45 per share respectfully. Impacting the proforma results for the year ended May 31, 2002 are the following items:

         A. Gain of $7.5 million (See Note 23, Subsequent Events) has been included representing amounts accrued for the settlement of a class action anti-trust case involving two laser manufacturers.

         B. Expenses of $6.3 million relating to the pending merger with the Company

         C.       Impairment charges of:

                  i)       $20.6 million relating to goodwill;

                  ii)      $4.7 million relating to deferred contract rights;
                           and

                  iii)     $1.8 million relating to asset impairments



The above unaudited pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the merger had occurred on June 1, 2000, nor is it necessarily indicative of the results of operations which may occur in the future. Anticipated efficiencies from the combination have been excluded from the amounts included in the pro forma information.

         Other Acquisition Related Activities

         In fiscal 2002, the Company advanced $1.0 million to Tracey Technologies, LLC to support the development of laser scanning technology.

This advance will be used to further develop this technology and accordingly was accounted for as research and development costs and was expensed in fiscal 2002. Additionally, the Company advanced $1.0 million in return for a two-year subordinated convertible promissory note bearing interest at 10% to Occulogix Corporation ("Occulogix") for the purposes of pursuing commercial application of technology applicable to the evaluation, diagnosis, monitoring and treatment of aged related macular degeneration. Subsequent to the year end, the Company entered into a joint venture with Vascular Science Corporation (see Note 23 - Subsequent events), a company related to Occulogix and the Company has invested a further $2.0 million subsequent to year end. The $1.0 million advanced in fiscal 2002 has been accounted for as research and development costs and has been expensed in fiscal 2002.

2001 Transactions

         The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates:

         On August 21, 2000, the Company purchased 100% of the membership interests in Eye Care Management Associates, LLC ("Eye Care Mgmt. Assoc., LLC") in exchange for $4.0 million in cash, 295,165 common shares of the Company with a value of $1.9 million and amounts contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to the Membership Purchase Agreement. Contingent amounts have been deemed to be compensation of the physicians associated with Eye Care Mgmt. Assoc., LLC. In fiscal 2001 and 2002 no expense for contingent amounts have been reflected as the applicable pre-determined targets had not been achieved.

         During fiscal 2001, an additional 536,764 common shares of the Company, valued at $4.2 million, were issued to the sellers of The Vision Source, Inc. to reflect the final payment of contingent consideration which was determined to be payable during fiscal 2000 and which had been accrued for at May 31, 2000.


         During fiscal 2001, eyeVantage.com, Inc., an 83% owned subsidiary of the Company, paid $3.0 million to fully satisfy an outstanding note payable which arose from the fiscal 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Optical Options, Inc., in exchange for shares of eyeVantage.com, Inc. with a value of $6.0 million, which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to issue two notes in favor of the sellers for $3.0 million each, the first of which was satisfied in fiscal 2001 and the second of which was disputed. During fiscal 2001, the Company accepted a proposal to reduce the purchase obligation on the second note from $3.0 million to then $0.6 million which was paid in fiscal 2001.

         During fiscal 2001, eyeVantage.com, Inc., did not make the initial installment on a $3.0 million obligation which arose from the 2000 transaction in which eyeVantage.com, Inc. acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for a commitment to issue shares of Eye Vantage for shares of eyeVantage.com, Inc. with a value of $3.0 million which were to be issued in connection with a proposed public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed, the Company was required to make eight equal quarterly installments equaling $3.0 million, the first of which was due on June 30, 2000. The June 30th payment was not made and future installments are currently under dispute.

         On March 2, 2001, the Company acquired certain assets and liabilities of a Maryland Professional Corporation ("Maryland PC") for $10.0 million in cash and notes payable of a further $10.0 million to be paid in four equal instalments of $2.5 million on the first four anniversary dates of the transaction. These notes payable do not carry an interest rate and as such have been discounted at a rate of 9% with the resulting $8.1 million being reported as long-term debt for financial reporting purposes. The first instalment was paid in 2002.

The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                                                 Eye Care
                                                 Maryland          Mgmt.
                                                    PC          Assoc., LLC         Other             Total
                                               ------------     ------------     ------------      ------------

Current assets (including cash of $0)          $         50     $         --     $        501      $        551
Fixed assets                                            150               --               --               150
Goodwill                                                 --               --               77                77
Practice management agreements                       18,149            5,964            1,440            25,553
Non-controlling interest                                 --               --           (1,314)           (1,314)
                                               ------------     ------------     ------------      ------------
                                               $     18,349     $      5,964     $        704      $     25,017
                                               ------------     ------------     ------------      ------------

Funded by:
Issuance of common shares                      $         --     $      1,860               --      $      1,860
Contribution of cash                                 10,000            4,000              587            14,587
Notes payable                                         8,099               --               --             8,099
Common shares to be issued                               --               --               --                --
Acquisition costs                                       250              104              117               471
                                               ------------     ------------     ------------      ------------
                                               $     18,349     $      5,964     $        704      $     25,017
                                               ============     ============     ============      ============

2000 Transactions

The following acquisitions have been accounted for by the purchase method and the results of operations have been consolidated from the respective purchase dates:

On June 30, 1999, the Company made a capital contribution of $1.0 million representing a 50.1% interest in TLC USA LLC, the operating company, for activities of a strategic alliance with a subsidiary of Kaiser Permanente with the intention to initially own and operate three eye care centers in California and to eventually develop additional centers in markets in the United States where Kaiser Permanente has a significant presence.

On July 8, 1999, the Company acquired 50.1% of the operating assets and liabilities of Laser Eye Care of California, LLC with an investment of $11.2 million in cash and certain operating assets and liabilities of the Company's two California eye care centers. Additional amounts were payable contingent upon achieving certain levels of profit. At December 31, 1999, at the completion of the earn-out period, the required levels of profit were met and an additional payment of $6.0 million was made to complete the transaction.

On August 18, 1999, the Company acquired the laser vision correction assets of Laser Vision Consultants of Albany, P.L.L.C. in exchange for $1.0 million cash and 30,000 common shares with a value of $0.7 million.

On December 17, 1999, eyeVantage.com, Inc., acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for $0.7 million in cash, the assumption of $0.3 million of liabilities and a commitment to issue shares with a value of $3.0 million in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. The value of $3.0 million of shares was converted to non-interest bearing payable as a result of the public offering not being completed within the guidelines set by the acquisition agreement. (See "Acquisitions")

On December 31, 1999, the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed. 210,902 shares of the Company with a value of $1.4 million as determined by the acquisition agreement were released from escrow to the sellers of The Vision Source, Inc.

On January 11, 2000, eyeVantage.com, Inc., an 83% subsidiary of the Company, acquired the operating assets and liabilities of Optical Options, Inc. in exchange for shares with a value of $6.0 million in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed within the guidelines set by the acquisition agreement, the Company was required to issue two notes payable to the sellers for $3.0 million each. During 2001, these amounts were renegotiated (See "2. Acquisitions - 2001 Acquisitions - iii.").

On February 15, 2000, the Company acquired the membership interests of New Jersey Practice Management LLC for $2.8 million in cash and amounts contingent upon future events. $0.6 million was being held in escrow for a period of one year subject to an adjustment of the purchase price determined by completion of the earn-out period and calculation of a contingent amount. In fiscal 2002, approximately $0.3 million in cash was paid in settlement of this obligation, relinquishing the Company from any further commitments. On March 31, 2000, the Company acquired certain assets of a physician's practice located in the state of New York ("New York Practice") in exchange for $11.9 million in cash and common shares with a value of up to $3.0 million contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to an Administrative Services Agreement. In fiscal 2001, contingent amounts of $0.3 million have been reported as operating expenses, based on pre-determined targets being achieved pursuant to the Administrative Services Agreement, and are payable at a future date.

On May 8, 2000, the Company acquired an 80% membership interest in Laser Eye Care of Torrance, LLC in exchange for $3.2 million in cash through Laser Eye Care of California, LLC, a 50.1% subsidiary of the Company.

The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                              Laser Eye
                                               Care of      New York
                                             California     Practice      Other         Total
                                             ----------     --------     --------      --------
Current assets (including cash of $1,137)     $    153      $     --     $  1,102      $  1,255
Fixed assets                                       284            --          564           848
Assets under lease                               1,807            --           --         1,807
Goodwill                                            --            --       15,588        15,588
Practice management agreements                  16,852        12,006        7,802        36,660
Current liabilities                               (146)           --         (913)       (1,059)
Long-term debt                                      --            --         (280)         (280)
Obligations under capital leases                (1,607)           --           --        (1,607)
Non-controlling interest                          (868)           --       (1,078)       (1,946)
                                              --------      --------     --------      --------
                                              $ 16,475      $ 12,006     $ 22,785      $ 51,266
                                              --------      --------     --------      --------

Funded by:
Issuance of common shares                     $     --      $     --     $  2,125      $  2,125
Contribution of cash                            16,000        11,860        7,445        35,305
Notes payable                                       --            --        9,000         9,000
Common shares to be issued                          --            --        4,056         4,056
Acquisition costs                                  475           146          159           780
                                              --------      --------     --------      --------
                                              $ 16,475      $ 12,006     $ 22,785      $ 51,266
                                              ========      ========     ========      ========

3. CASH AND CASH EQUIVALENTS

                                                   2002              2001
                                                  -------          -------
Cash and cash equivalents                         $45,074          $47,987
                                                  =======          =======


The Company has a banking facility of approximately $3.9 million (2001 - $0.7 million) available for posting letters of guarantee, under terms whereby the Company must maintain a similar minimum amount in its bank account as a collateral deposit. As of May 31, 2002, $3.4 million (2001 - $0.5 million) of this facility has been utilized. Excluded from cash and cash equivalents are collateral deposits of $3.9 million (2001 - $0.7 million).

4. MARKETABLE SECURITIES

The Company's marketable securities by type of security, contractual maturity and classification in the consolidated balance sheets are as follows:

                                                       2002        2001
                                                      -------     -------
Type of security
U.S. dollar corporate debt                            $ 1,027     $17,220
U.S. dollar fixed deposit                              33,073      29,421
Cdn. dollar fixed deposit                               4,053         689
                                                      -------     -------
                                                      $38,153     $47,330
                                                      =======     =======

Contractual maturity
Maturing in one year or less                          $38,153     $45,711
Maturing after one year through three years                --       1,619
                                                      -------     -------
                                                      $38,153     $47,330
                                                      =======     =======

Classification in the consolidated balance sheets
Cash equivalents                                      $31,052     $39,648
Short-term investments                                  2,113       6,063
Restricted cash                                         4,988       1,619
                                                      -------     -------
                                                      $38,153     $47,330
                                                      =======     =======

5.  ACCOUNTS RECEIVABLE

                                                  2002        2001
                                                -------     -------
Refractive
     Due from physician owned companies and
         physicians                             $11,535     $ 5,225
     Due from patients /third parties               197         557
Non-refractive                                    5,540       2,230
Other                                               719       1,938
                                                -------     -------
                                                $17,991     $ 9,950
                                                =======     =======

Non-refractive accounts receivable primarily represent amounts due from a professional corporation for secondary care management services, amounts due from healthcare facilities for professional healthcare facility management fees and outstanding fees for network marketing and management services.

Other accounts receivable include interest receivable, insurance premium refunds, technical fees receivable, amounts due from transfer agent, amounts receivable from sale of lasers and other receivables not directly applicable to the provision of laser vision correction services at TLC Vision owned or managed centers.

6. INVESTMENTS AND OTHER ASSETS

                           2002        2001
                          -------     -------
Portfolio investments     $ 3,238     $17,649
Long-term receivables         370       4,153
Other                         897       1,369
                          -------     -------
                            4,505      23,171
                          =======     =======

(i)

Portfolio investments consist of investments in companies where the Company does not exercise significant influence. As at May 31, 2001 the carrying value of these investments had been reduced by $9.5 million reflecting the reduced market value of these investments that were considered available for sale at that date. As these declines in market value were considered temporary, this reduction was reflected as a component of comprehensive income (loss) and was included as a separate component of shareholders' equity as at May 31, 2001. During fiscal 2002, as a result of continued declines in market value, the Company considered these investments to be impaired on an other than temporary basis, and as a result reduced the carrying value by a further $13.2 million and recorded a charge to income in fiscal 2002 of $22.7 million. The majority of this writedown, approximately $20.1 million, relates to the Company's investment in LaserSight Incorporated, a publicly traded United States manufacturer of excimer lasers, microkeratomes and microkeratome blades with limited approval for its excimer laser.

Included in portfolio investments as at May 31, 2001, was an investment in LaserVision common shares with a carrying value of $3.0 million which were acquired in anticipation of the merger which was completed during fiscal 2002. During 2002, the decline in the value of these shares of $1.8 million prior to the completion of the merger, was included as a component of the charge to income as described above. The carrying value and fair value of these shares of $1.2 million on May 15, 2002 was included as a component of the cost of the acquisition (see Note 2, Acquisition).



(ii)

Long-term receivables consist of advances to service providers and other companies. The Company had advanced total funding of $2.3 million at May 31, 2002 (2001-$2.3 million) to a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The advanced funds bear interest at a rate of 8% and are due in fiscal 2005. At May 31, 2002, the carrying value of the advanced funds has been reduced by $0.2 million (2001
- $0.2 million), representing the Company's proportionate share of this secondary care service provider's losses in excess of the Company's original investment which has been included as an equity loss and recorded as a component of general and administrative expenses. Additionally, the Company feels that the ability of this secondary care service provider to repay this note is in doubt and therefore has recorded an additional provision during 2002 of $2.0 million representing 86.7% of the outstanding note. The remaining balance of $0.3 million reflects the approximate amount due over the next 12 months. The Company does not provide management services to this entity.

In fiscal 2000, the Company leased laser equipment to a refractive care service provider, in which one of the Company's minority interest partners is a significant shareholder, as part of a long-term laser lease arrangements for approximately $0.8 million. In fiscal 2002, the refractive care service provider returned the equipment to the Company due to its inability to pay the lease payments. Ownership of the lasers has been returned to the Company. These lasers were subsequently written down to $75,000 each (see Note 9, Fixed Assets).

During fiscal 2000, the Company advanced $1.0 million to this same party in exchange for a convertible subordinated term note bearing interest at the current LIBOR rate and maturing on July 1, 2002. The note is convertible into 37,500 membership units which represents approximately 38% of the company. The Company does not provide management services to this entity. The Company wrote off the full amount of the lease payments receivable. The Company feels that the ability of this refractive service provider to repay the note is also in doubt and therefore has recorded a provision during fiscal 2002 for the full amount of the note of $1.0 million.

As at May 31, 2002, the Company is owed amounts of approximately $0.3 million in connection with investments and relationships with unrelated doctors groups. A portion of these receivables are past due and the remainder is due over the next 10 months. These amounts bear interest at rates ranging from prime to 8.75%. As a result of the non-payment of instalments that were due on these amounts during 2002, the collectibility of these amounts is in doubt and management has established an allowance for doubtful accounts for these amounts during fiscal 2002.


(iii)


In fiscal 2001, the Company incurred costs of $0.8 million in connection with the pending purchase of LaserVision. On May 15, 2002, this amount was included in the purchase price of LaserVision (see Note 2, Acquisitions).

Other long-term assets include investments in companies where the Company can exercise significant influence over the companies. These investments are recorded using the equity method of accounting. Also included in other assets are long-term deposits.

A summary of writedowns of investments and other assets during fiscal 2002, is as follows:

Writedown of portfolio investments     $22,731
Writedown of long-term receivables       3,351


Total                                  $26,082
                                       =======

7. GOODWILL

         Effective June 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life.

The Company's net goodwill amount by reported segment, with their respective impairment charges are as follow:

                                                            2002                                     2001
                                           -------------------------------------     -------------------------------------
                                           Refractive      Other         Total       Refractive      Other          Total
                                           ----------     --------      --------     ----------     --------      --------
Goodwill, opening net of
amortization of $10,389 (2001
$ 7,709)                                      23,691         9,061        32,752      $ 25,945      $ 19,366      $ 45,311
Additions on acquisition of LaserVision       65,184        21,440        86,624            --            --            --
Additions in the year                             --            --            --            97            20           117
Amortization during the year                      --            --            --        (2,351)       (1,433)       (3,784)
Adjustments during the year                       --          (330)         (330)           --        (8,892)       (8,892)
Impairment reported - transitional (i)       (14,668)         (506)      (15,174)           --            --            --
Impairment reported - operational (ii)       (38,665)      (12,015)      (50,680)           --            --            --
                                            --------      --------      --------      --------      --------      --------

Goodwill net of impairment charges          $ 35,542      $ 17,650      $ 53,192      $ 23,691      $  9,061      $ 32,752
                                            ========      ========      ========      ========      ========      ========

(i) The Company completed a transitional impairment test to identify if there was potential impairment to the goodwill as at June 1, 2001. To determine the amount of the impairment at June 1, 2001 the Company utilized the assistance of an independent outside appraiser who used a fair value methodology based on budget information to generate representative values of the future cash flows attributable to each reporting unit. This differs from the undiscounted cash flow methodology utilized by the Company to assess recoverability of goodwill in prior years. The Company determined the impairment in goodwill that existed at June 1, 2001, was $15.2 million which has been charged the income in fiscal 2002 as a charge to income as a cumulative effect of a change in accounting principle.

(ii)The Company has selected May 31 as the date it will perform its annual impairment test, and has determined that there was a further impairment of goodwill during 2002 of $50.7 million which has been recorded as a charge to income during the year. This charge is comprised of $45.9 million which relates to the goodwill attributable to reporting units acquired in the LaserVision acquisition and $4.8 million relating to goodwill attributable to reporting units acquired in prior years.

A reconciliation of net income as if SFAS 142 has been adopted at the beginning of the fiscal year is presented below for the year ended May 31, 2002 and 2001.

                                                 Year ended May 31
                                           ----------------------------
                                               2002             2001
                                           -----------      -----------
Reported net loss for the year             $  (146,675)     $   (37,773)
Add back goodwill amortization                      --            3,784
Adjusted net loss for the year             $  (146,675)     $   (33,989)

Basic loss per share:
     Reported net loss for the year        $     (3.74)     $     (1.00)
     Goodwill amortization                          --             0.10

      Adjusted net loss for the year       $     (3.74)     $     (0.90)

Fully diluted loss per share:
      Reported net loss for the year       $     (3.74)     $     (1.00)
      Goodwill amortization                         --             0.10
      Adjusted net loss for the year       $     (3.74)     $     (0.90)

8. PRACTICE MANAGEMENT AGREEMENTS, DEFERRED CONTRACT RIGHTS AND OTHER
   INTANGIBLES

         The Company's net intangible assets, consists of PMAs, deferred contract rights and other intangibles and are net of amortization and any related impairment charges are as follows.

                                                      2002                                      2001
                                      -------------------------------------     -------------------------------------
                                      Refractive      Other         Total       Refractive      Other         Total
                                      ----------     --------      --------     ----------     --------      --------
Practice management agreements
(net of amortization of
$14,528,000 (2001 - $5,969,000))       $ 55,550      $  4,500      $ 60,050      $ 39,100      $  4,886      $ 43,986
Additions in the year                        --             6             6        24,823            --        24,823
Amortization in the year                 (9,760)         (398)      (10,158)       (8,393)         (386)       (8,759)
Terminated during the year                 (212)           --          (212)           --            --            --
Impairment reported                     (31,040)           --       (31,040)           --            --            --
                                       --------      --------      --------      --------      --------      --------
Practice management agreements net
of impairment charges and
amortization                             14,538         4,108        18,646        55,550         4,500        60,050
                                       ========      ========      ========      ========      ========      ========
Deferred contract rights (net of
amortization of $190 (2001 - nil))           --            --            --            --            --            --
Additions in acquisition of Laser
Vision                                    9,818         3,840        13,658            --            --            --
Amortization in the year                   (190)           --          (190)           --            --            --
                                       --------      --------      --------      --------      --------      --------
Deferred contract rights                  9,628         3,840        13,468            --            --            --
                                       ========      ========      ========      ========      ========      ========
Other intangibles (net of
amortization of $1 (2001 - nil))             --            --            --            --            --            --
Additions in acquisition of Laser
Vision                                      400            --           400            --            --            --
Amortization in the year                     (1)           --            (1)           --            --            --
                                       --------      --------      --------      --------      --------      --------
Other intangibles                           399            --           399            --            --            --
                                       ========      ========      ========      ========      ========      ========
Intangible assets, net                 $ 24,565      $  7,948      $ 32,513      $ 55,550      $  4,500      $ 60,050
                                       ========      ========      ========      ========      ========      ========


        Included in the cost of revenue is $0.1 million in amortization of intangible assets.

         During the fiscal year, the Company acquired LaserVision which included intangible assets with regards to deferred contract rights of $13.7 million and other intangible assets of $0.4 million.

         Intangible assets arising from PMAs were reviewed for impairment using an undiscounted cash flow methodology based on budgets prepared for future periods. The refractive industry has experienced reduced procedure volumes over the last two years as a result of increased competition, customer confusion, and a weakening in the North American economy. This reduction in procedures has occurred at practices the Company has purchased and as a result revenues are lower than anticipated when initial purchases prices and resulting intangible values were determined. The result of an initial review indicated that on an undiscounted basis all of the refractive PMAs were impaired and a further fair value analysis based on the present value of future cash flows were completed to determine the extent of the impairment. This further review resulted in an impairment charge of $31.0 million which was reported in operating loss for the year ended May 31, 2002.

         The weighted average amortization period for PMAs is 9.3, deferred contract rights is 6.2 years, and other intangibles is 20 years.

         The approximate estimated aggregate amortization expense for the next five years is as follow:

Year ended May 31,                      $
------------------                    ------
2003                                  6,500
2004                                  6,500
2005                                  4,100
2006                                  3,900
2007                                  3,900
Thereafter in total                   7,600

9.  FIXED ASSETS

                                                2002                     2001
                                      -----------------------   -----------------------
                                                 Accumulated               Accumulated
                                        Cost     Depreciation     Cost     Depreciation
                                      --------   ------------   --------   ------------
Land and buildings                    $  9,297     $    932     $ 10,647     $    750
Computer equipment and software         14,109       12,014       13,492       10,929
Furniture, fixtures and equipment       10,270        4,787        7,781        3,933
Laser equipment                         28,456        8,718       13,380        6,001
Leasehold improvements                  23,252       15,484       25,637       12,942
Medical equipment                       19,764        7,639       14,924        6,807
Vehicles and other                       4,814          230          828          364
                                      --------     --------     --------     --------
                                       109,962     $ 49,804       86,689     $ 41,726
Less accumulated depreciation           49,804                    41,726
                                      --------                  --------
Net book value                        $ 60,158                  $ 44,963
                                      ========                  ========

         Certain fixed assets are pledged as collateral for certain long-term debt, and capital lease liabilities.

         The Company has recorded a reduction in the carrying value of capital assets of $2.6 million, within the refractive segment, reflecting a write down of certain of the Company's lasers produced by VISX to a value of $75,000 each, while those produced by LaserSight were written off in full. These lasers do not represent the most current technology available and the Company has made the decision to write the lasers down to current market value and will evaluate the best option for utilization, upgrade or disposal of these lasers.

         In 2002, the Company completed a sale-leaseback transaction for its Canadian corporate headquarters. Total consideration received for the sale was $6.4 million which was comprised of $5.4 million cash and a $1.0 million 8.0% note receivable ("Note"). The Note has a seven-year term with the first of four annual payments of $63,000 starting on the third anniversary of the sale and a final payment of $0.7 million due on the seventh anniversary of the sale. The lease term related to the leaseback covers a period of 15 years. For accounting purposes, due to ongoing responsibility for tenant management and administration as well as receiving the Note as part of the consideration for the sale, no sale has been reported. For purpose of financial reporting, the cash proceeds of $5.4 million has been presented as additional debt. The four annual payments, upon receipt, will result in additional debt while lease payments will result in decreasing the debt and interest expense. Until the Company meets the accounting qualifications for recognizing the sale, the building associated with the sale-leaseback will continue to be depreciated over its initial term of 40 years.

         The Company is currently reviewing its space requirements with regards to this facility. No restructuring charges has been made relating to this facility as no decision has been made with regards to the use or disposal of this facility and the Company continues to use this facility for certain functions. Any costs associated with exiting or renegotiating the lease on this facility, which could be material, will be reflected in income in future periods.

10. ASSETS UNDER CAPITAL LEASE

                                                  2002                         2001
                                        ------------------------    ------------------------
                                                    Accumulated                 Accumulated
                                         Cost       Depreciation     Cost       Depreciation
                                        -------     ------------    -------     ------------
Computer equipment and software         $   162       $   162       $   162       $   162
Furniture, fixtures and equipment           632           476           598           340
Laser equipment                          12,942         7,508        12,930         6,899
Medical equipment                         2,978         1,744         2,639         1,546
Mobile equipment                          1,166            15            --            --
                                        -------       -------       -------       -------
                                         17,880       $ 9,905        16,329       $ 8,947
Less accumulated depreciation             9,905                       8,947
                                        -------                     -------
Net book value                          $ 7,975                     $ 7,382
                                        =======                     =======

11.  LONG-TERM DEBT

                                                                           2002          2001
                                                                          -------       -------
Term loans
     Interest at 8%, due September 2001, payable to affiliated
       physicians                                                         $    --       $    32
     Interest at 10.5% and 12%, due through December 2003 and October
       2005, payable to lessor                                                 62            --
     Interest at 3.11%, due through June 2004, payable to vendor            6,061
     Interest imputed at 9.00%, due in three payments in March 2003
       -2005, payable to affiliated doctor relating to practice
       acquisition (see Note 22, Related Party Transactions)                5,806         8,099
     Interest imputed at 6.25%, due through October 2016,
       collateralized by building and payable in Canadian dollars
       of $8.6 million                                                      5,447            --
     Interest ranging from Prime to 12% (2001 - 5.75% to 12%), due
       August 2002 to October 2016, collateralized by equipment             1,119         2,727
                                                                           18,495        10,858
                                                                          -------       -------
     Less current portion                                                   6,010         3,826
                                                                          -------       -------
                                                                          $12,485       $ 7,032
                                                                          =======       =======

Aggregate minimum repayments of principal for each of the next five years and thereafter are as follows:

2003                             $  6,010
2004                                5,104
2005                                2,315
2006                                  332
2007                                  359
Thereafter                          4,375

12. OBLIGATIONS UNDER CAPITAL LEASES

The Company's capital leases expire between 2003 and 2006 and include imputed interest at rates ranging from 4.8% to 14.0%. The majority of capital leases are denominated in U.S. dollars and represent leases for lasers and medical equipment. The capitalized lease obligations represent the present value of future minimum annual lease payments as follows:

                                2002
                               ------

2003                           $4,058
2004                            1,000
2005                              669
2006                              247
                               ------
                                5,974
Less interest portion             393
                               ------
                                5,581
Less current portion            3,423
                                2,158
                               ------
                               $2,158
                               ======

13. DEFERRED RENT


Deferred rent represents the benefit of operating lease inducements which are being amortized on a straight-line basis over the related term of the lease.

14. STOCKHOLDERS' EQUITY AND OPTIONS

The Company's Stockholders' Equity as of May 31, 2002 consists of Common Stock, Treasury Stock, Option and Warrants and an Accumulated Deficit.

Common Stock and Treasury Stock

Common stock has no par value and an unlimited number of shares are authorized. As of May 31, 2002, 64,742,973 shares were issued of which 582,825 were held as Treasury stock. There were 64,160,148 net shares outstanding as of May 31, 2002. The Treasury Stock resulted when the Company acquired LaserVision and the portfolio investment in LaserVision common stock was converted to shares of the Company's common stock. The shares of Treasury Stock have not been cancelled and could be reissued. From November 1999 to September 2000, the Company repurchased 803,000 shares of common stock at an average market price of $13.52 per share. These treasury shares were subsequently cancelled.

During fiscal 1999, the Company introduced an employee share purchase plan to facilitate the ownership of the Company's common shares by its employees. Employee purchases are supplemented annually by an additional 25% contribution by the Company which is expensed.

During fiscal 2002, 2001, and 2000, including the company's contribution, employees acquired approximately 85,000, 12,000 and 65,000 shares, respectively, through this plan.

In connection with the acquisition of The Vision Source, Inc., the Company released 210,902 shares from escrow during fiscal 2000 which had a value of $1.4 million based on market prices at the time of settlement. An additional 536,764 shares valued at $4.2 million were issued during fiscal 2001.

In August 2000, the Company purchased the membership interests in Eye Care Management Associates, LLC in exchange for cash, contingent consideration and 295,165 common shares of the Company with a value of $1.9 million. (See Note 2, Acquisitions).

On May 15, 2002, the Company completed the merger transaction with LaserVision by issuing 26,616,647 shares of the Company's common stock (including 582,825 now held as treasury shares) in exchange for all of the outstanding shares of LaserVision. Each share of LaserVision was converted into .95 shares of the Company's common stock. These newly issued shares include 712,500 shares held in escrow in conjunction with a 2001 acquisition by LaserVision and could be returned to the Company under certain conditions. These escrowed shares were excluded from the average shares outstanding calculation. (See Note 2, Acquisitions).

Option and Warrants

In January 2000, the Company issued 100,000 warrants with an exercise price of $13.063 per share to an employee benefits company as consideration. These warrants are not transferable, vest over periods up to three years and expire after five years. Using the Black-Scholes option pricing model (assumptions - five year life, volatility of .35, risk free rate of return 6.35%, no dividends), a $0.5 million fair value was assigned to these warrants which is being amortized over the vesting periods. As of May 31, 2002, $40,000 remains to be amortized.

The 7,518,711 options issued in connection with the LaserVision merger had a fair value of $9.7 million using the Black-Scholes options pricing model (assumptions - .02 years to 5 year estimated lives, volatility of .74, risk free rates of returns 3.34% to 3.72%, no dividends, market price of $4.1725 on the date the merger was announced in August 2001, exercise prices ranging from $1.713 to $8.688 per share). The $11.0 million total value of these former LaserVision options, which includes 500,000 fully vested ten-year TLC Vision options issued directly to the former Chairman and CEO of LaserVision, were part of the purchase price for LaserVision. The 500,000 TLC Vision options had a fair value of $1.3 million using the Black-Scholes options pricing model (assumptions
- 5 year expected life, volatility of .74, risk free rate off return of 3.72%, no dividends, market price and exercise price of $4.1725 on the date the merger was announced in August 2001).

During 2002, the Board of Directors voted to fully vest all outstanding unexercised options of a consultant who was a former executive officer. As required by SFAS 123, "Accounting for Stock-based Compensation", the $0.2 million fair value of these options was charged to earnings in fiscal 2002, the year the options vested, and an equivalent amount was credited to Option Equity. These options were granted during the period from December 1997 through December 2001 at exercise prices ranging from C$4.04 to C$29.90.

OPTIONS OUTSTANDING

At May 31, 2002, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date include options that vest immediately, options that vest in equal amounts annually over the first four years of the option term and options that vest entirely on the first anniversary from the grant date.

As of May 31, 2002, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

                                 OUTSTANDING                                                 EXERCISABLE
---------------------------------------------------------------------------          -------------------------------
                                         Weighted-                Weighted-                                Weighted-
                                         Average                  Average                                  Average
Price Range               Number of      Contractual              Exercise           Number of             Exercise
(Cdn $)                   Options        Life                     Price              Options               Price
-----------               ---------      -----------              ---------          ---------             ---------
$1.43                           500      3.5 years                 1.43                  125                1.43
$3.81 - $5.54               961,473      3.0 years                 4.05              450,496                4.10
$7.25 - $10.50               80,849      3.3 years                 8.61               24,837                8.32
$10.87 - $19.73             195,157      0.8 years                12.53              188,339               12.46
$20.75 - $30.66             375,589      1.5 years                26.18              299,162               25.46
$32.18 - $74.50              13,794      2.0 years                47.06                8,596               46.93
                          1,627,362      2.4 years                10.76              971,555               12.82

As of May 31, 2002, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:


                                 OUTSTANDING                                                 EXERCISABLE
---------------------------------------------------------------------------          -------------------------------
                                         Weighted-                Weighted-                                Weighted-
                                         Average                  Average                                  Average
Price Range               Number of      Contractual              Exercise           Number of             Exercise
(U.S.$)                   Options        Life                     Price              Options               Price
-----------               ---------      -----------              ---------          ---------             ---------
$1.22 - $2.80             2,158,605      5.7 years                   2.27            1,487,666               2.12
$3.02 - $3.72             1,997,891      4.2 years                   3.47            1,995,672               3.47
$3.84 - $4.88             2,113,696      2.8 years                   4.65            1,935,097               4.64
$5.00 - $6.78               685,452      3.1 years                   5.67              666,218               5.68
$6.88 - $8.69             2,055,471      2.3 years                   8.67            2,021,049               5.68
$10.06 - $21.69             327,919      2.0 years                  18.79              207,352              18.92
$23.66 - $50.94               6,350      2.3 years                  24.73                3,175              24.73
                          ---------                                                  ---------
                          9,345,384      3.7 years                   5.32            8,316,228               5.34

A total of 445,515 options have been authorized for issuance in the future but were not issued and outstanding as of May 31, 2002. A summary of option activity during the last three fiscal years follows:

                                                                                         WEIGHTED              WEIGHTED
                                                                                          AVERAGE              AVERAGE
                                                                   OPTIONS            EXERCISE PRICE        EXERCISE PRICE
                                                                   (000'S)               PER SHARE            PER SHARE
                                                                  ----------          --------------        --------------
MAY 31, 1999                                                           2,692              Cdn$11.12              US$7.54
Granted                                                                  453                  30.14                20.62
Exercised                                                               (88)                  10.71                 7.26
                                                                  ----------             ----------             --------
MAY 31, 2000                                                           3,057              Cdn$13.95              US$9.49
                                                                  ----------             ----------             --------
Granted                                                                1,338                   5.63                 3.74
Exercised                                                               (40)                   4.73                 3.24
Forfeited                                                            (1,502)                   9.48                 6.51
                                                                  ----------             ----------             --------
MAY 31, 2001                                                           2,853              Cdn$12.65              US$8.46
                                                                  ----------             ----------             --------
Granted                                                                1,221                   4.45                 2.81
Exercised                                                               (10)                   4.06                 2.67
Forfeited                                                              (610)                  10.52                 7.06
Granted, LaserVision merger                                            7,519                   7.79                 5.08
                                                                  ----------             ----------             --------
         OUTSTANDING AT MAY 31, 2002                                  10,973               Cdn$8.50              US$5.59
                                                                  ==========             ==========             ========
Exercisable at May 31, 2002                                            9,288               Cdn$8.66              US$5.68
                                                                  ==========             ==========             ========

Immediately prior to the effective time of the merger, LaserVision reduced the exercise price of approximately 2.1 million outstanding stock options and warrants of Laser Vision with an exercise price greater than $8.688 per share to $8.688 per share. This reduction was part of the merger agreement approved by LaserVision stockholders in April 2002. The vesting and expiration dates did not change. Post merger, these former LaserVision options became approximately 2.0 million options of the Company with an exercise price of $8.688. These options are part of the 7,519,000 options granted in connection with the LaserVision merger.

Pursuant to a plan approved by the Company's stockholders in April 2002, most employees and officers with options at exercise prices greater than $8.688 may elect to exchange them for options with an exercise price of $8.688. Elections to make this exchange must be made by September 2002 or the existing prices will stay in effect. The number of $8.688 options to be received will be less than, or the same, as the number of options being surrendered. For every option with an exercise price of at least $40, the holder will surrender 75% of the shares subject to such option; for every option with an exercise price of at least $30 but less than $40, the holder will surrender 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder will surrender 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder will not surrender any of the shares subject to such option. These repriced options will be subject to variable option accounting which means that compensation expense will be necessary whenever these options are outstanding and the market price of the Company's stock is $8.69 or higher. Approximately 860,000 options outstanding at May 31, 2002 were eligible to be exchanged for options with lower exercise prices including 314,500 options held by the Company's executive officers and Board of Directors.

SFAS 123 became effective for the Company's 1997 fiscal year. The Company continues to account for its outstanding fixed price stock options under APB No.25, "Accounting for Stock Issued to Employees", which results in the recording of no compensation expense in the Company's circumstances because the options had no intrinsic value on the date granted. Had compensation expense for stock options granted been determined based upon fair value at the grant date consistent with the methodology prescribed by SFAS No. 123, the pro forma effects of fiscal 2002, 2001 and 2000 grants on the net loss and loss per share amounts for the years ended May 31, 2002, 2001 and 2000 would have been as follows:

                                                  2002             2001             2000
                                               ---------        ---------        ---------
Net loss for the year before
cumulative effect of accounting change        $(146,675)       $ (37,773)       $  (5,918)
Adjustments for SFAS 123                          (1,564)          (1,847)          (2,806)
                                               ---------        ---------        ---------
Pro forma net loss for the year before
cumulative effect of accounting change         $(148,239)       $ (39,620)       $  (8,724)
                                               =========        =========        =========
Pro forma loss per share for the year
before cumulative effect of
accounting change                              $   (3.78)       $   (1.05)       $   (0.23)
                                               =========        =========        =========

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.25% for fiscal 2002, 6.5% for fiscal 2001 and 7.5% for fiscal 2000; no dividends; volatility factors of the expected market price of the Company's common shares of 0.88 for fiscal 2002, 0.83 for fiscal 2001 and 0.71 for fiscal 2000; and a weighted average expected option life of 5.0 years for fiscal 2002, 4.0 years for fiscal 2001 and 3.5 years for fiscal 2000. The estimated value of the LaserVision grants and the grants to LaserVision's former Chairman and CEO were recorded as part of the acquisition. The fair market value of the other options granted during the fiscal year ended May 31, 2002 was approximately $1.3 million (2001 - $3.1 million; 2000 - $5.8 million). The Black-Scholes option pricing model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable.

Because the Company's employee stock options have characteristics significantly different from those of traded options (no trading by employees during "black out" periods), and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

15. INTEREST AND OTHER AND DEPRECIATION AND AMORTIZATION

                                                    2002            2001            2000
Interest and other
Interest on long-term debt                        $    928        $    266        $    498
Interest on obligations under capital lease            563           1,063           1,720
Interest and bank charges, net                         685             583             453
Interest income                                     (1,415)         (4,455)         (7,163)
                                                  --------        --------        --------
                                                  $    761        $ (2,543)       $ (4,492)
                                                  ========        ========        ========
Depreciation and amortization
Fixed assets                                      $  9,535        $ 13,043        $ 11,880
Assets under capital lease                           1,468           2,007           2,412
Goodwill                                                --           3,784           3,053
Practice management agreements                      10,158           8,759           4,343
                                                  --------        --------        --------
Deferred contract rights                               191
                                                  ========        ========        ========
                                                  $ 21,352        $ 27,593        $ 21,688
                                                  ========        ========        ========


16. INCOME TAXES

Deferred income taxes consist of the following temporary differences:

                                          2002            2001
                                        --------        --------
Tax benefit of loss carryforwards
     Pre-acquisition                    $  6,561        $  8,034
     Post-acquisition                     22,684          12,913
     Start-up costs                           17             191
     Fixed assets                          2,148           1,362
     Intangibles                          16,638           2,444
     Comprehensive income                                  5,580
     Investments in Assets                10,785              --
     Other                                 4,527           1,607
     Valuation allowance                 (46,357)        (30,429)
                                        --------        --------
                                        $  1,571        $  1,702
                                        --------        --------
Liabilities:
Practice management agreements          $  1,571        $  1,702
                                        --------        --------
                                        $  1,571        $  1,702
                                        --------        --------
                                              --              --
                                        ========        ========

As of May 31, 2002, the Company has non-capital losses available for carryforward for income tax purposes of approximately $86.9 million, which are available to reduce taxable income of future years.

The Canadian losses can only be utilized by the source company whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $23.9 million expire as follows:

Year ended May 31,
2003                                    $2,290
2004                                     1,509
2005                                       831
2006                                       315
2007                                       580
2008                                     9,724
2009                                     8,647

The United States losses of $58.0 million expire between 2012 and 2022. The Canadian and United States losses include amounts of $3.2 million and $14.7 million respectively relating to the acquisitions of 20/20 and BeaconEye, the availability and timing of utilization of which may be restricted.

The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to loss before income taxes and non-controlling interest were as follows:

                                                                                     2002            2001
                                                                                   --------        --------
Income tax recovery based on the Canadian statutory income tax 40.3%
     (2001 - 43.2%; 2000 - 44.6%)                                                  $(46,963)       $(15,529)
 Current year's losses not utilized                                                  10,025           8,474
 Expenses not deductible for income tax purposes                                     37,733           7,764
 Adjustments of cash vs. accrual tax deductions for U.S. income tax purposes           (516)            117
 Utilization of prior year's losses                                                      --            (118)
 Corporate Minimum Tax, Large Corporations Tax and foreign tax                        1,221           1,255
 LLC's taxable income allocated to non-TLC VISION members                                 2            (127)
 Other                                                                                  282             403
                                                                                   --------        --------
Provision for income taxes                                                         $  1,784        $  2,239
                                                                                   ========        ========

The provision for income taxes is as follows:

                                        2002         2001
                                       ------       ------
Current:
         Canada                        $  112       $  111
         United States - federal          924          929
         United States - state            280          645
         Other                            468          554
                                       ------       ------
                                       $1,784       $2,239
                                       ======       ======

17. COMMITMENTS AND CONTINGENCIES

Operating Commitments

As of May 31, 2002, the Company has commitments relating to operating leases for rental of office space and equipment and long term marketing contracts, which require future minimum payments aggregating to approximately $53.1 million. Future minimum payments in aggregate and over the next five years and thereafter are as follows:

    2003                                     11,755
    2004                                     10,558
    2005                                      8,356
    2006                                      5,672
    2007                                      3,412
 Thereafter                                  13,389

As of May 31, 2002, the Company was in the second year of a three year lease agreement with a major laser manufacturer for the use of that manufacturer's lasers which require future minimum lease payments aggregating $5.4 million. Future minimum lease payments in aggregate and over the remaining two years are as follows:

    2003                                      4,388
    2004                                      1,050

Guarantees

         One of the Company's subsidiaries, together with other investors, has jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee amount to approximately $2.1 million at May 31, 2002.

Legal Contingencies

         On February 9, 2001 Joseph Dello Russo, M.D. filed a lawsuit against the Company and certain physicians associated with the Company in the United States District Court, Eastern District of New York alleging false description, false advertising and deceptive trade practices based upon certain advertisements of a doctor with substantially the same name as the plaintiff. The complaint alleges compensatory damages to be no less than $30.0 million plus punitive damages. This lawsuit is in the early stages and the Company intends to vigorously defend this matter. Although there can be no assurance, the Company does not expect this suit to have a material adverse effect on its business, financial condition or results of operations.

         In April 2002, Lesa K. Melchor, Richard D. and Lee Ann Dubois and Major Gary D. Liebowitz filed a lawsuit in the U.S. District Court, Southern District of Texas, Houston Division against Laser Vision Centers, Inc. This is a securities claim seeking damages for losses incurred in trading in LaserVision stock and options in the period from November 1999 to December 2001. In their Complaint, the plaintiffs allege that they were given false and misleading information by LaserVision's Director of Investor Relations. The plaintiffs also seek to have the lawsuit certified as a class action. The company believes that the claims of the plaintiffs are without merit and intends to vigorously defend the suit. The Company has filed a Motion to Dismiss the suit which is currently pending before the Court. This lawsuit is in the early stages. Although there can be no assurance, the Company does not expect this suit to have a material adverse effect on its business, financial condition or results of operations.

         In the fourth quarter, an arbitration award was issued against TLC Network Service Inc. for $2.1 million which has been fully provided for in fiscal 2002. The arbitration award was extended to the Company. The Company has filed an appeal but no hearing date has been set at this time. Payment of this liability has been deferred until final resolution of the appeal and all other legal alternatives have been explored.

         The Company is subject to various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. The Company believes that it has adequate provision in its account with regards to this matter.

Regulatory Tax Contingencies

         The laws of various states in which TLC VISION operates typically exempt from sales and use taxation those activities that constitute a service. TLC VISION has historically taken the position that, among other things, the services they provide to the eye doctor are integral to the surgical procedures provided by the eye doctor and, therefore, constitute a service exempt from sales and use taxation.

         Of the 48 states in which TLC Vision conducts operations, TLC Vision is aware of a total of six states which have asserted that its laser access arrangements with eye doctors do not constitute a service exempt from sale and use taxation. Tax authorities in these states have indicated that they consider the substance of the transaction between the eye doctor and TLC Vision to be the eye doctor's access to the laser, not the other services provided by TLC Vision. As such, they have indicated that they consider the arrangement to be a taxable lease or rental of equipment rather than an exempt service. One of these states performed an initial review and determined that no further action or assertion of tax was necessary. Two other states have assessed sales and use taxes on TLC Vision's customers, but have not assessed any taxes on TLC Vision. Tax authorities in the remaining three states have contacted TLC Vision and issued proposed adjustments for various periods from 1995 through February 2002 in the aggregate amount of approximately $1.8 million. TLC Vision has objected to the proposed assessments and is engaged in discussions with the respective state tax authorities. TLC Vision believes that, under applicable laws and TLC Vision's contracts with its eye surgeon customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLC Vision's services. However, TLC Vision may be unable to collect any such amounts from its customers, and in such event would remain responsible for payment. TLC Vision cannot yet predict the outcome of these assessments or similar actions, if any, which may be undertaken by other state tax authorities. The Company believes that it has adequate provisions in its accounts with regards to this matter.

Employment Contingencies

During fiscal 2002, the Company entered into employment agreements of up to 5 years with 6 officers of TLC Vision to provide for base salaries, the potential payment of certain bonuses and severance payments ranging from 18 to 36 months of base compensation.

18. SEGMENTED INFORMATION

         The Company has two reportable segments: refractive and other. The refractive segment is the core focus of the Company and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers and Company-managed laser centers, which represents management fee revenue arising from PMAs with professional corporations that provide laser vision corrective procedures. For the current year end, the following refractive segmented information also includes the access and mobile refractive business of LaserVision. The other segment includes an accumulation of non-core business activities including the management of cataract and secondary care centers that provide advanced levels of eye care, the provision of mobile equipment directly to physician practices to perform secondary care procedures, network marketing and management, professional healthcare facility management and hair removal activities. None of these activities included in the other segment meet the quantitative criteria to be disclosed separately as a reportable segment.

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

         Doctors compensation as presented in the segmented information of the financial statements represents the cost to the Company of engaging experienced and knowledgeable ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. In such cases, the costs associated with arranging for these professionals to furnish professional services is reported as a cost of the professional corporation and not of the Company.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company's business units were acquired or developed as a unit and management at the time of acquisition was retained.

The Company's business segments are as follows:

2002                                                               Refractive          Other            Total
                                                                   ----------        ---------        ---------
Revenues and physician costs:
Net revenues                                                        $ 115,908        $  18,843        $ 134,751

Expenses:
Doctor compensation                                                    10,225               --           10,225
Operating                                                             111,708           15,856          127,564
Interest and other                                                        735               26              761
Depreciation of fixed assets and assets under capital lease            10,143              860           11,003
Amortization of intangibles                                             9,897              452           10,349
Impairment of Intangibles                                              69,705           12,015           81,720
Write down in the fair value of investments                            24,066            2,016           26,082
Reduction in the carrying value of fixed assets                         2,553               --            2,553
Restructuring and other charges                                         8,750               --            8,750
                                                                    ---------        ---------        ---------
                                                                      247,782           31,225          279,007
                                                                    ---------        ---------        ---------
Loss from operations                                                 (131,874)         (12,382)        (144,256)
Income taxes                                                             (745)          (1,039)          (1,784)
Non-controlling interest                                                 (225)            (410)            (635)
                                                                    ---------        ---------        ---------
Net loss                                                             (132,844)         (13,831)        (146,675)
                                                                    =========        =========        =========
Total assets                                                          223,472           22,043          245,515
                                                                    =========        =========        =========
Total fixed assets, assets under capital lease and intangible
  expenditures                                                          2,707              620            3,320
                                                                    =========        =========        =========

2001
Revenues and physician costs:
Net revenues                                                        $ 161,219        $  12,787        $ 174,006

Expenses:
Doctor compensation                                                    15,538               --           15,538
Operating                                                             134,324           15,168          149,492
Interest and other                                                     (2,385)            (158)          (2,543)
Depreciation of fixed assets and assets under capital lease            13,675            1,375           15,050
Amortization of intangibles                                            10,703            1,840           12,543
Restructuring and other charges                                         6,433           12,642           19,075
                                                                    ---------        ---------        ---------
                                                                      178,288           30,867          209,155
                                                                    ---------        ---------        ---------
Loss from operations                                                  (17,069)         (18,080)         (35,149)
Income taxes                                                           (1,779)            (460)          (2,239)
Non-controlling interest                                                 (370)             (15)            (385)
                                                                    ---------        ---------        ---------
Net loss                                                              (19,218)         (18,555)         (37,773)
                                                                    =========        =========        =========
Total assets                                                          216,494           21,944          238,438
                                                                    =========        =========        =========
Total fixed assets, assets under capital lease and intangible
  expenditures                                                         36,296              140           36,436
                                                                    =========        =========        =========

2000
                                                                  Refractive         Other            Total
                                                                  ----------       ---------        ---------
Revenues and physician costs:
Net revenues                                                      $ 190,233        $  10,990        $ 201,223

Expenses:
Doctor compensation                                                  17,333                2           17,335
Operating                                                           153,673           12,477          166,150

Interest and other                                                   (4,574)              82           (4,492)
Depreciation of fixed assets and assets under capital lease          12,886            1,406           14,292
Amortization of intangibles                                           6,363            1,033            7,396
                                                                  ---------        ---------        ---------
                                                                    185,681           15,000          200,681
                                                                  ---------        ---------        ---------
Income (loss) from operations                                         4,552           (4,010)             542
Income taxes                                                         (3,141)            (313)          (3,454)
Non-controlling interest                                             (2,443)            (563)          (3,006)
                                                                  ---------        ---------        ---------
Net  (loss)                                                       $  (1,032)       $  (4,886)       $  (5,918)
                                                                  =========        =========        =========

Total assets                                                      $ 250,279        $  39,085        $ 289,364
                                                                  =========        =========        =========
Total fixed assets, assets under capital lease and intangible
  expenditures                                                    $  65,941        $   8,477        $  74,418
                                                                  =========        =========        =========

The Company's geographic segments are as follows:

2002                                         Canada      United States     Total
                                            --------     -------------    --------
Revenues and physician costs:
Net revenues                                $ 13,208       $121,543       $134,751
Doctor compensation                            1,260          8,965         10,225
                                            --------       --------       --------
Net revenue after doctor compensation       $ 11,948       $112,578       $124,526
                                            ========       ========       ========

Total fixed assets and intangibles          $ 12,156       $141,682       $153,838
                                            ========       ========       ========

2001                                         Canada      United States     Total
                                            --------     -------------    --------
Revenues and physician costs:
Net revenues                                $ 18,114       $155,892       $174,006
Doctor compensation                            1,698         13,840         15,538
                                            --------       --------       --------
Net revenue after doctor compensation       $ 16,416       $142,052       $158,468
                                            ========       ========       ========

Total fixed assets and intangibles          $ 22,039       $123,108       $145,147
                                            ========       ========       ========

2000                                         Canada      United States     Total
                                            --------     -------------    --------
Revenues and physician costs:
Net revenues                                $ 17,275       $183,948       $201,223
Doctor compensation                            2,876         14,459         17,335
                                            --------       --------       --------
Net revenue after doctor compensation       $ 14,399       $169,489       $183,888
                                            ========       ========       ========
Total fixed assets and intangibles          $ 22,195       $131,255       $153,450
                                            ========       ========       ========

19. FINANCIAL INSTRUMENTS

Fair Value

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued liabilities and income taxes payable approximates their fair values because of the short-term maturities of these instruments.

Given the large number of individual long-term debt instruments and capital lease obligations held by the Company, it is not practicable within constraints of timeliness and cost to determine fair value.

The Company's short-term investments are recorded at fair market values. In fiscal 2001, the Company's short-term investment portfolio consisted of a corporate bond and a bank certificate of deposit that had remaining terms to maturity not exceeding three months.

Portfolio investments consist of the Company's investment in the common shares of LaserSight's (2001 - Common and Class C preferred shares which were automatically convertible to an equal number of common shares in June 2001). These investments are carried at fair market value. The fair value of the Company's portfolio investments presented below, excluding the LaserSight Incorporated preferred shares, are based on quotes from brokers.

                                                                    2002          2001
                                                                   -------       -------
Short-term investments                                             $ 2,113       $ 6,063
Portfolio investments (cost: 2002 -$24,206 ; 2001 - $27,190)       $ 3,238       $17,649

Risk Management

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of credit limits. As of May 31, 2002, the Company had recorded an allowance for doubtful accounts of $2.5 million (2001 - $1.1 million). The Company does not have a significant exposure to any individual customer, except for amounts due from those refractive and secondary eye practices which it manages and which are collateralized by the practice's patient receivables.

Cash accounts at the Canadian banks are insured by the Canadian Depositary Insurance Corporation for up to C$60,000. In the United States, the Federal Depositary Insurance Corporation insures cash balances up to $0.1 million. As of May 31, 2002, bank deposits exceeded insured limits by $ 47.7 million (2001 - $36.3 million).

The Company operates in Canada, England and the United States and is therefore exposed to market risks related to foreign currency fluctuations between these currencies. As well, there is cash flow exposure to interest rate fluctuations on debt carrying floating rates of interest.

20. RESTRUCTURING AND OTHER CHARGES


Fiscal 2002

The following table details restructuring charges incurred for the year ended May 31, 2002:

                                                                                            Cumulative - Draw
                                                  Restructuring charges                            downs
                                           ----------------------------------               -------------------
                                                       Closure    Relocation/                                      Accrual
                                                         of        Downsize                                       balance as
                                           Workforce    laser       laser                                             at
                                           reduction   centers     centers      Total       Cash       Non-cash  May 31, 2002
                                           ---------   -------    -----------   -----       -----      --------  ------------
   Severances                               2,599          86          --       2,685       2,219          --         466
   Options issued                             222          --          --         222          --         222          --
   Lease commitments, net of
   sublease income                             --       2,048         717       2,765                               2,765
   Termination costs of doctors
   contracts                                   --         146          --         146          80          --          66
   Laser commitments                                      652          --         652          --          --         652
   Write-down of fixed assets                  --       1,949         331       2,280          --       2,280          --
                                            -----       -----       -----       -----       -----       -----       -----
Total restructuring and other charges       2,821       4,881       1,048       8,750       2,299       2,502       3,949
                                            =====       =====       =====       =====       =====       =====       =====

         During fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels, close certain under performing centers and eliminating duplicate functions caused by the merger with LaserVision. By the end of the year, this program resulted in total cost for severance and office closures of $8.8 million of which $2.5 million has been paid out in cash and options. All restructuring costs will be financed through the Company's cash and cash equivalents.

         The components of this restructuring are as follows:

(A) The Company continued its objective of reducing employee costs in line with revenues. This activity occurred in two stages with total charges of $2.8 million. The first stage of reductions were identified in the second and third quarters of fiscal 2002 and resulted in restructuring charges of $2.2 million all of which had been paid out in cash or options by the end of the fiscal year. This reduction impacted 89 employees of whom 35 were working in laser centers with the remaining 54 working within various corporate functions. The second stage of the cost reduction required the Company to identify the impact of its acquisition of LaserVision on May 15, 2002 and eliminate surplus positions resulting from the acquisition. These costs will be paid out by the end of the second quarter of fiscal 2003.

(B) As part of the Company restructuring subsequent to its acquisition of LaserVision in May 2002, six centers were identified for closure: such centres were identified based on managements earning criteria, earnings before interest, taxes, depreciation and amortization. These closures resulted in restructuring charges of $4.9 million reflecting a write-down of fixed assets of $1.9 million and cash costs of $3.0 million which include net lease commitments (net of costs to sublet and sub-lease income) of $2.0 million, ongoing laser commitments of $0.7 million, termination costs of a doctor's contract of $0.1 million and severance costs impacting 21 center employees of $0.1 million. The lease costs will be paid out over the remaining term of the lease. The severance and termination costs will be paid in fiscal 2003.

(C) The Company also identified four centers where management determined that given the current and future expected procedures, the centers had excess leased capacity or the lease arrangements was not economical. The Company assessed these four centers to determine whether the excess space should be subleased or whether the centres should be relocated. The Company provided $1.0 million related to the costs associated with sub-leasing the excess or unoccupied facilities. A total of $0.3 million of this provision related to non-cash costs of writing down fixed assets and $0.7 million represented net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income that is projected to be generated. The lease costs will be paid out over the remaining term of the lease.

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

The decision to close the activities at eyeVantage.com, Inc. resulted in a restructuring charge of $11.7 million which reflects the estimated impact of the write-down of goodwill of $8.7 million, loss/write down of fixed assets of $2.1 million, employee termination costs of $1.7 million representing the termination costs of 29 employees, accounts receivable losses of $0.4 million and $1.1 million of costs incurred in the closing process which includes legal costs and administrative costs. These losses are offset by a gain of $2.3 million resulting from the reduction in the purchase obligation associated with the Optical Options, Inc., acquisition (See Note 2, Acquisitions).

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

In the fourth quarter of fiscal 2001, an award from an arbitration hearing involving TLC Network Services Inc. was issued against TLC Vision. The cumulative liability arising from the award was $2.1 million which has been fully provided for in the fourth quarter. Payment of this liability has been deferred until exploration of all legal alternatives has been completed.

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

21. SUPPLEMENTAL CASH FLOW INFORMATION


Non-cash transactions:

                                                                   2002             2001            2000
                                                                ---------        ---------       ---------
Issue of warrants to be expensed over three years               $      --        $      --       $     532
Issue of options as severance remuneration                            222               --              --
Capital stock issued as remuneration                                   --               35             387
Capital stock issued for acquisitions                             111,058            6,059           2,125
Treasury stock arising from acquisition                            (2,432)              --              --
Issue of options arising from acquisition                          11,001               --              --
Reversal of accrual for costs of acquisitions                        (216)              --              --
Reversal of accrual for costs of IPO                                   --               --             139
Accrued purchase obligations                                           --            3,899          13,200
Capital lease obligations relating to equipment purchases              --               --           1,366
Long-term debt cancellation                                            --              450              --

Cash paid for the following:

                    2002         2001         2000
                   ------       ------       ------
Interest           $1,693       $1,668       $2,671
                   ------       ------       ------

Income taxes       $1,382       $  148       $5,647
                   ------       ------       ------

22. RELATED PARTY TRANSACTIONS

         During the fiscal year ended May 31, 2002, J.L. Investments, Inc. of which Mr. Warren Rustand, a director of TLC Vision, is a shareholder, and Mr. Warren Rustand entered into a consulting agreement with the Company to oversee the development of the Company's international business development project J.L. Investments and Mr. Rustand received $125,000 under this agreement.

         On March 1, 2001, a limited liability company indirectly wholly owned by TLC Vision acquired all of the non-medical assets relating to the refractive practice of Dr. Mark Whitten prior to Dr. Whitten becoming a director of TLC Vision. The cost of this acquisition was $20.0 million with $10.0 million paid in cash on March 1, 2001 and the remaining $10.0 million payable in four equal installments on each of the first four anniversary dates of closing. Dr. Whitten became a director of TLC Vision in May 2002. At May 31, 2002 the remaining discounted amounts payable to Dr. Whitten of $5.8 million is included in long term debt. (See Note 11, Long term debt). In addition, TLC Vision has entered into service agreements with companies that own Dr. Whitten's refractive satellite operations located in Frederick, Maryland, and Charlottesville, Virginia, under which TLC Vision will provide such companies with services in return for a fee. During the 2002 fiscal year, TLC Vision received a total of $761,000 in revenue as a result of the service agreements.


23.  SUBSEQUENT EVENTS

         On May 16, 2002 the Company agreed to sell the capital stock of its Aspen Healthcare ("Aspen") subsidiary to SurgiCare Inc. ("SurgiCare") for a purchase price of $5.0 million in cash and warrants for 103,957 shares of common stock of SurgiCare with an exercise price of $2.24 per share. The purchase price was originally scheduled to be paid as follows: $2.5 million on the closing date of May 30, 2002, and the remaining $2.5 million on or before August 1, 2002 plus 85% of the cash balance on Aspen's financial, statements as of the closing date. On June 14, 2002, the purchase agreement for the transaction was amended due to the failure of Surgicare to meet its obligations under the existing agreement. The amendment established a new closing date of September 14, 2002, on which the total purchase price of $5.0 million is to be paid. The amendment also required the purchaser to pay to TLC Vision $0.8 million of cash and 38,000 shares of common stock in Surgicare valued at $2.00 per share.

         On July 25, 2002 the Company entered into a joint venture with Vascular Science Corporation ["Vascular Science"] for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Science applicable to the evaluation, diagnosis, monitoring and treatment of aged related macular degeneration. Accordingly to the terms of the agreement, the Company purchased $3.0 million in preferred stock and has the obligation to purchase an additional $7.0 million in preferred stock in Vascular Sciences if Vascular Science attains certain milestones in the development and commercialization of the product. If Vascular Science fails to achieve a milestone, TLC Vision shall have no further obligations to purchase additional shares. The consideration for the purchase of the $3.0 million in preferred shares included the cancellation of a $1 million promissory owed to TLC Vision by Vascular Science which was issued in April of 2002. Since the technology is in the development stage and has not received Food and Drug Administration approval, the Company will account for this investment as research and development arrangement whereby cost will be expensed as amendments are expanded by Vascular Science. Once commercialization of the product has occurred or Food and Drug Administration approval has occurred the Company will revaluate the accounting treatment of the investment. An aggregate of $1.0 million of the $3.0 million investment has been expensed in fiscal 2002.

         On August 1, 2002 the Company acquired 55% of Rayner Surgery Center for $7.6 million in cash and the option to purchase up to an additional 5% per year for $0.7 million in cash each year. Rayner Surgery Center is an ambulatory surgical care center based in Oxford, Mississippi specializing in cataract surgeries. This acquisition will be accounted for under the purchase method of accounting in the first quarter of 2003.

         In July 2001, two laser manufacturers reported settling a class action anti-trust case. In August 2002 LaserVision received approximately $8.0 million from its portion of the settlement and TLC Vision received $7.0 million from its portion of the settlement. The $8.0 million relating to the activities of LaserVision represents a contingent asset acquired by the Company that has been included in the purchase price allocation as at May 15, 2002 as an other asset. The Company is currently investigating its legal obligations with regards to the amount of this settlement that may need to be paid to the minority interests in the former LaserVision subsidiaries and is awaiting further information and analysis in this regard. However, based on its current review of its obligations, management has included an accrual of $500,000 for its best estimate of the liability that existed at the date of the acquisition. If the additional information with regards to the legal obligations indicates that a different amount should be paid, any adjustment will be recorded as an adjustment to the purchase price allocation.

The $7.0 million relating to the activities of the Company prior to the acquisition represents a contingent gain. Management is also investigating its legal obligations with regards to the amount of this settlement than may need to be paid to the minority interests or the various physicians affiliated or associated with TLC Vision and is awaiting further information and analysis in this regard. The difference between the $7.0 million amount and the amount to be paid to the minority interests and physicians will be recorded as a gain in fiscal 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the name, age, position and length of service of each of the directors of TLC Vision:


                                              POSITION WITH                           SERVED AS A
       NAME                         AGE   TLC VISION CORPORATION                      DIRECTOR SINCE
       ----                         ---   ----------------------                      --------------
Elias Vamvakas                       44   Chief Executive Officer and Chairman of        May 1993
                                              the Board of Directors
John J. Klobnak                      51   Vice-Chairman of the Board of Directors        May 2002
John F. Riegert                      72   Director                                       June 1995
Howard J. Gourwitz                   54   Director                                       June 1995
Thomas N. Davidson                   62   Director                                      October 2000
Dr. William David Sullins, Jr.       59   Director                                       June 1995
Warren S. Rustand                    59   Director                                      October 1997
Dr. Mark Whitten                     51   Director                                       May 2002
James M. Garvey                      54   Director                                       May 2002
Dr. Richard Lindstrom                54   Director                                       May 2002
David S. Joseph                      60   Director                                       May 2002

         The following are brief summaries of the business experience during the past five years of each of the directors, including, where applicable, information as to the other directorships held by each of them.

         ELIAS VAMVAKAS has served as Chairman and Chief Executive Officer of the Board of Directors of TLC Vision since [1993]. Prior to co-founding TLC VISION in 1993, Mr. Vamvakas was the President of E.A. Vamvakas Insurance Agencies Limited and the President of the Creative Planning Financial Group of Companies.

         JOHN J. KLOBNAK has served as Vice Chairman of the Board of Directors of TLC Vision since May 2002. Prior thereto, Mr. Klobnak served as Chairman and Chief Executive Officer of LaserVision from July 1988 to May 2002. From 1990 to 1993, Mr. Klobnak served as LaserVision's Chairman, President and Chief Executive Officer. From 1986 to 1988, he served as Chief Operating Officer and subsequently President of MarketVision, a partnership acquired by LaserVision upon its inception in 1988. Prior to 1986, Mr. Klobnak was engaged in marketing and consulting. Mr. Klobnak is currently a director of Quick Study Radiology, Inc.

         JOHN F. RIEGERT has been a director of TLC Vision since June 1995. Mr. Riegert was the Secretary of TLC Vision from 1995 until November 1999. Prior to joining TLC Vision, Mr. Riegert was the Chief Executive Officer of Crossroads Christian Communications Inc., a national broadcasting company, from 1992 to 1995, a private corporate consultant from 1991 to 1992, and the Vice President and Secretary-Treasurer of the Canadian Bankers' Association from 1969 to 1991.

         HOWARD J. GOURWITZ has been a director of TLC Vision since June 1995. Mr. Gourwitz has been a shareholder of the Southfield, Michigan law firm Gourwitz and Barr, P.C. since January 1993. Mr. Gourwitz specializes in the practice of corporate and tax law, estate and financial planning, commercial planning, real estate and sports and entertainment law.

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

         WILLIAM DAVID SULLINS, JR., OD has been a director of TLC Vision since June 1995. Dr. Sullins has been the President and Chief of Clinical Services of Athens Eye Care Clinic, P.C., a professional optometric corporation, since 1991. Dr. Sullins is a founding member and distinguished practitioner of National Academies of Practice, a Fellow and former member of the Admissions Committee of the American Academy of Optometry, a Fellow and Admissions Chair of the Tennessee Academy of Optometry, Adjunct Professor at the Southern College of Optometry, member Council on Optometric Education, and Past President and former Chairman of the Board of Trustees of the American Optometric Association. Dr. Sullins is a director of First Franklin Bankshares, a financial holding company, and of First National Bank and Trust Company. Dr. Sullins is a Fellow of the American Association of Optometry and a retired U.S. Navy Rear Admiral.

         WARREN S. RUSTAND has been a director of TLC Vision since October 1997. Mr. Rustand has served as the Managing General Partner of Harlingwood Capital Partners, a San Diego-based investment firm. Mr. Rustand was the Chairman and Chief Executive Officer of Rural/Metro Corporation, a U.S. public company providing ambulance and fire protection services, from 1996 to August 1998. Mr. Rustand was Chairman and Chief Executive Officer of The Cambridge Company Ltd., a merchant banking and management consulting company, from 1987 to 1997. From 1994 to 1997, Mr. Rustand was also the Chairman of 20/20 Laser Centers, Inc.

         MARK WHITTEN, M.D. has served as the Regional Medical Director of TLC Vision in the Washington D.C. metropolitan area since 1997. Dr. Whitten served as Chairman of the Board at the Washington National Eye Center at Washington Hospital Center in 1992 and as Vice President of the Board of Directors from 1990 to 1991. From 1994 to 1996, Dr. Whitten was the Chairman of the Medical Society of D.C. and in 1995 was President of the Washington Ophthalmological Society. Dr. Whitten was also a council member of the American Academy of Ophthalmology between 1991 and 1996. Dr. Whitten has also been a clinical instructor for VISX, a manufacturer of excimer lasers, since 1997.

         JAMES M. GARVEY has served as a director of TLC Vision since May 2002. Mr. Garvey serves as Chief Executive Officer and Managing Partner of Schroder Ventures Life Sciences Advisors, a venture capital advisory company which he joined in May 1995. From 1989 to 1995, Mr. Garvey was Director of Allstate Venture Capital, the venture capital division of Allstate Corp., after initially directing Allstate Venture Capital's health care investment activity. Mr. Garvey is currently a director of Achillion Pharmaceuticals, Inc., SunRise "At Home" Assisted Living, Inc., Discovery Therapeutics, Inc.,

Quick Study Radiology, Inc. and Orthovita, Inc. and has served as director and Chairman of several public and private health care companies.

         RICHARD L. LINDSTROM, M.D. has served as a director of TLC Vision since May 2002. Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and has been the President of Minnesota Eye Consultants P.A., a provider of eyecare services, or its predecessor since 1989. In 1989, Dr. Lindstrom founded the Phillips Eye Institute Center for Teaching & Research, an ophthalmic research and surgical skill education facility, and he currently serves as the Center's Medical Director. Dr. Lindstrom has served as an Associate Director of the Minnesota Lions Eye Bank since 1987. He is a medical advisor for several medical device and pharmaceutical manufacturers. From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota. Dr. Lindstrom received his M.D., B.A. and B.S. degrees from the University of Minnesota.

         DAVID S. JOSEPH has served as a director of TLC Vision since May 2002. Mr. Joseph has been Chairman of Orthovita, Inc., a biomaterials company, since May 1999, after having previously served as President and Chief Executive Officer since 1993. He is also a member of the Board of Directors of Highway to Health, Animas Corporation, and Morphotek, Inc. He was a co-founder, President and Chief Executive Officer of Site Microsurgical Systems, an ophthalmic device company, acquired by Johnson and Johnson, and co-founder, President and Chief Executive Officer of Surgical Laser Technologies Inc., a manufacturer of laser systems and non-laser surgical devices.

EXECUTIVE OFFICERS

         The following are brief summaries of the business experience during the past five years of each of the executive officers of TLC Vision who are not directors.

         JAMES C. WACHTMAN, age 41, joined TLC Vision as President and Chief Operating Officer in May 2002. Prior thereto, Mr. Wachtman served as Chief Operating Officer of North America operations of LaserVision from June 1996 to May 2002 and President of LaserVision from August 1998 to May 2002. From 1983 until he joined LaserVision, Mr. Wachtman was employed in various positions by McGaw, Inc., a manufacturer of medical disposables. Most recently, he served as Vice President of Operations of CAPS, a hospital pharmacy division of McGaw.

         B. CHARLES BONO III, age 54, joined TLC Vision as Chief Financial Officer in May 2002. Prior thereto, Mr. Bono served as Executive Vice President, Chief Financial Officer and Treasurer of LaserVision from October 1992 to May 2002. From 1980 to 1992, Mr. Bono was employed by Storz Instrument Company, a global marketer of ophthalmic devices and pharmaceutical products that is now a part of Bausch and Lomb Surgical, serving as Vice President of Finance from 1987 to 1992.

         LLOYD D. FIORINI, J.D., LL.M., age 36, was appointed Secretary of TLC Vision in November 1999 and General Counsel of TLC Vision in March 2000. In May 2002, Mr. Fiorini became Co-General Counsel of TLC Vision. Prior to joining TLC Vision as legal counsel in July 1998, Mr. Fiorini practiced law in the Washington, D.C. offices of the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Mr. Fiorini's practice focused in the areas of health care fraud and abuse, health care compliance and health care transactions. Mr. Fiorini received a Masters of Law in Health Law from Loyola University School of Law - Chicago.

         ROBERT W. MAY, J.D., age 55, joined TLC VISION as Co-General Counsel in May 2002 and was appointed Secretary as of June 1, 2002. Prior thereto, Mr. May served as Vice-Chairman and General Counsel of LaserVision from September 1993 to May 2002. Prior to joining LaserVision as a full-time employee, Mr. May served as Corporate Secretary, General Corporate Counsel and a director of LaserVision. Mr. May was engaged in private legal practice in St. Louis, Missouri from 1985 until 1993.

Paul Frederick, age 50, has been the Executive Vice President, Human Resources of TLC Vision since February 2001. Prior to joining TLC Vision, Mr. Frederick worked at the Thomas Cook Group Ltd.(UK), from 1992 to 2000 where he held ever increasing levels of responsibility. He most recently served as Executive Vice President, Business Transformation. From 1988 to 1992, Mr. Frederick ran his own consulting practice specializing in leading-edge behavioral based human resource products. From 1978 to 1988 Paul worked at the American Express Company where he held the positions of Assistant Vice President Human Resources for the Fireman's Insurance Company and later Vice President, Human Resources, General Services and Facilities, American Express Canada.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the U.S. Securities Exchange Act of 1934, as amended, requires TLC Vision's directors, officers and persons who own more than 10% of a registered class of TLC Vision's equities securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the U.S. Securities and Exchange Commission. Such directors, officers and 10% shareholders also are required by U.S. Securities and Exchange Commission's rules to furnish TLC Vision with copies of all Section 16(a) reports they file. TLC Vision assists its directors and officers in preparing their Section 16(a) reports. To the knowledge of TLC Vision, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the 2002 fiscal year except that each of Messrs. Davidson and Machat and Ms. Maddie Walker filed one late report with respect to two, one and four transactions, respectively, occurring during the 2002 fiscal year and each of Messrs. Bono, Garvey, Joseph, Klobnak, Lindstrom, May and Wachtman filed late an Initial Statement of Beneficial Ownership of Securities on Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

INFORMATION ON EXECUTIVE COMPENSATION

         The following table sets forth all compensation earned during the last three completed fiscal years by (i) TLC Vision's Chief Executive Officer,(ii) TLC Vision's four highest paid executive officers who were serving as executive officers at the end of the fiscal year ended May 31, 2002 and whose annual salary and bonus exceeded U.S.$100,000 in fiscal 2002, and (iii) two former executive officers who would have been one of the four highest paid executive officers but for the fact they were not serving as executive officers at the end of fiscal 2002. The persons included in the table below are sometimes referred to as TLC Vision's named executive officers. All amounts are in U.S. dollars.

                           Summary Compensation Table

                                                       ANNUAL                                   LONG-TERM
                                                    COMPENSATION                               COMPENSATION
                                                    ------------                               ------------
                                                                                                SECURITIES
                                               SALARY           BONUS                           UNDERLYING
                                     FISCAL   JUNE 1 -          JUNE 1 -     ALL OTHER           OPTIONS
NAME AND PRINCIPAL POSITION           YEAR     MAY 31           MAY 31     COMPENSATION($)          (#)
---------------------------          ------   --------          --------   ---------------     -----------
Elias Vamvakas,                       2002    $384,468                                             180,000
Chief Executive Officer               2001    $378,063          209,156                                 --
                                      2000     342,428                                                  --

David C. Eldridge,                    2002     206,652           20,450                             14,000
Executive Vice President,             2001     233,769            9,850                             50,500
Strategic Development                 2000     207,426           12,500                             15,500

William P. Leonard,                   2002     161,170           38,900                             14,000
Executive Vice-President,             2001     190,198            8,571                             50,000
Eastern Zone                          2000     149,904           70,913                             10,500

Lloyd Fiorini,                        2002     118,803           31,260                             14,000
Co-General Counsel                    2001     134,293            1,813                             50,000
                                      2000     107,393            5,941                              6,000

Paul Frederick, Executive Vice        2002     104,776           60,190                             14,000
President, Human Resources(1)         2001      33,019                                              40,000

Thomas G. O'Hare,  Former             2002     218,883          162,500       663,363(3)                --
President and Chief Operating         2001     269,608           15,000        50,000              250,000
Officer(2)

Brian Park, Former Interim CFO        2002     109,034           19,514       115,225(5)             8,000
and Controller(4)                     2001      97,276               --            --                  553
                                      2000       9,140               --                              4,780


(1)  Mr. Frederick became an executive officer on February 19, 2001.

(2) Mr. O'Hare became an executive officer on August 7, 2000. Mr. O'Hare's employment agreement was terminated effective December 7, 2001.

(3) Includes $650,000 paid to Mr. O'Hare in connection with the termination of his employment and $13,363 paid to Mr. O'Hare for unused vacation days as of the date of the termination of his employment.

(4) Mr. Park became an executive officer on April 24, 2000. Mr. Parks' employment was terminated in May 2002.

(5) Includes C$165,249 paid to Mr. Park in connection with the termination of his employment and C$17,210 paid to Mr. Parks for unused vacation days as of the date of the termination of his employment.

         The following table sets forth the individual grants of TLC Vision stock options for fiscal 2002 to the named executive officers:

                       OPTIONS GRANTED DURING FISCAL 2002


                                          % OF TOTAL                                                 VALUE UNDER
                           SECURITIES       OPTIONS                                                   BLACK-
                           UNDERLYING      GRANTED TO                                                 SCHOLES
                            OPTIONS        EMPLOYEES           EXERCISE                               OPTION
                            GRANTED        IN FISCAL           OR BASE                                PRICING
NAME                         (#)(1)          YEAR               PRICE          EXPIRATION DATE        MODEL(2)
-----                      ----------     -----------          --------        ---------------       -----------
Elias Vamvakas              180,000          27.5%             $  2.52           Jan 3, 2007         $ 295,200

David C. Eldridge            14,000           2.2%             $  2.57           Dec 1, 2006         $  23,380

William P. Leonard           14,000           2.2%             $  2.57           Dec 1, 2006         $  23,380

Lloyd Fiorini                14,000           2.2%             $  2.57           Dec 1, 2006         $  23,380

Paul Frederick               14,000           2.2%             $  2.57           Dec 1, 2006         $  23.380

Thomas G. O'Hare                 --            --                   --                    --                --

Brian Park                    8,000           1.2%             $  2.57           Dec 1, 2006         $  13,360

(1) Each option will be exercisable with respect to 25% of the total number of shares underlying the option on each of the first, second, third and fourth anniversaries at the date of grant.

(2) Assumes: 4.25% risk-free rate of interest; dividend yield of 0%; volatility 88%; options expire in 5 years and the expected life is 4 years.

         The following table sets forth all TLC Vision stock options exercised by TLC Vision's named executive officers during fiscal 2002 and the total number of shares underlying unexercised TLC Vision stock options of TLC Vision's named executive officers and their dollar value at the end of fiscal 2002:

AGGREGATE OPTION EXERCISES DURING FISCAL 2002 AND FISCAL YEAR-END OPTION VALUES


                                                              NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-MONEY
                                                                   UNEXERCISED OPTIONS             OPTIONS AT FISCAL YEAR-END(1)
                                                                   AT FISCAL YEAR-END                           ($)
                                                              -------------------------------    --------------------------------
                              COMMON
                              SHARES
                             ACQUIRED           AGGREGATE
                            ON EXERCISE            VALUE
NAME                        EXERCISE (#)       REALIZED($)    EXERCISABLE    UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
----                        ------------       -----------    -----------    -------------       -----------        -------------
Elias Vamvakas                                                 429,136           180,000           131,584             106,019
David C. Eldridge                                               55,375            59,625             5,846              25,099
William P. Leonard                                              37,325            56,750             5,625              24,435
Lloyd Fiorini                                                   21,500            54,500             5,571              23,408
Paul Frederick                                                  10,000            44,000                 0               6,695
Thomas G. O'Hare                                               250,000                --                 0                   0
Brian Park                                                       2,528            10,805                62               4,010

(1) Value is based upon the closing price of TLC Vision's common shares on the Nasdaq National Market System on May 31, 2002, which was $3.11.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         The following is a brief summary of all employment or change of control agreements between the Company and each of the executive officers and former executive officers named in the summary compensation table.

MR. ELIAS VAMVAKAS

TLC Vision entered into an employment contract with Mr. Elias Vamvakas on January 1, 1996. He is the Chief Executive Officer and Chairman of the board of directors of TLC Vision. This agreement was amended on August 14, 1998. The initial term of the amended agreement was five years commencing on January 1, 1996 with automatic one-year renewals unless otherwise terminated by the parties. During the initial year of the agreement, the base salary was $225,000, $250,000 in the second year of the term, $275,000 in the third year, $316,250 in the fourth year, and $363,750 in the fifth year. The agreement also provided for Mr. Vamvakas to receive, except in the fourth and fifth years of the contract, a discretionary annual bonus as determined by the TLC Vision board of directors.

Under the amendment to the contract, Mr. Vamvakas was granted options to acquire an aggregate of 250,000 TLC Vision common shares at an exercise price of Cdn$20.75 ($13.13). Options to acquire 125,000 TLC Vision common shares vested immediately and options to acquire 62,500 were to vest on each of December 31, 1999 and 2000, provided that, prior to such dates, (a) TLC Vision achieved certain financial results or (b) the price of the TLC Vision common shares on The Toronto Stock Exchange reached certain levels. As neither of these conditions were met on the specified dates, the unvested options were forfeited. Mr. Vamvakas' contract was further amended as of January 1, 2001 to provide for the payment of a cash performance bonus of $209,156.25 if (a) TLC Vision achieved certain financial results, or (b) the price of the TLC Vision common shares on The Toronto Stock Exchange reached certain levels during the 2001 calendar year. Based on the price of TLC Vision common shares on The Toronto Stock Exchange in 2001, Mr. Vamvakas was entitled to the performance bonus for 2001.

Mr. Vamvakas' employment may be terminated for just cause (as defined in the agreement). If terminated other than for just cause, Mr. Vamvakas will be entitled to receive 24 months' base salary and bonus and shall be entitled to exercise all TLC Vision stock options granted but not otherwise exercisable or forfeited.

Mr. Vamvakas' contract contains non-competition and non-solicitation covenants which run for a period of two years following his employment and prohibit Mr. Vamvakas from engaging in or having a financial interest in a business involved in the financing, development and/or operation of excimer laser eye surgery clinics or secondary eye care clinics in geographic markets where TLC Vision carries on business and from employing or soliciting any employee or consultant of TLC Vision. The agreement also contains confidentiality covenants preventing Mr. Vamvakas from disclosing confidential or proprietary information relating to TLC Vision at any time during or after his employment.

In January 2002, Mr. Vamvakas' contract was amended again and he will receive a base salary of $275,000 and the potential to receive up to a 100% bonus if certain criteria are met.

THOMAS G. O'HARE

TLC Vision entered into an employment agreement with Thomas G. O'Hare, formerly President and Chief Operating Officer of TLC Vision, for a three-year term commencing August 7, 2000 with automatic one-year renewals unless otherwise terminated by the parties. The annual base salary under the employment agreement was $325,000, with an annual review of salary increase by TLC Vision based on the discretion of the TLC Vision board of directors. Mr. O'Hare also received a signing bonus upon entering into the agreement worth $50,000.

As an inducement to enter into his employment agreement with TLC Vision, Mr. O'Hare was granted options to acquire 250,000 TLC Vision common shares. One-third of these options were scheduled to vest on each of the first, second and third anniversaries of the commencement of the term of the agreement.

Mr. O'Hare's employment agreement with TLC Vision was terminated effective December 7, 2001. Pursuant to the terms of the separation agreement, Mr. O'Hare will receive a payment of $650,000, representing 24 months of Mr. O'Hare's current base salary. The agreement also provides that all of Mr. O'Hare's options will vest and will be exercisable for a period of 24 months following the date of termination.

Mr. O'Hare's employment agreement contained non-competition and non-solicitation covenants which run for a minimum of two years following his employment and prohibit Mr. O'Hare from engaging in or having a financial interest in an entity engaged in the refractive laser corrective surgery business or which competes with TLC Vision in Canada or the United States and from employing any employee of TLC Vision or soliciting any employee, patient, customer or supplier of TLC Vision. The agreement also contained confidentiality covenants preventing Mr. O'Hare from disclosing confidential or proprietary information relating to TLC Vision at any time during or after his employment. The non-competition, non-solicitation and confidentiality covenants continue in force under the terms of Mr. O'Hare's separation agreement.

DAVID C. ELDRIDGE, O.D

TLC Vision has entered into an employment agreement with Dr. David Eldridge who is Executive Vice President, Clinical Affairs of TLC Vision. The term of the agreement is three years commencing on September 1, 1999 with automatic one-year renewals unless otherwise terminated by the parties. The base annual salary under the employment agreement is $183,337, with an annual review of salary increases by TLC Vision based on the discretion of the TLC Vision board of directors. Dr. Eldridge is also entitled to receive options under TLC Vision Vision's stock option plan. Dr. Eldridge's compensation also includes an annual bonus of up to 20% of his annual salary based on Dr. Eldridge's personal performance and the financial performance of TLC Vision as a whole.

Dr. Eldridge's employment may be terminated by TLC Vision for just cause, as defined in the agreement. If terminated for other than just cause, Dr. Eldridge will be entitled to receive 12 months' base salary plus an additional month for each year worked following December 10, 1998 to a maximum of six additional months.

The agreement contains change of control proVisions that provide, among other things, that Dr. Eldridge may terminate his employment with TLC Vision for any reason within six months following a change of control and would be entitled to 12 months' base annual salary on termination.

Dr. Eldridge's agreement contains non-competition and non-solicitation covenants which run for a minimum of one year following his employment and prohibit Dr. Eldridge from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or which competes with TLC Vision. The agreement also prohibits him from employing any employee of TLC Vision or soliciting any patient of TLC Vision during the same time period. Additionally, the agreement contains confidentiality covenants preventing Dr. Eldridge from disclosing confidential or proprietary information relating to TLC Vision at any time during or after his employment.

WILLIAM P. LEONARD

TLC Vision has entered into an employment contract with Mr. William P. Leonard who is Executive Vice President, Operations of TLC Vision. The term of the agreement is three years commencing on June 1, 2000 with automatic one year renewals unless otherwise terminated by the parties. The base annual salary under the employment agreement is $150,000, with an annual review of salary increases by TLC Vision based on the discretion of the TLC Vision board of directors. Mr. Leonard is also entitled to receive options under TLC Vision Vision's stock option plan. Mr. Leonard's compensation also includes an annual bonus of up to 20% of his annual salary based on Mr. Leonard's personal performance and the financial performance of TLC Vision as a whole.

Mr. Leonard's employment may be terminated for just cause, as defined in the agreement. If terminated for other than just cause, Mr. Leonard will be entitled to receive 12 months' base salary plus an additional month for each year worked following the third anniversary of the effective date of the agreement to a maximum of six additional months.

The agreement contains change of control proVisions that provide, among other things, that Mr. Leonard may voluntarily terminate his employment with TLC Vision within six months following a change of control and would be entitled to 12 months' base salary on termination.

Mr. Leonard's agreement also contains non-competition, and non-solicitation covenants which run for a minimum of one year following his employment and prohibit Mr. Leonard from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or which competes with TLC Vision. The agreement also prohibits him from employing any employee of TLC Vision or soliciting any patient of TLC Vision during the same time period. Additionally, the agreement contains confidentiality covenants preventing Mr. Leonard from disclosing confidential or proprietary information relating to TLC VISION at any time during or after his employment.

PAUL FREDERICK

         TLC Vision has entered into an employment contract with Mr. Paul Frederick, who is the Executive Vice President, Human Resources of TLC Vision. The agreement is for an indefinite term commencing on February 19, 2001 and continuing until termination of employment in accordance with the agreement. The base annual salary under the employment agreement is $108,592, with an annual review of salary increases by TLC Vision based on the discretion of the TLC Vision board of directors. Mr. Frederick is also entitled to receive certain employee benefits provided to other employees under TLC Vision's stock option plan. Mr. Frederick's compensation also includes an annual bonus of up to 50% of his annual salary based on performance criteria agreed upon by TLC Vision's President and Chief Operating Officer.

         Mr. Frederick's employment may be terminated for just cause, as defined in the agreement. If terminated for other than just cause, Mr. Frederick will be entitled to receive 12 months' base salary plus an additional month for each year worked following February 19, 2004 to a maximum of six additional months.

         The agreement contains change of control provisions that provide, among other things, that Mr. Frederick may voluntarily terminate his employment with TLC Vision within 24 months following a change of control and upon termination would be entitled to 12 months' base salary or, if such termination occurs after February 19, 2004, 24 months' base salary.

         Mr. Frederick's agreement contains non-competition and non-solicitation covenants which run for one year following his employment and prohibit Mr. Frederick from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or which competes with TLC Vision. The agreement also prohibits him from employing any employee of TLC Vision or soliciting any patient of TLC Vision during the same time period. Additionally, the agreement contains confidentiality covenants preventing Mr. Frederick from disclosing confidential or proprietary information relating to TLC Vision at any time during or after his employment.

LLOYD FIORINI

         TLC Vision has entered into an employment contract with Mr. Lloyd Fiorini, who is the Co-General Counsel of TLC Vision. The agreement is for an indefinite term commencing on July 13, 1998 and continuing until termination of employment in accordance with the agreement. The base annual salary under the employment agreement is $111,785, with an annual review of salary increases by TLC Vision based on the discretion of the TLC Vision board of directors. Mr. Fiorini is also entitled to receive certain employee benefits provided to other employees and options under TLC Vision's stock option plan. Mr. Fiorini's compensation also includes an annual bonus of up to 20% of his annual salary based on Mr. Fiorini's personal performance and the financial performance of TLC Vision as a whole.

         Mr. Fiorini has entered into a separation agreement with TLC Vision pursuant to which Mr. Fiorini will resign from TLC Vision effective December 2, 2002. In connection with Mr. Fiorini's resignation, he will receive a payment equal to 13 months of his regular salary and an additional amount equal to five percent of his regular salary for the purpose of obtaining benefits coverage.

         Mr. Fiorini's employment agreement contains non-competition and non-solicitation covenants which run for one year following his employment and prohibit Mr. Fiorini from engaging in or having a financial interest in an entity engaged in the refractive laser corrective surgery business or which competes with TLC Vision in Canada or the United States and from employing any employee of TLC Vision or soliciting any employee, patient, customer or supplier of TLC Vision. The agreement also contained confidentiality covenants preventing Mr. Fiorini from disclosing confidential or proprietary information relating to TLC Vision at any time during or after his employment. The non-competition, non-solicitation and confidentiality covenants continue in force under the terms of Mr. Fiorini's separation agreement.

         On December 13, 2001, TLC entered into a consulting services agreement with Warren Rustand, a director of TLC Vision, and J.L. Investment, Inc., a corporation controlled by Mr. Rustand. The agreement provides for Mr. Rustand and J.L. Investment, Inc. to oversee the development of TLC Vision's international business development project. The term of the engagement was the six-month period from January 1, 2002 to June 30, 2002 for which TLC Vision paid a fee of $125,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2002, the compensation committee of the TLC Vision Board of Directors was composed of Messrs. Gourwitz, Davidson and Rustand and Dr. Sullins. [None of the members of the compensation committee was an officer, employee or former officer or employee of TLC Vision or any of its subsidiaries.

COMPENSATION OF DIRECTORS

         During fiscal 2002, Directors who were not executive officers of TLC Vision were entitled to receive an attendance fee of $500 for each meeting attended as well as an annual fee of $15,000. Non-executive directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the TLC Vision Board of Directors. In addition, outside directors are entitled to receive options to acquire TLC Vision common shares under TLC Vision's stock option plan based on TLC Vision's performance. For fiscal 2002, options to acquire 15,000 TLC Vision common shares at an exercise price of $2.57, for directors resident in the United States, and Cdn$4.04, for directors resident in Canada, were granted to each of the outside directors. The chair of each of the audit, compensation and corporate governance committee also receives an annual fee of $5,000.

         In addition, in connection with the merger between TLC Vision and LaserVision, TLC Vision entered into an employment agreement with John J. Klobnak which provides, among other things, for Mr. Klobnak's resignation as an officer of LaserVision on the closing date of the merger and for Mr. Klobnak to serve as Vice Chairman of the Board of Directors of TLC Vision from May 2002 to May 2003. See "Item 13. Certain Relationships and Related Transactions."



                                    PART III


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP.

         The following table sets forth, as of August 1, 2002, the number of TLC Vision common shares beneficially owned by each director of TLC Vision, each of the named executive officers of TLC Vision, the current directors and executive officers of TLC Vision as a group, and each person who, to the knowledge of the directors or officers of TLC Vision, beneficially owns, directly or indirectly, or exercises control or direction over common shares carrying more than 5% of the voting rights attached to all outstanding TLC Vision common shares.

                                          TOTAL NUMBER OF          PERCENTAGE OF
DIRECTORS, EXECUTIVE                      SHARES                   COMMON SHARES           OPTIONS         OPTIONS NOT
OFFICERS AND 5%                           BENEFICIALLY             BENEFICIALLY         BENEFICIALLY        PRESENTLY
SHAREHOLDERS                              OWNED                       OWNED                OWNED           EXERCISABLE
--------------------                      ---------------          -------------        ------------       -----------
TAL Global Asset Management Inc.          5,231,625                   8.1%                     --                --
Elias Vamvakas                            3,770,008                   5.8%                429,136           180,000

John J. Klobnak                           2,051,241                   3.1%              1,830,000                --
Howard J. Gourwitz                           45,896                      *                 45,000                --
Dr. William D. Sullins, Jr                   78,900                      *                 45,000            20,000
Warren S. Rustand                            47,928                      *                 45,000                --
John F. Riegert                              52,234                      *                 47,500                --
Thomas N. Davidson                           40,000                      *                 30,000                --
Dr. Mark Whitten                             49,384                      *                  8,750                --
Dr. Richard Lindstrom                       387,541                      *                320,625            22,375
James M. Garvey                             101,705                      *                 91,065             2,375
David S. Joseph                               9,500                      *                  9,500                --
William Leonard                              37,525                      *                 37,325            56,750
David C. Eldridge                           151,389                      *                 55,375            59,625
Paul Frederick                               10,000                      *                 10,000            44,000
Lloyd Fiorini                                21,500                      *                 21,500            54,500
Thomas G. O'Hare                            255,656                      *                     --                --
Brian Park                                    2,528                      *                  2,528            10,805

All directors and officers as a
group (16 persons)                        9,752,478                  13.8%              5,916,267           376,688

------------
* Less than one percent.


         The address for TAL Global Asset Management Inc. is 1000 de la Gauchetiere West, Suite 3100 Montreal, Quebec, Canada H3B 4W5. The information shown with respect to TAL Global Asset Management Inc. is based on a Schedule 13G, dated March 20, 2002, of TAL Global Asset Management Inc. The information in the Schedule 13G indicates that TAL Global Asset Management Inc. has the sole power to vote and dispose of such shares.

         The address for Mr. Vamvakas is 5280 Solar Drive, Suite 300, Mississauga, Ontario L4W 5M8.

         Under the rules of the U.S. Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days by exercising options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of that individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The Percentage of Common Shares Beneficially Owned has been calculated on the basis of 64,771,450 common shares of TLC Vision issued and outstanding as of August 1, 2002.

         Total Number of Shares Beneficially Owned includes the shares listed under the column Options Beneficially Owned, which are the shares subject to outstanding options which are presently exercisable or are exercisable within 60 days of August 1, 2002. Total Number of Shares Beneficially Owned also includes 1,749,516 shares held indirectly by Mr. Vamvakas through WWJD Corporation, a corporation wholly owned by the Vamvakas Family Trust, and 1,000,484 held indirectly by Mr. Vamvakas through Insight International Bank Corp. Mr. Eldridge's total includes 6,426 shares held indirectly by Megan Eldridge. The table excludes 234,702 shares owned by LNG Enterprises, Inc., of which Mr. Gourwitz is an associate.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of May 31, 2002 with respect to each equity plan or arrangement pursuant to warrants or options to purchase the Company's common shares have been granted:


                      Equity Compensation Plan Information


                       Plan category                                                            Number of securities
                                                                                                     remaining
                                                         Number of                                 available for
                                                       securities to                              future issuance
                                                         be issued                                 under equity
                                                           upon            Weighted-               compensation
                                                        exercise of         average                    plans
                                                        outstanding    exercise price of            (excluding
                                                         options,         outstanding               securities
                                                       warrants and    options, warrants           reflected in
                                                          rights          out rights                column (a))
                                                       ------------    -----------------        --------------------
  Equity compensation plans approved by security        10,972,746(1)     $     5.57                  445,515
                      holders

Equity compensation plans not approved by security              --                --                       --
                      holders

                       Total                            10,972,746(1)     $     5.57                  445,515

------------

(1) Total includes options and warrants to acquire approximately 8,000,000 common shares assumed by TLC Vision in connection with its acquisition of LaserVision.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended May 31, 2002, the law firm Gourwitz and Barr, P.C., of which Mr. Gourwitz is a shareholder, provided legal services to TLC VISION.

         LaserVision, a subsidiary of TLC Vision, has a limited partnership agreement with Minnesota Eye Consultants for the operation of one of its roll-on/roll-off mobile systems. Dr. Richard Lindstrom, a director of TLC Vision, is President of Minnesota Eye Consultants. LaserVision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. Under the terms of the partnership agreement, LaserVision receives a revenue-based management fee from the partnership. During the 2002 fiscal year, LaserVision received a management fee in the amount of $97,000 from the partnership. Dr. Lindstrom also receives compensation from TLC Vision in his capacity as medical director of both TLC Vision and LaserVision.

         In September 2000, LaserVision entered into a five-year agreement with Minnesota Eye Consultants to provide laser access. LaserVision paid $6.2 million to acquire five lasers and the exclusive right to provide laser access to Minnesota Eye Consultants. LaserVision also assumed leases on three of the five lasers acquired. The transaction resulted in a $5.0 million intangible asset recorded as deferred contract rights which will be amortized over the life of the agreement. During the 2002 fiscal year, LaserVision received a total of $1.5 million in revenue as a result of the agreement.

         On March 1, 2001, a limited liability company indirectly wholly owned by TLC Vision acquired all of the non-medical assets relating to the refractive practice of Dr. Mark Whitten prior to Dr. Whitten becoming a director of TLC Vision. The cost of this acquisition was $20.0 million with $10.0 million paid in cash on March 1, 2001 and the remaining $10.0 million payable in four equal installments on each of the first four anniversary dates of closing. Dr. Whitten became a director of TLC Vision in May 2002. As at May 31, 2002 the remaining discounted amounts payable to Dr. Whitten of $5.8 million as is included in long term debt. (See Note 11, Long term debt). In addition, TLC Vision has entered into service agreements with companies that own Dr. Whitten's refractive satellite operations located in Frederick, Maryland, and Charlottesville, Virginia, under which TLC Vision will provide such companies with services in return for a fee. During the 2002 fiscal year, TLC Vision received a total of $761,000 in revenue as a result of the service agreements.

         Under the purchase agreement, Dr. Whitten also has agreed to a non-competition covenant which will cease to apply if TLC Vision fails to pay the deferred portion of the purchase price.

         Dr. Whitten also entered into an employment agreement effective March 1, 2001 with a professional corporation in which TLC Vision has an exclusive management agreement. Dr. Whitten agreed to be employed for 15 years to perform refractive surgery at TLC Vision sites through this professional corporation. For so long as Dr. Whitten's employment agreement is in force, Dr. Whitten will have one of the three seats on the management board of the TLC Vision limited liability company that acquired his assets.

         During the fiscal year ended May 31, 2002, J.L. Investments, Inc. of which Mr. Warren Rustand, a director of TLC Vision, is a shareholder, and Mr. Warren Rustand entered into a consulting agreement with the Company to oversee the development of the Company's international business development project. J.L. Investments and Mr. Rustand received $125,000 under this agreement.

         In connection with the acquisition of LaserVision, TLC Vision entered into employment agreements with each of James C. Wachtman, President and Chief Operating Officer of TLC Vision, Robert W. May, Co-General Counsel of TLC Vision, and B. Charles Bono, Chief Financial Officer of TLC Vision. Mr. Wachtman's employment agreement provides for the employment of Mr. Wachtman as President and Chief Operating Officer of TLC Vision and entitles Mr. Wachtman to receive, among other things:

         o an annual salary in the amount of $325,000; provided, however, that in the first year of the contract Mr. Wachtman shall receive $292,500 and the remainder will be deferred pursuant to the salary deferral program for members of TLC Vision's senior management;

         o an annual bonus of up to 50% of his salary upon the attainment of specified performance goals; and

         o severance payments in the event of termination of Mr. Wachtman's employment without cause.

         The employment agreements provide for the employment of Messrs. May and Bono as executive officers of TLC Vision and entitles each of them to receive, among other things:

         o an annual salary in the amount of $255,000 and $240,000, respectively;

         o an annual bonus of up to 50% of each officer's base salary upon the attainment of specified performance goals; provided that each officer will receive a guaranteed bonus of at least 25% of his base salary for the first year of his employment;

         o full vesting and immediate exercisability for each TLC Vision Vision stock option received in exchange for LaserVision options or warrants as a result of the merger; and

         o severance payments in the event of termination of each officer's employment without cause, or upon death, disability or resignation of or by the officer for specified reasons or within 18 months of the closing date of the merger.

         In addition, TLC Vision entered into an employment agreement with John
J. Klobnak, the Vice Chairman of TLC Vision, which provides, among other things, for Mr. Klobnak's resignation as an officer of LaserVision on the closing date of the merger and for his service as Vice Chairman of the Board of Directors of TLC Vision for one year following the closing date of the merger. In return, Mr. Klobnak received:

         o a cash payment equal to $2,844,000 plus the cash equivalent of his LaserVision unused vacation time accrued on the date of the merger agreement;

         o fully vested and immediately exercisable options to purchase 500,000 TLC Vision common shares;

         o full vesting and immediate exercisability for each TLC Vision stock option received in exchange for LaserVision options or warrants as a result of the merger; and

         o certain "piggyback" registration rights with respect to his TLC Vision common shares.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of the report:

         (1)  Financial statements:

              Report of Independent Auditors.

              Consolidated Statements of Income - Years Ended May 31, 2000, 2001 and 2002.

              Consolidated Balance Sheets as of May 31, 2001 and 2002.

              Consolidated Statements of Deficit - Years Ended May 31, 2001 and 2002.

              Consolidated Statements of Changes in Financial Position - Years Ended May 31, 2000, 2001 and 2002.

              Notes to Consolidated Financial Statements

         (2)  Financial statement schedules required to be filed by Item 8 and
              Item 14(d) of Form 10-K.

              Schedule II - Valuation and Qualifying Accounts and Reserves

              Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

         (3)  Exhibits required by Item 601 of Regulation S-K and by Item 14(c).

              See Exhibit Index.

(b)      Reports on Form 8-K.

         The Company filed a current report on Form 8-K under Item 5 on April 18, 2002 to disclose that, along with Laser Vision Centers, Inc. ("LaserVision"), it had issued a joint press release announcing that shareholders of each company had approved the merger of TLC Vision and LaserVision and that the companies agreed to extend the closing date due to a continuing strike by Ontario public service employees.

         The Company filed a current report on Form 8-K under Item 2 on May 15, 2002 to disclose that the merger between the Company and LaserVision was completed as of May 15, 2002. The report described the terms of the merger agreement and disclosed that the number of members comprising the board of directors of the Company was increased from seven to eleven to include four newly elected members joining from LaserVision's former board of directors.

(c)      Exhibits required by Item 601 of Regulation S-K.

         See Exhibit Index.

(d)      None

SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                      Balance at                                Deductions-      Balance at
                                                      beginning      Expense                   Uncollectable        end
                                                      of year       provision     Other (1)       Amounts         of year
                                                      ----------    ---------     ---------    -------------     ----------

                                                                               (in thousands)
Fiscal 2000
Doubtful accounts receivable                            2,527          2,553             --         (1,183)          3,897
Provision against investments and other assets             --             --             --             --

Fiscal 2001
Doubtful accounts receivable                          $ 2,849        $   646        $    --        $(2,335)        $ 1,160
Provision against investments and other assets             --          1,913             --             --           1,913

Fiscal 2002
Doubtful accounts receivable                          $ 1,160        $   521        $ 1,742        $  (896)        $ 2,527
Provision against investments and other assets          1,913          2,016             --             --           3,929


Note (1): additional provision for doubtful accounts was acquired in the merger transaction with LaserVision

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TLC VISION CORPORATION


                                         By  /s/ ELIAS VAMVAKAS
                                           ----------------------------------
                                           Elias Vamvakas
                                           Chief Executive Officer
                                           August 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


 Signature                                       Title                                 Dated
 ---------                                       -----                                 -----

/s/ ELIAS VAMVAKAS                           Chief Executive Officer and               August 28, 2002
-----------------------------------          Chairman of the Board of Directors
Elias Vamvakas

/s/ B. CHARLES BONO III                      Chief Financial Officer, Treasurer        August 28, 2002
-----------------------------------          and Principal Accounting Officer
B. Charles Bono III

/s/ JOHN J. KLOBNAK                          Director                                  August 28, 2002
-----------------------------------
John J. Klobnak

/s/ JOHN F. RIEGERT                          Director                                  August 28, 2002
-----------------------------------
John F. Riegert

/s/ HOWARD J. GOURWITZ                       Director                                  August 29, 2002
-----------------------------------
Howard J. Gourwitz

/s/ WILLIAM DAVID SULLINS, JR., OD           Director                                  August 29, 2002
-----------------------------------
William David Sullins, Jr., OD

                                             Director                                  August __, 2002
-----------------------------------
Thomas N. Davidson

/s/ WARREN S. RUSTAND                        Director                                  August 29, 2002
-----------------------------------
Warren S. Rustand

                                             Director                                  August __, 2002
-----------------------------------
Mark Whitten, M.D.

/s/ JAMES M. GARVEY                          Director                                  August 29, 2002
-----------------------------------
James M. Garvey

/s/ RICHARD L. LINDSTROM, M.D.               Director                                  August 28, 2002
-----------------------------------
Richard L. Lindstrom, M.D.

/s/ DAVID S. JOSEPH                          Director                                  August 28, 2002
-----------------------------------
David S. Joseph

                                  EXHIBIT INDEX


Exhibit
No.               Description
-------           -----------
  3.1             Articles of Incorporation (incorporated by reference to
                  Exhibit 3.1 to the Company's 10-K filed with the Commission on
                  August 28, 1998)

  3.2             Articles of Amendment (incorporated by reference to Exhibit
                  3.2 to the Company's 10-K filed with the Commission on August
                  29, 2000)

  3.3             Articles of Continuance (incorporated by reference to Exhibit
                  3.6 of the Company's Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no.
                  333-71532))

  3.4             Articles of Amendment (incorporated by reference to Exhibit
                  4.2 to the Company's Post Effective Amendment No. 1 on Form
                  S-8 to Registration Statement on Form S-4 filed with the Commission on May 14, 2002 (file no. 333-71532))

  3.5             By-Laws of the Company (incorporated by reference to Exhibit
                  3.6 to the Company's Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no.
                  333-71532))

  4.1             Shareholder Rights Plan Agreement dated as of September 21,
                  1999 between the Company and CIBC Mellon Company (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-4 filed with the Commission on October 12,
                  2001)

 10.1             TLC Vision Amended and Restated Share Option Plan
                  (incorporated by reference to Exhibit 4(a) to the Company's
                  Registration Statement on Form S-8 filed with the Commission on December 31, 1997 (file no. 333-8162))

 10.2             TLC Vision Share Purchase Plan (incorporated by reference to
                  Exhibit 4(b) to the Company's Registration Statement on Form
                  S-8 filed with the Commission on December 31, 1997 (file no.
                  333-8162))

 10.3 Employment Agreement with Elias Vamvakas (incorporated by reference to Exhibit 10.1(e) to the Company's 10-K filed with the Commission on August 28, 1998)

 10.4             Escrow Agreement with Elias Vamvakas and Jeffery J. Machat
                  (incorporated by reference to Exhibit 10.1(f) to the Company's
                  10-K filed with the Commission on August 28, 1998)

 10.5             Consulting Agreement with Excimer Management Corporation
                  (incorporated by reference to Exhibit 10.1(g) to the Company's
                  10-K filed with the Commission on August 28, 1998)

 10.6 Shareholder Agreement for Vision Corporation (incorporated by reference to Exhibit 10.1(l) to the Company's 10-K filed with the Commission on August 28, 1998)




 10.7 Employment Agreement with David Eldridge (incorporated by reference to Exhibit 10.1(m) to the Company's 10-K filed with the Commission on August 29, 2000)

 10.8 Employment Agreement with William Leonard (incorporated by reference to Exhibit 10.1(n) to the Company's 10-K filed with the Commission on August 29, 2000)

 10.9 Consulting Agreement with Warren Rustand (incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 2
                  Registration Statement on Form S-4/A filed with the Commission on January 18, 2002 (file no. 333-71532))

 10.10            Employment Agreement with Paul Frederick

 10.11            Employment Agreement with Lloyd Fiorini

 10.12            Separation Agreement with Lloyd Fiorini

 10.13            Employment Agreement with James C. Wachtman dated May 15, 2002

 10.14            Employment Agreement with Robert W. May dated May 15, 2002

 10.15            Employment Agreement with B. Charles Bono dated May 15, 2002

 10.16            Supplemental Employment Agreement with John J. Klobnak dated
                  May 15, 2002

 21.1             List of Registrant's Subsidiaries

 23               Consent of Independent Chartered Accountants

 99.1             Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

 99.2             Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002