Form 10-QT
period 2002-09-30
TLC VISION CORP
filed 2002-11-15
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JUNE 1, 2002 TO SEPTEMBER 30, 2002
                         COMMISSION FILE NUMBER: 0-29302


                             TLC VISION CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

           NEW BRUNSWICK, CANADA                         980151150
         (State or jurisdiction of          (I.R.S. Employer Identification No.)
       incorporation or organization)

        5280 SOLAR DRIVE, SUITE 300                       L4W 5M8
            MISSISSAUGA, ONTARIO                         (Zip Code)
  (Address of principal executive offices)

Registrant's telephone, including area code:           (905) 602-2020


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes ____ No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). __X__ Yes ____ No

            As of November 14, 2002 there were 64,772,000 of the registrant's Common Shares outstanding.

This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "plans," "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended May 31, 2002. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC Vision" shall mean TLC Vision Corporation and its subsidiaries. The Company has changed its fiscal year end from May 31 to December 31. Therefore, references in this Form 10-Q to "fiscal 2002" shall mean the 12 months ended on May 31, 2002 and "transitional period 2002" shall mean the 7 months ending on December 31, 2002. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.     Consolidated Financial Statements (unaudited)

                      Consolidated Statements of Operations for the one month ended June 30, 2002 and 2001, three months ended September 30, 2002 and 2001 and the four months ended September 30, 2002 and 2001

                      Consolidated Balance Sheets at September 30, 2002 and May 31, 2002

                      Consolidated Statements of Cash Flows for the four months ended September 30, 2002 and September 30, 2001

                      Consolidated Statement of Stockholders' Equity

                      Notes to Interim Consolidated Financial Statements


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3.     Quantitative and Qualitative Disclosures about Market Risk

          Item 4.     Controls and Procedures

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings

          Item 2.     Changes in Securities

          Item 3.     Defaults Upon Senior Securities

          Item 4.     Submission of Matter to a Vote of Security Holders

          Item 5.     Other Information

          Item 6.     Exhibits and Reports on 8-K

          Signatures

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)

                               1 MONTH ENDED    1 MONTH ENDED   3 MONTHS ENDED   3 MONTHS ENDED   4 MONTHS ENDED   4 MONTHS ENDED
                                    JUNE 30,         JUNE 30,    SEPTEMBER 30,    September 30,    SEPTEMBER 30,    September 30,
---------------------------------------------------------------------------------------------------------------------------------
(In thousands, except
per share amounts)                      2002             2001             2002             2001             2002             2001
---------------------------------------------------------------------------------------------------------------------------------
Revenues
Refractive
          Owned                     $  4,742         $  5,071         $ 13,231         $ 12,310         $ 17,973         $ 17,381
          Managed                      3,779            6,354           10,895           14,643           14,674           20,997
          Access                       3,789                             9,684                            13,473
Other healthcare services              3,288            1,236            9,992            3,622           13,280            4,858
---------------------------------------------------------------------------------------------------------------------------------

Total revenues                        15,598           12,661           43,802           30,575           59,400           43,236
---------------------------------------------------------------------------------------------------------------------------------

Cost of revenues
Refractive
          Owned                        3,970            3,675           11,714           10,413           15,684           14,088
          Managed                      3,108            3,699            9,732            9,966           12,840           13,665
          Access                       2,255               --            6,864                             9,119
Other healthcare services              2,042              595            6,185            2,037            8,227            2,632
---------------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                11,375            7,969           34,495           22,416           45,870           30,385

---------------------------------------------------------------------------------------------------------------------------------
Gross margin                           4,223            4,692            9,307            8,159           13,530           12,851
---------------------------------------------------------------------------------------------------------------------------------

   General and administrative          3,470            3,268            9,478           10,382           12,948           13,650
   Marketing                             963            1,537            3,688            3,476            4,651            5,013
   Amortization of intangibles           510            1,064            1,556            2,355            2,066            3,419
   Research and development                                              2,000                             2,000
   Restructuring charge                                                  1,064                             1,064
---------------------------------------------------------------------------------------------------------------------------------

                                       4,943            5,869           17,786           16,213           22,729           22,082
---------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                          (720)          (1,177)          (8,479)          (8,054)          (9,199)          (9,231)
Other income, net                                                        6,627                             6,627
Interest (expense) income, net          (135)             (14)            (258)             107             (393)              93
Minority interests                      (132)            (151)            (132)            (173)            (264)            (324)
---------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                (987)          (1,342)          (2,242)          (8,120)          (3,229)          (9,462)

Provision for income taxes               (97)             (83)            (290)            (274)            (387)            (357)
                                    ---------------------------------------------------------------------------------------------

NET LOSS                            $ (1,084)        $ (1,425)        $ (2,532)        $ (8,394)        $ (3,616)        $ (9,819)

                                    =============================================================================================
Weighted average number of
   common shares outstanding
   (basic and diluted)                64,055           38,052           64,056           38,051           64,055           38,052
BASIC AND DILUTED LOSS PER SHARE    $  (0.02)        $  (0.04)        $  (0.04)        $  (0.22)        $  (0.06)        $  (0.26)


See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                           (UNAUDITED)
                                                          September 30,               May 31,
(In thousands)                                                     2002                  2002
---------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                   $  30,240             $  45,074
  Short-term investments                                          9,022                 2,113
  Accounts receivable                                            18,219                17,991
  Prepaids and sundry assets                                     10,667                17,006
---------------------------------------------------------------------------------------------
    Total current assets                                         68,148                82,184

Restricted cash                                                   4,784                 4,988
Investments and other assets                                      4,613                 4,505
Intangibles                                                      30,900                32,513
Goodwill                                                         60,815                53,192
Fixed assets                                                     62,204                68,133
---------------------------------------------------------------------------------------------

Total assets                                                  $ 231,464             $ 245,515
=============================================================================================


LIABILITIES
Current liabilities
     Accounts payable and accrued liabilities                 $  50,278             $  56,332
     Current portion of long term debt and capital
     lease obligations                                            5,831                 9,433

Total current liabilities                                        56,109                65,765

Long term debt                                                   14,649                15,085
---------------------------------------------------------------------------------------------

Total liabilities                                                70,758                80,850
---------------------------------------------------------------------------------------------

Minority interests                                                9,106                 9,651
---------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Capital stock                                                   388,508               387,701
Treasury stock                                                   (2,482)               (2,432)
Options and warrant equity                                       11,200                11,755
Accumulated deficit                                            (245,626)             (242,010)
---------------------------------------------------------------------------------------------
Total shareholders' equity                                      151,600               155,014
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $ 231,464             $ 245,515
=============================================================================================


See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Four months ended September 30,
(In thousands)                                                                    2002                 2001
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                                       $ (3,616)            $ (9,819)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
 BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization                                                 7,828                7,388
   Loss on sale of capital assets and assets under lease                         1,053                   (6)
   Write-off of investment in research and development arrangement               2,000                   --
   Minority interest                                                               264                  324
   Other                                                                           156                   --

CHANGES IN OPERATING ASSETS AND LIABILITIES
   Accounts receivable                                                            (228)               1,203
   Prepaids and sundry assets                                                    6,321                 (259)
   Accounts payable and accrued liabilities                                     (6,250)              (1,774)
-----------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                 7,528               (2,943)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in restricted cash                                                        204                   13
Principal payments of debt and obligations under capital lease                  (4,103)              (1,596)
Distributions to minority interests                                               (809)              (1,708)
Purchase of treasury stock                                                         (50)
Proceeds from the issuance of capital stock                                         87                   91
-----------------------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES                                              (4,671)              (3,200)
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                                      (1,655)              (1,280)

Investment in research and development arrangement                              (2,000)
Proceeds from sale of capital assets and assets under lease                        665                   11
Proceeds from the sale of investments                                               54                  137
Acquisitions and investments and other assets                                   (7,684)              (1,207)
(Purchase of) proceeds from short-term investments                              (6,909)               6,063
Other                                                                             (162)                  10
-----------------------------------------------------------------------------------------------------------

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                               (17,691)               3,734
-----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                          (14,834)              (2,409)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  45,074               47,987
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                              $ 30,240             $ 45,578
===========================================================================================================


See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (U.S. DOLLARS, IN THOUSANDS)
                                   (UNAUDITED)

                                                                          TREASURY STOCK
                                                                        -------------------
                                     COMMON STOCK         WARRANTS       NUMBER
                                 --------------------        AND           OF
                                 NUMBER                    OPTIONS       SHARES                    ACCUMULATED
                                   OF          AMOUNT      AMOUNT       TREASURY      AMOUNT         DEFICIT        TOTAL
                                 SHARES          $            $          STOCK          $               $             $
                                 ------       -------     ---------     --------      ------       -----------     -------
Balance May 31, 2002........     64,743       387,701      11,755         (583)       (2,432)       (242,010)      155,014
 Share issued as part
   of the employee
   share purchase plan               24            77                                                                   77
 Exercise of stock options            5            10                                                                   10
 Treasury shares repurchased                                               (51)          (50)                          (50)
 Options expired                                  720        (720)
 Options issued                                               165                                                      165
 Net loss for the period                                                                              (3,616)       (3,616)
                                 ------       -------      ------         ----        ------        --------       -------
 Balance September 30, 2002      64,772       388,508      11,200         (634)       (2,482)       (245,626)      151,600
                                 ======       =======      ======         ====        ======        ========       =======



See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited)

1.      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the May 31, 2002 Annual Report on Form 10-K for the year ended May 31, 2002 filed by TLC Vision Corporation (the "Company" or "TLC Vision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire period ending December 31, 2002. The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries. The ownership interests of other parties in less than wholly owned consolidated subsidiaries are presented as minority interests.

        The Company changed its fiscal year end from May 31 to December 31. In conjunction with this change in fiscal year end, the Company changed the date it will perform its annual goodwill impairment test from May to November.

        On May 15, 2002, the Company merged with Laser Vision Centers, Inc. ("LaserVision"), and the results of LaserVision's operations have been included in the consolidated financial statements since that date. LaserVision provides access to excimer lasers, microkeratomes, other equipment and value-added support services to eye surgeons for laser vision correction and the treatment of cataracts.

        Refractive revenue is recognized when the procedure is performed. Revenue pertaining to Company owned laser centers represents the amount charged to patients for a laser vision correction procedure, net of discounts and net of amounts collected as an agent of co-managing doctors.

        Revenue pertaining to Company managed laser centers represent the management fee charged to professional corporations (PCs) that have practice management agreements (PMAs) with the Company. These PCs provide laser vision correction procedures and are responsible for billing the patient directly. Under the terms of the PMAs, the Company provides management, marketing and administrative services to the PCs in return for a per procedure management fee. Although TLC Vision is entitled to receive a fixed per procedure management fee, the Company has made it a business practice to reduce the management fee for a portion of any discount given related to the underlying procedure. Net revenue is recognized when the PC performs the procedure.

        Revenue pertaining to access service represents the amount charged to a surgeon for the use of Company equipment and technicians based on the volume of laser usage. The Company does not provide the facility or administrative support and frequently uses mobilized equipment which is shared by multiple customers.

        Approximately 22% of the Company's net revenue is from the Company's other healthcare services which includes management fee revenue from cataract and secondary care practices, network marketing and management, asset management fees, and fees for professional healthcare facility management. Revenues from all sources are recognized as the service or treatment is provided.

        The Company incurs costs associated with providing laser correction services and reports them as cost of revenues. Included in this grouping are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs, and center costs associated with personnel, facilities, and depreciation of center assets. Costs of revenue for the access business also includes travel costs related to providing mobile laser access.

        In Company-owned centers, the Company is responsible for engaging and paying the surgeons who provide laser vision correction services and the amounts paid to the surgeons are reported as a cost of revenue.

        The unaudited interim consolidated financial statements for the one-month period ended June 30, 2001 and the three- and four-month periods ended September 30, 2001 include certain reclassifications to conform with classifications for the one month period ended June 30, 2002 and the one-month period ended June 30, 2001 and the three- and four-month periods ended September 30, 2002.

        Net loss per share was computed using the weighted average number of common shares outstanding during each period and excludes 712,500 shares being held by an escrow agent related to a previous acquisition by LaserVision. The diluted average shares outstanding calculation excludes outstanding options and warrants because they would be anti-dilutive.

        During the quarter ended September 30, 2002, a total of 615,500 employee options with exercise prices above $10.00 per share were exchanged for 607,000 options with an exercise price of $8.688 per share in accordance with the plan approved by stockholders in April 2002. The 607,000 new options will be subject to variable option accounting and will result in an expense in future quarters when the Company's stock is above $8.688 at the end of the quarter.

2.      RESEARCH AND DEVELOPMENT

        On July 25, 2002, the Company entered into an agreement with Vascular Sciences Corporation ("Vascular Sciences") for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of age related macular degeneration. According to the terms of the agreement, the Company purchased $3.0 million in preferred stock and has the obligation to purchase an additional $7.0 million in preferred stock in Vascular Sciences if Vascular Sciences attains certain milestones in the development and commercialization of the product. If Vascular Science fails to achieve a milestone, TLC Vision shall have no further obligations to purchase additional shares. The consideration for the purchase of the $3.0 million in preferred shares included the conversion of a $1 million promissory note owed to TLC Vision by Vascular Sciences which was issued in April 2002. Since the technology is in the development stage and has not received Food and Drug Administration (FDA) approval, the Company will account for this investment as a research and development arrangement whereby cost will be expensed as amounts are expended by Vascular Sciences. Once commercialization of the product has occurred or FDA approval is obtained, the Company will reevaluate the accounting treatment of the investment. The first $1.0 million of the investment was expensed during the fiscal year ended May 31, 2002 and the remaining $2.0 million of the investment has been expensed as research and development expense during the three months ended September 30, 2002.

3.      RESTRUCTURING

        In August 2002, the Company continued its objective of reducing employee costs in line with revenues. During the three months ended September 30, 2002, this program resulted in the identification, notification and elimination of 36 full-time equivalent positions primarily in the marketing, administrative and information technology departments and a severance cost of $1.0 million of which $0.1 million has been paid as of September 30, 2002. As of May 31, 2002, the Company reported accruals of $4.3 million related to restructuring charges from prior years. An aggregate of $1.0 million of such amount was paid during the four months ended September 30, 2002, leaving a balance to be paid of $3.3 million.

4.      OTHER INCOME AND EXPENSE, NET

        On May 16, 2002, the Company agreed to sell the capital stock of its Aspen Healthcare ("Aspen") subsidiary to SurgiCare Inc. ("SurgiCare") for a purchase price of $5.0 million in cash and warrants for 103,957 shares of common stock of SurgiCare with an exercise price of $2.24 per share. On June 14, 2002, the purchase agreement for the transaction was amended due to the failure of Surgicare to meet its obligations under the agreement. The amendment established a new closing date of September 14, 2002 and required SurgiCare to issue 38,000 shares of SurgiCare common stock and to pay $760,000 to the Company, prior to closing, all of which was non-refundable. SurgiCare failed to perform under the purchase agreement and as a result, the purchase agreement was terminated and the Company recorded a gain of $0.8 million in other income and expense for the period.

        In July 2001, two laser manufacturers reported settling a class action anti-trust case. In August 2002, LaserVision received $8.0 million from its portion of the settlement and TLC Vision received $7.1 million from its portion of the settlement. The $8.0 million relating to the activities of LaserVision represented a contingent asset acquired by the Company and was included in the purchase price allocation at May 15, 2002 as an other asset. The $7.1 million settlement received related to TLC Vision has been recorded as a gain of $6.8 million (net of $0.3 million for its obligations to be paid to minority interests) in other income and expense for the period.

        During the quarter ended September 30, 2002, the Company disposed of six excess lasers resulting in a loss of $1.0 million, which amount is included in other income and expense.

5.      ACQUISITION

        On August 1, 2002, the Company acquired a 55% ownership interest in an ambulatory surgery center (ASC) in Mississippi for $7.6 million in cash. The Company also has the option to purchase up to an additional 5% per year for $0.7 million in cash each year. This ASC specializes in cataract surgery, and the acquisition was accounted for under the purchase method of accounting. The purchase price allocation includes $7.4 million of goodwill and $0.2 million of other intangible assets. The $7.4 million of goodwill was assigned to the cataract surgery segment and is not deductible for tax purposes.

6.      SEGMENT INFORMATION

        The Company has two reportable segments: refractive and other healthcare services. The refractive segment provides laser vision correction and is the core focus of the Company. The other healthcare services segment includes the cataract business, an optometric franchising business, an ASC, an ASC development business and a secondary eye care center business.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended May 31, 2002. The Company evaluates performance based on operational results including paid procedures, net revenue after doctors' compensation, fixed costs, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and income (loss) before income taxes.

        Doctors' compensation as presented represents the cost for the Company to arrange for experienced and knowledgeable ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Certain states restrict the Company from directly engaging medical doctors or optometrists pursuant to the corporate practice of medicine/optometry doctrine. Accordingly, in these states, the Company arranges for laser vision correction services for patients through medical doctors and/or professional corporations with whom TLC Vision has entered into practice management agreements. Where the Company manages laser centers due to certain state requirements, it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. As such, the costs associated with arranging for these professionals to furnish professional services is reported as a cost of the professional corporation and not of the Company.

        All revenues are from third parties and intersegment transactions are minimal.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

        Most of the business units were acquired or developed as a unit and management at the time of acquisition was retained.


        The following tables set forth information by segments:

---------------------------------------------------------------------------------------------------------------------------
Three months ended
September 30,                                                          2002                                        2001
---------------------------------------------------------------------------------------------------------------------------
(in thousands)                          Refractive        Other        TOTAL       Refractive       Other          Total
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
NET REVENUES                             $33,810          $9,992      $43,802       $26,953       $ 3,622          $30,575
---------------------------------------------------------------------------------------------------------------------------
EXPENSES
---------------------------------------------------------------------------------------------------------------------------
Doctor compensation                        3,063              --        3,063         2,429            --            2,429
---------------------------------------------------------------------------------------------------------------------------
Depreciation                               3,266             699        3,965         2,170           151            2,321
---------------------------------------------------------------------------------------------------------------------------
Other cost of revenue                     21,981           5,486       27,467        15,780         1,886           17,666
---------------------------------------------------------------------------------------------------------------------------
Total cost of revenue                     28,310           6,185       34,495        20,379         2,037           22,416
---------------------------------------------------------------------------------------------------------------------------
Gross margin                               5,500           3,807        9,307         6,574         1,585            8,159
---------------------------------------------------------------------------------------------------------------------------
General and administrative                 7,475           1,901        9,376         9,507           316            9,823
---------------------------------------------------------------------------------------------------------------------------
Marketing                                  2,838             850        3,688         3,122           354            3,476
---------------------------------------------------------------------------------------------------------------------------
Depreciation                                  93               9          102           559                            559
---------------------------------------------------------------------------------------------------------------------------
Amortization of intangibles                1,361             195        1,556         2,297            58            2,355
---------------------------------------------------------------------------------------------------------------------------
Research and Development                   2,000              --        2,000            --            --                --
---------------------------------------------------------------------------------------------------------------------------
Restructuring charge                       1,064              --        1,064            --            --                --
---------------------------------------------------------------------------------------------------------------------------
                                          14,831           2,955       17,786        15,484           728           16,213
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations             (9,331)            852       (8,479)       (8,911)          857           (8,054)
---------------------------------------------------------------------------------------------------------------------------
Other income and expense, net              5,867             760        6,627            --            --               --
---------------------------------------------------------------------------------------------------------------------------
Interest and other                          (263)              5         (258)          154           (47)             107
---------------------------------------------------------------------------------------------------------------------------
Minority interest                            (42)            (90)        (132)          (26)         (147)            (173)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                (3,769)          1,527       (2,242)       (8,783)          663           (8,120)
---------------------------------------------------------------------------------------------------------------------------
Income taxes                                (100)           (190)        (290)          (42)         (232)            (274)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        ($3,869)         $1,337      $(2,532)      $(8,825)         $431          $(8,394)
---------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
FOUR MONTHS ENDED SEPTEMBER 30,                                  2002                                     2001
-----------------------------------------------------------------------------------------------------------------
(in thousands)                       Refractive     Other       TOTAL         Refractive     Other       Total
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
NET REVENUES                           $46,120    $13,280      $59,400         $38,378     $ 4,858       $43,236
-----------------------------------------------------------------------------------------------------------------
EXPENSES
-----------------------------------------------------------------------------------------------------------------
Doctor compensation                      3,997         --        3,997           3,438          --         3,438
-----------------------------------------------------------------------------------------------------------------
Depreciation                             4,606        930        5,536           3,036         201         3,237
-----------------------------------------------------------------------------------------------------------------
Other cost of revenue                   29,040      7,297       36,337          21,279       2,431        23,710
-----------------------------------------------------------------------------------------------------------------
Total cost of revenue                   37,643      8,227       45,870          27,753       2,632        30,385
-----------------------------------------------------------------------------------------------------------------
Gross margin                             8,477      5,053       13,530          10,625       2,226        12,851
-----------------------------------------------------------------------------------------------------------------
General and administrative              10,458      2,270       12,728          12,401         517        12,918
-----------------------------------------------------------------------------------------------------------------
Marketing                                3,701        950        4,651           4,572         441         5,013
-----------------------------------------------------------------------------------------------------------------
Depreciation                               208         12          220             732          --           732
-----------------------------------------------------------------------------------------------------------------
Amortization of intangibles              1,808        258        2,066           3,270         149         3,419
-----------------------------------------------------------------------------------------------------------------
Research and Development                 2,000         --        2,000              --          --            --
-----------------------------------------------------------------------------------------------------------------
Restructuring charge                     1,064         --        1,064              --          --            --
-----------------------------------------------------------------------------------------------------------------
                                        19,239      3,490       22,729          20,975       1,107        22,082
-----------------------------------------------------------------------------------------------------------------
Income (loss) from operations          (10,762)     1,563       (9,199)        (10,350)      1,119        (9,231)
-----------------------------------------------------------------------------------------------------------------
Other income and expense, net            5,867        760        6,627              --          --            --
-----------------------------------------------------------------------------------------------------------------
Interest and other                        (396)         3         (393)            132         (39)           93
-----------------------------------------------------------------------------------------------------------------
Minority interest                          (79)      (185)        (264)           (129)       (195)         (324)
-----------------------------------------------------------------------------------------------------------------
Income before taxes                     (5,370)     2,141       (3,229)        (10,347)        885        (9,462)
-----------------------------------------------------------------------------------------------------------------
Income taxes                              (163)      (224)        (387)            (16)       (341)         (357)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                       (5,533)     1,917       (3,616)       $(10,363)       $544       $(9,819)
-----------------------------------------------------------------------------------------------------------------


7.   SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash transactions:

                                                                                   FOUR MONTHS ENDED SEPTEMBER 30,
                                                                                      2002                   2001
                                                                                  --------------       ----------------

           Capital assets leased                                                      112                     --
           Opening balance sheet adjustment to goodwill and accruals                  537                     --
           Options expired                                                            720                     --
           Value of options issued                                                    165                     --


   Cash paid for the following:

                                                                                      FOUR MONTHS ENDED SEPTEMBER 30,
                                                                                       2002                    2001
                                                                                  --------------       ----------------
         Interest                                                                      314                      790
         Income taxes                                                                   38                      425

8. SUBSEQUENT EVENTS

On October 21, 2002, the Company was served with a lawsuit filed by Thomas S. Tooma, M.D. and TST Acquisitions, LLC in the Superior Court of the State of California in Orange County, California. Dr. Tooma and certain entities controlled by him have been engaged in a joint business venture in the State of California since July 1999 with TLC Vision. The lawsuit seeks damages and injunctive relief based on the Plaintiffs' allegation that the Company's merger with Laser Vision Centers, Inc. violated certain exclusivity provisions of its agreements with the Plaintiffs, thereby giving Plaintiffs the right to exercise a call option to purchase TLC Vision's interest in the joint venture. Since the lawsuit has only recently been served, the Company is still evaluating its position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of the Company's Annual Report on Form 10-K for the year ended May 31, 2002. The following discussion is based upon the Company's results under U.S. GAAP. Unless otherwise specified, all dollar amounts are U.S. dollars.

OVERVIEW

         TLC Vision Corporation ("TLC Vision" or the "Company") provides eye surgery services in four core areas. First, the Company owns and manages premium branded refractive eye care centers throughout North America and, together with its relationships with affiliated eye care doctors, specializes in laser vision correction services to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Laser vision correction surgery is an outpatient procedure that is designed to change the curvature of the cornea to reduce or eliminate a patient's reliance on eyeglasses or contact lenses. Second, through the Company's subsidiary, Laser Vision Centers, Inc. ("LaserVision"), the Company provides refractive equipment access and services to independent surgeons through either fixed or mobile delivery systems. Third, the Company furnishes independent surgeons with mobile access to cataract surgery equipment and services through the Company's subsidiary, Midwest Surgical Services, Inc. Finally, the Company, through OR Partners, Inc. owns and operates ambulatory surgery centers where independent surgeons perform a variety of surgical procedures. The Company also owns a majority interest in an optometric franchising business and an Ambulatory Surgery Center development and management business.

         The Company has changed its fiscal year-end from May 31 to December 31. In conjunction with this change in fiscal year-end, the Company has changed its goodwill impairment valuation date from May to November.

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

     The Company serves surgeons who performed over 57,000 refractive procedures at the Company's centers or using the Company's laser access during the four month period ended September 30, 2002.

     The Company is assessing patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. Cost reduction initiatives continue to target the effective use of funds and our growth initiative is focusing on future development opportunities for the Company in other healthcare services.

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

     Refractive revenues for managed centers represent amounts charged to patients for laser vision correction services net of the impact of applicable patient discounts and related contractual adjustments. Amounts retained by physician groups may include costs for uncollectible amounts from patients, professional contractual costs and miscellaneous administrative charges.

     Uncollectible amounts from customers are reviewed and provided for on a regular monthly basis for those amounts with a reduced likelihood of collection.

     Doctors' compensation as presented in the notes to the Company's financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers and fees paid to optometrists for pre- and post-operative care. Where the Company manages laser centers the professional corporations or physicians performing the professional services at such centers engage ophthalmic professionals. As such, the costs associated with arranging for these professionals to furnish professional services are reported as a cost of the professional corporation and not of the Company.

     Included in costs of revenues are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs and facility fees as well as center costs associated with personnel, facilities and depreciation of center assets. Cost of revenue for the access business also includes travel costs related to providing mobile laser access.

     In Company-owned centers, the Company engages doctors to provide laser vision correction services and the amounts paid to the doctors are reported as a cost of revenue.

     Marketing, general and administrative expenses include expenses which are not directly related to the provision of laser correction services.

     In the four months ended September 30, 2002, the Company's procedure volume increased by 27,500 compared to the corresponding period of 2001. The four month contribution of LaserVision accounted for an increase of 33,000 while the TLC Vision procedures decreased by 5,500 to 24,000. The Company believes that the reduction in procedure volume is indicative of overall conditions in the laser vision correction industry. The laser vision correction industry has experienced uncertainty resulting from a number of issues, including but not limited to, a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company. In addition, being an elective procedure, laser vision correction volumes may have been further depressed by economic and stock market conditions currently being experienced in North America.

RECENT DEVELOPMENTS

     In July 2001, two laser manufacturers reported settling a class action anti-trust case. In August 2002 LaserVision received $8.0 million from its portion of the settlement and TLC Vision received $7.1 million from its portion of the settlement. The $8.0 million relating to the activities of LaserVision represented a contingent asset acquired by the Company and was included in the purchase price allocation at May 15, 2002 as an other asset. The $7.1 million settlement received related to TLC Vision has been recorded as a gain of $6.8 million (net of $0.3 million for its obligations to be paid to the minority interests) in other income and expense for the period.

     On August 1, 2002, the Company acquired a 55% ownership interest in an ambulatory surgery center (ASC) in Mississippi for $7.6 million in cash and the option to purchase up to an additional 5% per year for $0.7 million in cash each year. This ASC specializes in cataract surgery, and the acquisition was accounted for under the purchase method of accounting. Net assets acquired were $7.6 million, which included $7.4 million of goodwill and $0.2 million of other intangible assets.

    In August 2002, the Company continued its objective of reducing employee costs in line with revenues. By the end of the quarter, this program resulted in the identification, notification and elimination of 36 full-time equivalent positions primarily in the marketing and information technology departments, and resulted in a severance cost of $1.0 million of which $0.1 million has been paid as of September 30, 2002.

    On July 25, 2002 the Company entered into a joint venture with Vascular Sciences Corporation ("Vascular Sciences") for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of age related macular degeneration. According to the terms of the agreement, the Company purchased $3.0 million in preferred stock and has the obligation to purchase an additional $7.0 million in preferred stock in Vascular Sciences if Vascular Sciences attains certain milestones in the development and commercialization of the product. If Vascular Science fails to achieve a milestone, TLC Vision shall have no further obligations to purchase additional shares. An aggregate of $1.0 million of the investment was expensed during the fiscal year ended May 31, 2002 and the remaining $2.0 million of the investment has been expensed as research and development expense during the three months ended September 30, 2002.


CRITICAL ACCOUNTING POLICIES

Goodwill

         The Company accounts for its goodwill in accordance with SFAS 142, which requires the Company to make significant judgments about the determination of the fair value of its reporting units in order to assess whether there has been impairment in the value of the goodwill. These judgments are dependent on a number of factors such as projected future cash flows, general economic and competitive conditions and appropriate discount rates. A change in these assumptions could result in material charges to income. The Company will complete its annual impairment review in November 2002.

Long-lived assets

         The Company accounts for its long-lived assets in accordance with SFAS 144 which requires the Company to assess the recoverability of these assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, by determining whether projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgments about the expected future cash flows that are dependent on the general and economic conditions and are subject to change. A change in these assumptions could result in material charges to income. During the four-month period ended September 30, 2002, the Company did not identify any events or circumstances that indicated that the carrying amount of its long-lived assets might not be recovered.

Investments

         The Company accounts for its available for sale securities in accordance with SFAS 115, which requires the Company to record these investments at market value at each reporting period. Changes in market value are recorded as other comprehensive income except when declines in market value below cost are considered to be other than temporary. The determination of whether a decline in market value is considered other than temporary involves making significant judgments considering factors such as the length of duration of the decline and factors specific to each investment.

RESULTS OF OPERATIONS

FOUR MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE FOUR MONTHS ENDED SEPTEMBER 30, 2001

Revenues for the four months ended September 30, 2002 were $59.4 million, a $16.2 million increase over revenues of $43.2 million for the four months ended September 30, 2001. The contribution of LaserVision during such period accounted for $26.8 million of the increase while the existing TLC Vision revenue decreased by $10.6 million or 24%. Approximately 78% of total revenues for the four months ended September 2002 were derived from refractive services compared to 89% during the four months ended September 30, 2001.

Revenues from refractive for the four months ended September 30, 2002 were $46.1 million, an increase of $7.8 million or 20% over revenues of $38.3 million from refractive activities for the four months ended September 30, 2001. LaserVision accounted for $18.7 million of such increase, while the existing TLC Vision revenue decreased by $10.9 million or 28%.

Revenues from owned centers for the four months ended September 30, 2002 were $18.0 million, an increase of $0.6 million or 3% from the revenues of $17.4 million for the four months ended September 30, 2001. LaserVision accounted for $5.9 million of such increase, while the existing TLC Vision revenue decreased $5.3 million or 30%.

Revenues from managed centers for the four months ended September 30, 2002 were $14.7 million, a decrease of $6.3 million or 30% from the revenues of $21.0 million for the four months ended September 30, 2001. As LaserVision does not have a managed service product, there was no contribution from LaserVision for the four months ended September 2002.

Revenues from access services for the four months ended September 30, 2002 were $13.5 million. Access revenues are a product offering of LaserVision only, therefore there is no associated access revenue in the four months ended September 30, 2001 for the existing TLC Vision business.

Approximately 57,000 refractive procedures were performed for the four months ended September 30, 2002, compared to approximately 29,500 procedures for the four months ended September 30, 2001. LaserVision accounted for 33,000 procedures while the TLC Vision procedures decreased by 5,500 to 24,000. The Company believes that the decrease in procedure volume and the associated reduction of revenue is indicative of the condition of the laser vision correction industry which has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the recent bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with TLC Vision centers. In addition, being an elective procedure, laser vision correction volumes have been further depressed by economic conditions currently being experienced in North America. The Company maintains its stated objective of being a premium provider of laser vision correction services in an industry that has faced significant pricing pressures.

The cost of refractive revenues from eye care centers for the four months ended September 30, 2002 was $37.6 million, an increase of $9.8 million or 35% over the cost of refractive revenues of $27.8 million for the four months ended September 30, 2001. LaserVision cost of revenue for 2002 was $13.3 million while the existing TLC Vision cost of revenue decreased by $3.5 million or 13%.

The cost of revenues from owned centers for the four months ended September 30, 2002 was $15.7 million, an increase of $1.7 million or 11% from the cost of revenues of $14.0 million from the four months ended September 30, 2001. LaserVision cost of revenue for 2002 was $4.2 million while the existing TLC Vision cost of revenue decreased $2.6 million or 19%.

Cost of revenues from managed centers for the four months ended September 30, 2002 was $12.8 million, a $0.9 million or 7% decrease from the cost of revenues of $13.7 million from the four months ended September 30, 2001. As LaserVision does not have a managed service product, there was no additional cost from LaserVision for the four months ended September 30, 2002.

Cost of revenues from access services for the four months ended September 30, 2002 was $9.1 million, access revenues are a product offering of LaserVision only, therefore, there was no associated access cost of revenue in the four months ended September 30, 2001 from the existing TLC business.

Reductions in cost of revenue are in-line with reduced doctors compensation resulting from lower procedure volumes, reductions in royalty fees on laser usage and reduced personnel costs. The cost of revenues for refractive centers include a fixed cost component for infrastructure of personnel, facilities and minimum equipment usage fees which has resulted in cost of revenues decreasing at a lesser rate than the decrease in the associated revenues.

Revenues from other healthcare services for the four months ended September 30, 2002, were $13.3 million an increase of $8.4 million from revenues of $4.9 million for the four months ended September 30, 2001. LaserVision accounted for $7.4 million of the increase while the existing TLC Vision revenue increased by $1.0 million or 20%. The increase in revenues reflected revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries, while revenues in the secondary care management, and asset management subsidiaries reflected moderate growth.

Cost of revenues from other healthcare services for the four months ended September 30, 2002 was $8.2 million, an increase of $5.6 million, from cost of revenues of $2.6 million for the four months ended September 30, 2001. LaserVision accounted for $5.0 million of the increase while the existing TLC Vision cost of revenues increased by $0.6 million. The increase in cost of revenue reflected the increase in revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries.

Net income from other healthcare services was $2.1 million for the four months ended September 30, 2002 including a $0.8 million one-time gain, compared to net income of $0.5 million for the four months ended September 30, 2001. This increase profitability reflects the addition of LaserVision's other healthcare business, which continues to generate significant profits.

General and administrative expenses decreased to $12.9 million for the four months ended September 30, 2002 from $13.7 million for the four months ended September 30, 2001. This decrease reflected the decreased infrastructure costs and reductions associated with Corporate Advantage, Third Party Payor programs and reduction of corporate overhead, each identified in conjunction with the Company's cost reduction initiatives.

Marketing expenses decreased to $4.7 million for the four months ended September 30, 2002 from $5.0 million for the four months ended September 30, 2001. LaserVision's marketing expense for the four-month period of 2002 accounted for $1.4 million increase while the existing TLC Vision decreased by $1.8 million or 36%. This reflected decreased spending on marketing programs identified in conjunction with the Company's cost-reduction initiatives.

Amortization expenses decreased to $2.1 million for the four months ended September 30, 2002 from $3.4 million for the four months ended September 30, 2001. LaserVision's amortization expense for the four month period of 2002 accounted for a $0.6 million increase while the existing TLC Vision amortization decreased by $2.0 million. The decrease in amortization expense was largely a result of the significant impairment charge in May 2002, which reduced the fair value of PMA's and the ongoing amortization.

Research and development expenses reflected the $2.0 million invested into Vascular Science. Since the technology is in the development stage and has not received Food and Drug Administration approval, the Company will account for this investment as a research and development arrangement whereby cost will be expensed as amounts are expended by Vascular Science.

During the four-month period ended September 30, 2002 the Company's restructuring program to reduce employee costs in line with current revenue levels resulted in the identification, notification and elimination of 36 full-time equivalent positions and resulted in a severance cost of $1.0 million of which $.1 million has been paid out in cash as of September 30, 2002.

Other income and expense for the four months ended September 30, 2002 consists of $6.8 million of income from the settlement of an anti-trust lawsuit plus $0.8 million of income from the termination of the Surgicare agreement to purchase Aspen Healthcare from the Company, less $1.0 million of expense for the loss on the disposition of lasers.

Interest (expense) income, net reflects interest revenue from the Company's cash position offset by interest from debt and lease obligations. An increase to debt in the second quarter of fiscal 2002 from the corporate headquarters sale-leaseback arrangement resulted in additional increases to interest costs. Interest revenues have decreased since the Company has reduced cash and cash equivalent balances during the four month ended September 30, 2002 compared to the corresponding period in the prior year plus interest yields on cash balances have been lower.

Income tax expense decreased to $0.4 million for the four-month period ended September 30, 2002 from $0.5 million four months ended September 30, 2001. The $0.4 million consist of state taxes of $0.2 million for certain of the Company's subsidiaries where a consolidated state tax return cannot be filed and $0.2 million of other taxes for one of the Company's subsidiaries.

The loss for the four months ended September 30, 2002 was $3.6 million or $0.6 per share compared to a loss of $9.8 million or $0.26 per share for the four months ended September 30, 2001. This decreased loss primarily reflected the positive impact of the anti-trust settlement and cost-cutting initiatives partially offset by the reduction in refractive procedures and revenues.

LIQUIDITY AND CAPITAL RESOURCES

During the four months ended September 30, 2002 the Company continued to focus its activities on increasing procedure volumes and reducing costs. Cash and cash equivalents and short-term investments were $39.3 million at September 30, 2002 compared to $47.2 million at May 31, 2002. Working capital at September 30, 2002, decreased to $12.0 million from $16.4 million at May 31, 2002.

The Company's principal cash requirements included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, investment in Vascular Science and the purchase of an ambulatory surgery center. Normal operating expenses include doctor compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

During the four months ended September 30, 2002, the Company invested $1.7 million in capital assets.

The Company does not see a need to purchase additional lasers during the next 12 to 18 months, however existing lasers may need to be upgraded. The Company has access to vendor financing at variable interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

In August of 2002 the Company continued its objective of reducing employee costs in line with revenues. By the end of the four months ended September 30, 2002, this program resulted in the identification, notification and elimination of 36 full time equivalent positions primarily in the marketing and information technology departments and resulted in a severance cost of $1.0 million being reported of which $0.1 million has been paid as of September 30, 2002. As of May 31, 2002 the Company reported accruals of $4.3 million related to restructuring charges from prior years of which $1.0 million was paid during the four months ended September 30, 2002, leaving a balance to be paid of $3.3 million.

In July 2001, two excimer laser manufacturers reported settling a class action anti-trust case. In August 2002 LaserVision received approximately $8.0 million from their portion of the settlement which reduced other current assets and TLC Vision received approximately $7.1 million of which $6.8 million was recorded in Other income and expense.

On August 1, 2002 the Company acquired a 55% ownership interest in an ambulatory surgery center for $7.6 million in cash and the option to purchase up to an additional 5% per year for $0.7 million in cash each year. The ambulatory surgery center is based in Oxford, Mississippi and specializes in cataract surgeries.

On July 25, 2002 the Company entered into a joint venture with Vascular Sciences Corporation ("Vascular Sciences") for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of age related macular degeneration. According to the terms of the agreement, the Company purchased $2.0 million in preferred stock in August 2002, which was subsequently recorded as research and development expense.

The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for the next 12 to 18 months.

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net cash provided by (used for) operating activities increased by $10.4 million to cash provided of $7.5 million for the four-month period ended September 30, 2002 from a net use of $2.9 million for the four-month period ended September 30, 2001. The cash flows provided by operating activities during the four months ended September 30, 2002 primarily represented the net loss of $3.6 million in the period plus depreciation and amortization of $7.8 million, plus non-cash portion of loss on sale of fixed assets under capital lease of $1.1 million, plus the non-cash write off of the investment into Vascular Sciences of $2.0 million, plus the minority interest in net income of subsidiaries that has not been distributed of $0.3 million, plus the net decrease in accounts receivable and prepaids and other of $6.1 million and less the decrease in accounts payable and accrued liabilities of $6.3 million. The decrease in prepaids and accounts receivable represented the cash received from the LaserVision portion of the anti-trust settlement that was accrued as a contingent asset as of the purchase date offset by prepayments made for the companies insurance policies. The decrease in accounts payable and accrued liabilities represents timing differences of paying certain obligations from May 31, 2002.

The cash flows used for operating activities during the four months ended September 30, 2001 primarily represented the net loss in the period of $9.8 million plus depreciation and amortization of $7.4 million, plus $0.3 million the minority interest in net income of subsidiaries that have not been distributed, less net decreases in current liabilities of $1.8 million and plus the decrease of accounts receivable and other assets of $0.9 million.


CASH USED FOR FINANCING ACTIVITIES

Net cash used for financing of $4.7 million for the four months ended September 30, 2002 increased by $1.5 million from net cash used for financing activities of $3.2 million from the four-month period ended September 30, 2001. Net cash used for financing activities during the four months ended September 30, 2002 was primarily due to the repayment of certain notes payable and capitalized lease obligations of $4.1 million, the purchase of treasury stock of $0.1 million, distribution to minority interests of $0.8 million, offset by proceeds from restricted cash of $0.2 million and proceeds of issuance of common stock of $0.1 million.

Net cash used for financing activities during the four months ended September 30, 2001 was primarily due to the repayment of certain notes payable and capitalized lease obligations of $1.6 million, distribution to minority interests of $1.7 million, offset by proceeds from the issuance of common stock $0.1 million.


CASH USED FOR INVESTING ACTIVITIES

Net cash provided by or (used for) investing activities decreased by $21.4 million to cash used of $17.7 million for the four months ended September 30, 2002 from cash provided by of $3.7 million for the four months ended September 30, 2001. Cash used in investing during the four-month period ended September 30, 2002 included $7.7 million for business acquisitions, and $1.7 million for the acquisition of equipment and $6.9 million for the purchase of short term securities, $2.0 million for investment into Vascular Sciences and $0.1 million of other offset by $0.7 million from the sale of capital assets under lease.

Cash used in investing during the four-month period ended September 30, 2001 included $1.3 million for the acquisition of equipment, proceeds from the sale of fixed assets and investments of $0.1 million, less acquisition of investments of $1.2 million plus the sale of short-term investments of $6.1 million.

NEW ACCOUNTING PRONOUNCEMENTS


Under SEC Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. There are no pronouncements as of the filing date that have not been adopted.



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

ITEM 4.     CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that there are adequate controls and procedures in place. There have been no significant changes in the controls or other factors that could affect the controls after the date of the evaluation.




PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

            On October 21, 2002 the Company was served with a lawsuit filed by Thomas S. Tooma, M.D. and TST Acquisitions, LLC in the Superior Court of the State of California in Orange County, California. Dr. Tooma and certain entities controlled by him have been engaged in a joint business venture in the State of California since July 1999 with TLC Vision. The lawsuit seeks damages and injunctive relief based on the Plaintiffs' allegation that the Company's merger with Laser Vision Centers, Inc. violated certain exclusivity provisions of its agreements with the Plaintiffs, thereby giving Plaintiffs the right to exercise a call option to purchase TLC Vision's interest in the joint venture. Since the lawsuit has only recently been served, the Company is still evaluating its position.


ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            On October 25, 2002 David Joseph resigned from the Company's Board of Directors due to a potential conflict of interest with a company where Mr. Joseph has recently accepted an executive management position.

ITEM 6.     EXHIBITS AND REPORTS ON 8-K


            a. Exhibits:

            99.1 CEO's Certification of periodic financial report pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

            99.2 CFO's Certification of periodic financial report pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

            b. Reports on 8-K:

         On August 29, 2002, the Company filed a Form 8-K stating that on August 15, 2002, the Board of Directors of TLC Vision Corporation adopted a resolution to change TLC's fiscal year end from May 31 to December 31. The first complete fiscal year affected by this change will end December 31, 2003. TLC will file a report on Form 10-K for the seven-month transition period beginning June 1, 2002 and ending December 31, 2002 in accordance with the filing requirements for such report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TLC VISION CORPORATION


                             By:   /s/   Elias Vamvakas
                                  -------------------------------------
                                         Elias Vamvakas
                                         Chairman and Chief Executive Officer
                                         November 14, 2002

                             By:  /s/    B. Charles Bono III
                                  -------------------------------------
                                         B. Charles Bono III
                                         Chief Financial Officer
                                         November 14, 2002

     CERTIFICATIONS

     CHIEF EXECUTIVE OFFICER

     I, Elias Vamvakas, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of TLC Vision
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002
     /s/ Elias Vamvakas
     Elias Vamvakas

     CHIEF FINANCIAL OFFICER

     I, B. Charles Bono III, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of TLC Vision
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002
     /s/ B. Charles Bono III
     B. Charles Bono III