Form 10-K
period 2002-12-31
TLC VISION CORP
filed 2003-03-31
CIK 1010610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JUNE 1, 2002 TO DECEMBER 31, 2002

                         COMMISSION FILE NUMBER: 0-29302

                                   ----------

                             TLC VISION CORPORATION
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    Common Shares, No Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

    As of June 30, 2002, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately $152.4 million.

    As of March 31, 2003, there were 64,595,226 shares of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement for the Company's 2003 annual shareholders meeting (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13).

================================================================================

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Item 1. Business - Risk Factors" for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" or "TLC Vision" shall mean TLC Vision Corporation and its subsidiaries. The Company has changed its fiscal year end from May 31 to December 31. Therefore, references in this Form 10-K to "fiscal 2002" shall mean the 12 months ended on May 31, 2002 and "transitional period 2002" shall mean the seven months ended on December 31, 2002. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) and its subsidiaries ("TLC Vision" or the "Company") is a diversified healthcare service company focused on working with physicians to provide high quality patient care primarily in the eye care segment. The Company's core business revolves around refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. The Company also furnishes independent surgeons with mobile or fixed site access to cataract surgery equipment and services through its Midwest Surgical Services, Inc. ("MSS") subsidiary. In addition, the Company owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. Through its OR Partners and Aspen Healthcare divisions, TLC Vision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. In 2002, the Company formed a joint venture with Vascular Sciences Corporation to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

     In accordance with an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("LaserVision"), the Company completed a business combination with LaserVision on May 15, 2002. LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The Company believes that the combined companies can provide a broader array of services to eye care professionals to ensure these individuals may provide superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

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

    SURGICAL PROCEDURES

    Eyeglasses or contact lenses historically have been the primary treatment for refractive disorders. Increasingly, they are being treated by surgical techniques, the most common of which in the United States, prior to the excimer laser being approved for sale for laser vision correction, was Radial Keratotomy ("RK"). RK is a surgical procedure, first performed in the 1970s that corrects myopia by altering the shape of the cornea. This is accomplished by making incisions in a "radial" pattern along the outer portion of the cornea using a hand-held diamond-tipped blade. These very fine incisions are designed to help flatten the curvature of the cornea, thereby allowing light rays entering the eye to properly focus on the retina. The incisions penetrate 90% of the depth of the cornea. Because RK involves incisions into the corneal tissue, it may weaken the structure of the cornea, which can have adverse consequences following traumatic injury. RK also produces incisional scarring, and may cause fluctuation of vision and progressive farsightedness. A variation of RK, Astigmatic Keratotomy, is used to correct astigmatism.

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

    Excimer laser procedures are designed to reshape the outer layers of the cornea to treat vision disorders by changing the curvature of the cornea. There are currently two procedures that use the excimer laser to treat vision disorders: Photorefractive Keratectomy ("PRK") and Laser In-Situ Keratomileusis ("LASIK"). In the case of both PRK and LASIK, prior to the procedure, the doctor makes an assessment of the exact correction required and programs the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. Both PRK and LASIK are performed on an outpatient basis without general anesthesia, using only topical anesthetic eye drops. An eyelid holder is inserted to prevent blinking while the eye drops eliminate the reflex to blink. The patient reclines in a chair; his or her eye focused on a fixation target, and the surgeon positions the patient for the procedure. The surgeon uses a foot pedal to apply the excimer laser beam, which emits a rapid succession of excimer laser pulses. The typical procedure takes 10 to 15 minutes, from set-up to completion, with the length of time of the actual excimer laser treatment lasting 15 to 90 seconds.

    In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval ("PMA") from the United States Food and Drug Administration (the "FDA"). An FDA PMA is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA PMA approval for the sale of an excimer laser for refractive procedures was granted in 1995 for the laser of Summit Autonomous, Inc. (now Alcon Laboratories Inc. division of Nestle, S.A.) ("Alcon") for the treatment of myopia. To date the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK. In Canada, neither the sale nor the use of excimer lasers to perform refractive surgery is currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Company expects that future sales of any new excimer laser models in Canada may require the approval of the Health Protection Branch of Health Canada ("HPB").

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

    PRK has been used commercially since 1988. Clinical trials conducted by Alcon prior to receiving FDA approval for the sale of its excimer laser showed that one year after the PRK procedure, approximately 81% of the patients could see 20/20 or better and approximately 99% could see 20/40 or better (the minimum level required to drive without corrective lenses in most states). Clinical data submitted to the FDA by Alcon has shown that patient satisfaction is very high with over 95% indicating they would enthusiastically recommend PRK to a friend. In addition, a study published in the February 1998 issue of Ophthalmology reported the results of 83 patients in the United Kingdom who underwent PRK for myopia of up to seven diopters in 1989. The study found that the patients experienced stable vision and the majority of patients experienced no side effects. No complications were observed such as cataracts, retinal detachment or long-term elevated intraocular pressure and no patients developed an infection.

    LASER IN-SITU KERATOMILEUSIS

    LASIK came into commercial use in Canada in 1994 and in the United States in 1996. In LASIK, an automated microsurgical instrument called a microkeratome is used to create a thin corneal flap, which remains hinged to the eye. The corneal flap is 160 to 180 microns thick, about 30% of the corneal thickness. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The corneal flap is then flipped back and excimer laser pulses are applied to the inner stromal layers of the cornea to treat the eye with the patient's prescription. The corneal flap is then closed and the flap and interface rinsed. Once the procedure is completed, most surgeons wait two to three minutes to ensure the corneal flap has fully re-adhered. At this point, patients can blink normally and the corneal flap remains secured in position by the natural suction within the cornea. Since the surface layer of the cornea remains intact with LASIK, no bandage contact lens is required and the patient experiences virtually no discomfort. LASIK has the advantage of more rapid recovery than PRK, with most typical patients seeing well enough to drive a car the next day and healing completely within one to three months. Currently, the majority of laser vision correction procedures in the United States and Canada are LASIK. More than 95% of the excimer laser procedures currently performed at the Company's eye care centers are LASIK.

    CUSTOM LASIK

    Custom LASIK involves measuring the eye from front to back, using what's called "wavefront" technology, to create a three dimensional corneal map. The information contained in the map guides the laser in customizing the treatment to an individual's visual irregularities, beyond myopia hyperopia and astigmatism. Wavefront technology is groundbreaking because it has the potential to improve not only how much a person can see, visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see, in terms of contrast sensitivity and fine detail. This translates into a reduced risk of post-LASIK complications, such as glares, halos and difficulty with night vision.

    THE REFRACTIVE MARKET

    While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, Market Scope's 2001 U.S. LASIK Patient Profile Report estimates that approximately 56.8% of the U.S. population or 160 million people suffer from some form of refractive disorder requiring vision correction including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. To date, based on Market Scope's estimate of the number of people who have had procedures, only an estimated two to three percent of this target population has actually had laser vision correction.

    Estimates by Market Scope indicate that 480,000 laser vision correction procedures were performed in the U.S. in 1998, 948,000 were performed in 1999,
1.4 million were performed in 2000, 1.3 million were performed in 2001, 1.2 million were performed in 2002, and an estimated 1.2 million will be performed in 2003. The Company believes that the profitability and growth of its refractive business will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada, and upon consumer confidence and the condition of the U.S. economy.

    There can be no assurance that laser vision correction will be more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered fully or at all by government insurers or other third party payors and, therefore, must be paid for primarily by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data and the possibility of unknown side effects. There can be no assurance that long-term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction procedures also could adversely affect its acceptance whether or not the procedures are performed at TLC Vision eye care centers. Market acceptance also could be affected by regulatory developments. The failure of laser vision correction to achieve continued increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    MARKET FOR CATARACT SURGERY

    According to the American Academy of Ophthalmology, cataract surgery currently is the most frequently performed surgical procedure in the United States with more than 2.5 million people having cataract surgery each year. Medicare pays approximately $3.4 billion per year for 1.7 million patients having cataract surgery each year. U.S. Census Bureau data indicates that there are currently approximately 35 million Americans who are age 65 or older. According to the American Academy of Ophthalmology, individuals between the ages of 52 and 64 have a 50% chance of having a cataract. By age 75, almost everyone has a cataract. Fifty percent of the people between the ages of 75 and 85 with cataracts have lost some vision as a result. The National Eye Institutes of Health Cataracts indicates that cataracts are the leading cause of blindness in the world, and cataracts affects more than 20 million Americans aged 65 and older.

TLC VISION CORPORATION

    TLC Vision was originally incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to TLC The Laser Center Inc., and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of Common Shares. On September 1, 1998, TLC The Laser Center, Inc. amalgamated under the laws of Ontario with certain wholly owned subsidiaries. By Articles of Amendment filed November 5, 1999, the Company changed its name to TLC Laser Eye Centers Inc. On May 13, 2002, the Company filed articles of continuance with the province of New Brunswick and changed its name to TLC Vision Corporation. On May 15, 2002, the Company completed its business combination with LaserVision, a leading U.S. provider of access to excimer lasers, microkeratomes and related support services.

BUSINESS STRATEGY

      The primary focus of TLC Vision's business strategy is to operate its laser vision correction business effectively. In addition, TLC Vision's strategy involves becoming a diversified eye care services provider by leveraging our relationships with ophthalmologists and optometrists throughout North America. The Company's diversification strategy is composed of the following four principal parts: (1) increase diversification through pursuing new growth opportunities in the eye care industry by leveraging relationships with eye care doctors and capitalize on existing assets; (2) continue expansion of surgeon relationships to work within the TLC Vision branded center model or laser access model; (3) increase surgical volume through developing programs to support eye doctors in patient education and clinical support; and (4) continue to implement initiatives designed to improve operational effectiveness, including standardizing operations to minimize operating costs and increase efficiencies without compromising the Company's commitment to assist its affiliated doctors in providing the highest levels of patient care and clinical results.

    DIVERSIFICATION BEYOND REFRACTIVE LASER BUSINESSES

    The first component of TLC Vision's diversification strategy is to expand into a broader eye care services company through internal business development and complementary acquisitions. The Company believes it can continue to leverage its relationships with a large number of ophthalmologists and optometrists to create new business opportunities. The primary focus of the Company's diversification strategy is in the United States, where the Company continues to position itself to benefit from the growing market for eye care services.

    TLC Vision plans to further diversify its business in four ways:

        o continuing to expand the Company's existing cataract service business through focused growth strategies and acquisitions of existing mobile cataract businesses;

        o continuing to develop the Company's optometric practice franchising organization, Vision Source, through increasing the number of affiliated practice franchises; and

        o continuing to develop, acquire or gain management service agreements with single-specialty ophthalmic ambulatory surgery centers through the Company's OR Partners and Aspen subsidiaries;

        o developing new eye care related businesses that evolve from strategic technology investments, such as Rheo Clinics, a rheopheresis joint venture for treating age related macular degeneration.

    EXPANSION OF SURGEON RELATIONSHIPS

    TLC Vision believes that its existing relationships with a large number of eye doctors represent an important competitive strength. TLC Vision's business model will continue to focus on implementing new services and business opportunities, which result in increased revenue.

    INCREASE SURGICAL VOLUME

    The primary tactic in increasing surgical volume will be through supporting refractive growth initiatives with ophthalmologists and optometrists. To accomplish this, TLC Vision will focus on:

        o commitment to a co-management model, which allows optometrists to provide the best clinical outcomes for their patients while retaining them in their practice;

        o   continuing clinical education to ophthalmologists and optometrists;

        o quality patient outcomes support through the TLC Vision quality assurance and improvement system;

        o practice development education and tools focused on educating the staff of the ophthalmologists and optometrists;

        o co-operative marketing programs to build awareness for the procedure; and

        o access to custom LASIK technology through the availability of required equipment, both fixed and transportable, and training.

    CONTROLLING COSTS

    TLC Vision has reviewed, and continues to review, its cost structure with a view to significantly increase efficiencies and leveraging economies of scale without compromising the delivery of quality services to doctors and their patients. Through this review, TLC Vision seeks to achieve a comprehensive approach to reducing corporate and centers costs on a day-to-day operations level and refine the Company's operating models.

DESCRIPTION OF BRANDED TLC VISION LASER EYE CENTERS

    The Company currently owns and manages 61 TLC Vision branded laser eye centers in the United States and five centers in Canada. Each TLC Vision branded laser eye center has a minimum of one excimer laser with many of the centers having two or more lasers. The majority of the Company's excimer lasers are manufactured by VISX Incorporated ("VISX").

    A typical TLC Vision branded laser eye center has between 3,000 and 5,000 square feet of space and is located in a medical or general office building. Although the legal and payment structures can vary from state to state depending upon local law and market conditions, the Company generally receives revenues in the form of management and facility fees paid by doctors who use the TLC Vision branded laser eye center to perform laser vision correction procedures and administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Most TLC Vision branded laser eye centers have a clinical director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated eye care doctors. Most centers also have a business manager, a receptionist, ophthalmic technicians and patient consultants. The number of staff depends on the activity level of the center. One senior staff person, who is designated as the executive director of the center, assists in preparation of the annual business plan and supervises the day-to-day operations of the center.

    TLC Vision has developed proprietary management and administrative software and systems that are designed to permit eye care centers to provide high levels of patient care. The software permits TLC Vision branded laser eye centers to provide a potential candidate with current information on affiliated doctors throughout North America, to direct a candidate to the closest TLC Vision branded laser eye center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and surgical outcome reporting and analysis. The software has been installed in all TLC Vision branded laser eye centers. TLC Vision also has introduced a new on-line consumer consultation site on TLC Vision's website (www.tlcvision.com). This consumer consultation site allows consumers to book their consultation with the Company online. TLC Vision also maintains a call center (1-800-CALL TLC VISION), which is staffed seven days a week.

    PRICING

    At TLC Vision branded laser eye centers in the United States, patients are typically charged between $1,500 and $2,500 per eye for LASIK (or on average approximately $1,800 per eye). At TLC Vision branded laser eye centers in Canada, patients are typically charged approximately C$1,700 per eye for LASIK. Their primary care eye doctor also charges patients an average of $400 for pre- and post-operative care, though the total procedure costs to the patients are often included in a single invoice. See "Item 1 - Business - Risk Factors - Procedure Fees." Although competitors in certain markets continue to charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and that the TLC Vision branded laser eye center's competitiveness is enhanced by its relationships with affiliated doctors. See "Item 1 - Business - Risk Factors
- Competition."

    The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. However, the Company believes it has positioned itself well in the private insurance and employer market through its Corporate Advantage program, which is now available to more than 80 million individuals.

    CO-MANAGEMENT MODEL

    The Company has developed and implemented a co-management model under which it not only establishes, manages and operates TLC Vision branded laser eye care centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local TLC Vision branded laser eye care center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The co-management model permits the surgeon to focus on providing laser vision correction surgery while the primary care doctor provides pre- and post-operative care. In addition, each TLC Vision branded laser eye care center has an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Item 1 - Business - Government Regulation - Regulation of Optometrists and Ophthalmologists."

    TLC Vision believes that its strong relationships with its affiliated eye care doctors, though non-exclusive, represent an important competitive advantage for the TLC Vision branded laser eye care centers.

    The Company believes that primary care doctors' relationships with TLC Vision and the doctors' acceptance of laser vision correction enhances the doctors' practices. The affiliated eye doctors (usually optometrists) charge fees to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The primary care doctor's potential revenue loss from sales of contact lenses and eyeglasses may be offset by professional fees earned from both laser vision correction pre- and post-operative care and examinations required under the Company's "Lifetime Commitment" program.

    MARKETING PROGRAM

    The Company's "Lifetime Commitment" program, established in 1997 and offered through TLC Vision branded laser eye centers, entitles patients within a certain range of vision correction to have certain enhancement procedures for further correction at no cost at any time during their lifetime, if necessary. To remain eligible for the program, patients are required to have an annual eye exam, at the patient's expense, with a TLC Vision affiliated doctor. The purpose of the program is to respond to a patient's concern that the patient's sight might regress over time, requiring an enhancement procedure. In addition, the program responds to the doctors' concern that patients may not return for their annual eye examination once their eyes are treated. The Company believes that this program has been well received by both patients and doctors.

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

    The Company markets to both doctors and the public. A large part of the Company's marketing resources is devoted to joint marketing programs with affiliated doctors. The Company provides doctors with brochures, videos, posters and other materials that help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public may receive support from the Company in the development of marketing programs.

    The Company believes that the most effective way to market to doctors is to be perceived as a leader in the eye care industry. To this end, the Company strives to be affiliated with clinical leaders, educate doctors on laser vision and refractive correction and remain current with new procedures, technology and techniques. See "Item 1 - Business - Ancillary Businesses and Support Programs." The Company also promotes its services to doctors in Canada and the United States through conferences, advertisements in journals, direct marketing, its web sites and newsletters.

    The Company believes that as market acceptance for laser vision correction increases, competition among surgical providers will continue to grow and candidates for laser vision correction will increasingly select a provider based on factors other than solely price.

    OWNERSHIP OF BRANDED EYE CARE CENTERS

    The Company's branded laser eye centers are typically owned and operated by subsidiaries of the Company. The Company has no ownership interest in the doctors' practices or professional corporations that TLC Vision manages on behalf of doctors or that have access to a TLC Vision branded laser eye center to perform laser vision correction services.

    CONTRACTS WITH EYE DOCTORS

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

    Most surgeons performing laser vision correction procedures through a TLC Vision branded laser eye center owned, managed or operated by the Company do so under one of three types of standard agreements (which have been modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other eye care center within a specified area. However, although certain affiliated surgeons performing laser vision correction at the Company's branded laser eye centers have agreed to certain restrictions on competing with, or soliciting patients or employees associated with the Company, there can be no assurance that such agreements will be enforceable. See "Item 1 - Business - Risk Factors - Dependence on Affiliated Doctors."

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

    Most states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometric services on the Company's behalf. Because the Company does not practice medicine or optometry, its activities are limited to owning and managing eye care centers and affiliating with other health care providers. Affiliated doctors provide a significant source of patients for laser vision correction at the Company's centers. Accordingly, the success of the Company's operations depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors, to render surgical and other professional services at facilities owned or managed by the Company. There can be no assurance that the Company will be able to enter into or maintain agreements with doctors or other health care providers on satisfactory terms or that such agreements will be profitable to the Company. Failure to enter into or maintain such agreements with a sufficient number of qualified doctors will have a material adverse effect on the Company's business, financial condition and results of operations.

DESCRIPTION OF EYE CARE CENTERS

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

DESCRIPTION OF LASER ACCESS BUSINESS

    OVERVIEW

    LaserVision, TLC Vision's wholly owned subsidiary, provides access to excimer laser platforms, microkeratomes, other equipment and value-added support services such as training, technical support and equipment maintenance to eye surgeons for the treatment of nearsightedness, farsightedness and astigmatism primarily in the United States. LaserVision's delivery system utilizes both mobile equipment, which is routinely moved from site to site in response to market demand, and fixed site locations. LaserVision believes that its flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that it can serve, and allows it to effectively respond to changing market demands. LaserVision also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates, and marketing advice, clinical advisory support, patient financing, partnership opportunities and practice satelliting. As of December 31, 2002, LaserVision was utilizing approximately 88 excimer lasers and 219 microkeratomes in connection with its laser access businesses.

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

    LaserVision's shared access and flexible delivery system benefits eye surgeons in a variety of ways, including the ability to:

        o   avoid a large capital investment;

        o reduce the risks associated with buying high-technology equipment that may rapidly become obsolete;

        o obtain technical support provided by LaserVision's laser engineers and microkeratome technicians;

        o   use the equipment without responsibility of maintenance or repair;

        o cost-effectively serve small to medium-sized markets and remote locations; and

        o   serve satellite locations even in large markets.

    FLEXIBLE DELIVERY SYSTEM

    LaserVision seeks to maximize the number of locations, eye surgeons and patients that can utilize its access and related services and respond quickly to changing market demand by utilizing a flexible delivery system that features both mobile and fixed site locations.

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

    Mobile laser equipment is provided by means of a proprietary "Roll-On/Roll-Off" laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set-up time at each destination. As of December 31, 2002, LaserVision had 39 Roll-On/Roll-Off systems in operation, all but two of which were located in the U.S.

     LaserVision's fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of December 31, 2002, LaserVision had approximately 52 U.S. fixed sites and one European fixed site. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by any qualified eye surgeon.

    VALUE-ADDED SERVICES

    LaserVision provides eye surgeons value-added support services that distinguish us from our competitors, enhance the Company's ability to compete for business and enable us to grow with our customers by offering them various service and support arrangements. The following value-added services help LaserVision's eye surgeon customers to expand their practices thereby increasing the use of LaserVision's equipment and services:

        o Technical Support and Equipment Maintenance - As of December 31, 2002, LaserVision employed 43 certified laser engineers and 26 microkeratome technicians. The laser engineers perform most required laser maintenance and help ensure rapid response to most laser repair or maintenance needs.

        o Staff Training and Development - Through both field and corporate based practice development support, LaserVision provides its eye surgeon customers with a comprehensive menu of options to enhance patient education, staff knowledge, and patient recruitment. Starts up services include our centralized "Right Start" seminars and kits, refractive coordinator training programs and access to our patient financing program. These centralized training programs and field-based support provide eye surgeon staff an opportunity to learn best practices with respect to patient conversion, patient flow and marketing programs. Extended services, such as corporate programs, database management and networking techniques, enable eye surgeon customers to experience continued growth in their practice.

        o Building Relationships - LaserVision works to form relationships between eye surgeons and optometrists. These optometric networks are valuable in referring patients to eye surgeons who use LaserVision's equipment and services. LaserVision helps to form these referral networks by training optometrists, who are then able to provide pre-operative screenings as well as post-surgical follow-up to their patients. LaserVision also provides eye surgeon customers with marketing advice designed to foster these referrals and generate new patients.

        o Clinical Advisors - TLC Vision maintains a Clinical Advisory Group which conducts regular conference calls with TLC Vision's eye surgeon customers. Our clinical advisors, who are eye surgeons and optometrists with extensive clinical experience, chair these conference calls. In addition, TLC Vision conducts clinical advisory meetings at major industry conferences each year. TLC Vision's clinical advisors also make themselves available to consult with eye surgeon customers in addition to regularly scheduled conference calls and meetings.

        o Practice Satelliting - LaserVision assists eye surgeons with high-volume practices who desire to serve smaller markets through satellite surgical locations. This program allows eye surgeon customers to leverage their time performing eye surgery.

    SALES AND MARKETING

    LaserVision's business development personnel develop sales leads, which come from sources such as customer contact through trade shows and professional organizations. After identifying a prospective eye surgeon customer, the regional manager guides the eye surgeon through the contract process. Once an eye surgeon is prepared to initiate surgeries using our services and equipment, LaserVision's operations department and business development personnel assume primary responsibility for the ongoing relationship.

    MOBILE AND FIXED ACCESS AGREEMENTS

    Under LaserVision's standard refractive mobile access agreements with physicians, LaserVision provides some or all of the following: laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades. In addition, LaserVision may provide practice development, marketing assistance, coordination of surgeon training and other support services. This access is provided on agreed upon dates at either the surgeons' offices or a third party's facility. In return, the surgeons pay a per procedure fee for LaserVision's services and generally agree to exclusively use LaserVision's equipment for refractive surgery. LaserVision does not provide medical services to the patients or any administrative services to the access customers.

    Under LaserVision's standard refractive fixed access agreements with physicians, LaserVision generally provides the following: a fixed based laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to use exclusively LaserVision's equipment for refractive surgery. LaserVision does not provide a laser operator, microkeratome technician, medical services to the patients or any administrative services to the access customers.

    Under LaserVision's joint venture arrangements, LaserVision directly or indirectly provides either mobile or fixed based laser access and the following: microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades, the laser facility, management services which includes administrative services such as billing and collections, staffing for the refractive practice, practice development, marketing assistance and funds and other support services. LaserVision receives an access fee and management services fees in addition to being reimbursed for the direct costs paid by LaserVision for the laser facility operations. In return, the surgeons generally agree to exclusively use LaserVision's equipment for refractive surgery and/or not to compete with the LaserVision within a certain area. Neither LaserVision nor the joint ventures provide medical services to the patients.

DESCRIPTION OF CATARACT BUSINESS

    Through its Midwest Surgical Services, Inc. division ("MSS"), TLC Vision provides mobile and fixed site cataract equipment and related services in 37 states. As of December 31, 2002, MSS employed 45 cataract equipment technicians and operated 45 mobile cataract systems. A MSS certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery.

    Cataract patients, the majority of whom are elderly, typically prefer to receive treatment near their homes. MSS focuses on developing relationships between local hospitals, referring optometrists and eye surgeons in small- to medium-sized markets where MSS's shared-access approach and mobile systems make it economically feasible for optometrists and surgeons to provide cataract surgical services which are "close to home."

    The MSS sales staff for our cataract division focuses on identifying small-to medium sized markets, which usually do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, MSS' sales staff will contact the local hospital and local optometrists to develop interest in "close to home" cataract surgery services. When there is sufficient interest, the sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, MSS seeks to increase demand for our mobile cataract services and increase convenience for cataract patients.

DESCRIPTION OF AMBULATORY SURGICAL CENTER BUSINESS

    As a natural extension of its existing eye care businesses, TLC Vision has organized OR Partners, Inc. as a wholly-owned subsidiary to develop, acquire and manage single specialty ophthalmology ambulatory surgery centers ("ASCs") in partnership with ophthalmic surgeons. As of December 31, 2002, TLC Vision operated one ASC and anticipates that more ASCs will be opened during 2003.

    ASCs provide outpatient eye surgery services to the partner surgeons and other non-affiliated surgeons in a less institutional and more efficient, productive and cost efficient setting than traditional surgical hospitals. The two primary procedures performed in the ASCs are cataract extraction with IOL implantation and YAG capsulotomies. However, the ASCs will have the capability to accommodate additional ophthalmic surgical procedures such as occuloplastic, cornea, glaucoma and retina.

    OR Partners' focus is seeking partnerships with eye surgeons who are already performing a sufficient number of cataract surgeries to support the ASCs. In a typical ASC partnership, OR Partners and the surgeon partners contribute enough capital to cover the start up costs and initial operations. The partnership formed is jointly owned by OR Partners and the surgeons, with OR Partners owning an equity interest and receiving a management fee for assuming overall administrative management of the facility. As manager, OR Partners manages the clinical services, marketing, administration, business operations and staffing, licensing and certification, facility accreditation and financial reporting of the ASC, which allows surgeon partners to focus on providing high levels of quality patient care.

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

    OTHER BUSINESSES

    Vision Source is a majority-owned subsidiary that provides marketing, management and buying power to independently owned and operated optometric practices in the United States. This business supports the development of independent practices and complements the Company's co-management model.

    The Company continues to work to maximize its return on investments in non-core businesses and focuses on ensuring that non-core businesses are self-sustaining.

    SUPPORT PROGRAMS

    CLINICAL ADVISORY GROUP

    The Company's Clinical Advisory Group is comprised of refractive surgeons and optometrists selected based upon clinical experience and previous involvement with TLC Vision. The Clinical Advisory Group acts as both a clinical and business resource to the Company by providing an eye care professional's perspective on market competition, proposed policies and operational strategies. Additionally, the Clinical Advisory Group also acts as a resource to the Company's employees and affiliated doctors. The Clinical Advisory Group holds scheduled meetings throughout the year and meets as necessary to consider clinical issues as they arise.

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

    WEBSITE

    TLC Vision has linked its branded eye care centers, network doctors and potential patients through its website www.tlcvision.com which provides a directory of TLC Vision affiliated eye care providers and contains questions and answers about laser vision correction. TLC Vision's website also contains other useful information for shareholders and investors.

    TLC Vision makes available free of charge on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's website as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.

EQUIPMENT AND CAPITAL FINANCING

    The Company utilizes the VISX, Alcon, and Bausch & Lomb excimer lasers. See "Industry Background - Laser Vision Correction".

    Although there can be no assurance, the Company believes that based on the number of existing manufacturers, the current inventory levels of those manufacturers and the number of suitable, previously owned and, in the case of U.S. centers, FDA approved lasers available for sale in the market, the supply of excimer lasers is more than adequate for the Company's future operations.

    A new excimer laser costs up to $300,000. However, the industry trend in the sale of excimer lasers is moving away from a flat purchase price to the alternative of charging the purchaser a per procedure fee.

    As available technology improves and the FDA approves additional procedures, the Company expects to upgrade the capabilities of its lasers. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

    Although some competitors continue to charge less for laser vision correction than the Company's branded eye care center and its affiliated doctors, the Company believes that the important factors affecting competition in the laser vision correction market are quality of service, surgeon skill and reputation, and price and that its competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.

    During the past several years, the laser vision correction industry experienced financial stress due to the number of providers who employed dramatically reduced pricing in an effort to gain market share. TLC Vision refused to participate in the price war and maintained its premium-pricing model with superior quality of care and outcomes. In April 2001, LasikVision Corporation and Lasik Vision Canada Inc., subsidiaries of ICON Laser Eye Centers, Inc., made assignments in bankruptcy. In June, 2001, ICON Laser Eye Centers, Inc. was placed in receivership and Vision America also declared bankruptcy during fiscal 2002. The Company believes that these filings, together with related media reports, had a negative impact on procedure volumes by generating a great deal of short-term concern and confusion among prospective patients. A series of negative news stories focusing on patients with unfavorable outcomes from procedures performed at competing centers further adversely affected procedure volumes. In addition, being an elective procedure, laser eye surgery volumes may have been further depressed by weak economic conditions in 2001 and 2002.

    TLC Vision competes in fragmented geographic markets. The Company's principal corporate competitors include LCA-Vision Inc. and Lasik Vision Institute, Inc. On May 15, 2002, the Company completed its merger with LaserVision. See "Item 1 - Business - Overview."

GOVERNMENT REGULATION

    EXCIMER LASER REGULATION

    UNITED STATES

    Medical devices, such as the excimer lasers used in the Company's U.S. centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial use in the United States until the FDA grants pre-market approval ("PMA") for the device. To obtain a PMA for a medical device, excimer laser manufacturers must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a PMA. See "Item 1 - Business - Industry Background - Laser Vision Correction."

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

    CANADA

    The use of excimer lasers in Canada to perform refractive surgery is not subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and hyperopia since 1996. The Health Protection Branch of Health Canada ("HPB") regulates the sale of devices; including excimer lasers used to perform procedures at the Company's Canadian eye care centers. Pursuant to the regulations prescribed under the Canadian Food and Drugs Act, the HPB may permit manufacturers or importers to sell a certain number of devices to perform procedures provided the devices are used in compliance with specified requirements for investigational testing. Permission to sell the device may be suspended or cancelled where the HPB determines that its use endangers the health of patients or users or where the regulations have been violated. Devices may also be sold for use on a non-investigational basis where evidence available in Canada to the manufacturer or importer substantiates the benefits and performance characteristics claimed for the device. The Company believes that the sale of the excimer lasers to its eye care centers, and their use at the centers, complies with HPB requirements. There can be no assurance that Canadian regulatory authorities will not impose restrictions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Subtitle F of the Health Insurance Portability and Accountability Act of 1996 was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, the Act requires the Secretary of the U.S. Department of Health and Human Services to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

        o the development of electronic transactions and code sets to be used in those transactions;

        o the development of unique health identifiers for individuals, employers, health plans and healthcare providers;

        o   the security of protected health information in electronic form;

        o   the transmission and authentication of electronic signatures; and

        o   the privacy of individually identifiable health information.

    Final rules have been published setting forth standards for electronic transactions and code sets, the privacy of individually identifiable health information, and for the security of protected health information in electronic form. All of these regulations apply to health plans, healthcare clearinghouses and healthcare providers who transmit any healthcare information in electronic form in connection with certain administrative and billing transactions. Proposed rules that include standards for unique health identifiers for employers and healthcare providers, as well as standards related to the security of individual healthcare information and the use of electronic signatures have also been published.

    The Company has reviewed the final rules and through the efforts of our company-based task force have taken steps to institute new policies and procedures to meet this regulation at various locations throughout the Company. Included in these changes has been the implementation of a company-wide training effort for affected employees on how the regulations apply to their job role.

    State Law. In addition to the requirements described above, the regulatory requirements that the Company must satisfy to conduct its business will vary from state to state, and, accordingly, the manner of operation by the Company and the degree of control over the delivery of refractive surgery by the Company may differ among the states.

    A number of states have enacted laws, which prohibit what is known as the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process from anyone who is not a licensed physician. Many states have similar restrictions in connection with the practice of optometry. Application of the corporate practice of medicine prohibition varies from state-to-state. Therefore, while some states may allow a business corporation to exercise significant management responsibilities over the day-to-day operation of a medical or optometric practice, other states may restrict or prohibit such activities. The Company believes that it has structured its relationship with eye care doctors in connection with the operation of eye care centers as well as in connection with its secondary care centers so that they conform to applicable corporate practice of medicine restrictions in all material respects. Nevertheless, there can be no assurance that, if challenged, those relationships may not be found to violate a particular state corporate practice of medicine prohibition. Such a finding may require the Company to revise the structure of its legal arrangements or curtail its activities, and this may have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    Just as in the case of the federal anti-kickback statute, while the Company believes that it is conforming to applicable state anti-kickback statutes in all material respects, there can be no assurance that each state will agree with the Company's position and would not challenge the Company. If the Company were not successful in defending against such a challenge, the result may be civil or criminal fines or penalties for the Company as well as the ophthalmologists and optometrists. Such a result would require the Company to revise the structure of its legal arrangements, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    CANADA

    Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company. Certain of the Company's eye care centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. The Company expects that ophthalmologists and optometrists affiliated with TLC Vision will comply with the applicable regulations, although it cannot assure such compliance by doctors.

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

    FACILITY LICENSURE AND CERTIFICATE OF NEED

    The Company believes that it has all licenses necessary to operate its business. The Company may be required to obtain licenses from the state Departments of Health, or a division thereof, in the various states in which it opens eye care centers. There can be no assurance that the Company will be able to obtain facility licenses in all states which may require facility licensure.

    Some states require the permission of the Department of Health or a division thereof, such as a Health Planning Commission, in the form of a Certificate of Need ("CON") prior to the construction or modification of an ambulatory care facility, such as a laser center, or the purchase of certain medical equipment in excess of an amount set by the state. There can be no assurance that the Company will be able to acquire a CON in all states where a CON is required.

    The Company is not aware of any Canadian health regulations, which impose facility-licensing requirements on the operation of eye care centers.

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

INTELLECTUAL PROPERTY

    The names "TLC The Laser Center" and slogan "See the Best" are registered United States service marks of TLC Vision and registered trademarks in Canada. TLC Vision has registered "TLC Laser Eye Centers" with the TLC Vision eye design as a trademark in the United States and Canada. "Laser Vision," "Laser Vision Centers and Design," "Laser Vision Centers," "LVC," and "LVCI," are registered trademarks in the United States utilized by LaserVision. LaserVision has secured a patent for certain aspects of its Roll-On/Roll-Off system. In addition, TLC Vision owns a patent in the United States on the treatment of a potential side effect of laser vision correction generally known as "central islands." The patent expires in May 2014. The Company's service marks, patents and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. One or all of the registrations of the service marks may be challenged, invalidated or circumvented in the future.

    The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. In the event that the use of an excimer laser or other procedure performed at any of the Company's refractive or secondary care centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may not be available on acceptable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products, which do not infringe the patent. The unavailability of such products may cause the Company to cease operations in the United States or Canada or delay the Company's continued expansion into the United States. If the Company is prohibited from performing laser vision correction at any of its laser centers, the Company's business, financial condition and results of operations will be materially adversely affected.

EMPLOYEES

    As of December 31, 2002, the Company had approximately 880 employees. The Company, through its subsidiaries, contracts with approximately 93 optometrists to furnish non-clinical services, including management and administrative functions and, in some states, clinical services. Additionally, the Company, through its subsidiaries, contracts with approximately five ophthalmologists to furnish non-clinical services, consistent with those of a medical director, and in some states clinical services. The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors - Dependence on Key Personnel."

RISK FACTORS

    LOSSES FROM OPERATIONS; UNCERTAINTY OF FUTURE PROFITABILITY

    TLC Vision reported net losses of $43.3 million, $161.9 million, $37.8 million, and $5.9 for the transitional period ended December 31, 2002, fiscal 2002, fiscal 2001 and fiscal 2000, respectively. As of December 31, 2002, TLC Vision reported an accumulated deficit of $285.4 million. TLC Vision may not become profitable and if it does become profitable, its profitability may vary significantly from quarter to quarter. TLC Vision's profitability will depend on a number of factors, including:

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

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

    CHANGES IN GENERAL ECONOMIC CONDITIONS MAY CAUSE FLUCTUATIONS IN TLC VISION'S REVENUES AND PROFITABILITY.

    The cost of laser vision correction procedures is typically not reimbursed by health care insurance companies or other third party payors. Accordingly, the operating results of TLC Vision may vary based upon the impact of changes in economic conditions on the disposable income of consumers interested in laser vision correction. A significant decrease in consumer disposable income in a weakening economy may result in decreased procedure levels and revenues for TLC Vision. For example, the recent downturn in the North American economy has contributed to a 17% decline in the number of paid procedures at TLC Vision's branded centers and a 22% decline in total revenues for the seven months ended December 31, 2002 compared to the corresponding period in 2001. In addition, weakening economic conditions may result in an increase in the number of TLC Vision's customers, who experience financial distress or declare bankruptcy, which may negatively impact TLC Vision's accounts receivable collection experience.

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

    QUARTERLY FLUCTUATIONS IN OPERATING RESULTS MAKE FINANCIAL FORECASTING DIFFICULT.

    TLC Vision may experience future quarterly losses, which may exceed prior quarterly losses. TLC Vision's expense levels will be based, in part, on its expectations as to future revenues. If actual revenue levels were below expectations, TLC Vision's operating results would deteriorate. Historically, the quarterly results of operations of TLC Vision have varied, and future results may continue to fluctuate significantly from quarter to quarter. Accordingly, quarter-to-quarter comparisons of TLC Vision's operating results may not be meaningful and should not be relied upon as indications of its future performance or annual operating results. Quarterly results will depend on numerous factors, including economic conditions in TLC Vision's geographic markets, market acceptance of its services, seasonal factors and other factors described in this Form 10-K.

    THE MARKET PRICE OF TLC VISION'S COMMON SHARES MAY BE VOLATILE.

    Historically, the market price of TLC Vision's common shares has been very volatile. For example, the market price of TLC Vision's common shares decreased from a high of $53.50 to a low of $.79 between July 1999 and March 2003. TLC Vision's common shares will likely be volatile in the future due to industry developments and business-specific factors such as:

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

    TLC VISION MAY MAKE INVESTMENTS THAT MAY NOT BE PROFITABLE.

    TLC Vision has made investments that are intended to support its core business, such as TLC Vision's investment in LaserSight Inc. These investments have generally been made in companies in the laser vision correction business or that own emerging technologies that TLC Vision believes will support the company's core business. TLC Vision took a charge of approximately $26.1 million and $2.1 million in the fiscal year ended May 31, 2002 and the seven-month period ended December 31, 2002, respectively, primarily as a result of the decline in the value of its investments, including the investment in LaserSight. TLC Vision may make similar investments in the future, some of which may be material or may become material over time. If TLC Vision is unable to manage these investments, or if these investments are not profitable or do not generate the expected returns, then future operating results may be adversely impacted.

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

    TLC VISION MAY HAVE SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS, AND ITS ABILITY TO OBTAIN ADDITIONAL FUNDING IS UNCERTAIN.

    TLC Vision is unable to predict with certainty the timing or the amount of its future capital requirements. Continued operating losses or changes in TLC Vision's operations, expansion plans or capital requirements may consume available cash and other resources more rapidly than TLC Vision anticipates and more funding may be required before TLC Vision becomes profitable. TLC Vision's capital needs depend on many factors, including:

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

    TLC VISION MAY BE SUBJECT TO MALPRACTICE AND OTHER SIMILAR CLAIMS AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE INSURANCE AGAINST THESE CLAIMS.

    The provision of medical services at TLC Vision's centers entails an inherent risk of potential malpractice and other similar claims. As of May 31, 2002, medical malpractice insurance coverage for TLC Vision locations, other than former LaserVision sites, had a $250,000 deductible per claim. Through September 30, 2002, former LaserVision sites had a $25,000 deductible per claim. As of October 1, 2002, all of TLC Vision's professional malpractice insurance had a $250,000 deductible per claim. Patients at TLC Vision's centers execute informed consent statements prior to any procedure performed by doctors at TLC Vision's centers, but these consents may not provide adequate liability protection. Although TLC Vision does not engage in the practice of medicine or have responsibility for compliance with regulatory and other requirements directly applicable to doctors and doctor groups, claims, suits or complaints relating to services provided at TLC Vision's centers may be asserted against TLC Vision in the future, and the assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages.

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

    TLC VISION MAY FACE CLAIMS FOR FEDERAL, STATE AND LOCAL TAXES.

         TLC Vision operates in 48 states and two Canadian provinces, and is subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on its operations, payroll, assets and services.

TLC Vision endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors to assist in the process. Many states and other taxing authorities are experiencing financial difficulties and have been interpreting laws and regulations more aggressively to the detriment of taxpayers such as TLC Vision and its customers. Although TLC Vision cannot predict the outcome of all past and future tax assessments, it believes that it has adequate provisions and accruals in its financial statements for tax liabilities.

    Tax authorities in four states have contacted TLC Vision and issued proposed sales tax adjustments in the aggregate amount of approximately $2.2 million for various periods through 2002 on the basis that certain of TLC Vision's laser access arrangements constitute a taxable lease or rental rather than an exempt service. If it is determined that any sales tax is owed, TLC Vision believes that, under applicable laws and TLC Vision's contracts with its eye surgeon customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLC Vision's services. However, TLC Vision may be unable to collect any such amounts from its customers, and in such event would remain responsible for payment. TLC Vision cannot yet predict the outcome of these assessments, or any other assessments or similar actions which may be undertaken by other state tax authorities. The Company is currently conducting an evaluation of its sales tax reporting in various other states. The Company believes that it has adequate provisions in its financial statements with respect to these matters.

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

    The FDA has adopted guidelines in connection with the approval of excimer laser systems for laser vision correction. The FDA, however, has also stated that decisions by doctors and patients to proceed outside the FDA approved guidelines are a practice of medicine decision, which the FDA is not authorized to regulate. Failure to comply with FDA requirements, or any adverse FDA action, including a reversal of its interpretation with respect to the practice of medicine, could result in a limitation on or prohibition of TLC Vision's use of excimer lasers.

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

    The Roll-On/Roll-Off laser system consists of an excimer laser mounted on a motorized, air suspension platform and transported in a specially modified truck. TLC Vision believes that use of this transport system does not require FDA approval; the FDA has taken no position in regard to such approval. The FDA could, however, take the position that excimer lasers are not approved for use in this transport system. Such a view by the FDA could lead to an enforcement action against TLC Vision, which could impede TLC Vision's ability to maintain or increase its volume of excimer laser surgeries. This could have a material adverse effect on TLC Vision's business and financial results. Similarly, TLC Vision believes that FDA approval is not required for its mobile use of microkeratomes or the cataract equipment transported by its cataract operations. The FDA, however, could take a contrary position that could result in an enforcement action.

    DISPUTES WITH RESPECT TO INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT TLC VISION'S BUSINESS.

    There has been substantial litigation in the United States and Canada regarding the patents on ophthalmic lasers. If the use of an excimer laser or other procedure performed at any of TLC Vision's centers is deemed to infringe a patent or other proprietary right, TLC Vision may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may involve substantial costs, including ongoing royalty payments. If a license is not available on acceptable terms, TLC Vision may be required to seek the use of products, which do not infringe the patent. The unavailability of alternate products could cause TLC Vision to cease operations in the United States or Canada or delay TLC Vision's expansion. If TLC Vision is prohibited from performing laser vision correction at any of its laser centers, TLC Vision's ability to carry on its business will be jeopardized.

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

    THE REPRICING OF TLC VISION STOCK OPTIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON TLC VISION'S REPORTED EARNINGS IN THE FUTURE AND COULD MAKE ITS REPORTED EARNINGS VOLATILE.

    As approved by the shareholders of TLC Vision at its 2002 annual meeting, in 2002 TLC Vision allowed the holders of outstanding TLC Vision stock options with an exercise price greater than $8.688 to elect to reduce the exercise price of their options to $8.688, in some cases by surrendering existing options for a greater number of shares than the number of shares issuable on exercise of each repriced option. If the price of TLC Vision's common shares rises above the new exercise price of $8.688, the repricing of the options could have a material adverse impact on TLC Vision's reported earnings and could make its reported earnings more volatile. Under current U.S. generally accepted accounting principles, the repriced options will be subject to variable accounting treatment. Variable accounting requires that the difference between the price of TLC Vision's common shares at the end of each financial quarter and the new exercise price be charged to income as compensation over the remaining vesting period of the outstanding options. If the price of TLC Vision common shares rises above $8.688, variable accounting will require TLC Vision to re-measure total compensation at the end of each quarter and take an appropriate charge to income. This charge may be material to future quarterly and annual results. TLC Vision is unable to estimate at this point the total amount of compensation expense, if any, or the period to which the charge to income will be made.

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

ITEM 2. PROPERTIES

    The Company's 66 branded centers are located in leased premises. The leases are negotiated on market terms and typically have a term of five to ten years.

    The Company also maintains investment interests in two secondary care practices located in Michigan and Oklahoma. The secondary care practice in Michigan has five satellite locations and the secondary care practice in Oklahoma has two satellite locations. The terms of the Company's leases provide for total aggregate monthly lease obligations of approximately $0.7 million.

    TLC Vision's International Headquarters are located in premises in Mississauga, Ontario, Canada. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's sale and leaseback transaction involving that facility. TLC Vision's U.S. Corporate Office is located in approximately 20,500 square feet of leased office space in St. Louis, Missouri under a lease that will expire in 2006. TLC Vision also maintains approximately 7,000 square feet of office/warehouse space in Bloomington, Minnesota for its cataract operations. The Bloomington facility lease expires in 2009.

ITEM 3. LEGAL PROCEEDINGS

    On February 9, 2001, Joseph Dello Russo, M.D. filed a lawsuit against the Company and certain physicians associated with the Company in the United States District Court, Eastern District of New York alleging false description, false advertising and deceptive trade practices based upon certain advertisements of a doctor with substantially the same name as the plaintiff. The complaint alleged compensatory damages to be no less than $30 million plus punitive damages. This lawsuit was settled on October 31, 2002, no payment was made by any party to any of the other parties.

    In the fourth quarter fiscal 2001, an arbitration award was issued against TLC Network Service Inc. for $2.1 million that has been fully accrued for in fiscal 2002. The arbitration award was extended to the Company. The Company has filed an appeal but no hearing date has been set at this time. Payment of this liability has been deferred until final resolution of the appeal and all other legal alternatives have been explored.

    In April 2002, Lesa K. Melchor, Richard D. and Lee Ann Dubois and Major Gary
D. Liebowitz filed a lawsuit in the U.S. District Court, Southern District of Texas, Houston Division against Laser Vision Centers, Inc. This is a securities claim seeking damages for losses incurred in trading in LaserVision stock and options in the period from November 1999 to December 2001. In their Complaint, the plaintiffs allege that LaserVision's Director of Investor Relations gave them false and misleading information. This lawsuit was settled on January 14, 2002, and while admitting no liability, the Company paid $25,000 to the plaintiffs in full settlement of all claims.

    On October 21, 2002 the Company was served with a lawsuit filed by Thomas S. Tooma, M.D. and TST Acquisitions, LLC in the Superior Court of the State of California in Orange County, California. Dr. Tooma and certain entities controlled by him have entered into a joint business venture with TLC Vision in the State of California since July 1999. The lawsuit seeks damages and injunctive relief based on the plaintiffs' allegation that the Company's merger with Laser Vision Centers, Inc. violated certain exclusivity provisions of its agreements with the plaintiffs, thereby giving plaintiffs the right to exercise a call option to purchase TLC Vision's interest in the joint venture. Since the lawsuit has only recently been served, the Company is still evaluating its position.

    Tax authorities in four states have contacted TLC Vision and issued proposed sales tax adjustments in the aggregate amount of approximately $2.2 million for various periods through 2002 on the basis that certain of TLC Vision's laser access arrangements constitute a taxable lease or rental rather than an exempt service. If it is determined that any sales tax is owed, TLC Vision believes that, under applicable laws and TLC Vision's contracts with its eye surgeon customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLC Vision's services. However, TLC Vision may be unable to collect any such amounts from its customers, and in such event would remain responsible for payment. TLC Vision cannot yet predict the outcome of these assessments, or any similar assessments or similar actions which may be undertaken by other state tax authorities. The Company is currently conducting an evaluation of its sales tax reporting in various other states. The Company believes that it has recorded adequate provisions in its financial statements with respect to these matters.

    In March 2003, the Company and its subsidiary, OR Providers, Inc., were served with subpoenas issued by the U.S. Attorney's Office in Cleveland, Ohio. The subpoenas appear to relate to business practices of OR Providers prior to its acquisition by LasrVision in December 2001. OR Providers is a provider of mobile cataract services in the eastern part of the U.S. The Company is aware that other entities and individuals have also been served with similar subpoenas. The subpoenas seek documents related to certain business activities and practices of OR Providers. The Company will cooperate fully to comply with the subpoenas. Pursuant to the purchase agreement for the Company's purchase of OR Providers, the selling shareholders of OR Providers agreed to indemnify the Company with respect to the liability and accordingly the Company does not believe this matter will have a material adverse effect on the Company.

    The Company is subject to various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. While the ultimate results of such matters can not be predicted with certainty, the Company believes that the resolution of these matters will not have material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    The Common Shares are listed on the Toronto Stock Exchange under the symbol "TLC" and on the NASDAQ National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on the Toronto Stock Exchange and the NASDAQ National Market:

                                                         THE
                                                       TORONTO                            NASDAQ
                                                        STOCK                            NATIONAL
                                                       EXCHANGE                           MARKET
                                             -----------------------------     -----------------------------
                                                 HIGH             LOW              HIGH             LOW
                                             ------------     ------------     ------------     ------------
Fiscal 2001
First Quarter August 31, 2000 ..........     C$     12.20     C$      7.70     $      8.313     $       5.00
Second Quarter November 30, 2000 .......             8.20             3.55             5.50             2.25
Third Quarter February 28, 2001 ........            12.00             1.67            7.875            1.125
Fourth Quarter May 31, 2001 ............            14.20             7.11             9.25             4.64

Fiscal 2002
First Quarter August 31, 2001 ..........     C$      8.48     C$      5.76     $       5.54     $       3.72
Second Quarter November 30, 2001 .......             6.09             3.00             3.86             1.87
Third Quarter February 28, 2002 ........             5.77             3.15             3.60             2.04
Fourth Quarter May 31, 2002 ............             5.95             3.50             3.72             2.13

Transitional 2002
Month ended June 30, 2002 ..............     C$      5.20     C$      3.47     $       3.25     $       2.30
Third Quarter September 30, 2002 .......             4.20             1.30             2.77              .80
Fourth Quarter December 31, 2002 .......             3.39             1.28             2.20              .79

RECORD HOLDERS

    As of March 31, 2003, there were approximately 979 record holders of the Common Shares.

DIVIDENDS

    The Company has never declared or paid cash dividends on the Common Shares. It is the current policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future.

ITEM 6. SELECTED FINANCIAL DATA

    In May 2002, the Company completed the acquisition of LaserVision, a leading laser access service provider. The transaction was effected as an all-stock merger in which each outstanding common share of LaserVision was exchanged for
0.95 shares of the Company, which resulted in the issuance of 26.6 million Common Shares. In addition, in connection with the transaction the Company assumed all of the outstanding options and warrants of LaserVision and exchanged them for options to acquire approximately 8.0 million Common Shares. See Note 3 to the Consolidated Financial Statements of the Company included in Item 8 of this Report.

    The following tables set forth selected historical consolidated financial data of TLC Vision for the seven-month transitional period ended December 31, 2002, and each of the fiscal years ended May 31, 2002, 2001, and 2000, 1999 and 1998, which have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K, and the consolidated financial statements of the Company included in the Company's May 31, 2000 Annual Report on Form 10-K, and the unaudited seven-month period ended December 31, 2001.

The following table should be read in conjunction with the Company's financial statements, the related notes thereto, and the information contained in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                                              SEVEN-MONTH
                                                                                                              PERIOD ENDED
                                                              YEAR ENDED MAY 31,                              DECEMBER 31,
                                           ---------------------------------------------------------   ---------------------------
                                             1998       1999(6)      2000       2001(3)     2002(2)      2001(4)       2002(5)
                                           ---------   ---------   ---------   ---------   ---------   ------------   ------------
                                                                                                        UNAUDITED
(U.S. dollars, in thousands except
per share amounts and operating data)

STATEMENT OF OPERATIONS DATA

Net revenues............................   $ 59,121    $ 146,910   $ 201,223   $ 174,006   $ 134,751   $   70,300     $ 100,154
Cost of revenues........................     29,669       92,383     129,234     110,016      97,789       53,451        80,825

    Gross margin........................     29,452       54,527      71,989      63,990      36,962       16,849        19,329
General and administrative..............     28,875       29,126      44,341      44,464      36,382       21,464        24,567
Loss before cumulative effect of
  accounting change.....................    (10,280)      (4,556)     (5,918)    (37,773)   (146,675)     (45,287)      (43,343)

Loss per share before cumulative
  effect of accounting change...........      (0.37)       (0.13)      (0.16)      (1.00)      (3.74)       (1.19)        (0.68)

Weighted average number of Common
  Shares outstanding....................     28,035       34,090      37,778      37,779      39,215       38,064        63,407

                                                                                                              SEVEN-MONTH
                                                                                                              PERIOD ENDED
                                                              YEAR ENDED MAY 31,                              DECEMBER 31,
                                           ---------------------------------------------------------   ---------------------------
                                             1998       1999(6)      2000       2001(3)     2002(2)      2001(4)       2002(5)
                                           ---------   ---------   ---------   ---------   ---------   ------------   ------------
OPERATING DATA (unaudited)
Number of eye care centers
  (at end of period)
Owned centers..........................           36          40          36          30          33             30             30
Managed centers........................            9          15          26          29          32             32             36
Number of access service sites(1)
  Refractive...........................           --          --          --          --         336             --            304
  Cataract.............................           --          --          --          --         280             --            274
Number of secondary care centers.......           15          14           5           5           5              5              6

Number of laser vision correction
 procedures:
  Owned centers........................       24,222      52,506      62,000      55,600      37,600         19,800         26,100
  Managed centers......................       11,637      38,094      72,000      67,200      57,400         27,600         23,600
  Access...............................           --          --          --          --          --             --         43,200
  Cataract.............................           --          --          --          --          --             --         23,300
Total procedures.......................       38,859      90,600     134,000     122,800      95,000         47,400        116,200

                                         MAY 31,        MAY 31,        MAY 31,        MAY 31,        MAY 31,      DECEMBER 31,
                                          1998           1999           2000           2001           2002           2002
                                         -------       --------        -------        -------        -------      ------------
BALANCE SHEET DATA
Cash and cash equivalents............    $  1,895      $125,598        $78,531        $47,987        $45,074           $36,081
Working capital......................      53,153       146,884         59,481         42,366         23,378            12,523
Total assets.........................     164,212       295,675        289,364        238,438        245,515           196,056
Total debt, excluding current
  portion............................      17,911        11,030          6,728          8,313         14,643            15,760
SHAREHOLDERS' EQUITY
Common stock.........................     143,554       269,454        269,953        276,277        387,701           388,769
Warrants and options.................                        --            532            532         11,755            11,035
Accumulated Deficit..................     (22,421)      (31,267)       (42,388)       (80,161)      (242,010)         (285,353)
Accumulated other comprehensive
  income (loss)......................         407         5,936         (4,451)        (9,542)            --                --
Total shareholders' equity...........     121,540       244,123        223,646        187,106        155,014           111,828

(1) An access service site is a site where service has been provided in the preceding 90 days.

(2) In fiscal 2002, the selected financial data of the Company included:

    (a) an impairment of intangibles charge of $81.7 million;

    (b) a write down in the fair value of investments and long-term receivables of $26.1 million;

    (c) a cumulative effect of change in accounting principle of $15.2 million;

    (d) a restructuring charge of $8.8 million; and

    (e) a reduction in the carrying value of fixed assets of $2.6 million.

(3) In fiscal 2001, the selected financial data of the Company included a restructuring charge of $19.1 million.

(4) In the seven months ended December 31, 2001, the selected financial data of the Company included:

    (a) a write down in the fair value of investments and long-term receivables of $26.1 million; and

    (b) a restructuring charge of $1.8 million.

(5) In the seven months ended December 31, 2002, the selected financial data of the Company included:

    (a) an impairment of intangibles charge of $22.1 million;

    (b) a write down in the fair value of investments and long-term receivables of $2.1 million;

    (c) other income of $6.8 million for settlement of class action lawsuit with laser manufacturers;

    (d) a restructuring charge of $4.6 million; and

    (e) a reduction in the carrying value of fixed assets of $1.0 million.

(6) In fiscal 1999, the selected financial data of the Company included a restructuring charge of $12.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included in Item 8 of this Form 10-K. The following discussion is based upon the Company's results under U.S. generally accepted accounting principles. Unless otherwise specified, all dollar amounts are U.S. dollars. See Note 1 to the Consolidated Financial Statements of the Company included in Item 8 of this Report.

OVERVIEW

    TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) and its subsidiaries ("TLC Vision" or the "Company") is a diversified healthcare service company focused on working with physicians to provide high quality patient care primarily in the eye care segment. The Company's core business revolves around refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business model includes arrangement ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. The Company also furnishes independent surgeons with mobile or fixed site access to cataract surgery equipment and services through its Midwest Surgical Services, Inc. ("MSS") subsidiary. In addition, the Company owns a 51% majority interest in Vision Source, which provides optometric franchise opportunities to independent optometrists. Through its OR Partners and Aspen Healthcare divisions, TLC Vision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. In 2002, the Company formed a joint venture with Vascular Sciences Corporation ("Vascular Sciences") to create OccuLogix, L.P., a partnership focused on the treatment of an eye disease, known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

    Effective June 1, 2002, the Company changed its fiscal year-end from May 31 to December 31.

    In accordance with an Agreement and Plan of Merger with LaserVision, the Company completed a business combination with LaserVision on May 15, 2002, which resulted in LaserVision becoming a wholly-owned subsidiary of TLC Vision. Accordingly, LaserVision's results are included in the Company's statement of operations beginning on the date of acquisition. LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The Company believes that the combined companies can provide a broader array of services to eye care professionals to ensure these individuals may provide superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

    The Company serves surgeons who performed over 116,200 refractive and cataract procedures at the Company's centers or using the Company's laser access services during the seven months ended December 31, 2002.

    The Company is assessing patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction procedure volumes and increased revenues. Cost reduction initiatives continue to target the effective use of funds and our growth initiative is focusing on future development opportunities for the Company in the eye care industry.

    The Company recognizes revenues at the time procedures are performed or services are rendered. Revenues include amounts charged patients for procedures performed at owned laser centers, amounts charged physicians for laser access and service fees, and management fees from managing refractive and secondary care practices. Under the terms of management service agreements, the Company provides non-clinical services, which include facilities, staffing, equipment lease and maintenance, marketing and administrative services to refractive and secondary care practices in return for management fees. The management fees are typically addressed as a per procedure fee. For third party payor programs and corporations with arrangements with TLC Vision, the Company's management fee and the fee charged by the surgeon are both discounted in proportion to the discount afforded to these organizations. While the Company does not direct the manner in which the surgeons practice medicine, the Company does direct the day-to-day non-clinical operations of the centers. The management service agreements typically are for an extended period of time, ranging from five to 15 years. Management fees are equal to the net revenue of the physician practice, less amounts retained by the physician groups.

    Procedure volumes represent the number of laser vision correction procedures completed for which the amount that the patient has been invoiced for the procedure exceeds a predefined company wide per procedure revenue threshold. Procedures may be invoiced less than the threshold amounts primarily for promotional or marketing purposes and are not included in the procedure volume numbers reported.

    Doctors' compensation as presented in the financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers and fees paid to optometrists for pre- and post-operative care. Where the Company manages laser centers, the professional corporations or physicians performing the professional services at such centers engage ophthalmic professionals. As such, the costs associated with arranging for these professionals to furnish professional services are reported as a cost of the professional corporation and not of the Company.

    Included in costs of revenue are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, and facility fees, as well as center costs associated with personnel, facilities and depreciation of center assets.

    In Company owned centers, the Company engages doctors to provide laser vision correction services and the amounts paid to the doctors also are reported as a cost of revenue.

    Selling, general and administrative expenses include expenses that are not directly related to the provision of laser correction services or cataract services.

    In the transitional period ended December 31, 2002, the Company's procedure volume increased by 68,800 compared to the corresponding period of 2001. The seven-month contribution of LaserVision accounted for an increase of 76,700 while the TLC Vision procedures decreased by 7,900 to 39,500. The Company believes that the reduction in procedure volume is indicative of overall conditions in the laser vision correction industry. The laser vision correction industry has experienced uncertainty resulting from a number of issues. Being an elective procedure, laser vision correction volumes have been depressed by economic and stock market conditions, rising employment and the uncertainty associated with the war on terrorism currently being experienced in North America which is reflected in a weakening of the consumer confidence index. Also contributing to the decline in procedure volume is a wide range of consumer prices for laser vision correction procedures, the bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company.

DEVELOPMENTS DURING TRANSITIONAL PERIOD

    GOODWILL IMPAIRMENT

    The Company adopted the accounting standard of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective June 1, 2001. Under the new standard, TLC Vision is required to test of goodwill for impairment at least annually, but more frequently if indicators of impairment exist. An impairment analysis was conducted by TLC Vision as of November 30, 2002. To determine the amount of the impairment the Company used a fair value methodology based on present value of expected future cash flows. The Company determined that goodwill was impaired and recorded an impairment charge of $22.1 million in the seven-month period ended December 31, 2002. This charge was comprised of $21.8 million that relates to the goodwill attributable to reporting units acquired in the LaserVision acquisition and $0.3 million relating to goodwill attributable to reporting units acquired in prior years.

    MANUFACTURER SETTLEMENT

    In July 2001, two laser manufacturers reported settling a class action antitrust case. In August 2002, LaserVision received $8.0 million in cash as a result of the settlement and TLC Vision received $7.1 million in cash. The cash received by LaserVision reduced the receivable recorded in the LaserVision purchase price allocation. The cash received by TLC Vision was recorded as a gain of $6.8 million (net of $0.3 million for its obligations to be paid to the minority interests).

    ACQUISITIONS

    On August 1, 2002, the Company acquired a 55% ownership interest in an ambulatory surgery center (ASC) in Mississippi for $7.6 million in cash. The Company also has a contingent obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash during each of the next four years. This ASC specializes in cataract surgery, and the acquisition was accounted for under the purchase method of accounting. Net assets acquired were $7.6 million, which included $7.4 million of goodwill and $0.2 million of other intangible assets.

    RESTRUCTURING

    During the transitional period ended December 31, 2002, the Company recorded a $4.7 million restructuring charge for the closure of 13 centers and the elimination of 36 full-time equivalent positions primarily at the Company's Toronto headquarters. The total restructuring expense for the transitional period of $4.2 million consists of $4.7 million offset by the reversal into income of $0.5 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2002. All restructuring costs will be financed through the Company's cash and cash equivalents. A total of $2.3 million of this provision related to non-cash costs of writing down fixed assets, $1.0 million related to severance, and $1.0 million related to the net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income. The lease costs will be paid out over the remaining term of the lease.

    RESEARCH AND DEVELOPMENT

    The Company entered into a joint venture with Vascular Sciences for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of age related macular degeneration. According to the terms of the agreement, the Company purchased $3.0 million in preferred stock and has the obligation to purchase an additional $7.0 million of preferred stock in Vascular Sciences if Vascular Sciences attains certain milestones in the development and commercialization of the product. If Vascular Science fails to achieve a milestone, TLC Vision shall have no further obligations to purchase additional shares. The Company expensed a total of $1.0 million of the investment during the fiscal year ended May 31, 2002, and the remaining $2.0 million of the investment was expensed as research and development expense during the seven months ended December 31, 2002.

    DIVESTITURE

    In July 1997, TLC Vision acquired 100% interest in Vision Source, Inc. ("Vision Source") for share consideration. Vision Source is a franchiser of private optometric practitioners. In fiscal 2002, the Company signed a restricted stock incentive plan and related agreements which will allow the current management of Vision Source to be awarded up to 49% of the common shares of Vision Source provided certain performance requirements are achieved by May 31, 2005. As of May 31, 2002, 26% of the performance requirement was achieved, resulting in a charge to income of $0.8 million, which was reported as cost of revenues in the other healthcare services segment. In December 2002, the Company awarded the remaining 23% of common stock to the Vision Source management before all performance requirements were met resulting in a charge to income of $0.4 million. In return for the early award of the remaining 23% interest, Vision Source converted the Company's $7.0 million of preferred stock to a $7.0 million note payable accruing interest at 7% annually.

    INVESTMENTS

     In December 2002, the Company wrote down by $2.1 million its investment in a privately held company that develops an implantable product that corrects and maintains vision. That company is actively seeking additional funding at this time and has received a term sheet from a venture capital firm that indicates significant dilution to the existing shareholders. The Company wrote down the investment to $0.5 million to reflect the estimated market value of the investment.

CRITICAL ACCOUNTING POLICIES

    IMPAIRMENT OF GOODWILL

     The Company accounts for its goodwill in accordance with SFAS 142, which requires the Company to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 requires the Company to determine the fair value of its reporting units. Because quoted market prices do not exist for the Company's reporting units, the Company uses the present value of expected future cash flows to estimate fair value. Management must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. During the transitional period ended December 31, 2002 and the fiscal year ended May 31, 2002, the Company determined that significant impairments in the value of the goodwill had occurred and recorded a charge to earnings in both periods.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for its long-lived assets in accordance with SFAS 144, which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgements about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change. A change in these assumptions could result in material charges to income. During the fiscal year ended May 2002, the Company determined that a significant impairment in the value of its intangible assets and certain of its fixed assets had occurred and recorded a charge to earnings.

     INVESTMENTS

    Periodically the Company invests in marketable and non-marketable equity securities. The Company accounts for its marketable equity available for sale securities in accordance with SFAS 115, which requires the Company to record these investments at market value as of the end of each reporting period. Changes in market value are recorded as other comprehensive income except when declines in market value below cost are considered to be other than temporary. The Company accounts for its non-marketable equity securities under the cost method of accounting as the Company does not exercise significant influence over the investees. For these investments the Company assesses the value of the investment by using information acquired from industry trends, the management of these companies, and other external sources as well as recent stock transactions. Based on the information acquired, an impairment charge is recorded when management believes an investment has experienced a decline in value that is other than temporary. The determination of whether a decline in market value is considered other than temporary involves making significant judgments considering factors such as the length of duration of the decline and factors specific to each investment. During the fiscal year ended May 31, 2002 and the transitional period ended December 31, 2002, the Company determined an other than temporary decline had occurred in certain investments and recorded a significant charge to income.

RISK FACTORS

     See "Item 1 -  Business - Risk Factors."

SEVEN MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SEVEN MONTHS ENDED DECEMBER 31, 2001

     As used herein, "existing TLC Vision" refers to TLC Vision locations in existence prior to the merger with LaserVision in May 2002.

     Revenues for the seven months ended December 31, 2002 were $100.2 million, a $29.9 million increase over revenues of $70.3 million for the seven months ended December 31, 2001. The contribution of LaserVision during the seven-month period ended December 31, 2002 added $44.9 million of revenues while the existing TLC Vision revenue decreased by $15.2 million or 22%. Approximately 76% of total revenues for the seven months ended December 2002 were derived from refractive services compared to 87% during the seven months ended December 31, 2001.

     Revenues from the refractive segment for the seven months ended December 31, 2002 were $76.2 million, an increase of $14.9 million or 24%, over revenues of $61.3 million from refractive activities for the seven months ended December 31, 2001. LaserVision added $30.7 million of refractive revenues, while the existing TLC Vision refractive revenue decreased by $15.8 million, or 26%.

     Revenues from owned centers for the seven months ended December 31, 2002 were $29.8 million, an increase of $3.1 million, or 11%, from the revenues of $26.7 million for the seven months ended December 31, 2001. LaserVision accounted for $5.9 million of such revenues, while the existing TLC Vision revenue decreased by $2.8 million, or 10%.

     Revenues from managed centers for the seven months ended December 31, 2002 were $25.0 million, a decrease of $9.6 million, or 28%, from the revenues of $34.6 million for the seven months ended December 31, 2001. As LaserVision does not have a managed service product, there was no contribution from LaserVision for the seven months ended December 2002.

     Revenues from access services for the seven months ended December 31, 2002 were $21.5 million. Because access revenues are a product offering of LaserVision only, the Company did not report any associated access revenue in the seven months ended December 31, 2001 for the existing TLC Vision business.

     Approximately 92,900 refractive procedures were performed for the seven months ended December 31, 2002, compared to approximately 47,400 procedures for the seven months ended December 31, 2001. LaserVision accounted for 53,400 procedures while the TLC Vision procedures decreased by 7,900 to 39,500. The Company believes that the reduction in procedure volume was indicative of overall conditions in the laser vision correction industry. The laser vision correction industry has experienced uncertainty resulting from a number of issues. Being an elective procedure, laser vision correction volumes have been depressed by economic and stock market conditions, rising unemployment and the uncertainty associated with the war on terrorism currently being experienced in North America which is reflected in the consumer confidence index. Also contributing to the decline was a wide range in consumer prices for laser vision correction procedures, the bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company.

     The cost of refractive revenues from eye care centers for the seven months ended December 31, 2002 was $64.6 million, an increase of $17.0 million, or 36%, over the cost of refractive revenues of $47.6 million for the seven months ended December 31, 2001. LaserVision cost of revenue for 2002 was $24.0 million while the existing TLC Vision's cost of revenue decreased by $7.1 million, or 15%.

     The cost of revenues from owned centers for the seven months ended December 31, 2002 was $27.0 million, an increase of $4.8 million, or 22%, from the cost of revenues of $22.2 million from the seven months ended December 31, 2001. LaserVision cost of revenue for 2002 was $5.3 million while the existing TLC Vision cost of revenue decreased $0.5 million, or 2%.

     The cost of revenues from managed centers for the seven months ended December 31, 2002 was $22.2 million, a decrease of $3.2 million, or 13%, from the cost of revenues of $25.4 million from the seven months ended December 31, 2001. As LaserVision does not have a managed service product, the Company did not report any additional cost from LaserVision for the seven months ended December 31, 2002.

     The cost of revenues from access services for the seven months ended December 31, 2002 was $15.4 million. Access services are a product offering of LaserVision only, therefore, there was no associated access cost of revenue in the seven months ended December 31, 2001 from the existing TLC Vision business.

     Reductions in cost of revenue were consistent with reduced doctors compensation resulting from lower procedure volumes, reductions in royalty fees on laser usage and reduced personnel costs. The cost of revenues for refractive centers include a fixed cost component for infrastructure of personnel, facilities and minimum equipment usage fees which has resulted in cost of revenues decreasing at a slower rate than the decrease in the associated revenues.

     Revenues from other healthcare services for the seven months ended December 31, 2002, were $23.9 million, an increase of $14.9 million from revenues of $9.0 million for the seven months ended December 31, 2001. LaserVision accounted for $14.2 million of the increase while the existing TLC Vision revenue increased by $0.7 million, or 6%. Approximately 24% of the total revenues for the seven months ended December 31, 2002 were derived from other healthcare services compared to 13% during the seven months ended December 31, 2001.

     The cost of revenues from other healthcare services for the seven months ended December 31, 2002 was $16.2 million, an increase of $11.4 million, from cost of revenues of $4.8 million for the seven months ended December 31, 2001. LaserVision accounted for $9.2 million of the increase while the existing TLC Vision cost of revenues increased by $2.2 million.

     General and administrative expenses increased to $24.6 million for the seven months ended December 31, 2002 from $22.8 million for the seven months ended December 31, 2001. The seven months ended December 31, 2002 included a $1.3 million charge for potential medical malpractice claims. Although the Company has reduced overhead and infrastructure cost as part of the Company's cost reduction initiatives, the combined infrastructure cost of TLC Vision and LaserVision was higher than TLC Vision incurred by itself during the seven months ended December 31, 2001.

     Marketing expenses decreased to $8.3 million for the seven months ended December 31, 2002 from $9.2 million for the seven months ended December 31, 2001. This reflected decreased spending on marketing programs identified in conjunction with the Company's cost-reduction initiatives.

     Amortization expenses decreased to $4.1 million for the seven months ended December 31, 2002 from $6.0 million for the seven months ended December 31, 2001. The decrease in amortization expense was largely a result of the significant impairment charge in May 2002, which reduced the fair value of PMA's and the related ongoing amortization.

     Research and development expenses reflected $2.0 million invested in Vascular Sciences. Since the technology was in the development stage and was not available commercially and had not received Food and Drug Administration approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as Vascular Sciences expends amounts. If the product becomes commercially available, incremental investments may be recorded as long-term assets.

     The Company determined its goodwill was impaired and recorded a charge of $22.1 million during the transitional period. This charge was comprised of $21.8 million that relates to the goodwill attributable to reporting units acquired in the LaserVision acquisition and $0.3 million relating to goodwill attributable to reporting units acquired in prior years.

     In December 2002, TLC Vision wrote down its investment in a privately held company by $2.1 million. That company, which develops an implantable product that corrects and maintains vision is actively seeking additional funding at this time and has received a term sheet from a venture capital firm that indicates significant dilution to the existing shareholders. TLC Vision wrote down the investment to $0.5 million to reflect the estimated market value of the investment.

     During the transitional period ended December 31, 2002, the Company recorded a $4.7 million restructuring charge for the closure of 13 centers and the elimination of 36 full time equivalent positions primarily at the Company's Toronto headquarters. The total restructuring expense for the transitional period was $4.2 million which consists of the $4.7 million offset by the reversal into income of $0.5 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2002. All restructuring costs will be financed through the Company's cash and cash equivalents. A total of $2.3 million of this provision related to non-cash costs of writing down fixed assets, $1.0 million related to severance, and $1.0 million related to the net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income. The lease costs will be paid out over the remaining term of the lease.

     The following table details restructuring charges recorded during the transitional period ended December 31, 2002:

                                                                                           ACCRUAL BALANCE
                                                                                                 AS OF
                                        RESTRUCTURING        CASH            NON-CASH        DECEMBER 31,
                                          CHARGES          PAYMENTS         REDUCTIONS           2002
                                        ------------     ------------      ------------    ---------------

   Severance                            $      1,120     $       (466)     $         --      $        654
   Lease commitments, net of
      sub-lease income                           978               --                --               978
   Write-down of fixed assets                  2,266               --            (2,266)               --
   Sale of center to third party                 342               --                --               342
                                        ------------     ------------      ------------      ------------
Total restructuring charges             $      4,706     $       (466)     $     (2,266)     $      1,974
                                        ============     ============      ============      ============

     The Company is currently reviewing its space for its international headquarters near Toronto. No restructuring charge has been made relating to this facility as no decision has been made with regard to the use or disposal of this facility and the Company continues to use this facility for certain functions. Any costs associated with exiting or renegotiating the lease on this facility, which could be material, would be charged against income in future periods.

     Other income and expense for the seven months ended December 31, 2002 consisted of $6.8 million of income from the settlement of an antitrust lawsuit. In August 2002, LaserVision received $8.0 million from its portion of the settlement and TLC Vision received $7.1 million from its portion of the settlement. The $8.0 million relating to the activities of LaserVision represented a contingent asset acquired by the Company and was included in the purchase price allocation at May 15, 2002 as an other asset. The $7.1 million settlement received related to TLC Vision has been recorded as a gain of $6.8 million (net of $0.3 million for its obligations to be paid to the minority interests) in other income and expense for the period.

     During the transitional period, the Company recorded $0.9 million of income from the termination of the Surgicare agreement to purchase Aspen Healthcare from the Company. On May 16, 2002, the Company agreed to sell the capital stock of its Aspen Healthcare ("Aspen") subsidiary to SurgiCare Inc. ("SurgiCare") for a purchase price of $5.0 million in cash and warrants for

103,957 shares of common stock of SurgiCare with an exercise price of $2.24 per share. On June 14, 2002, the purchase agreement for the transaction was amended due to the failure of Surgicare to meet its obligations under the agreement. The amendment established a new closing date of September 14, 2002 and required SurgiCare to issue 38,000 shares of SurgiCare common stock and to pay $0.8 million to the Company, prior to closing, all of which was non-refundable. SurgiCare failed to perform under the purchase agreement, as amended, and as a result, the purchase agreement was terminated and the Company recorded the gain in other income and expense for the period.

     During the transitional period, the Company recorded a reduction in the carrying value of capital assets of $1.0 million, within the refractive segment, reflecting the disposal of certain of the Company's lasers. The amount is included in other income and expense. These lasers do not represent the most current technology available and the Company has made the decision to dispose of them below their carrying cost.

     Interest (expense) income, net reflects interest revenue from the Company's cash position offset by interest expense from debt and lease obligations. An increase to debt in the second quarter of fiscal 2002 from the corporate headquarters sale-leaseback arrangement resulted in additional increases to interest costs. Interest revenues have decreased since the Company has reduced cash and cash equivalent balances during the seven months ended December 31, 2002 compared to the corresponding period in the prior year. In addition interest yields on cash balances have been lower, offset by a gain in foreign currency translation to U.S. dollars related to the Company's Canadian operations.

     Income tax expense increased to $0.9 million for the seven-month period ended December 31, 2002 from $0.5 million for the seven months ended December 31, 2001. The $0.9 million tax expense consisted of state taxes of $0.6 million for certain of the Company's subsidiaries where a consolidated state tax return cannot be filed and $0.3 million of foreign taxes for one of the Company's foreign subsidiaries.

     The loss for the seven months ended December 31, 2002 was $43.4 million or $0.68 per share compared to a loss of $44.8 million or $1.19 per share for the seven months ended December 31, 2001. This decreased loss primarily reflected the positive impact of the antitrust settlement and cost-cutting initiatives partially offset by the reduction in refractive procedures and revenues. As a result of the LaserVision acquisition in May 2002, there were more common shares outstanding during the seven months ended December 31, 2002.

FISCAL YEAR ENDED MAY 31, 2002 COMPARED TO FISCAL YEAR ENDED MAY 31, 2001

     Revenues for fiscal 2002 were $134.8 million, which was a 23% decrease over $174.0 million for the prior fiscal year. Approximately 86% of total revenues were derived from refractive services in fiscal 2002 compared to 93% in fiscal 2001.

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

     Revenues from other healthcare services was $18.8 million in fiscal 2002, an increase of over 47% in comparison to $12.8 million in fiscal 2001. Approximately 14% of total revenues were derived from other healthcare services in fiscal 2002 compared to 7% in fiscal 2001. The increase in revenues reflected revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries, while revenues in the secondary care management, and asset management subsidiaries reflected little or moderate growth.

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

    Net loss from other healthcare services was $13.8 million in fiscal 2002, in comparison to a net loss of $18.6 million for 2001. The loss for fiscal 2002 included $12.0 million for the impairment of goodwill and $2.0 million for the write down of investments in other healthcare services. The loss for fiscal 2001 included the activities of eyeVantage.com, Inc., which generated losses of $5.6 million. Net loss for fiscal 2002 does not reflect the activities of eyeVantage.com, Inc. due to the decision by the Company in fiscal 2001 to cease material funding of this subsidiary and the resulting decision by eyeVantage.com, Inc. to abandon its e-commerce enterprise. The profit from other healthcare services for fiscal 2002 of $0.2 million excluding the impairment and investment write downs, reflected an increase from the loss of $1.3 million for fiscal 2001 (excluding eyeVantage.com, Inc. and restructuring costs). The improved profitability for 2002 was due primarily to increased revenues while managing the cost structure thus increasing gross margins.

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

    Interest (income)/expense reflects interest revenue from the Company's net cash and cash equivalent position. Interest revenue has been consistently decreasing throughout the year as a result of the Company's declining cash position and a decrease on the interest yields throughout the year. This decrease also includes an increase in interest expense resulting from additional long-term debt and as a result of the sale-leaseback transaction of the corporate international headquarters in Canada in the second quarter.

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

    The Company's adoption of SFAS 142 resulted in a transitional impairment loss of $15.2 million, which was recorded as a cumulative effect of a change in accounting principle in the seventh quarter. In addition, the Company's operating results for fiscal 2002 included a non-cash pretax charge of $50.7 million to reduce the carrying value of goodwill for which the carrying value exceeded the fair value as of May 31, 2002, including $45.9 million related to the impairment of goodwill from the acquisition of LaserVision and $4.8 million for the impairment of goodwill from prior acquisitions.

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

    TLC Vision made its first investment in Lasersight Incorporated ("Lasersight") prior to the beginning of fiscal 2000. Lasersight is a company involved in the research and development of new laser technology. From the time of purchase through the third quarter of fiscal 2000, the market value of the investment exceeded the carrying value at each quarter end. However, by November 31, 2001, the Company believed that the impairment should be considered other than temporary for a number of reasons including: the impairment is very substantial relative to the original purchase price, the impairment has persisted for more than nine months; sufficient time has passed to determine that the market place has not reacted well to FDA approval of Lasersight's new technology. As a result, the Company recorded a total impairment charge of $20.1 million during fiscal 2002.

    With respect to its investment in LaserVision TLC Vision wrote down its investment in LaserVision by $1.8 million in the period prior to the merger, due to an other than temporary decline in its value. Finally, the Company has recorded impairment charges of $2.0 million on its investment in Britton Vision Associates and of $2.2 million on other investments.

    During fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels, close certain under performing centers and eliminating duplicate functions caused by the merger with LaserVision. By May 31, 2002, this program resulted in total cost for severance and office closures of $8.8 million of which $2.3 million was paid out in cash prior to May 31, 2002. All restructuring costs will be financed through the Company's cash and cash equivalents.

(a) The Company continued its objective of reducing employee costs in line with revenues. This activity occurred in two stages with total charges of $2.8 million. The first stage of reductions were identified in the second and third quarters of fiscal 2002 and resulted in restructuring charges of $2.2 million, all of which had been paid out in cash or options by the end of the fiscal year. This reduction impacted 89 employees of whom 35 were working in laser centers with the remaining 54 working within various corporate functions. The second stage of the cost reduction required the Company to identify the impact of its acquisition of LaserVision on May 15, 2002 and eliminate surplus positions resulting from the acquisition. The majority of these costs were paid by the end of December 2002.

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

(c) The Company also identified seven centers where management determined that given the current and future expected procedures, the centers had excess leased capacity or the lease arrangements were not economical. The Company assessed these seven centers to determine whether the excess space should be subleased or whether the centers should be relocated. The Company provided $1.0 million related to the costs associated with sub-leasing the excess or unoccupied facilities. A total of $0.3 million of this provision related to non-cash costs of writing down fixed assets and $0.7 million represented net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income that is projected to be generated. The lease costs will be paid out over the remaining term of the lease.

    The following table details restructuring charges incurred for the year ended May 31, 2002:

                                                                                  ACCRUAL                                 ACCRUAL
                                                                                  BALANCE                                 BALANCE
                                                                                    AT                                      AT
                                     RESTRUCTURING     CASH        NON-CASH       MAY 31,       CASH        NON-CASH    DECEMBER 31,
                                       CHARGES       PAYMENTS     REDUCTIONS       2002       PAYMENTS     REDUCTIONS       2002
                                     -------------   ---------    ----------    ----------   ----------    ----------   ------------

   Severance.........................  $    2,907   $   (2,219)   $     (222)   $      466   $     (235)   $     (212)   $       19
   Lease commitments, net of
   sublease income...................       2,765           --            --         2,765         (897)           85         1,953
   Termination costs of doctors
     contracts.......................         146          (80)           --            66          (66)           --            --
   Laser commitments.................         652           --            --           652           --          (352)          300
   Write-down of fixed assets........       2,280           --        (2,280)           --           --            --            --
                                       ----------   ----------    ----------    ----------   ----------    ----------    ----------

Total restructuring and other
  charges...........................   $    8,750   $   (2,299)   $   (2,502)   $    3,949   $   (1,198)   $     (564)   $    2,272
                                       ==========   ==========    ==========    ==========   ==========    ==========    ==========

    Income tax expense decreased to $1.8 million in fiscal 2002 from $2.2 million in fiscal 2001. This decrease reflected the Company's losses incurred in fiscal 2002 offset by the impact of the tax liabilities associated with the Company's investments in profitable subsidiaries that are less than 80% owned and the requirement to reflect minimum tax liabilities relevant in Canada, United States and certain other jurisdictions. As of May 31, 2002, the Company had net operating losses available for carry forward for income tax purposes of approximately $81.2 million, which were available to reduce taxable income of future years.

    The Canadian losses can only be utilized by the source company whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $23.9 million expire as follows:

         May 31,
         2003..................................      $   2,290
         2004..................................          1,509
         2005..................................            831
         2006..................................            315
         2007..................................            580
         2008..................................          9,724
         2009..................................          8,647

    The United States losses of $58.0 million expire between 2012 and 2022. The Canadian and United States losses include amounts of $3.2 million and $14.7 million respectively relating to the acquisitions of 20/20 and BeaconEye, the availability and timing of utilization of which may be restricted.

    The loss for fiscal 2002 was $161.8 million, or $4.13 per share, compared to a loss of $37.8 million or $1.00 per share for fiscal 2001. This increased loss primarily reflected the impact of reduced refractive revenues, the reduction in carrying values of capital and intangible assets, the reduction in the carrying value of goodwill and the write down of investments offset partially by reduced costs and decreased depreciation and amortization. The Company has undertaken initiatives intended to address patient, optometric and ophthalmic industry trends and expectations to improve laser vision correction procedure and revenue volumes. Cost initiatives are targeting effective use of funds and a growth initiative is focusing on the future development opportunities for the Company in the laser vision eye care service industry.

FISCAL YEAR ENDED MAY 31, 2001 COMPARED TO FISCAL YEAR ENDED MAY 31, 2000

    Revenues for fiscal 2001 were $174.0 million, which was a 13.5% decrease compared to revenues of $201.2 million for fiscal 2000. Approximately 93% of total revenues were derived from refractive services as compared to 95% in fiscal 2000.

    Revenues from eye care centers for fiscal 2001 were $161.2 million, which was 15.2% lower than revenues of $190.2 million for fiscal 2000. Approximately 122,800 procedures were performed in fiscal 2001 compared to 134,200 procedures in fiscal 2000. The decrease in procedure volume and the associated reduction of revenue reflects the condition of the laser vision correction industry, which had experienced uncertainty due to a wide range in consumer prices for laser vision correction procedures, the bankruptcies of a number of deep discount laser vision correction companies and the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at competing centers. Due to the pricing pressures in the industry and the lower procedure prices offered pursuant to discounts associated with the Company's Corporate Advantage Program, the Company's net revenue after doctor compensation, per procedure, for fiscal 2001 declined by 8% in comparison to fiscal 2000.

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

    The cost of refractive revenues from eye care centers for fiscal 2001 was $99.9 million, which was 16.8% lower than fiscal 2000's cost of refractive revenues of $120.0 million. This reduction was primarily due to reduced doctors compensation resulting from lower procedure volumes, lower royalty fees on laser usage and lower personnel costs.

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

    Interest (income)/expense and other expenses reflected interest revenue from the Company's cash position which resulted from positive cash flow from operations and the result of a public offering in the fourth quarter of fiscal 1999. The lack of any material additions to long-term debt and capital leases on equipment resulted in reducing interest costs on debt, as the various debt instruments approach maturity. Reduced cash and cash equivalent balances during the year combined with lower interest yields resulted in lower interest revenues.

    The increase in depreciation expense was largely a result of new centers and the additional depreciation and amortization associated with the Company's acquisitions during fiscal 2000 and 2001. The significant increase in the amortization of intangibles was the result of successfully establishing long-term contractual relationships with a number of surgeons during the final quarter of fiscal 2000 and during fiscal 2001. Goodwill and intangibles are amortized on a straight-line basis over the term of the applicable agreement to a maximum of fifteen years. Amortization periods used during fiscal 2001 range from five to fifteen years. In establishing the long-term contractual relationships with these key surgeons, the surgeon in many cases had agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation partially offsets the increased amortization of the intangible practice management agreements.

    Restructuring and other charges (see "Note 20 - Restructuring and Other Charges") in fiscal 2001, reflect decisions that were made to:

        a) Ease support of the Company's e-commerce enterprise eyeVantage.com, Inc. ("eyeVantage"). The decision to close activities at eyeVantage was the result of a number of factors including:

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

    The decision to close activities resulted in a restructuring charge of $11.7 million which reflected the estimated impact of the write-down of goodwill of $8.7 million, the write-down of fixed assets of $2.1 million, employee termination costs of $1.7 million representing the termination costs of 29 employees, accounts receivable losses of $0.4 million and $1.1 million of costs incurred in the closing process which included legal, administrative and lease commitment costs. These losses were offset by a gain of $2.3 million resulting from the reduction in the purchase obligation associated with the Optical Options, Inc. acquisition (see "Note 2- Acquisitions - 2001 Transactions - iii").

        a) Reflect potential losses from an equity investment in secondary care activities of $1.0 million. Due to a deteriorating relationship with the operations management team and the Company's strategic decision to withdraw from the management of secondary care practices where possible, the Company transferred its investment to an equity investment in return for a future earnings percentage. The equity investment has not acknowledged a liability to the Company for this investment, and the Company had not received any funds from the equity investment's earnings from the transferred investment. As a result the Company deemed it prudent to provide against the potential loss resulting from the inability to recover value of the investment transferred to the equity investment.

        b) Close three eye care centers for which the Company recorded costs of $1.4 million, sell its ownership in another eye care center, which created a loss of $0.3 million and incurred a cost of $0.1 million to terminate plans to open another eye care center. During fiscal 2001, the Company had undertaken to restructure its operations to eliminate those centers, which were identified as not capable of being profitable. These centers had been impacted by a number of challenges such as:

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

        c) Undertake an extensive review of its internal structures, its marketplace, its resources and its strategies for the future. The review resulted in the restructuring of the Company's goals and structures to meet its future needs. The Company utilized the services of a national consulting firm to facilitate this internal restructuring process, whose participation was completed in the third quarter of fiscal 2001 with an associated cost of $1.6 million.

        d) Fully provide for its $0.9 million portfolio investment in Vision America. This investment was deemed to be permanently impaired during fiscal 2001. Subsequent to this decision Vision America filed for bankruptcy and is currently in the process of liquidating its assets. The Company will reflect any amounts recovered from this investment if and when the amount and timing of any amounts to be recovered becomes determinable.

        e) Accrue for, in the fourth quarter, an award from an arbitration hearing involving TLC Vision Network Services Inc. that was issued against the Company. The cumulative liability arising from the award was $2.1 million, which was fully provided for, in the fourth quarter of fiscal 2001. Payment of this liability was deferred until explorations of all legal alternatives have been completed.

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

    Revenues from Other healthcare services activities were $12.8 million in fiscal 2001, an increase of more than 16% in comparison to $11.0 million in fiscal 2000. Approximately 7% of total revenues were derived from other healthcare services in fiscal 2001 compared to 5% in fiscal 2000. The increase in revenues reflected revenue growth of greater then 25% in the network marketing and management, professional healthcare facility management and hair removal subsidiaries, while revenues in the secondary care management and asset management subsidiaries reflected moderate growth.

    The net loss from other healthcare services was $18.6 million in fiscal 2001, an increase of over 280% in comparison to a net loss of $4.9 million in fiscal 2000. The loss in fiscal 2001 included a restructuring charge of $11.7 million resulting from the decision made by the Company to no longer support the activities of its e-commerce subsidiary eyeVantage.com, Inc. Excluding the impact of the restructuring charge, eyeVantage.com, Inc., generated losses of $5.6 million (2000 - $3.8 million). The loss from the remaining non-refractive activities was $1.3 million, an increase from the loss in fiscal 2000 of $1.1 million. The increased loss in fiscal 2001 was due primarily to increased amortization of intangibles of $0.4 million at the Company's network marketing and management subsidiary resulting from increased goodwill arising from the finalization of the earn-out calculations arising from the Company's 1997 acquisition of this entity (see "Note 14 - Capital Stock - a) Common Stock" and "Note 2 - Acquisition - 2001 Transactions - ii and 2000 Transactions v.").

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

LIQUIDITY AND CAPITAL RESOURCES

    During the seven months ended December 31, 2002, the Company continued to focus its activities primarily on seeking to increase procedure volumes at its centers and reducing operating costs. Cash and cash equivalents, short-term investments and restricted cash were $41.6 million at December 31, 2002 compared to $52.2 million at May 31, 2002. Working capital at December 31, 2002 decreased to $12.5 million from $23.4 million at May 31, 2002.

    The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, investment in Vascular Sciences and the purchase of an ambulatory surgery center. Normal operating expenses include doctor compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

    During the seven months ended December 31, 2002, the Company invested $3.7 million in fixed assets.

    The Company does not expect to purchase additional lasers during the next 12 to 18 months, however existing lasers may need to be upgraded. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

    As of December 31, 2002, the Company had employment contracts with 11 officers of TLC Vision or its subsidiaries to provide for base salaries, the potential to pay certain bonuses, medical benefits and severance payments. Nine officers have agreements providing for severance payments ranging from 12 to 24 months of base or total compensation under certain circumstances. Two officers have agreements providing for severance payments equal to 36 months of total compensation and future medical benefits (totaling about $2.0 million) at their option until November 2003, and 24-month agreements thereafter.

    As of December 31, 2002 the Company has commitments relating to operating leases for rental of office space and equipment and long-term marketing contracts, which require future minimum payments aggregating to approximately $34.7 million. Future minimum payments over the next five years and thereafter are as follows:

2003.........................................       $ 9,690
2004.........................................         8,824
2005.........................................         7,731
2006.........................................         3,651
2007.........................................         2,761
Thereafter...................................         2,025

    As of December 31, 2002 the Company had a commitment with a major laser manufacturer ending November 30, 2004 for the use of that manufacturer's lasers which require future minimum lease payments aggregating $5.1 million. Future minimum lease payments in aggregate and over the remaining two years are as follows:

2003..............................       $ 2,040
2004..............................         3,060

    One of the Company's subsidiaries, together with other investors, has jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee amount to approximately $2.1 million at December 31, 2002.

    In July 2001, two excimer laser manufacturers reported settling a class action antitrust case. In August 2002, LaserVision received approximately $8.0 million from their portion of the settlement which reduced other current assets and TLC Vision received approximately $7.1 million of which $6.8 million was recorded in other income and expense.

    On August 1, 2002, the Company acquired a 55% ownership interest in an ambulatory surgery center (ASC) in Mississippi for $7.6 million in cash. The Company also has a contingent obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash during each of the next four years. This ASC specializes in cataract surgery, and the acquisition was accounted for under the purchase method of accounting. Net assets acquired were $7.6 million, which included $7.4 million of goodwill and $0.2 million of other intangible assets.

    On July 25, 2002, the Company entered into a joint venture with Vascular Sciences for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of age-related macular degeneration. According to the terms of the agreement, the Company purchased $2.0 million in preferred stock in August 2002, which was subsequently recorded as research and development expense.

    The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for the next 12 to 18 months.

CASH PROVIDED BY OPERATING ACTIVITIES

    Net cash provided by operating activities was $8.8 million for the seven months ended December 31, 2002. The cash flows provided by operating activities during the seven months ended December 31, 2002 are primarily due to the reductions in net operating assets of $6.4 million as the net loss of $43.3 million in the period was offset by non-cash items including depreciation and amortization of $13.8 million, impairment of goodwill of $22.1 million, loss on sale of fixed assets of $1.8 million, the non-cash write off of investments and research and development arrangements of $4.1 million, and $2.2 million of non-cash write-offs related to restructuring charges. The reduction in net operating assets related to a $7.2 million decrease in prepaid expenses as the cash received from the LaserVision portion of the antitrust settlement was partially offset by higher prepaid insurance balances and a $3.8 million decrease in accounts receivable due primarily to lower procedure volume and timing differences related to collection of accounts receivable from professional corporations, offset by a $4.6 million decrease in accounts payable and accrued liabilities due to timing differences of paying certain obligations, lower business volume from May 31, 2002 and a settlement of disputed invoices with a major vendor.

CASH USED FOR INVESTING ACTIVITIES

    Net cash used for investing activities was $13.8 million for the seven months ended December 31, 2002. Cash used in investing during the seven-month period ended December 31, 2002 included $9.7 million for business acquisitions, $3.6 million for the acquisition of equipment and $2.0 million for an investment in a research and development arrangement, offset by $0.7 million from the sale of capital assets, $0.5 million from the sale of short-term investments, and $0.3 million from the sale of investments and subsidiaries.

CASH USED FOR FINANCING ACTIVITIES

    Net cash used for financing activities was $4.0 million for the seven months ended December 31, 2002. Net cash used for financing activities during the seven months ended December 31, 2002 was primarily utilized during the period for repayment of certain notes payable and capitalized lease obligations of $5.1 million, distribution to minority interests of $1.6 million, offset by restrictions removed from cash balances of $1.0 million, and proceeds from equipment lease financing of $1.8 million.

NEW ACCOUNTING PRONOUNCEMENTS

    For a discussion on recent pronouncements, see Note 1, "Summary of Significant Accounting Policies" in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this Report.

SUBSEQUENT EVENTS

    On March 3, 2003, Midwest Surgical Services, Inc. a subsidiary of TLC Vision, entered into a purchase agreement to acquire 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and 100,000 common shares of TLC Vision. The Company also agreed to make additional cash payments over a three-year period up to $1.9 million, if certain financial targets are achieved.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                           (Thousands of U.S. dollars
                            except per share amounts)

                                                     THREE MONTHS ENDED             THREE MONTHS ENDED
                                                          MARCH 31,                      JUNE 30,
                                                 --------------------------     --------------------------
                                                    2002            2001          2002(3)          2001
                                                 ----------      ----------     ----------      ----------

Revenues                                         $   36,942      $   49,099     $   42,657      $   38,361
Gross Margin                                         12,256          20,896         12,080          13,959

Income (loss) before cumulative effect of
  accounting change                                  (3,689)          4,254        (97,699)         (8,448)
Cumulative effect of accounting change                   --              --        (15,174)             --
Net income (loss)                                    (3,689)          4,254       (112,873)         (8,448)
Basic and diluted income (loss) per share
  before cumulative effect of accounting
  change                                              (0.10)           0.11          (1.82)          (0.22)
Basic and diluted income (loss) per share
  cumulative effect of accounting change                 --              --          (0.28)             --
Basic and diluted income (loss) per
  share                                               (0.10)           0.11          (2.10)          (0.22)

                                                    THREE MONTHS ENDED              THREE MONTHS ENDED
                                                       SEPTEMBER 30,                    DECEMBER 31,
                                                 --------------------------      --------------------------
                                                    2002            2001           2002(2)         2001(1)
                                                 ----------      ----------      ----------      ----------

Revenues                                         $   43,802      $   30,575      $   44,754      $   27,064
Gross Margin                                          9,307           8,159           6,151           3,998

Income (loss) before cumulative effect of
  accounting change
Cumulative effect of accounting change
Net income (loss)                                    (2,532)         (8,394)        (39,727)        (35,321)
Basic and diluted loss per share before
  cumulative effect of accounting change              (0.04)          (0.22)          (0.63)          (0.93)
Basic and diluted loss per share
  cumulative effect of accounting change                 --              --              --              --
Basic and diluted loss per common share               (0.04)          (0.22)          (0.63)          (0.93)

        (1) In the three months ended December 31, 2001, the selected financial data of the Company included:

            (a) a write down in the fair value of investments and long-term receivables of $26.1 million; and

            (b) a restructuring charge of $1.8 million.

        (2) In the three months ended December 31, 2002, the selected financial data of the Company included:

            (a) an impairment of intangibles charge of $22.1 million;

            (b) a write down in the fair value of investments and long-term receivables of $2.1 million; and

            (c) a restructuring charge of $3.6 million.

        (3) In the three months ended June 2002, the selected financial data of the Company included:

            (a) an impairment of intangibles charge of $81.7 million;

            (b) a write down in the fair value of investments and long-term receivables of $26.1 million;

            (c) a restructuring charge of $8.8 million; and

            (d) a reduction in the carrying value of fixed assets of $2.6 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These interest rate exposures primarily relate to having short-term investments earning short-term interest rates and to having fixed rate debt. The Company views its investment in foreign subsidiaries as long-term commitments, and does not hedge any translation exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of TLC Vision Corporation have been prepared by management in conformity with accounting principles generally accepted in the United States. The significant accounting policies have been set out in Note 1 to the financial statements. These statements are presented on the accrual basis of accounting. Accordingly, a precise determination of many assets and liabilities is dependent upon future events. Therefore, estimates and approximations have been made using careful judgment. Recognizing that the Company is responsible for both the integrity and objectivity of the financial statements, management is satisfied that these financial statements have been prepared within reasonable limits of materiality under United States generally accepted accounting principles.

    During the transitional period ended December 31, 2002, the Board of Directors had an Audit Committee consisting of four non-management directors. The committee met with management and the auditors to review any significant accounting, internal control and auditing matters, to review and finalize the annual financial statements of the Company along with the independent auditors' report prior to the submission of the financial statements to the Board of Directors for final approval.

    The financial information throughout the text of this annual report is consistent with the information presented in the financial statements.

    The Company's accounting procedures and related systems of internal control are designed to provide reasonable assurance that its assets are safeguarded and its financial records are reliable.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of TLC Vision Corporation

We have audited the consolidated balance sheets of TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) as of December 31, 2002, May 31, 2002, and May 31, 2001 and the consolidated statements of operations, cash flows, and stockholders' equity for the seven-month period ended December 31, 2002 and for each of the years in the three-year period ended May 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TLC Vision Corporation as of December 31, 2002, May 31, 2002, and May 31, 2001 and the results of its operations and its cash flows for the seven-month period ended December 31, 2002 and for each of the years in the three-year period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on June 1, 2001, the Company changed its method of accounting for goodwill.

St. Louis Missouri                                    /s/ ERNST & YOUNG LLP
March 25, 2003                                       ----------------------

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

                                                                 SEVEN-MONTH
                                                                 PERIOD ENDED                     YEAR ENDED MAY 31,
                                                                 DECEMBER 31,      ------------------------------------------------
                                                                     2002              2002              2001              2000
                                                                 ------------      ------------      ------------      ------------

Revenues:
     Refractive:
          Owned centers ....................................     $     29,834      $     50,252      $     78,470      $     97,608
          Managed centers ..................................           24,959            62,657            82,749            92,625
          Access fees ......................................           21,495             2,999                --                --
     Other healthcare services .............................           23,866            18,843            12,787            10,990
                                                                 ------------      ------------      ------------      ------------
Total revenues (Note 16) ...................................          100,154           134,751           174,006           201,223
                                                                 ------------      ------------      ------------      ------------

Cost of revenues:
     Refractive:
          Owned centers ....................................           27,001            38,877            55,226            68,439
          Managed centers ..................................           22,223            43,034            44,684            51,549
          Access fees ......................................           15,356             1,826                --                --
          Impairment of fixed assets (Note 10) .............               --             2,553                --                --
     Other healthcare services .............................           16,245            11,499            10,106             9,246
                                                                 ------------      ------------      ------------      ------------
Total cost of revenues .....................................           80,825            97,789           110,016           129,234
                                                                 ------------      ------------      ------------      ------------
     Gross margin ..........................................           19,329            36,962            63,990            71,989
                                                                 ------------      ------------      ------------      ------------
General and administrative .................................           24,567            36,382            44,464            44,341
Marketing ..................................................            8,321            15,296            25,600            24.202
Amortization of intangibles ................................            4,074            10,227            12,543             7,396
Impairment of goodwill and other intangible assets
   (Note 8 and 9) ..........................................           22,138            81,720                --                --
Research and development (Note 7) ..........................            2,000             2,000                --                --
Write-down in the fair value of investments and
   long-term receivables (Note 7) ..........................            2,095            26,082                --                --
Restructuring and other charges (Note 18) ..................            4,227             8,750            19,075                --
                                                                 ------------      ------------      ------------      ------------
                                                                       67,422           180,457           101,682            75,939
                                                                 ------------      ------------      ------------      ------------
Operating loss .............................................          (48,093)         (143,495)          (37,692)           (3,950)
Other income and (expense):
   Other income, net (Note 12) .............................            6,996                --                --                --
   Interest (expense) income and other .....................             (243)             (761)            2,543             4,492
   Minority interest .......................................           (1,152)             (635)             (385)           (3,006)
                                                                 ------------      ------------      ------------      ------------
Loss before income taxes and cumulative
   effect of accounting change .............................          (42,492)         (144,891)          (35,534)           (2,464)
Income tax expense (Note 14) ...............................             (851)           (1,784)           (2,239)           (3,454)
                                                                 ------------      ------------      ------------      ------------
Loss before cumulative effect of
   accounting change .......................................          (43,343)         (146,675)          (37,773)           (5,918)
Cumulative effect of accounting change (Note 2) ............               --           (15,174)               --                --
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................     $    (43,343)     $   (161,849)     $    (37,773)     $     (5,918)
                                                                 ============      ============      ============      ============

Loss before cumulative effect of accounting
   change per share  - basic and diluted ...................     $      (0.68)     $      (3.74)     $      (1.00)     $      (0.16)
Cumulative effect of accounting change per share -
   basic and diluted .......................................               --             (0.39)               --                --
                                                                 ------------      ------------      ------------      ------------
Net loss per share  - basic and diluted ....................     $      (0.68)     $      (4.13)     $      (1.00)     $      (0.16)
                                                                 ============      ============      ============      ============

Weighted-average number of common shares outstanding -
   basic and diluted .......................................           63,407            39,215            37,779            37,778
                                                                 ============      ============      ============      ============

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                                               MAY 31,
                                                                 DECEMBER 31,      ------------------------------
                                                                     2002              2002              2001
                                                                 ------------      ------------      ------------

ASSETS
Current assets:
     Cash and cash equivalents .............................     $     36,081      $     45,074      $     47,987
     Short-term investments ................................            1,557             2,113             6,063
     Accounts receivable (Note 6) ..........................           14,155            17,991             9,950
     Prepaid expenses and other current assets .............            9,820            17,006             4,501
                                                                 ------------      ------------      ------------
     Total current assets ..................................           61,613            82,184            68,501
Restricted cash (Notes 5) ..................................            3,975             4,988             1,619
Investments and other assets (Note 7) ......................            2,442             4,505            23,171
Goodwill (Note 8) ..........................................           40,697            53,192            32,752
Other intangible assets  (Note 9) ..........................           29,326            32,513            60,050
Fixed assets (Note 10) .....................................           58,003            68,133            52,345
                                                                 ------------      ------------      ------------
Total assets ...............................................     $    196,056      $    245,515      $    238,438
                                                                 ============      ============      ============

LIABILITIES
Current liabilities:
     Accounts payable ......................................     $     13,857      $     17,625      $      3,849
     Accrued liabilities ...................................           28,911            31,748            15,517
     Current portion of long-term debt (Note 11) ...........            6,322             9,433             6,769
                                                                 ------------      ------------      ------------
     Total current liabilities .............................           49,090            58,806            26,135
Other long-term liabilities ................................            9,630             7,401             6,146
Long-term debt, less current maturities (Note 11) ..........           15,760            14,643             8,313
Minority interests .........................................            9,748             9,651            10,738

STOCKHOLDERS' EQUITY
Common stock, no par value; unlimited number authorized ....          388,769           387,701           276,277
Option and warrant equity ..................................           11,035            11,755               532
Treasury stock .............................................           (2,623)           (2,432)               --
Accumulated deficit ........................................         (285,353)         (242,010)          (80,161)
Accumulated other comprehensive loss .......................               --                --            (9,542)
                                                                 ------------      ------------      ------------
Total stockholders' equity .................................          111,828           155,014           187,106
                                                                 ------------      ------------      ------------
Total liabilities and stockholders' equity .................     $    196,056      $    245,515      $    238,438
                                                                 ============      ============      ============

See notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ ELIAS VAMVAKAS                               /s/ WARREN S. RUSTAND
-------------------------------                  ------------------------------
Elias Vamvakas, Director                         Warren S. Rustand, Director

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                     SEVEN-MONTH
                                                                     PERIOD ENDED                  YEAR ENDED MAY 31,
                                                                     DECEMBER 31,      ------------------------------------------
                                                                         2002               2002            2001            2000
                                                                     ------------      ----------      ----------      ----------
OPERATING ACTIVITIES
Net loss .......................................................     $    (43,343)     $ (161,849)     $  (37,773)     $   (5,918)
Adjustment to reconcile net loss to net cash provided by
(used in) operating activities:
     Depreciation and amortization .............................           13,862          21,352          27,593          21,688
     Cumulative effect of accounting change ....................               --          15,174              --              --
     Impairment of goodwill and other intangibles assets .......           22,138          81,720              --             489
     Loss on sale of fixed assets ..............................            1,770           1,136           1,946           1,099
     Write-off of investment in research and
       development arrangement .................................            2,000           2,000              --              --
     Deferred income taxes .....................................               --              --              --           1,320
     Impairment of fixed assets and write down of investments ..            2,095          28,635              --              --
     Non-cash restructuring and other costs ....................            2,266           2,503          14,395              --
     Compensation expense ......................................              445             866              --              --
     Minority interest and other ...............................            1,152             107             677           3,786
     CHANGES IN OPERATING ASSETS AND LIABILITIES
          Accounts receivable ..................................            3,836           1,592           5,232             (15)
          Prepaid expenses and current other assets ............            7,168             417           1,891           1,047
          Accounts payable and accrued liabilities .............           (4,574)          6,321           1,042            (465)
                                                                     ------------      ----------      ----------      ----------
Cash provided by (used in) operating activities ................            8,815             (26)         15,003          23,031
                                                                     ------------      ----------      ----------      ----------
INVESTING ACTIVITIES
Restricted cash movement .......................................               --          (3,000)             --              --
Purchase of fixed assets .......................................           (3,668)         (2,297)        (10,656)        (26,153)
Proceeds from sale of fixed assets .............................              751              89           2,491             185
Proceeds from the sale of investments and subsidiaries .........              259             777           1,117             227
Investment in research and development arrangement .............           (2,000)         (2,000)             --              --
Acquisitions and investments ...................................           (9,695)         (5,424)        (17,345)        (56,496)
Cash acquired in Laser Vision Centers, Inc. acquisition ........               --           7,319              --              --
Short-term investments .........................................              556           6,058          (6,063)         26,212
Other ..........................................................              (32)             56             (68)            (24)
                                                                     ------------      ----------      ----------      ----------
Cash (used in) provided by investing activities ................          (13,829)          1,578         (30,524)        (56,049)
                                                                     ------------      ----------      ----------      ----------
FINANCING ACTIVITIES
Restricted cash movement .......................................            1,013            (369)            103               8
Proceeds from debt financing ...................................            1,750           5,788             226             826
Principal payments of  debt financing and capital leases .......           (5,140)         (7,098)         (7,097)         (7,698)
Payments of accrued purchase obligations .......................               --              --          (3,620)             --
Contributions from minority interest ...........................               --              --              --           2,365
Distributions to minority interests ............................           (1,532)         (3,092)         (4,865)         (1,569)
Purchase of treasury stock .....................................             (191)             --            (481)        (10,365)
Proceeds from issuance of common stock .........................              121             306             711           2,384
                                                                     ------------      ----------      ----------      ----------
Cash used in financing activities ..............................           (3,979)         (4,465)        (15,023)        (14,049)
                                                                     ------------      ----------      ----------      ----------
Net decrease in cash and cash equivalents during the period ....           (8,993)         (2,913)        (30,544)        (47,067)
Cash and cash equivalents, beginning of period .................           45,074          47,987          78,531         125,598
                                                                     ------------      ----------      ----------      ----------
Cash and cash equivalents, end of period .......................     $     36,081      $   45,074      $   47,987      $   78,531
                                                                     ============      ==========      ==========      ==========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                  COMMON STOCK                                TREASURY STOCK
                                            --------------------------                  --------------------------
                                                                            OPTION
                                                                              AND
                                                                            WARRANT
                                              SHARES         AMOUNT         EQUITY        SHARES         AMOUNT
                                            -----------    -----------    -----------   -----------    -----------

Balance, May 31, 1999 ...................        37,362    $   269,454    $        --            --    $        --
Warrants issued .........................                                         532
Shares issued for acquisition ...........           302            728
Value determined for shares
     issued contingent on meeting
     earnings criteria ..................            --          1,397
Shares purchased for cancellation .......          (710)        (5,162)
Exercise of stock options ...............            87          1,314
Shares issued as remuneration ...........            44            387
Shares issued as part of the
     employee share purchase plan .......            65          1,696
Reversal of IPO costs, over accrual .....            --            139
Comprehensive loss
     Net loss ...........................
     Other comprehensive loss
     Unrealized gains/losses on
        available for-sale securities ...
Total comprehensive loss ................
                                            -----------    -----------    -----------   -----------    -----------
Balance May 31, 2000 ....................        37,150        269,953            532            --             --
                                            -----------    -----------    -----------   -----------    -----------
Shares issued for acquisition ...........           832          6,059
Shares purchased for cancellation .......          (108)          (481)
Exercise of stock options ...............            40            125
Shares issued as remuneration ...........             5             35
Shares issued as part of the
     employee share purchase plan .......           112            586
Comprehensive loss
     Net loss ...........................
     Unrealized gains/losses on
       available for-sale securities ....
Total comprehensive loss ................

Balance May 31, 2001 ....................        38,031        276,277            532            --             --
Shares issued on acquisition of
     LaserVision ........................        26,617        111,058
Value determined for shares
     issued contingent on meeting
     earnings criteria ..................                           60
Options issued on acquisition ...........                                      11,001
Treasury stock arising from
     acquisition ........................                                                      (583)        (2,432)
Exercise of stock options ...............            10             26
Options issued on termination ...........                                         222
Shares issued as part of the
     employee share purchase plan .......            85            280
Comprehensive loss
     Net loss ...........................
     Unrealized gains/losses on
       available for-sale securities ....
Total comprehensive loss ................
                                            -----------    -----------    -----------   -----------    -----------
Balance May 31, 2002 ....................        64,743        387,701         11,755          (583)        (2,432)
Purchase of  treasury stock .............                                                      (196)          (191)
Shares issued as part of the
     employee share purchase plan .......            46            111
Exercise of stock options ...............             5             10
Options expired .........................                          720           (720)
Dilution gain on stock of subsidiary ....                          227
Net loss and comprehensive loss .........            --             --             --            --             --
                                            -----------    -----------    -----------   -----------    -----------
Balance December 31, 2002 ...............        64,794    $   388,769    $    11,035          (779)   $    (2,623)
                                            ===========    ===========    ===========   ===========    ===========



                                                              OTHER
                                                           ACCUMULATED
                                             ACCUMULATED  COMPREHENSIVE
                                               DEFICIT     INCOME (LOSS)     TOTAL
                                             -----------  --------------  -----------

Balance, May 31, 1999 ...................    $   (31,267)  $      5,936   $   244,123
Warrants issued .........................                                         532
Shares issued for acquisition ...........                                         728
Value determined for shares
     issued contingent on meeting
     earnings criteria ..................                                       1,397
Shares purchased for cancellation .......         (5,203)                     (10,365)
Exercise of stock options ...............                                       1,314
Shares issued as remuneration ...........                                         387
Shares issued as part of the
     employee share purchase plan .......                                       1,696
Reversal of IPO costs, over accrual .....                                         139
Comprehensive loss
     Net loss ...........................         (5,918)                      (5,918)
     Other comprehensive loss
     Unrealized gains/losses on
       available for-sale securities ....                       (10,387)      (10,387)
                                                                          -----------
Total comprehensive loss ................                                     (16,305)
                                             -----------    -----------   -----------
Balance May 31, 2000 ....................        (42,388)        (4,451)      223,646
                                             -----------    -----------   -----------
Shares issued for acquisition ...........                                       6,059
Shares purchased for cancellation .......                                        (481)
Exercise of stock options ...............                                         125
Shares issued as remuneration ...........                                          35
Shares issued as part of the
     employee share purchase plan .......                                         586
Comprehensive loss
     Net loss ...........................        (37,773)                     (37,773)
     Unrealized gains/losses on
       available for-sale securities ....                        (5,091)       (5,091)
                                                                          -----------
Total comprehensive loss ................                                     (42,864)
                                             -----------    -----------   -----------
Balance May 31, 2001 ....................        (80,161)        (9,542)      187,106
Shares issued on acquisition of
     LaserVision ........................                                     111,058
Value determined for shares
     issued contingent on meeting
     earnings criteria ..................                                          60
Options issued on acquisition ...........                                      11,001
Treasury stock arising from
     acquisition ........................                                      (2,432)
Exercise of stock options ...............                                          26
Options issued on termination ...........                                         222
Shares issued as part of the
     employee share purchase plan .......                                         280
Comprehensive income
     Net loss ...........................       (161,849)                    (161,849)
     Unrealized gains/losses on
       available for-sale securities ....                         9,542         9,542
                                                                          -----------
Total comprehensive loss ................                                    (152,307)
                                             -----------    -----------   -----------
Balance May 31, 2002 ....................       (242,010)            --       155,014
Purchase of  treasury stock .............                                        (191)
Shares issued as part of the
     employee share purchase plan .......                                         111
Exercise of stock options ...............                                          10
Options expired .........................                                          --
Dilution gain on stock of subsidiary ....                                         227
Net loss and comprehensive loss .........        (43,343)            --       (43,343)
                                             -----------    -----------   -----------
Balance December 31, 2002 ...............    $  (285,353)   $        --   $   111,828
                                             ===========    ===========   ===========

    See notes to consolidated financial statements.

TLC VISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)

1. NATURE OF OPERATIONS

TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) and its subsidiaries (collectively "TLC Vision" or the "Company") is a diversified healthcare service company focused on working with physicians to provide high quality patient care primarily in the eye care segment. The Company's core business revolves around refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. The Company also furnishes independent surgeons with mobile or fixed site access to cataract surgery equipment and services through its Midwest Surgical Services, Inc. ("MSS") subsidiary. In addition, the Company owns a 51% majority interest in Vision Source, which provides optometric franchise opportunities to independent optometrists. Through its OR Partners and Aspen Healthcare divisions, TLC Vision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. In 2002, the Company formed a joint venture with Vascular Science to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease, known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

In 2002, the Company changed its fiscal year end from May 31 to December 31. References in the consolidated financial statements and notes to the consolidated financial statements to "transitional period 2002" shall mean the seven-month period ended December 31, 2002, "fiscal 2002" shall mean the 12 months ended on May 31, 2002, "fiscal 2001" shall mean the 12 months ended May 31, 2001, and "fiscal 2000" shall mean the 12 months ended May 31, 2000. And


On May 15, 2002, the Company merged with Laser Vision Centers, Inc. ("LaserVision"), and the results of LaserVision's operations have been included in the consolidated financial statements since that date. LaserVision provides access to excimer lasers, microkeratomes, other equipment and value added support services to eye surgeons for laser vision correction and the treatment of cataracts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not have an ownership interest in, nor does it exercise control over, the physician practices under its management. Accordingly, the Company does not consolidate physician practices.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid short-term investments with original maturities of 90 days or less.

Short-Term Investments

Short-term investments, which consist of corporate bonds and a bank certificate of deposit, are classified as held-to-maturity securities and carried at amortized cost.

Investments

The Company has certain investments in equity securities. Investments are accounted for using the equity method if the Company has significant influence, but not control, over an investee. All other equity investments, in which the Company does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments that do not have a quoted market price (non-marketable equity securities) are carried at cost and are adjusted only for other than temporary declines in fair value and additional investment activity. For investments in public companies (marketable equity securities), the Company classifies its investments as available-for-sale and, accordingly, records these investments at fair value with unrealized gain and losses included in accumulated other comprehensive loss, unless a decline in fair value is determined to be other than temporary in which case the unrealized loss is recognized in earnings.

Fixed Assets

Fixed assets are recorded at cost or the initial present value of future minimum lease payments for assets under capital lease. Major renewals or betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided at rates intended to amortize the assets over their productive lives as follows:

              Buildings                            - straight-line over 40 years
              Computer equipment and software      - straight-line over three years
              Furniture, fixtures and equipment    - 25% declining balance
              Laser equipment                      - 25% declining balance
              Leasehold improvements               - straight-line over the initial term of the lease
              Medical equipment                    - 25% declining balance
              Vehicles and other                   - 25% declining balance

The Company's MSS subsidiary records depreciation on its equipment and vehicles (with a net book value of $5.9 million at December 31, 2002) on a straight-line basis over the estimated useful lives (three to ten years) of the equipment.

On June 1, 2002, the Company changed its depreciation policy for furniture, fixtures and equipment, laser equipment and medical equipment to 25% declining balance from 20% declining balance. The Company believes this method better reflects the depreciation over the productive life of the asset. As this is a change in an accounting estimate it will be reflected prospectively in the Company's financial statements. This change increased the net loss by approximately $1.0 million in the transitional period.

Goodwill

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment at least annually and more frequently if circumstances indicate possible impairment. In conjunction with its change in year-end, the Company changed its annual impairment test date from May 31 to November 30.

Other Intangible Assets

Other intangible assets consist primarily of practice management agreements ("PMAs") and deferred contract rights. PMAs represent the cost of obtaining the exclusive right to manage eye care centers and secondary care centers in affiliation with the related physician group during the term of the respective agreements. Deferred contract rights represent the value of contracts with affiliated doctors to provide basic access and service. PMAs and deferred contract rights are amortized using the straight-line method over the term of the related contract.

Long-Lived Assets

Effective June 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, the Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset group may not be recoverable. The adoption had no material impact on the Company's financial statements.

Revenue Recognition

The Company recognizes refractive revenues when the procedure is performed. Revenue from owned laser centers represents the amount charged to patients for a laser vision correction procedure, net of discounts, contractual adjustments in certain regions and amounts collected as an agent of co-managing doctors. Revenue from access services represents the amount charged to the customer/surgeon for access to equipment and technical support based on use.

Revenue from managed laser centers represents management fees for services provided under management services agreements with professional corporations ("PCs") that provide laser vision correction procedures. The PCs are responsible for billing the patient directly. Under the terms of the management service agreements, the Company provides facilities, equipment, technical support and management, marketing and administrative services to the PCs in return for a per procedure management fee. Although TLC Vision is entitled to receive the full per procedure management fee, the Company has made it a business practice to reduce the management fee for a portion of any discount or contractual allowance related to the underlying procedure. Net revenue is recognized when the PC performs the procedure.

Contractual adjustments arise due to the terms of reimbursement and managed care contracts in certain regions. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized as a reduction of revenue in the period services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period final settlements are determined.

Approximately 24% of the Company's net revenue is from the Company's other healthcare services and includes cataract equipment access and service fees on a per procedure basis, management fees from cataract and secondary care practices and network marketing and management services and fees for professional healthcare facility management. Revenues from other healthcare services are recognized as the service is rendered or procedure performed.

Cost of Revenues

Included in cost of revenues are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs, facility fees as well as center costs associated with personnel, facilities amortization and impairment of center assets.

In Company-owned centers, the Company is responsible for engaging and paying the surgeons who provide laser vision correction services, and such amounts also are reported as a cost of revenue.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes at the applicable enacted statutory tax rates. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded $0.4 million and $0.8 million of compensation expense during the transitional period 2002 and fiscal 2002, respectively. The following table illustrates the pro forma net loss and net loss per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                                       SEVEN-MONTH                      YEAR ENDED MAY 31,
                                                       PERIOD ENDED      ------------------------------------------------
                                                     DECEMBER 31, 2002       2002              2001              2000
                                                     -----------------   ------------      ------------      ------------

Net loss, as reported ............................       $    (43,343)   $   (161,849)     $    (37,773)     $     (5,918)
Adjustments for SFAS No. 123 .....................               (628)         (1,564)           (1,847)           (2,806)
                                                         ------------    ------------      ------------      ------------

Pro forma net loss ...............................       $    (43,971)   $   (163,413)     $    (39,620)     $     (8,724)
                                                         ============    ============      ============      ============

Pro forma loss per share - basic and diluted .....       $      (0.69)   $      (4.17)     $      (1.05)     $      (0.23)
                                                         ============    ============      ============      ============

Foreign Currency Exchange

The unit of measure of the Company is the U.S. dollar. The assets and liabilities of the Company's Canadian operations are maintained in Canadian dollars and translated into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses included in net loss are not material in any period presented.

Net Loss Per Share

The net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The calculations exclude the dilutive effect of stock options and warrants since their inclusion in such calculation is antidilutive. Average shares outstanding during the transitional period were reduced by 712,500 shares to exclude the weighted-average effect of outstanding shares in escrow related to a previous LaserVision acquisition.

Contingent Consideration

When the Company enters into agreements that provide for contingent consideration based on the certain predefined targets being met, an analysis is made to determine whether the contingent consideration will be reflected as an additional purchase price obligation or deemed to be compensation expense. The accounting treatment if the consideration is deemed to be an additional purchase price payment is to increase the value assigned to PMAs and deferred contract rights and amortize this additional amount over the remaining period of the relevant agreement. Where the contingent consideration is deemed to be compensation, the expense is reflected as an operating expense in the periods that the service is rendered.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in income in the period in which they become known.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the transitional period.

Recent Pronouncements

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 required recognition of a liability when an entity committed to an exit plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

3. CHANGE IN FISCAL YEAR-END

The Company changed its fiscal year-end from May 31 to December 31 effective June 1, 2002. Accordingly, the accompanying financial statements include the results of operation and cash flows for the seven-month period ended December 31, 2002, the transitional period. The following unaudited financial information for the seven-month period ended December 31, 2001 is presented for comparative purposes only:


                                                                          SEVEN-MONTH PERIOD ENDED
                                                                       ------------------------------
                                                                       DECEMBER 31,      DECEMBER 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                                          (UNAUDITED)
Revenues:
     Refractive:
          Owned centers ..........................................     $     29,834      $     26,669
          Managed centers ........................................           24,959            34,636
          Access fees ............................................           21,495                --
     Other healthcare services ...................................           23,866             8,995
                                                                       ------------      ------------
Total revenues ...................................................          100,154            70,300
                                                                       ------------      ------------

Cost of revenues:
       Refractive:
            Owned centers ........................................           27,001            22,213
            Management, facility and access fees .................           22,223            25,396
            Access fees ..........................................           15,356                --
            Impairment of fixed assets ...........................               --             1,066
       Other healthcare services .................................           16,245             4,776
                                                                       ------------      ------------
Total cost of revenues ...........................................           80,825            53,451
                                                                       ------------      ------------
      Gross margin ...............................................           19,329            16,849
                                                                       ------------      ------------
General and administrative .......................................           24,567            22,791
Marketing ........................................................            8,321             9,215
Amortization of other intangibles ................................            4,074             5,950
Impairment of goodwill and other intangible assets ...............           22,138                --
Research and development .........................................            2,000                --
Write-down in the fair value of investments and long-term
   receivables ...................................................            2,095            21,079

Restructuring and other charges ..................................            4,227             1,759
                                                                       ------------      ------------
                                                                             67,422            60,794
                                                                       ------------      ------------
Operating loss ...................................................          (48,093)          (43,945)
Other income and (expense):
  Other income, net ..............................................            6,996                --
  Interest expense ...............................................             (243)             (252)
  Minority interest ..............................................           (1,152)             (586)
                                                                       ------------      ------------
Loss before income taxes .........................................          (42,492)          (44,783)
Income tax expense ...............................................             (851)             (504)
                                                                       ------------      ------------
Net loss .........................................................     $    (43,343)     $    (45,287)
                                                                       ============      ============

Net loss per share - basic and diluted ...........................     $      (0.68)     $      (1.19)
                                                                       ============      ============
Weighted-average number of common shares outstanding - basic
  and diluted (in thousands)- ....................................           63,407            38,064
                                                                       ============      ============

4. ACQUISITIONS

On August 1, 2002, the Company acquired for $7.6 million in cash a 55% ownership interest in an ambulatory surgery center (ASC) in Mississippi which specializes in cataract surgery. The Company also has a contingent obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash during each of the next four years. Net assets acquired were $7.6 million, which included $7.4 million of goodwill and $0.2 million of other intangible assets. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

Laser Vision Centers, Inc.

On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement") with LaserVision. On May 15, 2002, stockholder and regulatory approvals had been obtained, and the Company completed the acquisition of 100% of the outstanding common shares of LaserVision. The merger was effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each issued and outstanding share of LaserVision common stock, which resulted in the issuance of
26.6 million common shares of the Company's common stock. The stock consideration was valued using the average trading price of a TLC Vision share for the two days prior and subsequent to the announcement date. In addition, the Company assumed all the options and warrants to acquire stock of LaserVision outstanding at May 15, 2002 and exchanged them for approximately 8.0 million options to purchase common shares of the Company.

The results of operations of LaserVision have been included in the consolidated statement of operations of the Company after May 15, 2002. The total purchase price of the acquisition was $130.6 million consisting of $108.6 million of TLC Vision shares issued to LaserVision shareholders; $9.8 million of costs incurred related to the merger; $1.2 million in LaserVision shares (575,000 shares) already owned by TLC Vision; and $11.0 million representing the fair value of TLC Vision options to purchase common shares in exchange for all the outstanding LaserVision options and warrants as of the effective date of the acquisition. The purchase price allocation resulted in $87.2 million of acquired goodwill, of which $65.8 million was assigned to the refractive segment and $21.4 million was assigned to the cataract surgery segment. The entire $87.2 million of goodwill is not deductible for tax purposes.

In July 2001, two excimer laser manufacturers reported settling class action antitrust cases. In August 2002, LaserVision received approximately $8.0 million in cash from the settlement. The Company included the LaserVision settlement, net of $0.2 million paid to the minority interests in the former LaserVision subsidiaries, in the purchase price allocation as an other asset.

The Company finalized the allocation of the purchase price on December 31, 2002 as follows:

         Current assets (includes cash of $7,319).......................................                 $    33,061
         Fixed assets ..................................................................                      30,697
         Other non-current assets.......................................................                         462
         Intangible assets subject to amortization
                  Deferred contract rights (6.2-year weighted average useful life)......         13,658
                  Trade name and service marks (20-year weighted average useful life)...            400       14,058
                                                                                               --------
         Goodwill
                  Refractive............................................................         65,770
                  Other.................................................................         21,440       87,210
                                                                                               --------  -----------
         Total assets acquired..........................................................                     165,488
         Current liabilities............................................................                      29,311
         Long-term debt.................................................................                       2,916
         Capitalized lease obligation...................................................                       1,603
         Minority interest..............................................................                       1,008
                                                                                                         -----------
         Total liabilities assumed......................................................                      34,838
                                                                                                         -----------
         Net assets acquired............................................................                 $   130,650
                                                                                                         ===========

If the merger agreement with LaserVision had been completed on June 1, 2000, the unaudited pro forma effects on the consolidated statements of operations for the years ended May 31, 2002 and 2001, would have been to increase revenues by $99.7 million and $122.7 million, respectively, and to increase the net loss for the year, before and after the cumulative effect of an accounting change, by $27.9 million and decrease the net loss of $3.8 million, respectively. As a result, the impact of the above changes to net loss, combined with the dilutive effect by the increased number of shares, the loss per share for the years ended May 31, 2002 and 2001, would have been reduced by $1.02 and $0.45 per share, respectively.

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

On August 21, 2000, the Company purchased 100% of the membership interests in Eye Care Management Associates, LLC ("Eye Care Mgmt. Assoc., LLC") in exchange for $4.0 million in cash, 295,165 common shares of the Company with a value of $1.9 million and amounts contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to the Membership Purchase Agreement. Contingent amounts have been deemed to be compensation of the physicians associated with Eye Care Mgmt. Assoc., LLC. In fiscal 2001 and 2002, no expense for contingent amounts has been reflected as the applicable predetermined targets had not been achieved.

During fiscal 2001, an additional 536,764 common shares of the Company, valued at $4.2 million, were issued to the sellers of The Vision Source, Inc. to reflect the final payment of contingent consideration which was determined to be payable during fiscal 2000 and which had been accrued for at May 31, 2000.

On March 2, 2001, the Company acquired certain assets and liabilities of a Maryland Professional Corporation ("Maryland PC") for $10.0 million in cash and notes payable of a further $10.0 million to be paid in four equal installments of $2.5 million on the first four anniversary dates of the transaction. These notes payable do not carry an interest rate and as such have been discounted at a rate of 9% with the resulting $8.1 million being reported as long-term debt for financial reporting purposes. The first installment was paid in 2002.

The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                                                 EYE CARE
                                                  MARYLAND        MGMT.
                                                     PC         ASSOC., LLC      OTHER            TOTAL
                                                 ----------     -----------    ----------      ----------

Current assets .............................     $       50     $       --     $      501      $      551
Fixed assets ...............................            150             --             --             150
Goodwill ...................................             --             --             77              77
Practice management agreements .............         18,149          5,964          1,440          25,553
Minority interest ..........................             --             --         (1,314)         (1,314)
                                                 ----------     ----------     ----------      ----------
                                                 $   18,349     $    5,964     $      704      $   25,017
                                                 ==========     ==========     ==========      ==========
Funded by:
Issuance of common shares ..................     $       --     $    1,860     $       --      $    1,860
Contribution of cash .......................         10,000          4,000            587          14,587
Notes payable ..............................          8,099             --             --           8,099
Acquisition costs ..........................            250            104            117             471
                                                 ----------     ----------     ----------      ----------
                                                 $   18,349     $    5,964     $      704      $   25,017
                                                 ==========     ==========     ==========      ==========

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

On July 8, 1999, the Company acquired 50.1% of the operating assets and liabilities of Laser Eye Care of California, LLC with an investment of $11.2 million in cash and certain operating assets and liabilities of the Company's two California eye care centers. Additional amounts were payable contingent upon achieving certain levels of profit. At December 31, 1999, at the completion of the earn-out period, the required levels of profit were met, and an additional payment of $6.0 million was made to complete the transaction.

On August 18, 1999, the Company acquired the laser vision correction assets of Laser Vision Consultants of Albany, P.L.L.C. in exchange for $1.0 million cash and 30,000 common shares with a value of $0.7 million.

On December 17, 1999, eyeVantage.com, Inc., acquired the operating assets and liabilities of Eye Care Consultants, Inc. in exchange for $0.7 million in cash, the assumption of $0.3 million of liabilities and a commitment to issue shares with a value of $3.0 million in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. The value of $3.0 million of shares was converted to non-interest-bearing payable as a result of the public offering not being completed within the guidelines set by the acquisition agreement.

On December 31, 1999, the earn-out period relating to the 1997 acquisition of 100% of The Vision Source, Inc. was completed, and 210,902 shares of the Company with a value of $1.4 million as determined by the acquisition agreement were released from escrow to the sellers of The Vision Source, Inc.

On January 11, 2000, eyeVantage.com, Inc., an 83% subsidiary of the Company, acquired the operating assets and liabilities of Optical Options, Inc. in exchange for shares with a value of $6.0 million in eyeVantage.com, Inc. in the course of a public offering of eyeVantage.com, Inc. shares. Since the public offering was not completed within the guidelines set by the acquisition agreement, the Company was required to issue two notes payable to the sellers for $3.0 million each. During 2001, these amounts were renegotiated.

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

The total consideration on acquisitions was allocated to net assets acquired on the basis of their fair values as follows:

                                                  LASER EYE
                                                   CARE OF         NEW YORK
                                                 CALIFORNIA        PRACTICE          OTHER            TOTAL
                                                 -----------      -----------     -----------      -----------
Current assets (including cash of $1,137) ..     $       153      $        --     $     1,102      $     1,255
Fixed assets ...............................             284               --             564              848
Assets under lease .........................           1,807               --              --            1,807
Goodwill ...................................              --               --          15,588           15,588
Practice management agreements .............          16,852           12,006           7,802           36,660
Current liabilities ........................            (146)              --            (913)          (1,059)
Long-term debt .............................              --               --            (280)            (280)
Obligations under capital leases ...........          (1,607)              --              --           (1,607)
Non-controlling interest ...................            (868)              --          (1,078)          (1,946)
                                                 -----------      -----------     -----------      -----------
                                                 $    16,475      $    12,006     $    22,785      $    51,266
                                                 ===========      ===========     ===========      ===========
Funded by:
Issuance of common shares ..................     $        --      $        --     $     2,125      $     2,125
Contribution of cash .......................          16,000           11,860           7,445           35,305
Notes payable ..............................              --               --           9,000            9,000
Common shares to be issued .................              --               --           4,056            4,056
Acquisition costs ..........................             475              146             159              780
                                                 -----------      -----------     -----------      -----------
                                                 $    16,475      $    12,006     $    22,785      $    51,266
                                                 ===========      ===========     ===========      ===========

5. RESTRICTED CASH

The Company has a banking facility of approximately $3.9 million available for posting letters of guarantee, under terms whereby the Company must maintain a similar minimum amount in its bank account as a collateral deposit. As of December 31, 2002, $3.4 million of this facility has been utilized. The Company has $4.0 million, $5.0 million and $1.6 million of restricted cash as of December 31, 2002, May 31, 2002 and May 31, 2001, respectively.

6. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following:

                                                                 DECEMBER 31,        MAY 31,          MAY 31,
                                                                     2002             2002             2001
                                                                 ------------     ------------     ------------
Refractive
     Due from physician-owned companies and  physicians ....     $      8,186     $     11,535     $      5,225
     Due from patients and third parties ...................              952              197              557
Non-refractive .............................................            4,884            5,540            2,230
Other ......................................................              133              719            1,938
                                                                 ------------     ------------     ------------
                                                                 $     14,155     $     17,991     $      9,950
                                                                 ============     ============     ============

Non-refractive accounts receivable primarily represent amounts due from a professional corporation for secondary care management services, amounts due from healthcare facilities for professional healthcare facility management fees and outstanding fees for network marketing and management services.

Other accounts receivable include interest receivable, technical fees receivable, and other receivables not directly applicable to the provision of laser vision correction services at TLC Vision owned or managed centers.

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which include the regular review of credit limits. As of December 31, 2002, the Company had recorded an allowance for doubtful accounts of $2.4 million (May 31, 2002 - $2.5 million, May 31, 2001 - $1.1 million). The Company does not have a significant exposure to any individual customer, except for amounts due from those refractive and secondary eye practices, which it manages and which are collateralized by the practice's patient receivables.

7. INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:

                                              DECEMBER 31,       MAY 31,          MAY 31,
                                                  2002             2002             2001
                                              ------------     ------------     ------------
Equity method investments ...............     $        730     $        560     $        334
Marketable equity securities ............              555              608           13,965
Non-marketable equity securities ........              534            2,629            3,500
Long-term receivables and other .........              623              708            5,372
                                              ------------     ------------     ------------
                                              $      2,442     $      4,505     $     23,171
                                              ============     ============     ============

At May 31, 2001, the carrying value of the Company's marketable equity securities was reduced by $9.5 million reflecting the reduced fair value of these investments. The unrealized loss on these investments was included in accumulated other comprehensive income (loss). During fiscal 2002, the fair value of these investments declined an additional $12.4 million. The Company determined that the decline in fair value was other than temporary and as a result recorded a charge to income of $21.9 million. Included in the $21.9 million write-down of marketable equity securities was $1.8 million related to the Company's investment in LaserVision's common shares prior to the merger. The carrying value of these shares of $1.2 million on May 15, 2002 was included as a component of the cost of the acquisition.

During fiscal 2002, the Company determined that the decline in its non-marketable equity securities was other than temporary and recorded a charge of $0.9 million to reduce the investments to fair value. The Company estimates fair value of non-marketable equity securities using available market and financial information including recent stock transactions. During the transitional period 2002, these investments were written down an additional $2.1 million due to additional other than temporary declines in fair value.

Long-term receivables and other include notes from and advances to service providers and other companies and deposits. During fiscal 2002, the Company recorded a $2.0 million reserve against a $2.3 million long-term receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. The remaining balance of $0.3 million reflects the approximate amount due over the next 12 months. The Company does not provide management services to this entity.

During fiscal 2002, the Company recorded a reserve of $0.3 million for amounts due from investees and unrelated doctors groups. These receivables are past due. These amounts bear interest at rates ranging from prime to 8.75%.

During fiscal 2000, the Company advanced $1.0 million to a refractive care service provider, in which one of the Company's minority interest partners is a significant shareholder, in exchange for a convertible subordinated term note bearing interest at the current LIBOR rate and maturing on July 1, 2002. The note is convertible into 37,500 membership units, which represents approximately 38% of the company. The Company does not provide management services to this entity. The Company determined that the ability of this refractive service provider to repay the note was in doubt and therefore recorded a provision during fiscal 2002 for the full amount of the note of $1.0 million. During the transitional period, the Company initiated litigation in an effort to receive payment.

The Company entered into an agreement with Vascular Sciences Corporation ("Vascular Sciences") for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of age-related macular degeneration. According to the terms of the agreement, the Company purchased $3.0 million in preferred stock and has the obligation to purchase an additional $7.0 million in preferred stock in Vascular Sciences if Vascular Sciences attains certain milestones in the development and commercialization of the product. If Vascular Science fails to achieve a milestone, TLC Vision shall have no further obligations to purchase additional shares. The consideration for the purchase of the $3.0 million in preferred shares included the conversion of a $1 million promissory note owed to TLC Vision by Vascular Sciences which was issued in April 2002. Since the technology is in the development stage and has not received Food and Drug Administration
(FDA) approval, the Company will account for this investment as a research and development arrangement whereby cost will be expensed as amounts are expended by Vascular Sciences. If commercialization of the product occurrs or FDA approval is obtained, the Company will reevaluate the accounting treatment of the investment. The first $1.0 million of the investment was expensed during the fiscal year ended May 31, 2002, and the remaining $2.0 million of the investment has been expensed as research and development expense during the transitional period ended December 31, 2002.

In fiscal 2002, the Company advanced $1.0 million to Tracey Technologies, LLC to support the development of laser scanning technology. This advance will be used to further develop this technology and accordingly was accounted for as research and development costs and was expensed in fiscal 2002.

8. GOODWILL

Effective June 1, 2001, the Company early adopted SFAS No. 142, "Goodwill and Intangible Assets." Under SFAS No. 142, goodwill and intangible assets of indefinite life are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it has no intangible assets of indefinite life.

The Company's net goodwill amount by reported segment is as follows:

                                                                 REFRACTIVE       CATARACT         OTHER           TOTAL
                                                                 ----------      ----------      ----------      ----------

     Goodwill, June 1, 2000 ................................     $   25,945      $       --      $   19,366      $   45,311
     Goodwill acquired during the period ...................             97                              20             117
     Amortization expense ..................................         (2,351)                         (1,433)         (3,784)
     Aggregate amount of impairment losses recognized ......             --              --          (8,892)         (8,892)
                                                                 ----------      ----------      ----------      ----------
     Goodwill, May 31, 2001 ................................         23,691              --           9,061          32,752
     Goodwill acquired during the period ...................         65,184          10,328          11,112          86,624
     Other .................................................             --              --            (330)           (330)
     Aggregate amount of impairment losses recognized ......        (53,333)             --         (12,521)        (65,854)
                                                                 ----------      ----------      ----------      ----------
     Goodwill, May 31, 2002 ................................         35,542          10,328           7,322          53,192
     Goodwill acquired during the period ...................            586           8,763             294           9,643
     Aggregate amount of impairment losses recognized ......        (22,138)             --              --         (22,138)
                                                                 ----------      ----------      ----------      ----------
     Goodwill, December 31, 2002 ...........................     $   13,990      $   19,091      $    7,616      $   40,697
                                                                 ==========      ==========      ==========      ==========

The Company tests goodwill for impairment in the fourth quarter after the annual forecasting process. Based on the trend of lower procedure volumes and increasing pricing pressures in the refractive segment, the earning forecast for the next five years was revised. The fair value of each reporting unit was estimated using the present value of expected future cash flows. A goodwill impairment charge of $22.1 million was recognized in the refractive segment during transitional period 2002. The charge includes $21.8 million related to the goodwill attributable to the reporting unit acquired in the LaserVison acquisition.

The Company completed a transitional impairment test to identify if goodwill was impaired as of June 1, 2001. The Company utilized the assistance of an independent outside appraiser to determine the fair value of the Company's reporting units. The independent appraiser used a fair value methodology based on budget information to generate representative values of the future cash flows attributable to each reporting unit. The Company determined that goodwill was impaired at June 1, 2001 and recorded an impairment charge of $15.2 million, which was recorded as a cumulative effect of a change in accounting principle.

The Company performed its annual impairment test in the fourth quarter of fiscal 2002 and determined that there was a further impairment of goodwill during 2002 of $50.7 million, which was recorded as a charge to income during the year. This charge was comprised of $45.9 million which relates to the goodwill attributable to reporting units acquired in the LaserVision acquisition and $4.8 million relating to goodwill attributable to reporting units acquired in prior years.

A reconciliation of net income as if SFAS No. 142 has been adopted at the beginning of the fiscal year is presented below for the year ended May 31, 2001.

Reported net loss ......................     $    (37,773)
Add back goodwill amortization .........            3,784
                                             ------------
Adjusted net loss ......................     $    (33,989)
                                             ============
Basic and diluted  loss per share:
Reported net loss ......................     $      (1.00)
Add back goodwill amortization .........             0.10
                                             ------------
Adjusted net loss ......................     $      (0.90)
                                             ============

9. OTHER INTANGIBLE ASSETS

The Company's other intangible assets consist of practice management agreements
(PMAs), deferred contract rights and other intangibles. The Company has no indefinite lived intangible assets. Amortization expense was $3.8 million, $10.3 million, $8.8 million, and $7.4 million in the seven-month period ended December 31, 2002, year ended May 31, 2002, year ended May 31, 2001, and year ended May 31, 2000, respectively.

The weighted average amortization period for PMAs is 9.6 years, deferred contract rights are 7.7 years, and other intangibles are 15.45 years as of December 31, 2002.

Amortized intangible assets as of December 31, 2002 consist of:

                                           Gross Carrying    Accumulated
                                                Cost         Amortization
                                           --------------    ------------
Practice management agreements               $    43,407     $    27,151
Deferred contract rights                          13,983           1,487
Other                                                600              26
                                             -----------     -----------
Total                                        $    57,990     $    28,664
                                             ===========     ===========

The approximate estimated aggregate amortization expense for the next five years as of December 31, 2002 is as follows:

2003........................................       $6,500
2004........................................        5,300
2005........................................        3,500
2006........................................        2,800
2007........................................        2,800
Thereafter in total.........................        8,400

Intangible assets arising from PMAs were reviewed for impairment in fiscal 2002, using an undiscounted cash flow methodology based on budgets prepared for future periods. The refractive industry had experienced reduced procedure volumes over the last two years as a result of increased competition, customer confusion and a weakening in the North American economy. This reduction in procedures has occurred at practices the Company had purchased, and as a result revenues were lower than anticipated when initial purchase prices and resulting intangible values were determined. The result of an initial review indicated that on an undiscounted basis, all of the refractive PMAs were impaired, and a further fair value analysis based on the present value of future cash flows was completed to determine the extent of the impairment. This further review resulted in an impairment charge of $31.0 million, which was reported in operating loss for the year ended May 31, 2002.

10. FIXED ASSETS

Fixed assets, including capital leased assets, consist of the following:

                                           DECEMBER 31, 2002  MAY 31, 2002     MAY 31, 2001
                                           -----------------  ------------     ------------
Land and buildings .....................   $           9,589     $   9,459     $     10,809
Computer equipment and software ........              14,112        14,109           13,492
Furniture, fixtures and equipment ......               9,321        10,902            8,379
Laser equipment ........................              40,132        41,398           26,310
Leasehold improvements .................              20,873        23,252           25,637
Medical equipment ......................              22,746        22,742           17,563
Vehicles and other .....................               6,565         5,980              828
                                           -----------------  ------------     ------------
                                                     123,338       127,842          103,018
Less accumulated depreciation ..........              65,335        59,709           50,673
                                           -----------------  ------------     ------------
Net book value .........................   $          58,003  $     68,133     $     52,345
                                           =================  ============     ============

Certain fixed assets are pledged as collateral for certain long-term debt and capital lease obligations.

In the transitional period 2002, the Company recorded a reduction in the carrying value of fixed assets of $1.0 million, within the refractive segment, reflecting the disposal of certain of the Company's lasers. The amount is included in other income and expense. These lasers were not needed after the LaserVision acquisition, and the Company disposed of them below their carrying cost.

During fiscal 2002, the Company determined that events and circumstances indicated that the carrying value of certain of the Company's lasers may not be recoverable. As a result, the Company evaluated the assets and concluded they were impaired. In accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Assets to be Disposed Of," the Company recorded an impairment charge of $2.6 million within the refractive segment, to write the assets down to their fair value.

In fiscal 2002, the Company completed a sale-leaseback transaction for its Canadian corporate headquarters. Total consideration received for the sale was $6.4 million, which was comprised of $5.4 million cash and a $1.0 million 8.0% note receivable ("Note"). The Note has a seven-year term with the first of four annual payments of $63,000 starting on the third anniversary of the sale and a final payment of $0.7 million due on the seventh anniversary of the sale. The lease term related to the leaseback covers a period of 15 years. For accounting purposes, due to ongoing responsibility for tenant management and administration, as well as receiving the Note as part of the consideration for the sale, no sale was recognized. For purpose of financial reporting, the cash proceeds of $5.4 million have been presented as additional debt. The four annual payments and the final payment, upon receipt, will result in additional debt, while lease payments will result in decreasing the debt and recognizing interest expense. Until the Company meets the accounting qualifications for recognizing the sale, the building associated with the sale-leaseback will continue to be depreciated over its initial term of 40 years.

The Company is currently reviewing its space requirements with regard to this facility. No restructuring charge has been made relating to this facility, as no decision has been made with regard to the use or disposal of this facility. The Company continues to use this facility for certain functions. Any costs associated with exiting or renegotiating the lease on this facility, which could be material, will be reflected in income in future periods.

11. LONG-TERM DEBT

Long-term debt consists of:

                                                                            DECEMBER 31,        MAY 31,         MAY 31,
                                                                                2002             2002             2001
                                                                            ------------     ------------     ------------
Term loans
  Interest at 8%, due September 2001, payable to affiliated
    Physicians ........................................................     $         --     $         --     $         32
  Interest at 3.11%, due through June 2004, payable to vendor .........            4,587            6,061
  Interest imputed at 9.00%, due in three payments from March 2003 through 2005, payable to affiliated doctor relating to
    practice acquisition ..............................................            6,328            5,806            8,099
  Interest imputed at 6.25%, due through October 2016,
    collateralized by building and payable in Canadian dollars
    of $8.6 million ...................................................            5,201            5,447               --
  Interest ranging from prime to 12%, due through March 2007,
    collateralized by equipment .......................................            2,441            1,119            2,727
  Other ...............................................................               --               62               --
  Capital lease obligations, payable through 2006, interest ranging
    from 4.8% to 14% ..................................................            3,525            5,581            4,224
                                                                            ------------     ------------     ------------

                                                                                  22,082           24,076           15,082
  Less current portion ................................................            6,322            9,433            6,769
                                                                            ------------     ------------     ------------
                                                                            $     15,760     $     14,643     $      8,313
                                                                            ============     ============     ============

Aggregate debt repayments of principal for each of the next five years and thereafter as of December 31, 2002 are as follows:

                                     Long-term
                                       debt
                                   ------------
2003 .........................     $      4,509
2004 .........................            4,705
2005 .........................            4,327
2006 .........................              393
2007 .........................              296
Thereafter ...................            4,327
                                   ------------
Total ........................     $     18,557
                                   ============

Aggregate repayments for capital lease obligations for each of the next five years and thereafter are as follows:

2003                     $1,892
2004                      1,169
2005                        660
2006                         48
2007                         --
Thereafter                   --
                         ------
Total                     3,769
Less interest portion       244
                         ------
                         $3,525
                         ======


12. OTHER INCOME AND EXPENSE

Other income and expense for the seven months ended December 31, 2002 consists of $6.8 million of income from the settlement of an antitrust lawsuit. In
August 2002, LaserVision received $8.0 million in cash from the settlement, and TLC Vision received $7.1 million in cash from the settlement. The cash received for the LaserVision portion reduced the receivable recorded in the purchase price allocation. The cash received for the TLC Vision portion was recorded as a gain of $6.8 million (net of $0.3 million for its obligations to be paid to the minority interests).

During the transitional period, the Company recorded $0.9 million of income from the termination of the Surgicare Inc. ("Surgicare") agreement to purchase Aspen Healthcare ("Aspen") from the Company. On May 16, 2002, the Company agreed to sell the capital stock of its Aspen subsidiary to SurgiCare for a purchase price of $5.0 million in cash and warrants for 103,957 shares of common stock of SurgiCare with an exercise price of $2.24 per share. On June 14, 2002, the purchase agreement for the transaction was amended due to the failure of Surgicare to meet its obligations under the agreement. The amendment established a new closing date of September 14, 2002 and required SurgiCare to issue 38,000 shares of SurgiCare common stock and to pay $760,000 to the Company, prior to closing, all of which was non-refundable. SurgiCare failed to perform under the purchase agreement, and as a result, the purchase agreement was terminated and the Company recorded the gain in other income and expense for the period.

During the transitional period 2002, the Company disposed of six excess lasers, resulting in a loss of $1.0 million, which amount is included in other income and expense (See Note 10).

13. STOCKHOLDERS' EQUITY AND OPTIONS

Option and Warrants

In January 2000, the Company issued 100,000 warrants with an exercise price of $13.063 per share to an employee benefits company as consideration. These warrants are not transferable, vest over periods up to three years and expire after five years.

Using the Black-Scholes option-pricing model (assumptions - five year life, volatility of .35, risk free rate of return 6.35%, no dividends), a $0.5 million fair value was assigned to these warrants, which was amortized over the vesting periods.

The 8,018,711 options issued in connection with the LaserVision merger had a fair value of $11.0 million using the Black-Scholes options pricing model (assumptions - 2 years to 5 year estimated lives, volatility of .74, risk free rates of returns 3.34% to 3.72%, no dividends, market price of $4.1725 on the date the merger was announced in August 2001, exercise prices ranging from $1.713 to $8.688 per share).

During fiscal 2002, the Board of Directors voted to fully vest all outstanding unexercised options of a consultant who was a former executive officer. As required by SFAS No. 123, "Accounting for Stock-based Compensation," the $0.2 million fair value of these options was charged to earnings in fiscal 2002, the year the options vested, and an equivalent amount was credited to option equity. These options were granted during the period from December 1997 through December 2001 at exercise prices ranging from Cdn$4.04 to Cdn$29.90.

OPTIONS OUTSTANDING

As of December 31, 2002, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date include options that vest immediately, options that vest in equal amounts annually over the first four years of the option term and options that vest entirely on the first anniversary of the grant date.

As of December 31, 2002, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

                                   OUTSTANDING                                      EXERCISABLE
-----------------------------------------------------------------------     -----------------------------
                                             WEIGHTED        WEIGHTED                          WEIGHTED
                                             AVERAGE         AVERAGE                            AVERAGE
   PRICE RANGE             NUMBER OF       CONTRACTUAL       EXERCISE        NUMBER OF         EXERCISE
     (CDN $)                OPTIONS           LIFE            PRICE           OPTIONS            PRICE
--------------------     ------------     ------------     ------------     ------------     ------------
$1.43 - $3.87 ......          184,000        3.5 years     $       1.43              250     $         --
$4.04 - $5.54 ......          523,376        3.0 years             4.05          299,226             4.09
$7.25 - $10.50 .....           52,812        3.3 years             8.61           16,406             8.43
$10.87 - $19.73 ....          310,592        0.8 years            12.53          295,172            13.70
$20.75 - $30.66 ....           13,261        1.5 years            26.18           11,623            28.91
$49.30 - $64.79 ....              669        2.0 years            47.06              669            56.11
                         ------------                                       ------------
                            1,084,710        2.4 years            10.76          623,346             9.28
                         ============                                       ============

As of December 31, 2002, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

                            OUTSTANDING                                              EXERCISABLE
-----------------------------------------------------------------------     -----------------------------
                                            WEIGHTED         WEIGHTED                          WEIGHTED
                                             AVERAGE         AVERAGE                           AVERAGE
   PRICE RANGE             NUMBER OF       CONTRACTUAL       EXERCISE        NUMBER OF         EXERCISE
     (U.S.$)                OPTIONS           LIFE            PRICE           OPTIONS           PRICE
--------------------     ------------     ------------     ------------     ------------     ------------
$0.90 - $2.81 ......        1,949,747        5.2 years     $       2.26        1,585,943     $       2.19
$3.02 - $3.86 ......        1,009,864        7.4 years             3.23        1,006,489             3.23
$4.25 - $4.88 ......        1,739,284        2.5 years             4.65        1,596,990             4.63
$5.00 - $7.81 ......          692,899        1.8 years             5.70          549,144             5.55
$8.50 - $8.69 ......        2,181,121        1.6 years             8.68        2,145,568             8.68
$10.06 - $19.50 ....           22,761        1.5 years            18.02           18,635            18.40
                         ------------                                       ------------
                            7,595,676        3.5 years             5.14        6,902,769             5.24
                         ============                                       ============

A total of 1,159,000 options have been authorized for issuance in the future but were not issued and outstanding as of December 31, 2002. A summary of option activity during the last three fiscal years and the transitional period follows:

                                                                 WEIGHTED         WEIGHTED
                                                                 AVERAGE          AVERAGE
                                                OPTIONS       EXERCISE PRICE   EXERCISE PRICE
                                                (000'S)         PER SHARE        PER SHARE
                                             ------------     --------------   --------------
May 31, 1999 ...........................            2,692      Cdn$   11.12     US$     7.54
   Granted .............................              453             30.14            20.62
   Exercised ...........................              (88)            10.71             7.26
                                             ------------      ------------     ------------
May 31, 2000 ...........................            3,057      Cdn$   13.95     US$     9.49
   Granted .............................            1,338              5.63             3.74
   Exercised ...........................              (40)             4.73             3.24
   Forfeited ...........................           (1,502)             9.48             6.51
                                             ------------      ------------     ------------
May 31, 2001 ...........................            2,853      Cdn$   12.65     US$     8.46
   Granted .............................            1,221              4.45             2.81
   Exercised ...........................              (10)             4.06             2.67
   Forfeited ...........................             (610)            10.52             7.06
   Granted, LaserVision merger .........            7,519              7.79             5.08
                                             ------------      ------------     ------------
May 31, 2002 ...........................           10,973      Cdn$    8.50     US$     5.59
   Granted .............................               11              2.17             1.42
   Exercised ...........................               (5)             2.47             1.61
   Surrendered .........................             (618)            27.05            17.68
   Reissued ............................              610             13.69             8.69
   Forfeited ...........................             (824)             9.66             6.95
   Expired .............................           (1,467)             6.12             4.00
                                             ------------      ------------     ------------
December 31, 2002 ......................            8,680      Cdn$    7.80     US$     5.10
                                             ============      ============     ============
Exercisable at December 31, 2002 .......            7,526      Cdn$    8.12     US$     5.30
                                             ============      ============     ============

Immediately prior to the effective time of the merger, LaserVision reduced the exercise price of approximately 2.1 million outstanding stock options and warrants of Laser Vision with an exercise price greater than $8.688 per share to $8.688 per share. This reduction was part of the merger agreement approved by LaserVision stockholders in April 2002. The vesting and expiration dates did not change. Post-merger, these former LaserVision options became approximately 2.0 million options of the Company with an exercise price of $8.688. These options are part of the 7,519,000 options granted in connection with the LaserVision merger.

Pursuant to a plan approved by the Company's stockholders in April 2002, most employees and officers with options at exercise prices greater than $8.688 elected to exchange them for options with an exercise price of $8.69 (Cdn$13.69). A total of 618,000 shares with an average exercise price of $17.68 (Cdn$27.05) were exchanged for 610,000 shares with exercise prices of $8.69 (Cdn$13.69). For every option with an exercise price of at least $40, the holder surrendered 75% of the shares subject to such option; for every option with an exercise price of at least $30 but less than $40, the holder surrendered 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder surrendered 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder did not surrender any of the shares subject to such option. These repriced options will be subject to variable option accounting and compensation expense will be necessary whenever these options are outstanding and the market price of the Company's stock is $8.69 or higher.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been included in Note 2 to the financial statements. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.5% for the transitional period 2002, 4.25% for fiscal 2002, 6.5% for fiscal 2001 and 7.5% for fiscal 2000; no dividends; volatility factors of the expected market price of the Company's common shares of 0.70 for the transitional period, 0.88 for fiscal 2002, 0.83 for fiscal 2001 and 0.71 for fiscal 2000; and a weighted average expected option life of 2.5 years for the transitional period, 4.0 years for fiscal 2002, 4.0 years for fiscal 2001, and 3.5 years for fiscal 2000. The estimated value of the options issued in connection with the LaserVision acquisition were recorded as part of the cost of the acquisition. The fair market value of the options granted during the transitional period ended December 31, 2002 was approximately $12,000 (fiscal 2002 - $1.3 million; fiscal 2001 - $3.1 million; fiscal 2000 -
$5.8 million). The Black-Scholes option-pricing model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable.

Because the Company's employee stock options have characteristics significantly different from those of traded options (deferred/partial vesting and no trading during four "black-out" periods each year) and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the above pro forma adjustments for SFAS No. 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

14. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 DECEMBER 31,         MAY 31,           MAY 31,
                                                     2002              2002              2001
                                                 ------------      ------------      ------------
Deferred tax asset:
     Net operating loss carryforwards ......     $     55,293      $     49,408      $     20,947
     Fixed assets ..........................            3,693             3,399             1,362
     Intangibles ...........................           17,418            16,638             2,444
     Investments ...........................           12,343            15,806             5,580
     Other .................................           15,859             4,197             1,607
                                                 ------------      ------------      ------------
Total ......................................          104,606            89,448            32,322
     Valuation allowance ...................          (99,603)          (85,052)          (30,429)
                                                 ------------      ------------      ------------
                                                 $      5,003      $      4,396      $      1,702
                                                 ============      ============      ============
Deferred tax liabilities:
     Practice management agreements ........     $      1,495      $      1,571      $      1,702
     Intangibles ...........................            2,825             2,825                --
     Fixed assets ..........................              683                --                --
                                                 ------------      ------------      ------------
                                                 $      5,003      $      4,396      $      1,702
                                                 ============      ============      ============

As of December 31, 2002, the Company has net operating losses available for carryforward for income tax purposes of approximately $169.2 million, which are available to reduce taxable income of future years.

The Canadian losses can only be utilized by the source company, whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $24.3 million as of December 31, 2002 expire as follows:

        2003...................................      $   1,481
        2004...................................            821
        2005...................................            315
        2006...................................            580
        2007...................................          9,237
        2008...................................          8,206
        2009...................................          3,657

The United States losses of $145.6 million expire between 2011 and 2022. The Canadian and United States losses include amounts of $3.2 million and $67.8 million, respectively, relating to the acquisitions of 20/20, Beacon Eye and LaserVision. The availability and timing of utilization of these losses may be restricted.

The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to loss before income taxes and minority interest were as follows:

                                                                      SEVEN-MONTH
                                                                      PERIOD ENDED                    YEAR ENDED MAY 31,
                                                                      DECEMBER 31,     --------------------------------------------
                                                                          2002              2002           2001            2000
                                                                      ------------     ------------     ------------   ------------
Income tax recovery based on the Canadian statutory
      income tax 40.3% (2001 - 43.2%; 2000 - 44.6%) ...............   $    (16,731)    $    (46,963)    $    (15,529)  $        241
Current year's losses not utilized ................................          5,824           10,025            8,474          1,950
Expenses not deductible for income tax purposes ...................         10,907           37,733            7,764          1,675
Adjustments of cash vs. accrual tax deductions for
      U.S. income tax purposes ....................................             --             (516)             117            363
Utilization of prior year's losses ................................             --               --             (118)        (1,675)
Corporate minimum tax, large corporations tax and foreign tax .....            851            1,221            1,255            879
Other .............................................................             --              284              276             21
                                                                      ------------     ------------     ------------   ------------
Provision for income taxes ........................................   $        851     $      1,784     $      2,239   $      3,454
                                                                      ============     ============     ============   ============

The provision for income taxes is as follows:

                                                 DECEMBER 31,     MAY 31,        MAY 31,
                                                    2002           2002           2001
                                                 -----------    ----------     ----------
Current:
         Canada ............................     $       67     $      112     $      111
         United States - federal ...........            325            924            929
         United States - state .............            135            280            645
         Other .............................            324            468            554
                                                 ----------     ----------     ----------
                                                 $      851     $    1,784     $    2,239
                                                 ==========     ==========     ==========

15. COMMITMENTS AND CONTINGENCIES

Operating Commitments

As of December 31, 2002 the Company has commitments relating to non-cancellable operating leases for rental of office space and equipment and long term marketing contracts, which require future minimum payments aggregating to approximately $34.7 million. Future minimum payments over the next five years and thereafter are as follows:

2003.........................................       $ 9,690
2004.........................................         8,824
2005.........................................         7,731
2006.........................................         3,651
2007.........................................         2,761
Thereafter...................................         2,025

As of December 31, 2002 the Company had a commitment with a major laser manufacturer ending November 30, 2004 for the use of that manufacturer's lasers which require future minimum lease payments aggregating $5.1 million. Future minimum lease payments in aggregate and over the remaining two years are as follows:

2003..............................       $ 2,040
2004..............................         3,060

Guarantees

One of the Company's subsidiaries, together with other investors, has jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee are approximately $2.1 million at December 31, 2002.

Legal Contingencies

On February 9, 2001, Joseph Dello Russo, M.D., filed a lawsuit against the Company and certain physicians associated with the Company in the United States District Court, Eastern District of New York, alleging false description, false advertising and deceptive trade practices based upon certain advertisements of a doctor with substantially the same name as the plaintiff. The complaint alleged compensatory damages to be no less than $30 million plus punitive damages. This lawsuit was settled on October 31, 2002, and no payment was made by any party to any of the other parties.

In the fourth quarter fiscal 2001, an arbitration award was issued against TLC Network Service Inc. for $2.1 million that has been fully accrued for in fiscal 2002. The arbitration award was extended to the Company. The Company has filed an appeal but no hearing date has been set at this time. Payment of this liability has been deferred until final resolution of the appeal and all other legal alternatives have been explored.

In April 2002, Lesa K. Melchor, Richard D. and Lee Ann Dubois and Major Gary D. Liebowitz filed a lawsuit in the U.S. District Court, Southern District of Texas, Houston Division against LaserVision. This is a securities claim seeking damages for losses incurred in trading in LaserVision stock and options in the period from November 1999 to December 2001. In their Complaint, the plaintiffs allege that LaserVision's director of investor relations gave them false and misleading information. This lawsuit was settled on January 14, 2002; and while admitting no liability, the Company paid $25,000 to the plaintiffs in full settlement of all claims.

On October 21, 2002 the Company was served with a lawsuit filed by Thomas S. Tooma, M.D. and TST Acquisitions, LLC in the Superior Court of the State of California in Orange County, California. Dr. Tooma and certain entities controlled by him have entered into a joint business venture with TLC Vision in the State of California since July 1999. The lawsuit seeks damages and injunctive relief based on the plaintiffs' allegation that the Company's merger with Laser Vision Centers, Inc. violated certain exclusivity provisions of its agreements with the plaintiffs, thereby giving plaintiffs the right to exercise a call option to purchase TLC Vision's interest in the joint venture. Since the lawsuit has only recently been served, the Company is still evaluating its position.

In March 2003, the Company and its subsidiary OR Providers, Inc. were served with subpoenas issued by the U.S. Attorney's Office in Cleveland, Ohio. The subpoenas appear to relate to business practices of OR Providers prior to its acquisition by LaserVision in December 2001. OR Providers is a provider of mobile cataract services in the eastern part of the U.S. The Company is aware that other entities and individuals have also been served with similar subpoenas. The subpoenas seek documents related to certain business activities and practices of OR Providers. The Company will cooperate fully to comply with the subpoenas. Pursuant to the purchase agreement for the Company's purchase of OR Providers, the selling shareholders of OR Providers agreed to indemnify the Company with respect to the liability and accordingly the Company does not believe this matter will have a material adverse effect on the Company.

The Company is subject to various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. While the ultimate results of such matters can not be predicted with certainty, the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Regulatory Tax Contingencies

TLC Vision operates in 48 states and two Canadian provinces and is subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on its operations, payroll, assets and services. TLC Vision endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors to assist in the process. Many states and other taxing authorities are experiencing financial difficulties and have been interpreting laws and regulations more aggressively to the detriment of taxpayers such as TLC Vision and its customers. Although TLC Vision cannot predict the outcome of all past and future tax assessments, it believes that it has adequate provisions and accruals in its financial statements for tax liabilities.

Tax authorities in four states have contacted TLC Vision and issued proposed sales tax adjustments in the aggregate amount of approximately $2.2 million for various periods through 2002 on the basis that certain of TLC Vision's laser access arrangements constitute a taxable lease or rental rather than an exempt service. If it is determined that any sales tax is owed, TLC Vision believes that, under applicable laws and TLC Vision's contracts with its eye surgeon customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLC Vision's services. However, TLC Vision may be unable to collect any such amounts from its customer, and in such event would remain responsible for payment. TLC Vision cannot yet predict the outcome of these assessments, or any other assessments or similar actions which may be undertaken by other state tax authorities. The Company is currently conducting an evaluation of its sales tax reporting in various other states.
The Company believes that it has adequate provisions in its financial statements with regard to these matters.

Employment Contingencies

As of December 31, 2002, the Company had employment contracts with 11 officers of TLC Vision or its subsidiaries to provide for base salaries, the potential to pay certain bonuses, medical benefits and severance payments. Nine officers have agreements providing for severance payments ranging from 12 to 24 months of base or total compensation under certain circumstances. Two officers have agreements providing for severance payments equal to 36 months of total compensation and future medical benefits (totaling approximately $2.0 million) at their option until November 2003 and 24-month agreements thereafter.

16. SEGMENT INFORMATION

The Company has two reportable segments: refractive and cataract. The refractive segment is the core focus of the Company and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers and Company-managed laser centers. The refractive segment also includes the access and mobile refractive business of

LaserVision. The cataract segment provides surgery specifically for the treatment of cataracts. The Company acquired the cataract segment in the LaserVision acquisition, therefore no amounts are shown for that segment in periods prior to June 1, 2002. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care, network marketing and management and professional healthcare facility management. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operational components including paid procedures, net revenue after doctors' fees, fixed costs, and income (loss) before income taxes.

Intersegment sales and transfers are minimal and are recorded as if the sales or transfers were to third parties.

Doctors' compensation as presented in the segment information of the financial statements represents the cost to the Company of engaging experienced and knowledgeable ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. In such cases, the costs associated with arranging for these professionals to furnish professional services are reported as a cost of the professional corporation and not of the Company.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company's business units were acquired or developed as a unit, and management at the time of acquisition was retained.

The Company's business segments were as follows:

   SEVEN-MONTH PERIOD ENDED DECEMBER 31,  2002             REFRACTIVE          CATARACT            OTHER               TOTAL
--------------------------------------------------        ------------       ------------       ------------       ------------

Revenues ...........................................      $     76,199       $     12,944       $     11,011       $    100,154
Expenses:
Doctor compensation ................................             6,523                 --                 --              6,523
Operating ..........................................            79,869             10,040              9,223             99,132
Depreciation expense ...............................             8,361              1,172                525             10,058
Amortization of intangibles ........................             3,592                482                 --              4,074
Impairment of intangibles ..........................            22,138                 --                 --             22,138
Write down in the fair value of investments ........             2,095                 --                 --              2,095
Restructuring and other charges ....................             4,227                 --                 --              4,227
                                                          ------------       ------------       ------------       ------------
                                                               126,805             11,694              9,748            148,247
                                                          ------------       ------------       ------------       ------------
Income (loss) from operations ......................           (50,606)             1,250              1,263            (48,093)
Other income and (expense) net .....................             6,996                 --                 --              6,996
Interest expense, net and other ....................               136                (73)              (306)              (243)
Minority interest ..................................              (238)                --               (914)            (1,152)
Income taxes .......................................            (1,041)                (1)               191               (851)
                                                          ------------       ------------       ------------       ------------
Net  income (loss) .................................      $    (44,753)      $      1,176       $        234       $    (43,343)
                                                          ============       ============       ============       ============
Total assets .......................................      $    161,855       $     13,323       $     20,878       $    196,056
                                                          ============       ============       ============       ============
Purchase of long-lived assets ......................      $      3,652       $      1,390       $      9,492       $     14,534
                                                          ============       ============       ============       ============

               YEAR ENDED MAY 31, 2002                     REFRACTIVE           OTHER               TOTAL
----------------------------------------------------      ------------       ------------       ------------

Revenues ...........................................      $    115,908       $     18,843       $    134,751
Expenses:
Doctor compensation ................................            10,225                 --             10,225
Operating ..........................................           111,708             15,856            127,564
Depreciation expense ...............................            10,143                860             11,003
Amortization of intangibles ........................             9,897                452             10,349
Impairment of Intangibles including transitional ...            84,879             12,015             96,894
Write down in the fair value of investments ........            24,066              2,016             26,082
Reduction in the carrying value of fixed assets ....             2,553                 --              2,553
Restructuring and other charges ....................             8,750                 --              8,750
                                                          ------------       ------------       ------------
                                                               262,221             31,199            293,420
                                                          ------------       ------------       ------------
Loss from operations ...............................          (146,313)           (12,356)          (158,669)
Interest expense, net and other ....................              (735)               (26)              (761)
Minority interest ..................................              (225)              (410)              (635)
Income taxes .......................................              (745)            (1,039)            (1,784)
                                                          ------------       ------------       ------------
Net loss ...........................................      $   (148,018)      $    (13,831)      $   (161,849)
                                                          ============       ============       ============
Total assets .......................................      $    223,472       $     22,043       $    245,515
                                                          ============       ============       ============
Purchase long-lived assets .........................      $      2,707       $        620       $      3,320
                                                          ============       ============       ============

               YEAR ENDED MAY 31, 2001
----------------------------------------------------

Revenues ...........................................      $    161,219       $     12,787       $    174,006
Expenses:
Doctor compensation ................................            15,538                 --             15,538
Operating ..........................................           134,324             15,168            149,492
Depreciation expense ...............................            13,675              1,375             15,050
Amortization of intangibles ........................            10,703              1,840             12,543
Restructuring and other charges ....................             6,433             12,642             19,075
                                                          ------------       ------------       ------------
                                                               180,673             31,025            211,698
                                                          ------------       ------------       ------------
Loss from operations ...............................           (19,454)           (18,238)           (37,692)
Interest income, net and other .....................             2,385                158              2,543
Minority interest ..................................              (370)               (15)              (385)
Income taxes .......................................            (1,779)              (460)            (2,239)
                                                          ------------       ------------       ------------
Net loss ...........................................      $    (19,218)      $    (18,555)      $    (37,773)
                                                          ============       ============       ============
Total assets .......................................      $    216,494       $     21,944       $    238,438
                                                          ============       ============       ============
Purchase of long lived assets ......................      $     36,296       $        140       $     36,436
                                                          ============       ============       ============


              YEAR ENDED MAY 31, 2000                      REFRACTIVE            OTHER              TOTAL
----------------------------------------------------      ------------       ------------       ------------

Net revenues .......................................      $    190,233       $     10,990       $    201,223
Expenses:
Doctor compensation ................................            17,333                  2             17,335
Operating ..........................................           153,673             12,477            166,150
Depreciation expense ...............................            12,886              1,406             14,292
Amortization of intangibles ........................             6,363              1,033              7,396
                                                          ------------       ------------       ------------
                                                               190,255             14,918            205,173
                                                          ------------       ------------       ------------
Loss from operations ...............................               (22)            (3,928)            (3,950)
Interest income (expense), net and other ...........             4,574                (82)             4,492
Minority interest ..................................            (2,443)              (563)            (3,006)
Income taxes .......................................            (3,141)              (313)            (3,454)
                                                          ------------       ------------       ------------
Net  loss ..........................................      $     (1,032)      $     (4,886)      $     (5,918)
                                                          ============       ============       ============
Total assets .......................................      $    250,279       $     39,085       $    289,364
                                                          ============       ============       ============
Purchase of long-lived assets ......................      $     65,941       $      8,477       $     74,418
                                                          ============       ============       ============

The Company's geographic segments are as follows:

    SEVEN-MONTH PERIOD ENDED DECEMBER 31, 2002               CANADA        UNITED STATES         TOTAL
----------------------------------------------------      ------------     -------------      ------------

Revenues ...........................................      $      5,588      $     94,566      $    100,154
Doctor compensation ................................             1,424             5,099             6,523
                                                          ------------      ------------      ------------
Net revenue after doctor compensation ..............      $      4,164      $     89,467      $     93,631
                                                          ============      ============      ============
Total fixed assets and intangibles .................      $     11,258      $    116,768      $    128,026
                                                          ============      ============      ============

            YEAR ENDED MAY 31, 2002
----------------------------------------------------

Revenues ...........................................      $     13,208      $    121,543      $    134,751
Doctor compensation ................................             1,260             8,965            10,225
                                                          ------------      ------------      ------------
Net revenue after doctor compensation ..............      $     11,948      $    112,578      $    124,526
                                                          ============      ============      ============
Total fixed assets and intangibles .................      $     12,156      $    141,682      $    153,838
                                                          ============      ============      ============

               YEAR ENDED MAY 31, 2001
----------------------------------------------------

Revenues ...........................................      $     18,114      $    155,892      $    174,006
Doctor compensation ................................             1,698            13,840            15,538
                                                          ------------      ------------      ------------
Net revenue after doctor compensation ..............      $     16,416      $    142,052      $    158,468
                                                          ============      ============      ============
Total fixed assets and intangibles .................      $     22,039      $    123,108      $    145,147
                                                          ============      ============      ============

                YEAR ENDED MAY 31, 2000
----------------------------------------------------

Revenues and physician costs:
Net revenues .......................................      $     17,275      $    183,948      $    201,223
Doctor compensation ................................             2,876            14,459            17,335
                                                          ------------      ------------      ------------
Net revenue after doctor compensation ..............      $     14,399      $    169,489      $    183,888
                                                          ============      ============      ============
Total fixed assets and intangibles .................      $     22,195      $    131,255      $    153,450
                                                          ============      ============      ============

17. FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair values because of the short-term maturities of these instruments.

The Company's short-term investments are recorded at cost, which approximates fair market value. In the seven months ended December 31, 2002, the Company's short-term investment portfolio consisted of bank certificates of deposit that have remaining terms to maturity not exceeding 12 months.

Given the large number of individual long-term debt instruments and capital lease obligations held by the Company, it is not practicable to determine fair value.

18. RESTRUCTURING AND OTHER CHARGES

The following table details restructuring charges recorded during the transitional period ended December 31, 2002:

                                                                                                  ACCRUAL BALANCE
                                           RESTRUCTURING          CASH             NON-CASH            AS OF
                                              CHARGES           PAYMENTS          REDUCTIONS     DECEMBER 31, 2002
                                           -------------      ------------       ------------    -----------------
   Severance .........................      $      1,120      $       (466)      $         --       $        654
   Lease commitments, net of
      sub-lease income ...............               978                --                 --                978
   Write-down of fixed assets ........             2,266                --             (2,266)                --
   Sale of center to third party .....               342                --                 --                342
                                            ------------      ------------       ------------       ------------
Total restructuring charges ..........      $      4,706      $       (466)      $     (2,266)      $      1,974
                                            ============      ============       ============       ============

During the transitional period 2002, the Company recorded a $4.7 million restructuring charge for the closure of 13 centers and the elimination of 36 full time equivalent positions primarily at the Company's Toronto headquarters.

The total restructuring charge for the transitional period 2002 is $4.2 million which consists of the $4.7 million offset by the reversal into income of $0.5 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2002. All restructuring costs will be financed through the Company's cash and cash equivalents. A total of $2.3 million of this provision related to non-cash costs of writing down fixed assets. The severance and center balances will be paid out in 2003 while the lease costs will be paid out over the remaining term of the lease.


The following table details restructuring and other charges incurred for the year ended May 31, 2002:

                                                                                    ACCRUAL                              ACCRUAL
                                                                                  BALANCE AS                            BALANCE AS
                                                                                      AT                                   AT
                                          RESTRUCTURING     CASH       NON-CASH     MAY 31,     CASH       NON-CASH      DECEMBER
                                             CHARGES      PAYMENTS    REDUCTIONS     2002     PAYMENTS    REDUCTIONS     31, 2002
                                          -------------   --------    ----------  ----------  --------    ----------    ----------

   Severance ...........................   $    2,907     $ (2,219)   $     (222)   $   466   $   (235)   $     (212)   $       19
   Lease commitments, net of
     sublease income ...................        2,765           --            --      2,765       (897)           85         1,953
   Termination costs of doctors
     contracts .........................          146          (80)           --         66        (66)           --            --
   Laser commitments ...................          652           --            --        652         --          (352)          300
   Write-down of fixed assets ..........        2,280           --        (2,280)        --         --            --            --
                                           ----------     --------    ----------    -------   --------    ----------    ----------

   Total restructuring and other
     charges ...........................   $    8,750     $ (2,299)   $   (2,502)   $ 3,949   $ (1,198)   $     (564)   $    2,272
                                           ==========     ========    ==========    =======   ========    ==========    ==========


During fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels, close certain under performing centers and eliminate duplicate functions caused by the merger with LaserVision. This program resulted in total cost for severance and office closures of $8.8 million of which $3.5 million has been paid out in cash as of December 31, 2002. All restructuring costs will be financed through the Company's cash and cash equivalents.

    The components of this fiscal 2002 restructuring charges are as follows:

(a) The Company continued its objective of reducing employee costs in line with revenues. This activity occurred in two stages with total charges of $2.9 million. The first stage of reductions were identified in the second and third quarters of fiscal 2002 and resulted in restructuring charges of $2.2 million all of which had been paid out in cash or options by the end of the fiscal year. This reduction impacted 89 employees of whom 35 were working in laser centers with the remaining 54 working within various corporate functions. The second stage of the cost reduction required the Company to identify the impact of its acquisition of LaserVision on May 15, 2002 and eliminate surplus positions resulting from the acquisition. The majority of these costs were paid out by December 31, 2002.

(b) As part of the Company restructuring subsequent to its acquisition of LaserVision in May 2002, six centers were identified for closure based on management's earnings criteria. These closures resulted in restructuring charges of $4.9 million, reflecting a write-down of fixed assets of $1.9 million and cash costs of $3.0 million, which include net lease commitments (net of costs to sublet and sub-lease income) of $2.0 million, ongoing laser commitments of $0.7 million, termination costs of a doctor's contract of $0.1 million, and severance costs impacting 21 center employees of $0.1 million. The lease costs will be paid out over the remaining term of the lease. The majority of the severance and termination costs were paid out by December 31, 2002.

(c) The Company also identified four centers where management determined, that given the current and future expected procedures, the centers had excess leased capacity or the lease arrangements were not economical. The Company assessed these four centers to determine whether the excess space should be subleased or whether the centers should be relocated. The Company provided $1.0 million related to the costs associated with sub-leasing the excess or unoccupied facilities. A total of $0.3 million of this provision related to non-cash costs of writing down fixed assets and $0.7 million represented net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income that is projected to be generated. The lease costs will be paid out over the remaining term of the lease.

In the year ended May 31, 2001, the Company recorded a restructuring and other charge of $19.1 million. These charges consisted of cash payments of $4.7 million primarily for severance, lease costs, consulting services, and closure costs, and $14.4 million in non-cash costs. Non-cash costs were primarily for write-off of goodwill, fixed assets and current assets resulting from the decision to exit from its e-commerce enterprise, eyeVantage.com, Inc., the accrual for an arbitration award and provision for portfolio investments.

19. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash transactions:

                                                                 SEVEN-MONTH               YEAR ENDED MAY 31,
                                                                PERIOD ENDED      -------------------------------------
                                                              DECEMBER 31, 2002      2002          2001         2000
                                                              -----------------   ----------    ----------   ----------
Issue of warrants to be expensed over three years ..........   $       --         $       --    $       --   $      532
Issue of options as severance remuneration .................           --                222            --           --
Capital stock issued as remuneration .......................           --                 --            35          387
Capital stock issued for acquisitions ......................           --            111,058         6,059        2,125
Treasury stock arising from acquisition ....................           --             (2,432)           --           --
Issue of options arising from acquisition ..................           --             11,001            --           --
Reversal of accrual for costs of IPO .......................           --                 --            --          139
Accrued purchase obligations ...............................           --                 --         3,899       13,200
Capital lease obligations relating to equipment purchases ..          901                 --            --        1,366
Long-term debt cancellation ................................           --                 --           450           --

Cash paid for the following:

                              SEVEN-MONTH               YEAR ENDED MAY 31,
                             PERIOD ENDED      -------------------------------------
                           DECEMBER 31, 2002      2002          2001         2000
                           -----------------   ----------    ----------   ----------
Interest ................      $      830      $    1,693    $    1,668   $    2,671
                               ==========      ==========    ==========   ==========
Income taxes ............      $      595      $    1,382    $      148   $    5,647
                               ==========      ==========    ==========   ==========

20. RELATED PARTY TRANSACTIONS

During the fiscal 2002, J.L. Investments, Inc., of which Mr. Warren Rustand, a director of TLC Vision, is a shareholder, and Mr. Warren Rustand entered into a consulting agreement with the Company to oversee the development of the Company's international business development project. J.L. Investments and Mr. Rustand received $125,000 under this agreement.

On March 1, 2001, a limited liability company indirectly wholly owned by TLC Vision acquired all of the non-medical assets relating to the refractive practice of Dr. Mark Whitten prior to Dr. Whitten becoming a director of TLC Vision. The cost of this acquisition was $20.0 million, with $10.0 million paid in cash on March 1, 2001 and the remaining $10.0 million payable in four equal non-interest bearing installments on each of the first four anniversary dates of closing. Dr. Whitten became a director of TLC Vision in May 2002. At December 31, 2002 the remaining discounted amounts payable to Dr. Whitten of $6.3 million is included in long-term debt. (See Note 12, Long-term debt). In addition, TLC Vision has entered into service agreements with companies that own Dr. Whitten's refractive satellite operations located in Frederick, Maryland, and Charlottesville, Virginia, under which TLC Vision will provide such companies with services in return for a fee. During fiscal 2002, TLC Vision received a total of $761,000 in revenue as a result of the service agreements.

During the transitional period ended December 31, 2002, the law firm Gourwitz and Barr, P.C., of which Mr. Gourwitz, a director of the Company, provided legal services to TLC Vision and was paid $0.1 million.

LaserVision, a subsidiary of TLC Vision, has a limited partnership agreement with Minnesota Eye Consultants for the operation of one of its roll-on/roll-off mobile systems. Dr. Richard Lindstrom, a director of TLC Vision, is president of Minnesota Eye Consultants. LaserVision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. Under the terms of the partnership agreement, LaserVision receives a revenue-based management fee from the partnership. During the transitional period, LaserVision received a management fee in the amount of $21,000 from the partnership. Dr. Lindstrom also receives compensation from TLC Vision in his capacity as medical director of both TLC Vision and LaserVision.

In September 2000, LaserVision entered into a five-year agreement with Minnesota Eye Consultants to provide laser access. LaserVision paid $6.2 million to acquire five lasers and the exclusive right to provide laser access to Minnesota Eye

Consultants. LaserVision also assumed leases on three of the five lasers acquired. The transaction resulted in a $5.0 million intangible asset recorded as deferred contract rights which will be amortized over the life of the agreement. During the transitional period, LaserVision received a total of $0.5 million in revenue as a result of the agreement.

In May 2002, John J. Klobnak, a director of the Company and the former Chief Executive Officer of LaserVision, was paid $2.9 million and received 500,000 TLC Vision stock options in a severance arrangement in connection with the LaserVision acquisition.

21. SUBSEQUENT EVENTS

On March 3, 2003, Midwest Surgical Services, Inc. a subsidiary of TLC Vision, entered into a purchase agreement to acquire 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and 100,000 common shares of TLC Vision. The Company also agreed to make additional cash payments over a three-year period up to $1.9 million if certain financial targets are achieved.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2002.

ITEM 14. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     As part of an overall evaluation of its controls and procedures, the Company identified certain aspects of its internal control procedures and processes that resulted in inefficiencies in processing of certain financial transactions for the seven months ended December 31, 2002, particularly non-cash items such as revised contracts with suppliers and customers, pre-paid items and accruals. The ineffective initial processing of these transactions led to a delay in completing the consolidation of the Company's financial statements for the seven months ended December 31, 2002 and to various audit adjustments recommended by the Company's auditors. The Company has concluded that the issues related primarily to the relocation of the Company's finance department from Toronto, Ontario, to St. Louis, Missouri, including temporary reductions in staffing levels caused by unfilled positions in the finance department and implementation of a new financial accounting software package. The effect of these transitional issues on the Company's internal controls and procedures was further amplified during the period by several events during the period, including a change in Company's fiscal year-end, various financial restructuring activities initiated by the Company throughout 2002, revisions to the Company's sales tax compliance program, and performance of a goodwill impairment test required by a change in accounting principle. The Company has implemented or is in the process of implementing, a number of improvements which will improve these procedures, including enhanced staffing levels, additional training on accounting system software, implementation of a pre-review system of monthly operating results by field management and establishment of a cross-functional team to streamline various payments.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation, except for the ongoing actions described above. Many of the ongoing actions described above were initiated prior to the evaluation date and the Company expects that many of the additional processes and controls implemented will serve to enhance existing processes and controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the report:

    (1) Financial statements:

    Report of Independent Auditors.

    Consolidated Statements of Operations - Transitional period ended December 31, 2002 and Years Ended May 31, 2002, 2001, and 2000.

    Consolidated Balance Sheets as of December 31, 2002, May 31, 2002, and 2001.

    Consolidated Statements of Cash Flows - Transitional period ended December 31, 2002, and Years Ended May 31, 2002, 2001, and 2000.

    Consolidated Statements of Changes in Stockholders' Equity - Transitional period ended December 31, 2002, and Years Ended May 31, 2002, 2001, and 2000.

    Notes to Consolidated Financial Statements

    (2) Financial statement schedules required to be filed by Item 8 and Item 15(d) of Form 10-K.

    Schedule II - Valuation and Qualifying Accounts and Reserves

    Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

    (3) Exhibits required by Item 601 of Regulation S-K and by Item 14(c).

    See Exhibit Index.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of the transition period ended December 31, 2002.

(c) Exhibits required by Item 601 of Regulation S-K.

    See Exhibit Index.

(d) None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TLC VISION CORPORATION



                                    By /s/ ELIAS VAMVAKAS
                                       -----------------------------------------
                                       Elias Vamvakas, Chief Executive Officer

    March 31, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          SIGNATURE                                      TITLE                         DATED
------------------------------------      -------------------------------------     -----------

         /s/ ELIAS VAMVAKAS               Chief Executive Officer and               March 28, 2003
------------------------------------      Chairman of the Board of Directors
           Elias Vamvakas

      /s/ B. CHARLES BONO III             Chief Financial Officer, Treasurer        March 28, 2003
------------------------------------      and Principal Accounting Officer
        B. Charles Bono III

       /s/ JOHN J. KLOBNAK                Director                                  March 31, 2003
------------------------------------
          John J. Klobnak

        /s/ JOHN F. RIEGERT               Director                                  March 28, 2003
------------------------------------
          John F. Riegert

       /s/ HOWARD J. GOURWITZ             Director                                  March 31, 2003
------------------------------------
         Howard J. Gourwitz

 /s/ WILLIAM DAVID SULLINS, JR., OD       Director                                  March 29, 2003
------------------------------------
   William David Sullins, Jr., OD

     /s/ THOMAS N. DAVIDSON               Director                                  March 28, 2003
------------------------------------
         Thomas N. Davidson

       /s/ WARREN S. RUSTAND              Director                                  March 28, 2003
------------------------------------
         Warren S. Rustand

         /s/ MARK WHITTEN                 Director                                  March 31, 2003
------------------------------------
         Mark Whitten, M.D.


   /s/ RICHARD L. LINDSTROM, M.D.         Director                                  March 29, 2003
------------------------------------
     Richard L. Lindstrom, M.D.

     CERTIFICATIONS

     CHIEF EXECUTIVE OFFICER

     I, Elias Vamvakas, certify that:

1.   I have reviewed this annual report on Form 10-K of TLC Vision Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 31, 2003
     /s/ Elias Vamvakas
     Elias Vamvakas

     CHIEF FINANCIAL OFFICER

     I, B. Charles Bono III, certify that:

1.   I have reviewed this annual report on Form 10-K of TLC Vision Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  March 31, 2003
     /s/ B. Charles Bono III
     ------------------------------
     B. Charles Bono III

SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                              BALANCE AT                                   DEDUCTIONS-     BALANCE AT
                                              BEGINNING       EXPENSE                     UNCOLLECTABLE        END
                                              OF PERIOD      PROVISION       OTHER(1)       A MOUNTS       OF PERIOD
                                             ------------   ------------   ------------   ------------    ------------

                                                                      (IN THOUSANDS)
Fiscal 2000
-----------
Doubtful accounts receivable                 $      2,527   $      2,553   $         --   $     (1,183)   $      3,897
Provision against investments and other
  assets                                               --             --             --             --
Deferred tax asset valuation allowance             17,345           (999)                                       16,346

Fiscal 2001
-----------
Doubtful accounts receivable                 $      2,849   $        646   $         --   $     (2,335)   $      1,160
Provision against investments and other
  assets                                               --          1,913             --             --           1,913
Deferred tax asset valuation allowance             16,346         14,083                                        30,429

Fiscal 2002
-----------
Doubtful accounts receivable                 $      1,160   $        521   $      1,742   $       (896)   $      2,527
Provision against investments and other
  assets                                            1,913          2,016             --             --           3,929
Deferred tax asset valuation allowance             30,429         31,360         23,263             --          85,052

Transitional Period 2002
------------------------
Doubtful accounts receivable                 $      2,527   $        213   $         --   $        312    $      2,428
Provisions against investments and other
  assets                                            3,929            194             --             --           4,123
Deferred tax asset valuation allowance             85,052         14,551             --             --          99,603

Note (1): additional provision for doubtful accounts and the deferred tax asset valuation allowance were acquired in the merger transaction with LaserVision

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                                   DESCRIPTION
--------       -----------------------------------------------------------------

   3.1         Articles of Incorporation (incorporated by reference to Exhibit
               3.1 to the Company's 10-K filed with the Commission on August 28,
               1998)

   3.2         Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's 10-K filed with the Commission on August 29,
               2000)

   3.3 Articles of Continuance (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

   3.4 Articles of Amendment (incorporated by reference to Exhibit 4.2 to the Company's Post Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on Form S-4 filed with the Commission on May 14, 2002 (file no. 333-71532))

   3.5 By-Laws of the Company (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

   4.1 Shareholder Rights Plan Agreement dated as of September 21, 1999 between the Company and CIBC Mellon Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the Commission on October 12, 2001)

  10.1 TLC Vision Amended and Restated Share Option Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration
               Statement on Form S-8 filed with the Commission on December 31,
               1997 (file no. 333-8162))

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

  10.10 Employment Agreement with Paul Frederick (incorporated by reference to Exhibit 10.10 to the Company's 10-K for the year ended May 31, 2002)

 EXHIBIT
   NO.                                   DESCRIPTION
--------       -----------------------------------------------------------------
 10.11         Employment Agreement with Lloyd Fiorini (incorporated by
               reference to Exhibit 10.11 to the Company's 10-K for the year ended May 31, 2002)

 10.12 Separation Agreement with Lloyd Fiorini (incorporated by reference to Exhibit 10.12 to the Company's 10-K for the year ended May 31, 2002)

 10.13         Employment Agreement with James C. Wachtman dated May 15, 2002
               (incorporated by reference to Exhibit 10.13 to the Company's 10-K for the year ended May 31, 2002)

 10.14         Employment Agreement with Robert W. May dated May 15, 2002
               (incorporated by reference to Exhibit 10.14 to the Company's 10-K for the year ended May 31, 2002)

 10.15         Employment Agreement with B. Charles Bono dated May 15, 2002
               (incorporated by reference to Exhibit 10.15 to the Company's 10-K for the year ended May 31, 2002)

 10.16         Supplemental Employment Agreement with John J. Klobnak dated May
               15, 2002 (incorporated by reference to Exhibit 10.16 to the Company's 10-K for the year ended May 31, 2002)

 21            List of the Company's Subsidiaries (incorporated by reference to
               Exhibit 21.1 to the Company's 10-K for the year ended May 31,
               2002)

 23            Consent of Independent Auditors

 99.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2          Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002