Form 10-Q
period 2003-03-31
TLC VISION CORP
filed 2003-05-15
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2003
                         COMMISSION FILE NUMBER: 0-29302

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

      As of May 12, 2003 there were 64,132,250 of the registrant's Common Shares outstanding.

                             INDEX

PART I.    FINANCIAL INFORMATION

           Item 1.        Consolidated Financial Statements (unaudited)

                          Consolidated Statements of Operations for the
                           three months ended March 31, 2003 and 2002

                          Consolidated Balance Sheets at March 31, 2003 and December 31, 2002

                          Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002

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

           Item 6.        Exhibits and Reports on 8-K

           Signatures

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------
                                                                  2003                        2002
                                                               --------                     --------
Revenues
   Refractive
          Owned ...........................                    $ 15,276                     $ 14,574
          Managed .........................                      15,647                       18,096
          Access ..........................                      10,929                           --
   Other healthcare services ..............                      11,738                        4,272
                                                               --------                     --------
Total revenues ............................                      53,590                       36,942
                                                               --------                     --------
Cost of revenues
  Refractive
          Owned ...........................                      11,897                       10,541
          Managed .........................                      10,646                       11,223
          Access ..........................                       7,162                           --
          Reduction in fair value of
            capital assets ................                          --                          572
  Other healthcare services ...............                       7,480                        2,350
                                                               --------                     --------
Total cost of revenues ....................                      37,185                       24,686
                                                               --------                     --------
  Gross margin ............................                      16,405                       12,256
                                                               --------                     --------
General administrative
  and development..........................                       8,019                        7,833
Marketing .................................                       3,661                        3,342
Amortization of intangibles ...............                       1,672                        2,398
Write down in the fair value of
  investments .............................                         203                          501
Restructuring charge ......................                          --                          651
                                                               --------                     --------
                                                                 13,555                       14,725
                                                               --------                     --------
OPERATING INCOME (LOSS) ...................                       2,850                       (2,469)
  Other income, net .......................                         368                           --
  Interest expense, net ...................                        (368)                        (351)
  Minority interests ......................                      (1,541)                        (623)
                                                               --------                     --------
INCOME (LOSS) BEFORE INCOME TAXES .........                       1,309                       (3,443)
Income tax expense ........................                        (239)                        (246)
                                                               --------                     --------
NET INCOME (LOSS) .........................                    $  1,070                     $ (3,689)
                                                               ========                     ========
Weighted average number of common shares
  outstanding - basic and diluted .........                      64,060                       38,099

BASIC AND DILUTED INCOME  (LOSS) PER SHARE                     $   0.02                     $  (0.10)

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                               (UNAUDITED)
                                                MARCH 31,    DECEMBER 31,
                                                  2003           2002
                                               ---------      ---------
ASSETS
Current assets
  Cash and cash equivalents ..............     $  29,508      $  36,081
  Short-term investments .................         1,795          1,557
  Accounts receivable ....................        17,929         14,155
  Prepaids and other current assets ......         9,623          9,820
                                               ---------      ---------
    Total current assets .................        58,855         61,613
Restricted cash ..........................         3,925          3,975
Investments and other assets .............         2,157          2,442
Intangibles, net .........................        27,788         29,326
Goodwill, net ............................        42,773         40,697
Fixed assets .............................        59,515         58,003
                                               ---------      ---------
Total assets .............................     $ 195,013      $ 196,056
                                               =========      =========
LIABILITIES
Current liabilities
  Accounts payable .......................     $  14,169      $  13,857
  Accrued liabilities.....................        24,578         28,911
  Current portion of long-term debt ......         7,501          6,322
                                               ---------      ---------
Total current liabilities ................        46,248         49,090
Other long-term liabilities ..............         9,314          9,630
Long term-debt, less current maturities ..        15,648         15,760
Minority interests .......................        10,803          9,748
SHAREHOLDERS' EQUITY
Capital stock ............................       389,386        388,769
Treasury stock ...........................        (2,623)        (2,623)
Option and warrant equity ................        10,520         11,035
Accumulated deficit ......................      (284,283)      (285,353)
                                               ---------      ---------
Total shareholders' equity ...............       113,000        111,828
                                               ---------      ---------
Total liabilities and shareholders' equity     $ 195,013      $ 196,056
                                               =========      =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                                        THREE MONTHS
                                                                                            ENDED
                                                                                          MARCH 31,
                                                                                   ----------------------
                                                                                     2003          2002
                                                                                   --------      --------
OPERATING ACTIVITIES
Net income (loss) for the period .............................................     $  1,070      $ (3,689)
Adjustments to reconcile net loss to net cash provided by operating activities
   Depreciation and amortization .............................................        5,554         5,082
   Loss on sale of fixed assets ..............................................           --           (52)
   Impairment of fixed assets and write down of investments ..................          203         2,133
   Minority interest and other ...............................................        1,541           623
Changes in operating assets and liabilities
   Accounts receivable .......................................................       (3,774)         (542)
   Prepaid expenses and other current assets .................................          282         1,462
   Accounts payable and accrued liabilities ..................................       (4,350)       (1,246)
                                                                                   --------      --------
CASH PROVIDED BY OPERATING ACTIVITIES ........................................          526         3,771
                                                                                   --------      --------
INVESTING ACTIVITIES
Purchase of fixed assets .....................................................       (1,613)         (976)
Proceeds from sale of  fixed assets ..........................................           --            52
Proceeds from the sale of investments ........................................          144             4
Acquisitions and investments .................................................       (2,090)         (483)
Purchase of short-term investments ...........................................         (238)           --
Other ........................................................................           53            42
                                                                                   --------      --------
CASH USED FOR  INVESTING ACTIVITIES ..........................................       (3,744)       (1,361)
                                                                                   --------      --------
FINANCING ACTIVITIES
Restricted cash movement .....................................................           50             8
Principal payments of debt financing and capital leases ......................       (2,781)       (3,423)
Distributions to minority interests ..........................................         (630)         (322)
Proceeds from the issuance of common stock ...................................            6           133
                                                                                   --------      --------
CASH USED IN FINANCING ACTIVITIES ............................................       (3,355)       (3,604)
                                                                                   --------      --------
Net decrease in cash and cash equivalents ....................................       (6,573)       (1,194)
Cash and cash equivalents, beginning period ..................................       36,081        42,993
                                                                                   --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................     $ 29,508      $ 41,799
                                                                                   ========      ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

                                                                            TREASURY STOCK
                                                                        ----------------------
                                       COMMON STOCK
                                   ---------------------
                                                             OPTION
                                                               AND
                                                             WARRANT                             ACCUMULATED
                                     SHARES     AMOUNT       EQUITY      SHARES       AMOUNT       DEFICIT      TOTAL
                                   ---------   ---------    ---------   ---------    ---------    ---------    ---------
Balance December 31, 2002 .......     64,794   $ 388,769    $  11,035        (779)   $  (2,623)   $(285,353)   $ 111,828
 Shares issued as part
   of the employee
   share purchase plan...........         19           6                                                               6
 Options expired.................                    515         (515)
   Shares issued on acquisition..        100          96                                                              96
 Net income for the period.......                                                                     1,070        1,070
                                   ---------   ---------    ---------   ---------    ---------    ---------    ---------
 Balance March 31, 2003..........     64,913   $ 389,386    $  10,520        (779)   $  (2,623)   $(284,283)   $ 113,000
                                   =========   =========    =========   =========    =========    =========    =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

March 31, 2003
(Unaudited)

1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the December 31, 2002 Transition Report on Form 10-K for the seven-month period ended December 31, 2002 filed by TLC Vision Corporation (the "Company" or "TLC Vision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003. The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its majority-owned subsidiaries. The ownership interests of other parties in less than wholly owned consolidated subsidiaries are presented as minority interests.

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

      The unaudited interim consolidated financial statements for the three-month period ended March 31, 2002 include certain reclassifications to conform with classifications for the three-month period ended March 31, 2003.

      Net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. The diluted average shares outstanding calculation for the three months ended March 31, 2002 excludes outstanding options and warrants because they would be anti-dilutive.

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded no compensation expense during the quarter ended March 2003. The following table illustrates the pro forma net income (loss) and net income (loss) per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------
                                                                 2003             2002
                                                               -------           -------
Net income (loss), as reported ......................          $ 1,070           $(3,689)
Adjustments for SFAS No. 123 ........................             (269)             (483)
                                                               -------           -------
Pro forma net income (loss) .........................          $   801           $(4,172)
                                                               =======           =======
Pro forma income (loss) per share - basic and diluted          $   .01           $  (.11)
                                                               =======           =======

3.    ACQUISITION

      On March 3, 2003, Midwest Surgical Services, Inc. a subsidiary of TLC Vision, entered into a purchase agreement to acquire 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and issued 100,000 of its common shares of TLC Vision. The Company also agreed to make additional cash payments up to $1.9 million over a three-year period if certain financial targets are achieved. Net assets acquired were $2.1 million, which included $2.0 million of goodwill. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

4.    EQUIPMENT FINANCING

      During the quarter ended March 31, 2003, the Company entered into a three-year capital lease for equipment to upgrade its laser technology. Monthly payments for the three year period will total $3.2 million, payable based on the number of procedure cards acquired during the month with any remaining balance due at the end of the financing period.

5.    SEGMENT INFORMATION

      The Company has two reportable segments: refractive and cataract. The refractive segment is the core focus of the Company and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers, Company-managed laser centers and the access and mobile refractive business of LaserVision, acquired May 15, 2002. The cataract segment provides surgery specifically for the treatment of cataracts. The Company acquired the cataract segment in the LaserVision acquisition, therefore no amounts are shown for that segment in the three month period ended March 31, 2002. The other segment consists of healthcare businesses that provide network marketing and management to optometrists, manage cataract and eye care centers and develop and manage professional healthcare facilities. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

      Doctor's compensation as presented in the segment information of the financial statements represents the cost to the Company of engaging experienced and knowledgeable ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements, it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. In such cases, the costs associated with arranging for these professionals to furnish professional services are reported as a cost of the professional corporation and not of the Company.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's business units were acquired or developed as a unit, and management at the time of acquisition was retained.

      The following tables set forth information by segments:

THREE MONTHS ENDED MARCH  31, 2003
            (IN THOUSANDS)                             REFRACTIVE          CATARACT            OTHER              TOTAL
                                                       ----------          --------            -----              -----
Revenues.............................................   $ 41,852           $  5,376           $  6,362           $ 53,590
Expenses
   Doctor compensation...............................      3,001                 --                 36              3,037
   Operating.........................................     32,749              4,607              4,590             41,946
   Depreciation expense..............................      3,095                561                226              3,882
   Amortization of intangibles.......................      1,576                 96                 --              1,672
   Write down in the fair value of investments.......        203                 --                 --                203
                                                        --------           --------           --------           --------
                                                          40,624              5,264              4,852             50,740
                                                        --------           --------           --------           --------
Income from operations...............................      1,228                112              1,510              2,850
Interest expense, net and other......................        248                (40)              (208)                --
Minority interest....................................       (893)                --               (648)            (1,541)
Income taxes.........................................        (82)                --               (157)              (239)
                                                        --------           --------           --------           --------
Net income (loss)....................................   $    501           $     72           $    497           $  1,070
                                                        ========           ========           ========           ========

THREE MONTHS ENDED MARCH  31, 2002
            (IN THOUSANDS)                             REFRACTIVE          CATARACT           OTHER              TOTAL
                                                       ----------          --------           -----              -----
Revenues.............................................   $ 32,670           $     --          $  4,272           $ 36,942
Expenses
   Doctor compensation...............................      3,071                 --                                3,071
   Operating.........................................     26,578                                3,549             30,127
   Depreciation......................................      1,940                 --               151              2,091
   Reduction in carrying value of fixed assets.......        572                 --                                  572
   Amortization of intangibles.......................      2,289                 --               109              2.398
   Write down in fair value of investments...........        501                 --                                  501
   Restructuring charge..............................        651                 --                                  651
                                                        --------           --------          --------           --------
                                                          35,602                 --             3,809             39,411
                                                        --------           --------          --------           --------
Income (loss) from operations........................     (2,932)                                 463             (2,469)
Interest expense, net and other......................       (383)                --                32               (351)
Minority interest....................................       (482)                --              (141)              (623)
Income taxes.........................................         17                 --              (263)              (246)
                                                        --------           --------          --------           --------
Net income (loss)....................................   $ (3,780)          $     --          $     91           $ (3,689)
                                                        ========           ========          ========           ========

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash transactions:

                                        THREE MONTHS ENDED MARCH 31,
                                            ------------------
                                             2003          2002
                                             ----          ----
Capital assets financed and leased ....     $3,639          --
Options expired .......................        515          --
Common stock issued for acquisition ...         96

      Cash paid for the following:

                     THREE MONTHS ENDED MARCH 31,
                        --------------------
                        2003            2002
                        ----            ----
Interest ...........  $1,016           $  911
Income taxes .......     109            1,468

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "plans," "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Transition Report on Form 10-K for the period ended December 31, 2002. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC Vision" shall mean TLC Vision Corporation and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

OVERVIEW

      TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) and its subsidiaries ("TLC Vision" or the "Company") is a diversified healthcare service company focused on working with physicians to provide high quality patient care primarily in the eye care segment. The Company's core business revolves around refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business model includes arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. The Company also furnishes independent surgeons with mobile or fixed site access to cataract surgery equipment and services through its Midwest Surgical Services, Inc. ("MSS") subsidiary. In addition, the Company owns a 51% majority interest in Vision Source, which provides optometric franchise opportunities to independent optometrists. Through its OR Partners and Aspen Healthcare divisions, TLC Vision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. In 2002, the Company formed a joint venture with Vascular Sciences Corporation ("Vascular Sciences") to create OccuLogix, L.P., a partnership focused on the treatment of an eye disease, known as dry age-related macular degeneration, via rheopheresis (Rheo), a process for filtering blood. The Company also owns and manages a Rheo clinic in Canada.

      Effective June 1, 2002, the Company changed its fiscal year-end from May 31 to December 31.

      In accordance with an Agreement and Plan of Merger with LaserVision, the Company completed a business combination with LaserVision on May 15, 2002, which resulted in LaserVision becoming a wholly owned subsidiary of TLC Vision. Accordingly, LaserVision's results are included in the Company's statement of operations beginning on the date of acquisition. LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The Company believes that the combined companies can provide a broader array of services to eye care professionals to ensure these individuals may provide superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

      The Company serves surgeons who performed over 62,000 procedures including cataract procedures at the Company's centers or using the Company's laser access during the three-month period ended March 31, 2003.

      The Company is assessing patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. The Company's cost reduction initiatives continue to target the effective use of funds and the Company is also pursuing growth initiative's focusing on future development opportunities for the Company in other healthcare services.

RECENT DEVELOPMENTS

      On March 3, 2003, Midwest Surgical Services, Inc. a subsidiary of TLC Vision, entered into a purchase agreement to acquire 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and issued 100,000 of its common shares of TLC Vision. The Company also agreed to make additional cash payments up to $1.9 million over a three-year period if certain financial targets are achieved. Net assets acquired were $2.1 million, which included $2.0 million of goodwill.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

      As used herein, "existing TLC Vision" refers to TLC Vision locations in existence prior to the merger with LaserVision in May 2002.

      Total revenues for the three months ended March 31, 2003 were $53.6 million, a $16.7 million increase over revenues of $36.9 million for the three months ended March 31, 2002. During the three-month period ended March 31, 2003, LaserVision added $21.9 million of revenues while the existing TLC Vision revenue decreased by $5.2 million or 14%. Approximately 78% of total revenues for the three months ended March 31, 2003 were derived from refractive services compared to 88% during the three months ended March 31, 2002.

      Revenues from the refractive segment for the three months ended March 31, 2003 were $41.9 million, an increase of $9.2 million or 28%, over revenues of $32.7 million from refractive activities for the three months ended March 31, 2002. LaserVision added $15.6 million of refractive revenues, while the existing TLC Vision refractive revenue decreased by $6.4 million, or 20%.

      Revenues from owned centers for the three months ended March 31, 2003 were $15.3 million, an increase of $0.7 million, or 5%, from the revenues of $14.6 million for the three months ended March 31, 2002. LaserVision accounted for $4.7 million of such revenues, while the existing TLC Vision revenue decreased by $4.0 million, or 27%.

      Revenues from managed centers for the three months ended March 31, 2003 were $15.6 million, a decrease of $2.5 million, or 14%, from the revenues of $18.1 million for the three months ended March 31, 2002. As LaserVision does not have a managed service product, there was no contribution from LaserVision for the three months ended March 31, 2003.

      Revenues from access services for the three months ended March 31, 2003 were $10.9 million. Because access revenues are a product offering of LaserVision only, the Company did not report any associated access revenue in the three months ended March 31, 2002 for the existing TLC Vision business.

      Approximately 53,500 refractive procedures were performed in the three months ended March 31, 2003, compared to approximately 26,300 procedures for the three months ended March 31, 2002. LaserVision accounted for 29,000 procedures while procedures from the existing TLC Vision decreased by 1,800 to 24,500. The Company believes that the reduction in procedure volume was indicative of overall conditions in the laser vision correction industry. The laser vision correction industry has experienced uncertainty resulting from a number of issues. Being an elective procedure, laser vision correction volumes have been depressed by economic and stock market conditions, rising unemployment and the uncertainty associated with the war on terrorism currently being experienced in North America which are reflected in the consumer confidence index. Also contributing to the decline was a wide range in consumer prices for laser vision correction procedures, the bankruptcies of a number of deep discount laser vision correction companies, the ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company.

      The cost of refractive revenues from eye care centers for the three months ended March 31, 2003 was $29.7 million, an increase of $7.4 million, or 33%, over the cost of refractive revenues of $22.3 million for the three months ended March 31, 2002.

LaserVision cost of revenue for 2002 was $11.2 million while the existing TLC Vision's cost of revenue decreased by $3.8 million, or 17%.

      The cost of revenues from owned centers for the three months ended March 31, 2003 was $11.9 million, an increase of $1.4 million, or 13%, from the cost of revenues of $10.5 million from the three months ended March 31, 2002. LaserVision cost of revenue for 2002 was $4.0 million while the existing TLC Vision cost of revenue decreased $2.6 million, or 25%.

      The cost of revenues from managed centers for the three months ended March 31, 2003 was $10.6 million, a decrease of $0.6 million, or 5%, from the cost of revenues of $11.2 million from the three months ended March 31, 2002. As LaserVision does not have a managed service product, the Company did not report any additional cost from LaserVision for the three months ended March 31, 2002.

      The cost of revenues from access services for the three months ended March 31, 2003 was $7.2 million. Access services are a product offering of LaserVision only, therefore, there was no associated access cost of revenue in the three months ended March 31, 2002 from the existing TLC Vision business.

      Reductions in cost of revenue were consistent with reduced doctor compensation resulting from lower procedure volumes, reductions in royalty fees on laser usage and reduced personnel costs. The cost of revenues for refractive centers include a fixed cost component for infrastructure of personnel, facilities and minimum equipment usage fees which has resulted in cost of revenues decreasing at a slower rate than the decrease in the associated revenues. Most refractive equipment was depreciated using 25% declining balance method in 2003 compared to a 20% declining balance method in 2002. If the Company had used a 25% declining method in the prior year then the depreciation expense for the prior year would have been approximately $0.5 million higher.

      Revenues from other healthcare services for the three months ended March 31, 2003, were $11.7 million, an increase of $7.4 million from revenues of $4.3 million for the three months ended March 31, 2002. LaserVision accounted for $6.3 million of the increase while the existing TLC Vision revenue increased by $1.1 million, or 26%. The increase in existing TLC revenues reflected revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries. Approximately 22% of the total revenues for the three months ended March 31, 2003 were derived from other healthcare services compared to 12% during the three months ended March 31, 2002. The higher mix of other healthcare services for the quarter is indicative of the Company's stated diversification strategy to increase non-refractive eye care services.

      The cost of revenues from other healthcare services for the three months ended March 31, 2003 was $7.5 million, an increase of $5.1 million, from cost of revenues of $2.4 million for the three months ended March 31, 2002. LaserVision accounted for $4.3 million of the increase while the existing TLC Vision cost of revenues increased by $0.8 million. The increase in cost of revenue reflected the increase in revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries.

      General, administrative and development expenses increased to $8.0 million for the three months ended March 31, 2003 from $7.8 million for the three months ended March 31, 2002. Because the Company has reduced overhead, infrastructure and development cost as part of the Company's cost reduction initiatives, the combined infrastructure cost of TLC Vision and LaserVision was only 2% higher than cost incurred by TLC Vision during the three months ended March 31, 2002 despite the 103% increase in refractive procedure volume. As a result general administrative expenses as percentage of revenue decreased to 15% from 21% compared to the prior year quarter.

      Marketing expenses increased to $3.7 million for the three months ended March 31, 2003 ( including Laservision) from $3.3 million for the three months ended March 31, 2002 (excluding Laservision).

      Amortization expenses decreased to $1.7 million for the three months ended March 31, 2003 from $2.4 million for the three months ended March 31, 2001. The decrease in amortization expense was largely a result of the significant impairment charge in May 2002, which reduced the fair value of Practice Management Agreements and the related ongoing amortization.

      TLC Vision management wrote down its investment in a marketable equity security by $0.2 million during the three months ended March 31, 2003 due to an other than temporary decline in its value.

      Other income and expense for the three months ended March 31, 2003 consisted primarily of $0.4 million from the settlement of a class-action lawsuit.

      Interest expense, net reflects interest income from the Company's cash position offset by interest expense from debt and lease obligations. Interest income has decreased since the Company has reduced cash and cash equivalent balances during the three months ended March 31, 2003 compared to the corresponding period in the prior year.

      Income tax expense was flat at $0.2 million for the three-month period ended March 31, 2003 from $0.2 million for the three months ended March 31, 2002. The $0.2 million tax expense consisted of federal and state taxes of $0.2 million for certain of the Company's subsidiaries where a consolidated federal and state tax return cannot be filed.

      The income for the three months ended March 31, 2003 was $1.1 million or $0.02 per share compared to a loss of $3.7 million or $0.10 per share for the three months ended March 31, 2003. This improvement reflects the increase in revenue and margin from the acquisition of Laservision and a positive impact of the cost-cutting initiatives in rationalizing the operations of the combined company with the goal of maximizing future profitability.

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended March 31, 2003, the Company continued to focus its activities primarily on increasing procedure volumes at its centers and reducing operating costs. Cash and cash equivalents, short-term investments and restricted cash were $35.2 million at March 31, 2003 compared to $41.6 million at December 31, 2002. Working capital at March 31, 2003 was $12.6 million an increase of $0.1 million compared to December 31, 2002.

      The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, and the purchase of a cataract surgery business. Normal operating expenses include doctor compensation, procedure royalty fees, procedure and medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

      During the three months ended March 31, 2003, the Company invested $1.6 million in fixed assets and received vendor lease financing for $3.6 million of fixed assets.

      The Company does not expect to purchase additional lasers during the next 12 to 18 months, however, existing lasers may need to be upgraded. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

      The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for the next 12 to 18 months.

      At December 31, 2002 the Company had $4.2 million of exit liabilities primarily related to the restructuring of operations in connection with the LaserVision merger. During the three months ended March 31, 2003 we made cash payments of $0.9 million for these exit liabilities.

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2003. The cash flows provided by operating activities during the three months ended March 31, 2003 are primarily due to the net income of $1.1 million in the period plus non-cash items including depreciation and amortization of $5.6 million, $0.2 million of non-cash write-offs related to investment write downs and $1.5 million for minority interest, offset by the increase of net operating assets of $7.9 million. The increase in net operating assets consist of a decrease in prepaid expenses of $0.3 million and a $3.8 million increase in accounts receivable due primarily to higher procedure volume and timing differences related to collection of accounts receivable from professional corporations compared to December 2002 and a $4.4 million decrease in accounts payable and accrued liabilities due to the settlement of disputed amounts with a major vendor and state agencies, severance payments and timing differences. Settlement of litigation or payment of accrued liabilities in future periods could reduce cash without affecting working capital.

CASH USED FOR INVESTING ACTIVITIES

      Net cash used for investing activities was $3.7 million for the three months ended March 31, 2003. Cash used in investing during the three-month period ended March 31, 2003 included $2.0 million for business acquisitions, $1.6 million for the acquisition of equipment and $0.2 million for a purchase of a short term investment, offset by $0.1 million from the sale of investments and subsidiaries.

CASH USED FOR FINANCING ACTIVITIES

      Net cash used for financing activities was $3.4 million for the three months ended March 31, 2003. Net cash used for financing activities during the three months ended March 31, 2003 was primarily utilized during the period for repayment of certain notes payable and capitalized lease obligations of $2.8 million and distribution to minority interests of $0.6 million.

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

In the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company identified and reported upon certain aspects of its internal control procedures and processes that resulted in inefficiencies in processing of certain financial transactions for such period. As part of the Company's overall evaluation of the Company's controls and procedures conducted in connection with the completion of this Quarterly Report on Form 10-Q for the three months ended March 31, 2003, the Company has concluded that the processing of certain financial transactions during the period were again negatively impacted by certain transitional issues related to the relocation of the Company's finance department from Toronto to St. Louis, temporary reductions in staffing levels caused by unfilled positions in the finance department and implementation of a new financial accounting software package. The Company has implemented or is in the process of implementing, a number of improvements which will improve these procedures, including enhanced staffing levels, additional training on accounting system software, implementation of a pre-review system of monthly operating results by field management and establishment of a cross-functional team to streamline various payments and process.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            There have been no changes in legal proceedings from that reported in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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


                              TLC VISION CORPORATION

                              By:    /s/   Elias Vamvakas
                                     --------------------
                                           Elias Vamvakas
                                           Chairman and Chief Executive Officer
                                           May 15, 2003

                              By:    /s/   B. Charles Bono III
                                     -------------------------
                                           B. Charles Bono III
                                           Chief Financial Officer
                                           May 15, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003
      /s/ Elias Vamvakas
      Elias Vamvakas

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003
      /s/ B. Charles Bono III
      ---------------------------
      B. Charles Bono III

                                 EXHIBIT INDEX

No.            Description
---            -----------
99.1           CEO's Certification of periodic financial report pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section
               1350.

99.2           CFO's Certification of periodic financial report pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section
               1350