Form 10-Q
period 2003-06-30
TLC VISION CORP
filed 2003-08-14
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2003
                             COMMISSION FILE NUMBER:
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

     As of August 11, 2003 there were 64,620,840 of the registrant's Common Shares outstanding.

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.                   Consolidated Financial Statements (unaudited)
                                    Consolidated Statements of Operations for the
                                    three and six months ended June 30, 2003 and 2002
                                    Consolidated Balance Sheets at June 30, 2003 and
                                    December 31, 2002
                                    Consolidated Statements of Cash Flows for the six
                                    months ended June 30, 2003 and June 30, 2002
                                    Consolidated Statement of Stockholders' Equity
                                    Notes to Interim Consolidated Financial Statements

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

          Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)




                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
                                                      2003           2002           2003           2002
                                                   ----------      -----------    ---------      ----------
Revenues
  Refractive
       Owned ..................................     $  12,987      $  12,874      $  28,263      $  27,448
       Managed ................................        13,250         13,704         28,897         31,800
       Access .................................         9,647          7,665         20,576          7,665
  Other healthcare services ...................        11,648          8,864         23,386         13,136
                                                    ---------      ---------      ---------      ---------
Total revenues ................................        47,532         43,107        101,122         80,049
                                                    ---------      ---------      ---------      ---------
Cost of revenues
  Refractive
       Owned ..................................        10,819          9,172         22,716         19,713
       Managed ................................         9,817          9,523         20,463         20,746
       Access .................................         6,481          5,002         13,643          5,002
       Reduction in fair value of capital
        assets ................................            --            915             --          1,487
  Other healthcare services ...................         7,950          6,415         15,430          8,765
                                                    ---------      ---------      ---------      ---------
Total cost of revenues ........................        35,067         31,027         72,252         55,713
                                                    ---------      ---------      ---------      ---------
  Gross margin ................................        12,465         12,080         28,870         24,336
                                                    ---------      ---------      ---------      ---------

General and administrative and development ....         8,313         11,228         16,332         19,061
Marketing .....................................         3,496          3,702          7,157          7,044
Amortization of intangibles ...................         1,678          2,389          3,350          4,787
Impairment of goodwill and other intangible
  assets ......................................            --         81,720             --         81,720
Write down in the fair value of investments
  and long-term receivables ...................          (651)         4,502           (448)         5,003
Restructuring and other charges ...............         1,720          6,340          1,720          6,991
                                                    ---------      ---------      ---------      ---------
                                                       14,556        109,881         28,111        124,606
                                                    ---------      ---------      ---------      ---------
Operating Income (Loss) .......................        (2,091)       (97,801)           759       (100,270)
  Other income and (expense):
  Other income, net ...........................           198             --            566             --
  Interest expense, net .......................          (393)          (293)          (761)          (644)
  Minority interests ..........................          (961)           (67)        (2,502)          (690)
                                                    ---------      ---------      ---------      ---------
Loss before income taxes and cumulative
  effect of accounting change .................        (3,247)       (98,161)        (1,938)      (101,604)
Income tax expense ............................          (206)          (622)          (445)          (868)
Loss before cumulative effect of accounting
  change ......................................        (3,453)       (98,783)        (2,383)      (102,472)
                                                    ---------      ---------      ---------      ---------
Cumulative effect of accounting change ........            --        (15,174)            --        (15,174)
                                                    ---------      ---------      ---------      ---------

Net Loss ......................................     $  (3,453)     $(113,957)     $  (2,383)     $(117,646)
                                                    =========      =========      =========      =========
Loss before cumulative effect of accounting
  change per share - basic and diluted ........     $   (0.05)     $   (1.93)     $   (0.04)     $   (2.29)
Cumulative effect of accounting change per
  share - basic and diluted ...................            --          (0.29)            --          (0.34)
                                                    ---------      ---------      ---------      ---------
Net Loss per share - basic & diluted ..........     $   (0.05)     $   (2.22)     $   (0.04)     $   (2.63)
                                                    =========      =========      =========      =========
Weighted average number of common shares
  outstanding - basic and diluted .............        63,457         51,220         63,435         44,695

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                  (UNAUDITED)
                                                    JUNE 30,     DECEMBER 31,
                                                     2003            2002
                                                  -----------    ------------
ASSETS
Current assets
  Cash and cash equivalents ..................     $  28,626      $  36,081
  Short-term investments .....................         1,881          1,557
  Accounts receivable ........................        17,939         14,155
  Prepaids and other current assets ..........        11,065          9,820
                                                   ---------      ---------
   Total current assets ......................        59,511         61,613
Restricted cash ..............................         4,414          3,975
Investments and other assets .................         2,614          2,442
Intangibles, net .............................        26,145         29,326
Goodwill, net ................................        43,233         40,697
Fixed assets .................................        57,908         58,003
                                                   ---------      ---------
Total assets .................................     $ 193,825      $ 196,056
                                                   =========      =========

LIABILITIES
Current liabilities
  Accounts payable ...........................     $   9,676      $  13,857
  Accrued liabilities ........................        31,459         28,911
  Current portion of long-term debt ..........         8,351          6,322
                                                   ---------      ---------
    Total current liabilities ................        49,486         49,090
Other long-term liabilities ..................         6,221          9,630
Long term-debt, less current maturities ......        17,003         15,760
Minority interests ...........................        10,669          9,748

SHAREHOLDERS' EQUITY
Capital stock ................................       390,893        388,769
Treasury stock ...............................        (2,623)        (2,623)
Option and warrant equity ....................         9,912         11,035
Accumulated deficit ..........................      (287,736)      (285,353)
                                                   ---------      ---------
Total shareholders' equity ...................       110,446        111,828
                                                   ---------      ---------
Total liabilities and shareholders' equity ...     $ 193,825      $ 196,056
                                                   =========      =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)


                                                                          SIX MONTHS ENDED JUNE 30
                                                                          ------------------------
                                                                             2003            2002
                                                                          ----------      --------
OPERATING ACTIVITIES
Net loss for the period ...............................................     $ (2,383)     (117,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization ......................................       11,047        10,454
   Intangible Impairment - cumulative effect of accounting change .....           --        15,174
   Intangible Impairment ..............................................           --        81,720
   (Gain) loss on disposal of fixed assets ............................         (391)        1,069
  Impairment of fixed assets and write down of investments and
  notes receivable ....................................................         (402)        6,287
  Restructuring and other costs .......................................          527         2,402
  Minority interests ..................................................        2,502           158
Changes in operating assets and liabilities:
  Accounts receivable .................................................       (3,784)         (999)
  Prepaid expenses and other current assets ...........................       (1,160)        1,124
  Accounts payable and accrued liabilities ............................       (5,055)         (453)
                                                                            --------      --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......................          901          (710)

INVESTING ACTIVITIES
Purchase of fixed assets ..............................................       (2,587)         (928)
Proceeds from sale of fixed assets ....................................          548            56
Proceeds from the sale of investments .................................          221           636
Cash acquired with LaserVision Centers acquisition ....................           --         7,319
Acquisitions and investments ..........................................       (2,622)       (3,635)
Purchase of short-term investments ....................................         (324)          529
Other .................................................................          273           179
                                                                            --------      --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......................       (4,491)        4,156

FINANCING ACTIVITIES
Restricted cash .......................................................         (439)         (145)
Principal payments of debt financing and capital leases ...............       (3,979)       (4,357)
Distributions to minority interests ...................................       (1,802)         (273)
Proceeds from debt financing ..........................................        1,450           304
Proceeds from the issuance of common stock ............................          905           149
                                                                            --------      --------
CASH USED IN FINANCING ACTIVITIES .....................................       (3,865)       (4,322)
                                                                            --------      --------

Net decrease in cash and cash equivalents .............................       (7,455)         (876)
Cash and cash equivalents, beginning period ...........................       36,081        42,993
                                                                            --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................     $ 28,626        42,117
                                                                            ========      ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                      COMMON STOCK                        TREASURY STOCK
                                ---------------------                 ------------------------
                                                           OPTION
                                                             AND
                                                           WARRANT                               ACCUMULATED
                                  SHARES      AMOUNT       EQUITY      SHARES         AMOUNT       DEFICIT       TOTAL
                                ---------   ---------    ----------   ----------    ----------   -----------   ---------
Balance December 31, 2002 ...      64,794   $ 388,769    $   11,035         (779)   $   (2,623)   $(285,353)   $ 111,828
 Shares issued as part of
  the employee share
  purchase plan .............          27          32                                                                 32
 Exercise of stock
  options ...................         321         873                                                                873
 Option and warrant
  reductions ................                   1,123        (1,123)                                                   0
 Shares issued for
  acquisition ...............         100          96                                                                 96
 Net loss for the period ....                                                                        (2,383)      (2,383)
                                ---------   ---------    ----------   ----------    ----------    ---------    ---------
 Balance June 30, 2003 ......      65,242   $ 390,893    $    9,912         (779)   $   (2,623)   $(287,736)   $ 110,446
                                =========   =========    ==========   ==========    ==========    =========    =========

See the accompanying notes to unaudited interim consolidated financial statements.


TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

June 30, 2003 (Unaudited)

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

     On May 15, 2002, the Company merged with Laser Vision Centers, Inc. ("LaserVision"), and the results of LaserVision's operations have been included in the Company's consolidated financial statements since that date. LaserVision provides access to excimer lasers, microkeratomes, other equipment and value-added support services to eye surgeons for laser vision correction and the treatment of cataracts.

     The unaudited interim consolidated financial statements for the three and six-month periods ended June 30, 2002 include certain reclassifications to conform with classifications for the three and six-month periods ended June 30, 2003.

     Net loss per share was computed using the weighted average number of common shares outstanding during each period. The diluted average shares outstanding calculation for the three and six months ended June 30, 2002 excludes outstanding options and warrants because they would be anti-dilutive as well as 712,500 common shares held in escrow.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded no compensation expense during the three and six month periods ended June 30, 2003. The following table illustrates the pro forma loss and net loss per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ---------------------------       --------------------------
                                                 2003              2002             2003            2002
                                               ---------        ---------        ---------        ---------
Net loss, as reported ..................       $  (3,453)       $(113,957)       $  (2,383)       $(117,646)
Adjustments for SFAS No. 123 ...........            (259)            (412)            (528)            (895)
                                               ---------        ---------        ---------        ---------
Pro forma net loss .....................       $  (3,712)       $(114,369)       $  (2,911)       $(118,541)
                                               =========        =========        ---------        ---------
Pro forma loss per share - basic and
diluted ................................       $    (.06)       $   (2.23)       $    (.05)       $   (2.65)
                                               =========        =========        =========        =========

3. ACQUISITION

     On March 3, 2003, Midwest Surgical Services, Inc. a subsidiary of TLC Vision, acquired 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and issued 100,000 of its common shares. The Company also agreed to make additional cash payments up to $1.9 million over a three-year period if certain financial targets are achieved. Net assets acquired were $2.1 million, which included $2.0 million of goodwill. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

4. EQUIPMENT FINANCING

     During the six months ended June 30, 2003, the Company entered into three-year financing agreements with two of its laser suppliers for equipment to upgrade its laser technology. Payments for the three year period will total $5.0 million, payable based on the number of procedure cards acquired during the month with any remaining balance due at the end of the financing period.

5. SEGMENT INFORMATION

     The Company has two reportable segments: refractive and cataract. The refractive segment is the core focus of the Company and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers, Company-managed laser centers and the access and mobile refractive business of LaserVision acquired May 15, 2002. The cataract segment provides service specifically for the surgical treatment of cataracts. The Company acquired the cataract segment in the LaserVision acquisition, therefore only 45 days of transactions are represented for that segment in the three and six month periods ended June 30, 2002. The other segment consists of healthcare businesses that provide network marketing and management to optometrists, manage cataract and eye care centers and develop and manage professional healthcare facilities. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

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

     The following tables set forth information by segments (in thousands):


         THREE MONTHS ENDED JUNE 30, 2003                 REFRACTIVE       CATARACT        OTHER           TOTAL
         --------------------------------                 ----------       --------       --------        --------
Revenues ...........................................       $ 35,884        $  6,196       $  5,452        $ 47,532
Expenses
  Doctor compensation ..............................          2,582              --             50           2,632
  Operating ........................................         31,539           5,273          3,616          40,429
  Depreciation .....................................          3,024             579            212           3,815
  Amortization of intangibles ......................          1,359             108            211           1,678
  Write down in the fair value of investment and
    long term receivables ..........................           (651)             --             --            (651)
   Restructuring charge ............................          1,720              --             --           1,720
                                                           --------        --------       --------        --------
                                                             39,573           5,960          4,090          49,623
                                                           --------        --------       --------        --------
Income (loss) from operations ......................         (3,689)            236          1,362          (2,091)
Interest (expense) income, net and other ...........              5              39           (239)           (195)
Minority interests .................................           (261)             --           (700)           (961)
Income taxes .......................................             33              18           (257)           (206)
                                                           --------        --------       --------        --------
Net income (loss) ..................................       $ (3,913)       $    293       $    167        $ (3,453)
                                                           ========        ========       ========        ========



        THREE MONTHS ENDED JUNE 30, 2002               REFRACTIVE        CATARACT          OTHER             TOTAL
        --------------------------------               ----------        ---------        ---------        ---------
Revenues ........................................       $  34,243        $   1,884        $   6,980        $  43,107
Expenses
  Doctor compensation ...........................           2,393               --               --            2,393
  Operating .....................................          31,130            1,406            6,872           39,408
  Depreciation ..................................           2,523              157              439            3,119
  Reduction in fair value of capital assets .....             915               --               --              915
  Amortization of intangibles ...................           2,361               30              120            2,511
  Intangible impairment .........................          69,705               --           12,015           81,720
  Write down in fair value of investments and
    long term receivables .......................           2,486               --            2,016            4,502
  Restructuring charge ..........................           6,340               --               --            6,340
                                                        ---------        ---------        ---------        ---------
                                                          117,853            1,593           21,462          140,908
                                                        ---------        ---------        ---------        ---------
Income (loss) from operations ...................         (83,610)             291          (14,482)         (97,801)
Interest (expense) income, net and other ........            (289)             (12)               8             (293)
Minority interests ..............................             137               --             (204)             (67)
Income taxes ....................................            (471)              --             (151)            (622)
                                                        ---------        ---------        ---------        ---------
Net income (loss) before cumulative effect of
  accounting change .............................       $ (84,233)       $     279        $ (14,829)       $ (98,783)
                                                        =========        =========        =========        =========

          SIX MONTHS ENDED JUNE 30, 2003                REFRACTIVE       CATARACT           OTHER            TOTAL
          ------------------------------                ---------        ---------        ---------        ---------
Revenues ........................................       $  77,736        $  11,572        $  11,814        $ 101,122
Expenses
  Doctor compensation ...........................           5,583               --               86            5,669
  Operating .....................................          64,288            9,880            8,206           82,375
  Depreciation ..................................           6,119            1,140              438            7,697
  Amortization of intangibles ...................           2,935              204              211            3,350
  Write down in the fair value of investments
    and long-term receivables ...................            (448)              --               --             (448)
   Restructuring charge .........................           1,720               --               --            1,720
                                                        ---------        ---------        ---------        ---------
                                                           80,197           11,224            8,942          100,363
                                                        ---------        ---------        ---------        ---------
Income (loss) from operations ...................          (2,461)             348            2,872              759
Interest (expense) income, net and other ........             253               (1)            (447)            (195)
Minority interests ..............................          (1,154)              --           (1,348)          (2,502)
Income taxes ....................................             (49)              18             (414)            (445)
                                                        ---------        ---------        ---------        ---------
Net income (loss) ...............................       $  (3,412)       $     365        $     664        $  (2,383)
                                                        =========        =========        =========        =========

              SIX MONTHS ENDED JUNE 30, 2002            REFRACTIVE       CATARACT          OTHER            TOTAL
              ------------------------------            ---------        ---------        ---------        ---------
Revenues ........................................       $  66,913        $   1,884        $  11,252        $  80,049
Expenses
  Doctor compensation ...........................           5,464               --               --            5,464
  Operating .....................................          57,708            1,406           10,421           69,535
  Depreciation ..................................           4,463              157              590            5,210
  Reduction in fair value of capital assets .....           1,487               --               --            1,487
  Amortization of intangibles ...................           4,650               30              229            4,909
  Intangible impairment .........................          69,705               --           12,015           81,720
  Write down in fair value of investments and
    long term investments .......................           2,987               --            2,016            5,003
  Restructuring charge ..........................           6,991               --                             6,991
                                                        ---------        ---------        ---------        ---------
                                                          153,455            1,593           25,271          180,319
                                                        ---------        ---------        ---------        ---------
Income (loss) from operations ...................         (86,542)             291          (14,019)        (100,270)
Interest (expense) income, net and other ........            (672)             (12)              40             (644)
Minority interests ..............................            (345)              --             (345)            (690)
Income taxes ....................................            (454)              --             (414)            (868)
                                                        ---------        ---------        ---------        ---------
Net income (loss) before cumulative effect of
  accounting change .............................       $ (88,013)       $     279        $ (14,738)       $(102,472)
                                                        =========        =========        =========        =========


6. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash transactions:

                                                   SIX MONTHS ENDED JUNE  30,
                                                   --------------------------
                                                      2003            2002
                                                   ---------        ---------
Capital assets financed and leased ..........       $  5,592             --
Options and warrant reductions ..............          1,123             --
Common stock issued for acquisition .........             96        111,058
Treasury stock arising from acquisition .....             --         (2,432)
Issue of options arising from acquisition ...             --         11,001

    Cash paid for the following:

                                         SIX MONTHS ENDED JUNE 30,
                                        ---------------------------
                                          2003                2002
                                        ------               ------
Interest ................               $1,633               $  933
Income taxes ............                  160                1,752


7. RESTRUCTURING CHARGES

     During the three and six months ended June 30, 2003, the Company recorded a $1.7 million restructuring charge for the closure of four centers. Restructuring charges included $0.4 million of ongoing lease payment obligations, $0.6 million of severance and other cash payments, and $0.7 million of write-downs of fixed assets and other assets. The severance and other cash payments will be paid out in 2003 and 2004, while the lease costs will be paid out over the remaining term of the leases.

     In the three and six months ended June 30, 2002, the Company recorded restructuring charges of $6.3 million and $7.0 million respectively. During the three months ended June 30, 2002, charges consisted of cash payments of $4.0 million primarily for severance, lease costs, and closure costs, and $2.3 million in non-cash costs related to the write-off of fixed assets at closed centers. Restructuring charges of $0.7 million incurred in the three months ended March 31, 2002 primarily related to severance costs.

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

     The Company serves surgeons who performed over 120,000 procedures including refractive and cataract surgery procedures at the Company's centers or using the Company's laser access during the six-month period ended June 30, 2003.

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

RECENT DEVELOPMENTS

     On March 3, 2003, Midwest Surgical Services, Inc. a subsidiary of TLC Vision, acquired 100% of American Eye Instruments, Inc. ("AEI"), which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and issued 100,000 of its common shares of TLC Vision. The Company also agreed to make additional cash payments up to $1.9 million over a three-year period if certain financial targets are achieved. Net assets acquired were $2.1 million, which included $2.0 million of goodwill. The results of AEI have been included in the consolidated financial statements since the date of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002

     As used herein, "existing TLC Vision" refers to TLC Vision locations in existence prior to the merger with LaserVision in May 2002.

     Total revenues for the three months ended June 30, 2003 were $47.5 million, an increase of $4.4 million or 10% over revenues of $43.1 million for the three months ended June 30, 2002. During the three-month period ended June 30, 2003, LaserVision added $20.6 million of revenues, an increase of $9.3 million from $11.3 million in the prior year. Existing TLC Vision revenue of $26.9 million decreased by $4.9 million or 15% from $31.8 million in the prior year. Approximately 75% of total revenues for the three months ended June 30, 2003 were derived from refractive services compared to 79% during the three months ended June 30, 2002.

     Revenues from the refractive segment for the three months ended June 30, 2003 were $35.9 million, an increase of $1.7 million or 5%, over revenues of $34.2 million from refractive activities for the three months ended June 30, 2002. LaserVision added $13.5 million of refractive revenues, an increase of $5.0 million from $8.5 million in the prior year. Existing TLC Vision refractive revenue of $22.4 million decreased by $3.3 million, or 13%, from $25.7 million a year ago. The existing TLC Vision decrease was largely due to the impact of lost procedures at centers closed within the last year.

     Revenues from owned centers for the three months ended June 30, 2003 were $13.0 million, an increase of $0.1 million from the revenues of $12.9 million for the three months ended June 30, 2002. LaserVision accounted for $3.8 million of such revenues, up $3.0 million from $0.8 million the prior year, while the existing TLC Vision revenue of $9.2 million decreased by $2.9 million, or 24%, from $12.1 million in the prior year.

     Revenues from managed centers for the three months ended June 30, 2003 were $13.3 million, a decrease of $0.4 million, or 3%, from the revenues of $13.7 million for the three months ended June 30, 2002. As LaserVision does not have a managed service product, there was no contribution from LaserVision for the three months ended June 30, 2003.

     Revenues from access services for the three months ended June 30, 2003 were $9.6 million, an increase of $1.9 million from the revenues of $7.7 million for the three months ended June 30, 2002. Because access revenues are a product offering of LaserVision only, access revenue for the three months ended June 30, 2002 reflects sales beginning with the LaserVision acquisition on May 15, 2002.

     Approximately 44,600 refractive procedures were performed in the three months ended June 30, 2003, compared to approximately 35,900 procedures for the three months ended June 30, 2002. LaserVision procedures of 24,100 increased by 9,000 from the 15,100 procedures performed subsequent to the LaserVision acquisition during the second quarter of 2002 while procedures from the existing TLC Vision of 20,500 decreased by 300 or 1% from 20,800 during the three months ended June 30, 2002. The Company believes that the continuing reduction in existing TLC Vision procedure volume is indicative of overall conditions in the laser vision correction industry. Existing TLC Vision Centers that closed within the last year also contributed to the procedure volume decrease.

     Over the last few years, the laser vision correction industry has experienced uncertainty resulting from a number of issues. Being an elective procedure, laser vision correction volumes have been depressed by economic and stock market conditions, rising unemployment, and the uncertainty associated with the war on terrorism currently being experienced in North America, all of which are reflected in a deteriorated consumer confidence index. Also contributing to the decline was a wide range in consumer prices for laser vision correction procedures, bankruptcies of a number of deep discount laser vision correction companies, ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company.

     The cost of refractive revenues from eye care centers for the three months ended June 30, 2003 was $27.1 million, an increase of $2.5 million, or 10%, over the cost of refractive revenues of $24.6 million for the three months ended June 30, 2002. LaserVision cost of revenue for the three months ended June 30, 2003 was $10.3 million, an increase of $4.7 million over $5.6 million in the prior year. Existing TLC Vision cost of revenue of $16.8 million decreased by $2.2 million, or 12% from $19.0 million in the prior year. The existing TLC Vision decrease was largely due to the impact of lost procedures at centers closed within the last year.

     The cost of revenues from owned centers for the three months ended June 30, 2003 was $10.8 million, an increase of $1.6 million, from the cost of revenues of $9.2 million from the three months ended June 30, 2002. LaserVision cost of revenue for the three months ended June 30, 2003, was $3.8 million, up $3.2 million from $0.6 million in the prior year, while the existing TLC Vision cost of revenue of $7.0 million decreased $1.6 million, or 19%, from $8.6 million in the prior year.

     The cost of revenues from managed centers for the three months ended June 30, 2003 was $9.8 million, an increase of $0.3 million, or 3%, from the cost of revenues of $9.5 million from the three months ended June 30, 2002. As LaserVision does not have a managed service product, the Company did not report any additional cost from LaserVision for the three months ended June 30, 2002.

     The cost of revenues from access services for the three months ended June 30, 2003 was $6.5 million, an increase of $1.5 million from the cost of revenues of $5.0 million during the three months ended June 30, 2002. Access services are a product offering of LaserVision only, therefore, cost of revenues represent procedures performed subsequent to the LaserVision acquisition in May 2002.

     During the three months ended June 30, 2002, the Company recorded a $0.9 million charge to reflect the reduction in the value of capital assets. No adjustments were recorded in the current year.

     Increases in overall cost of refractive revenues were primarily related to increased procedures volume and a change in depreciation method. Doctor's compensation, royalty fees on laser usage, personnel costs and other costs increased due to higher volume associated with the LaserVision acquisition. Most refractive equipment was depreciated using a 25% declining balance method in 2003 compared to a 20% declining balance method in 2002. If the Company had used a 25% declining method in the prior year then the depreciation expense for the prior year would have been approximately $0.3 million higher.

     Revenues from other healthcare services for the three months ended June 30, 2003, were $11.6 million, an increase of $2.7 million from revenues of $8.9 million for the three months ended June 30, 2002. LaserVision accounted for $7.1 million, an increase of $4.3 million over a $2.8 million in the prior year, while the existing TLC Vision revenue of $4.5 million decreased by $1.6 million from $6.1 million, or 26%. The decrease in existing TLC revenues reflect a $0.5 million decline due to the sale of the Company's Pure Laser Hair Removal and Treatment Clinics, Inc. ("Pure") subsidiary in July 2002 and a $0.5 million timing difference between quarters for the network marketing and management subsidiaries. Approximately 25% of the total revenues for the three months ended June 30, 2003 were derived from other healthcare services compared to 21% during the three months ended June 30, 2002. The higher mix of other healthcare services for the quarter is indicative of the Company's stated diversification strategy to increase non-refractive eye care services.

     The cost of revenues from other healthcare services for the three months ended June 30, 2003 was $8.0 million, an increase of $1.6 million, or 25%, from cost of revenues of $6.4 million for the three months ended June 30, 2002. LaserVision accounted for $4.8 million, an increase of $2.9 million from $1.9 million in the prior year, while the existing TLC Vision cost of revenues of $3.2 million decreased by $1.3 million from $4.5 million in the prior year. The decrease in existing TLC Vision cost of revenues primarily relates to $0.5 million resulting from the sale of Pure and a $0.6 million timing difference between quarters for the network marketing and management subsidiary.

     General, administrative and development expenses decreased to $8.3 million for the three months ended June 30, 2003 from $11.2 million for the three months ended June 30, 2002, a decrease of $2.9 million, or 26%. Of this $2.9 million decrease, $1.0 million relates to development costs expensed by the Company during the three months ended

June 30, 2002 for payments to Vascular Sciences. No development costs have been incurred during 2003. The Company also recognized $0.9 million as a reduction in general, administrative and development costs related to a litigation settlement for eyeVantage during the three months ended June 30, 2003. Employee medical claims of $0.5 million, a $0.2 million lease settlement and $0.3 million of professional fees offset this reduction during the three months ended June 30, 2003. In addition, the Company has reduced overhead, infrastructure and development cost as part of the Company's cost reduction initiative. As a result, the combined infrastructure cost of TLC Vision and LaserVision was significantly lower from the prior year despite a 24% increase in refractive procedure volume. General, administrative, and development expenses as percentage of revenue decreased to 17% from 26% compared to the prior year quarter.

     Marketing expenses decreased to $3.5 million for the three months ended June 30, 2003 from $3.7 million for the three months ended June 30, 2002. Marketing expenses as a percentage of revenue decreased to 7% from 9% in the prior year.

     Amortization expenses decreased to $1.7 million for the three months ended June 30, 2003 from $2.4 million for the three months ended June 30, 2002. The decrease in amortization expense was largely a result of significant impairment charges in May 2002, which reduced the fair value of Practice Management Agreements and the related ongoing amortization.

     The Company's adoption of SFAS 142 resulted in a transitional impairment loss of $15.2 million, which was recorded as a cumulative effect of a change in accounting principle during the three months ended June 30, 2002. In addition, the Company's operating results for the three months ended June 30, 2002 included a non-cash pretax charge of $50.7 million to reduce the carrying value of goodwill for which the carrying value exceeded the fair value as of May 31, 2002, including $45.9 million related to the impairment of goodwill from the acquisition of LaserVision and $4.8 million for the impairment of goodwill from prior acquisitions.

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

     Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets included within the scope of the Statement be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable - that is, information indicates that an impairment might exist. Given the significant decrease in the trading price of the Company's common stock, current period operating or cash flow loss combined with its history of operating or cash flow losses, the Company identified certain practice management agreements where the recoverability was impaired. As a result, the Company recorded an impairment charge of $31 million in during the three months ended June 30, 2002.

     During the three months ended June 30, 2003, the Company recorded a $0.6 million adjustment to partially reverse a previous write down in the fair value of long-term receivables. The Company recorded this adjustment during the quarter due to a consistent payment history and continually improving financial strength of the debtor.

     The Company recorded $1.7 million of restructuring charges during the quarter ended June 30, 2003 resulting from the closing of four unprofitable centers. The Company had recorded a $6.3 million restructuring charge during the three months ended June 30, 2002.

     Other income and expense for the three months ended June 30, 2003 of $0.2 million primarily resulted from the gain on sale of assets from previously closed centers.

     Interest expense of $0.4 million reflects interest income from the Company's cash position offset by interest expense from debt and lease obligations. Interest income has decreased since the Company has reduced cash and cash equivalent balances during the three months ended June 30, 2003 compared to the corresponding period in the prior year.

     Income tax expense of $0.2 million for the three-month period ended June 30, 2003 decreased by $0.4 million from $0.6 million for the three months ended June 30, 2002. The $0.2 million tax expense consisted of federal and state taxes for certain of the Company's subsidiaries where a consolidated federal and state tax return cannot be filed.

     The net loss for the three months ended June 30, 2003 was $3.5 million or $0.05 per share compared to a loss of $114.0 million or $2.22 per share for the three months ended June 30, 2002. This improvement reflects the increase in revenue and margin from the acquisition of LaserVision and a positive impact of the cost-cutting initiatives in rationalizing the operations of the combined company with the goal of maximizing future profitability.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     As used herein, "existing TLC Vision" refers to TLC Vision locations in existence prior to the merger with LaserVision in May 2002.

     Total revenues for the six months ended June 30, 2003 were $101.1 million, an increase of $21.1 million or 26% over revenues of $80.0 million for the six months ended June 30, 2002. During the six-month period ended June 30, 2003, LaserVision contributed revenues of $42.5 million, an increase of $31.2 million from the $11.3 million of revenues earned from the date of acquisition in May 2002 in the prior year. Existing TLC Vision revenue of $58.6 million for the three months ended June 30, 2003 decreased by $10.1 million or 15% from $68.7 million from the prior year. Approximately 77% of total revenues for the six months ended June 30, 2003 were derived from refractive services compared to 84% during the three months ended June 30, 2002.

     Revenues from the refractive segment for the six months ended June 30, 2003 were $77.7 million, an increase of $10.8 million or 16%, over revenues of $66.9 million from refractive activities for the six months ended June 30, 2002. LaserVision added $29.1 million of refractive revenues, a $20.6 million increase over the prior year of $8.5 million, while the existing TLC Vision refractive revenue of $48.6 million decreased by $9.8 million, or 17% from the prior year revenue of $58.4 million. The decrease in existing TLC Vision refractive revenue was largely due to the impact of lower procedure volumes, including lost procedures at centers closed within the last year.

     Revenues from owned centers for the six months ended June 30, 2003 were $28.3 million, an increase of $0.9 million over $27.4 million from the prior year. LaserVision accounted for $8.5 million of such revenues during the six months ended June 30, 2003, an increase of $7.7 million from the prior year revenue of $0.8 million. The existing TLC Vision revenue of $19.8 million decreased by $6.8 million or 26% from the prior year revenue of $26.6 million.

     Revenues from managed centers for the six months ended June 30, 2003 were $28.9 million, a decrease of $2.9 million, or 9%, from the revenues of $31.8 million for the six months ended June 30, 2002. As LaserVision does not have a managed service product, there was no contribution from LaserVision for the three months ended June 30, 2003.

     Revenues from access services for the six months ended June 30, 2003 were $20.6 million, an increase of $12.9 million from the revenues of $7.7 million for the six months ended June 30, 2002. Prior year LaserVision revenues are only from the date of acquisition in May 2002. Because access revenues are a product offering of LaserVision only, the Company did not report any associated access revenue in the six months ended June 30, 2002 for the existing TLC Vision business.

     Approximately 98,100 refractive procedures were performed in the six months ended June 30, 2003, compared to approximately 62,200 procedures for the six months ended June 30, 2002. LaserVision accounted for 53,100 procedures, up 38,000 from the 15,100 procedures performed subsequent to the LaserVision acquisition in 2002. Procedures from the existing TLC Vision of 45,000 decreased by 2,100 from 47,100 in the prior year. As previously stated, the Company believes that the reduction in procedure volume at existing TLC Vision centers was partially related to centers closed during the past year, but also is indicative of overall conditions in the laser vision correction industry.

     The cost of refractive revenues from eye care centers for the six months ended June 30, 2003 was $56.8 million, an increase of $9.9 million, or 21%, over the cost of refractive revenues of $46.9 million for the six months ended June 30, 2002. LaserVision cost of revenue was $21.5 million, an increase of $15.9 million over $5.6 million in the prior year, while the existing TLC Vision cost of revenue of $35.3 million decreased by $6.0 million or 15% from $41.3 million in the prior year. The decrease in existing TLC Vision cost of refractive revenues were largely due to the impact of lower procedure volumes, including lost procedures at centers closed within the last year.

     The cost of revenues from owned centers for the six months ended June 30, 2003 was $22.7 million, a decrease of $3.0 million, or 15%, from the cost of revenues of $19.7 million from the six months ended June 30, 2002. LaserVision cost of revenue for the six months ended June 30, 2003 was $7.9 million, an increase of $7.3 million from $0.6 million in the prior year. The existing TLC Vision cost of revenue of $14.8 million decreased $4.3 million or 23% from $19.1 million in the prior year.

     The cost of revenues from managed centers for the six months ended June 30, 2003 was $20.5 million, a decrease of $0.2 million, or 1%, from the cost of revenues of $20.7 million from the six months ended June 30, 2002. As LaserVision does not have a managed service product, the Company did not report any additional cost from LaserVision for the three months ended June 30, 2002.

     The cost of revenues from access services for the six months ended June 30, 2003 was $13.6 million, up $8.6 million from $5.0 million subsequent to the LaserVision merger in May 2002. Access services are a product offering of LaserVision only, therefore, there was no associated access cost of revenue in the six months ended June 30, 2002 from the existing TLC Vision business.

     During the six months ended June 30, 2002, the Company recorded $1.5 million in charges to reflect the reduction in value of certain capital assets. No adjustments have been recorded in the prior year.

     Reductions in cost of revenue for the existing TLC Vision business component were consistent with reduced doctor compensation resulting from lower existing TLC Vision procedure volumes, reductions in royalty fees on laser usage, and reduced personnel and medical supplies. The cost of revenues for refractive centers include fixed cost components for infrastructure of personnel, facilities and minimum equipment usage fees which caused cost of revenues for existing TLC Vision centers to decrease at a slower rate than the percentage decrease in the associated revenues. In addition, most refractive equipment was depreciated using a 25% declining balance method in 2003 compared to a 20% declining balance method in 2002. If the Company had used a 25% declining method in the prior year then the depreciation expense for the prior year would have been approximately $0.8 million higher.

     Revenues from other healthcare services for the six months ended June 30, 2003, were $23.4 million, an increase of $10.3 million from revenues of $13.1 million for the six months ended June 30, 2002. LaserVision revenue of $13.4 million accounted for $10.6 million of the increase while the existing TLC Vision revenue of $10.0 million decreased by $0.3 million, or 3%. The decrease in existing TLC Vision revenue resulted primarily from a $1.0 million decline related to the sale of Pure in July 2002 offset by growth in the Company's ongoing businesses. Approximately 23% of the total revenues for the six months ended June 30, 2003 were derived from other healthcare services compared to 16% during the six months ended June 30, 2002. The higher mix of other healthcare services for the quarter is indicative of the Company's stated diversification strategy to increase non-refractive eye care services.

     The cost of revenues from other healthcare services for the six months ended June 30, 2003 was $15.4 million, an increase of $6.6 million, from cost of revenues of $8.8 million for the six months ended June 30, 2002. LaserVision cost of revenues of $9.1 million accounted for $7.2 million of the increase while the existing TLC Vision cost of revenues of $6.3 million decreased by $0.6 million. The decrease in existing TLC Vision cost of revenues primarily reflects $1.0 million related to the sale of Pure offset by growth in the Company's ongoing businesses.

     General, administrative and development expenses decreased to $16.3 million for the six months ended June 30, 2003 from $19.1 million for the six months ended June 30, 2002. Of this $2.8 million decrease, $2.0 million relates to development costs expensed by the company during the six months ended June 30, 002 related to payments of $1.0 million each to Tracey Technologies and Vascular Sciences. No development costs have been incurred during 2003. In addition, the Company recognized $0.9 million as a reduction in general, administrative and development costs related to a litigation settlement for eyeVantage during the six months ended June 30, 2003. Employee medical claims of $0.5 million, a lease settlement of $0.2 million, and $0.3 million of professional fees offset this reduction. Because the Company has reduced overhead, infrastructure and development cost as part of the Company's cost reduction initiatives, the combined infrastructure cost of TLC Vision and LaserVision was lower than the cost incurred by TLC Vision during the six months ended June 30, 2002 despite a 58% increase in refractive procedure volume. As a result, general administrative expenses as percentage of revenue decreased to 16% from 24% compared to the prior year.

     Marketing expenses increased to $7.2 million for the six months ended June 30, 2003 from $7.0 million for the six months ended June 30, 2002. Marketing expenses increased only $0.2 million despite LaserVision expenses that were incurred for the entire six months in 2003 compared to 45 days of expenses during the prior year.

     Amortization expenses decreased to $3.4 million for the six months ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002. The decrease in amortization expense of $1.4 million was largely a result of the significant impairment charge in the six months ended June 30, 2002, which reduced the fair value of Practice Management Agreements and the related ongoing amortization.

     The Company's adoption of SFAS 142 resulted in a transitional impairment loss of $15.2 million, which was recorded as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. In addition, the Company's operating results for the six months ended June 30, 2002 included a non-cash pretax charge of $50.7 million to reduce the carrying value of goodwill for which the carrying value exceeded the fair value as of May 31, 2002, including $45.9 million related to the impairment of goodwill from the acquisition of LaserVision and $4.8 million for the impairment of goodwill from prior acquisitions.

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

     Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets included within the scope of the Statement be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable - that is, information indicates that an impairment might exist. Given the significant decrease in the trading price of the Company's common stock, current period operating or cash flow loss combined with its history of operating or cash flow losses, the Company identified certain practice management agreements where the recoverability was impaired. As a result, the Company recorded an impairment charge of $31 million in during the six months ended June 30, 2002.

     During the six months ended June 30, 2003, the Company recorded a $0.4 million reduction in expenses related to the valuation of investments and long-term notes receivable. The Company reduced a reserve by $0.6 million related to a long-term receivable due to a consistent payment history and continually improving financial strength of the debtor and wrote down its investment in a marketable equity security by $0.2 million during the six months ended June 30, 2003 due to an other than temporary decline in its value. The Company also recorded adjustments to the value of investments and long-term receivables in the prior year due to similar valuation analyses.

     The Company recorded $1.7 million of restructuring charges during the quarter, primarily relating to the closing of four unprofitable centers. The Company had recorded a $7.0 million restructuring charge during the six months ended June 30, 2002.

     Interest expense, of $0.8 million for the six months ended June 30, 2003 reflects interest offset by income from the Company's cash position interest expense from debt and lease obligations. Interest income has decreased since the Company has reduced cash and cash equivalent balances during the six months ended June 30, 2003 compared to the corresponding period in the prior year. Accordingly, interest expense increased $0.2 million from $0.6 million in the prior year.

     Income tax expense of $0.4 million for the six-month period ended June 30, 2003 decreased $0.5 million from $0.9 million for the six months ended June 30, 2002 due to the favorable change in the taxable status of two subsidiaries. The $0.4 million tax expense consisted of federal and state taxes for certain of the Company's subsidiaries where a consolidated federal and state tax return cannot be filed.

     Net loss for the six months ended June 30, 2003 was $2.4 million or $0.04 per share compared to a loss of $117.6 million or $2.63 per share for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2003, the Company continued to focus its activities primarily on increasing procedure volumes at its centers and reducing operating costs. Cash and cash equivalents, short-term investments and restricted cash were $34.9 million at June 30, 2003 compared to $41.6 million at December 31, 2002. Working capital at June 30, 2003 was $10.0 million, a decrease of $2.5 million compared to the December 31, 2002 balance of $12.5 million. This decrease is primarily due to a reclassification from long term liabilities to current liabilities of a $2.1 million liability related to a litigation settlement related to eyeVantage.com. A reserve of $3.1 million had previously been established for this matter and had been recorded as a long-term liability as of December 31, 2002 and March 31, 2003.

     The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, and the purchase of the AEI cataract surgery business. Normal operating expenses include doctor compensation, procedure royalty fees, procedure and medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

     During the six months ended June 30, 2003, the Company invested $2.6 million in fixed assets and received vendor lease financing for $5.6 million of fixed assets.

     The Company does not expect to purchase additional lasers during the next 12 to 18 months, however, existing lasers may need to be upgraded. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

     The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for at least the next 12 to 18 months.

     At December 31, 2002 the Company had $4.2 million of liabilities primarily related to the restructuring of operations in connection with the LaserVision merger. During the six months ended June 30, 2003 the Company reserved an additional liability of $1.0 million for restructuring costs related to four center closings in 2003 and made cash payments of $1.4 million toward previous liability obligations, resulting in a $3.8 million liability at June 30, 2003.

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2003. The cash flows provided by operating activities during the six months ended June 30, 2003 are primarily due to non-cash items including $11.0 million of depreciation and amortization, $2.5 million for minority interests, and $0.5 million of non-cash restructuring costs offset by $2.4 million in net loss and a $10.0 million increase in net operating assets. The increase in net operating assets consist of a $1.2 million increase in prepaid expenses primarily due to annual insurance premiums, a $3.8 million increase in accounts receivable due primarily to higher procedure volume and timing differences related to collection of accounts receivable compared to December 2002, and a $5.0 million decrease in accounts payable and accrued liabilities. This decrease in liabilities relates to the payment of a brokers fee related to the LaserVision acquisition, settlement of disputed amounts with a major vendor and state agencies, and severance payments, offset by the reclassification of the eyeVantage litigation reserve from a long-term liability to a current liability. Payment of litigation settlement or payments of accrued liabilities in future periods could reduce cash without affecting working capital.

CASH USED IN INVESTING ACTIVITIES

     Net cash used for investing activities was $4.5 million for the six months ended June 30, 2003. Cash used in investing during the six-month period ended June 30, 2003 primarily included $2.6 million for business and investment acquisitions, $2.6 million for the acquisition of equipment and $0.3 million for a purchase of a short term investment, offset by $0.5 million from the sale of fixed assets and $0.2 million from the sale of investments and subsidiaries.

CASH USED IN FINANCING ACTIVITIES

     Net cash used for financing activities was $3.9 million for the six months ended June 30, 2003. Net cash used for financing activities during the six months ended June 30, 2003 was primarily utilized during the period for repayment of certain notes payable and capitalized lease obligations of $4.0 million and distribution to minority interests of $1.8 million offset by $1.5 million in proceeds from debt financing and $0.9 million in proceeds from the issuance of common stock.

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

     As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In September 2000, Eye Care Consultants, Inc. ("ECCI") filed a lawsuit against eyeVantage.com, TLC Laser Eye Centers Inc., and a former officer of TLC for breach of contract in the acquisition by eyeVantage.com of the InFocus System. Furthermore, principals of ECCI filed separate breach of contract claims, as well as claims purportedly arising under the Pennsylvania Wage Payment and Collection Law, due to their alleged wrongful termination. This case was set for trial in May 2003. Prior to trial, a settlement agreement was reached between all parties whereby TLC and eyeVantage paid a total of $2.15 million in July 2003 as full settlement of all claims.

     There have been no other changes in legal proceedings from that reported in the Company's annual report on Form 10-K for the year ended December 31, 2002.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on May 29, 2003. At the annual meeting, shareholders of the Company voted on the following proposals: (a) to confirm certain amendments to the by-laws of the Company; (b) to elect seven directors for the ensuing year; and (c) to appoint Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors. Each of the proposals, including the election of directors, was approved at the annual meeting.

     With respect to the approval confirming amendments to the by-laws of the Company, the following votes were cast:


     Votes in Favor         Votes Against        Abstentions
     --------------         -------------        -----------
       17,513,023             245,010              155,509

     With respect to the election of directors, the following votes were cast:

 Nominee                           Votes in Favor     Votes Withheld or Against
 -------                           --------------     -------------------------
Elias Vamvakas                         38,345,225          1,801,410
John F. Riegert                        38,346,213          1,800,422
Dr. William David Sullins, Jr.         38,354,393          1,792,242
Thomas N. Davidson                     38,351,313          1,795,322
Warren S. Rustand                      38,350,160          1,796,475
John J. Klobnak                        38,338,134          1,808,501
Dr. Richard Lindstrom                  38,350,263          1,796,372

     With respect to the appointment of Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors, the following votes were cast:

    Votes in Favor         Votes Against                Abstentions
    --------------         -------------                ------------
        39,935,673                     0                     88,799

ITEM 6. EXHIBITS AND REPORTS ON 8-K

    a. Exhibits:

31.1 CEO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2 CFO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1 CEO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2 CFO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

     b.   Reports on 8-K:

     A report on 8-K was furnished by the company under Item 9 on May 8, 2003 announcing Company's financial results for the quarter ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TLC VISION CORPORATION

                                      By:  /s/ Elias Vamvakas
                                           ------------------------------------
                                           Elias Vamvakas
                                           Chairman and Chief Executive Officer
                                           August 13, 2003

                                      By:  /s/ B. Charles Bono III
                                           ------------------------------------
                                           B. Charles Bono III
                                           Chief Financial Officer
                                           August 13, 2003

                                  EXHIBIT INDEX

EXHIBIT
   NO.   DESCRIPTION
-------  -----------
31.1     CEO's Certification required by Rule 13a-14(a) of the Securities
         Exchange Act of 1934, as amended.

31.2     CFO's Certification required by Rule 13a-14(a) of the Securities
         Exchange Act of 1934, as amended.

32.1     CEO's Certification of periodic financial report pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2     CFO's Certification of periodic financial report pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350