Form 10-Q
period 2003-09-30
TLC VISION CORP
filed 2003-11-14
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

     As of November 13, 2003 there were 66,112,000 of the registrant's Common Shares outstanding.

                                      INDEX

PART I. FINANCIAL INFORMATION

              Item 1.                 Consolidated Financial Statements (unaudited)
                                      Consolidated Statements of Operations for the
                                          three and nine months ended September 30, 2003 and
                                          2002
                                      Consolidated Balance Sheets at September 30, 2003 and
                                          December 31, 2002
                                      Consolidated Statements of Cash Flows for the nine
                                          months ended September 30, 2003 and 2002
                                      Consolidated Statement of Stockholders' Equity
                                      Notes to Interim Consolidated Financial Statements
              Item 2.                 Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations
              Item 3.                 Quantitative and Qualitative Disclosures about Market
                                          Risk
              Item 4.                 Controls and Procedures

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                  ----------------------------------------------------
                                                    2003          2002           2003           2002
                                                    ----          ----           ----           ----
Revenues
  Refractive
       Owned.................................     $  12,386    $   13,231    $   40,649      $  40,679
       Managed...............................        12,546        10,895        41,443         42,695
       Access................................         8,861         9,684        29,437         17,349
  Other healthcare services..................        12,221         9,992        35,607         23,128
                                                  ---------    ----------    ----------      ---------
Total revenues...............................        46,014        43,802       147,136        123,851
                                                  ---------    ----------    ----------      ---------
Cost of revenues
  Refractive
       Owned.................................        10,412        11,714        33,128         31,427
       Managed...............................         9,827         9,732        30,290         30,478
       Access................................         6,558         6,864        20,201         11,866
       Reduction in fair value of capital
        assets...............................            --            --            --          1,487
  Other healthcare services..................         7,752         6,185        23,182         14,950
                                                  ---------    ----------    ----------      ---------
Total cost of revenues.......................        34,549        34,495       106,801         90,208
                                                  ---------    ----------    ----------      ---------
  Gross margin...............................        11,465         9,307        40,335         33,643
                                                  ---------    ----------    ----------      ---------
General and administrative...................         8,023         9,478        24,355         26,539
Marketing....................................         3,118         3,688        10,275         10,732
Amortization of intangibles..................         1,665         1,556         5,015          6,343
Research and development                                975         2,000           975          4,000
Impairment of goodwill and other intangible
  assets.....................................            --            --            --         81,720
Adjustment to the fair value of investments
  and long-term receivables .................           231            --          (217)         5,003
Restructuring and other charges..............            --         1,064         1,720          8,055
                                                  ---------    ----------    ----------      ---------
                                                     14,012        17,786        42,123        142,392
                                                  ---------    ----------    ----------      ---------
Operating loss...............................        (2,547)       (8,479)       (1,788)      (108,749)
Other income and (expense):
  Other income, net .........................            74         6,627           640          6,627
  Interest expense, net .....................          (325)         (258)       (1,086)          (902)
  Minority interests.........................        (1,110)         (132)       (3,612)          (822)
                                                  ---------    ----------    ----------      ---------

Loss before income taxes.....................        (3,908)       (2,242)       (5,846)      (103,846)
Income tax expense...........................          (182)         (290)         (627)        (1,158)
                                                  ---------    ----------    ----------      ---------

Net loss.....................................     $  (4,090)   $   (2,532)   $   (6,473)     $(105,004)
                                                  =========    ==========    ==========      =========

Net loss per share - basic and diluted.......     $   (0.06)   $    (0.04)   $    (0.10)     $   (2.05)
                                                  =========    ==========     =========      =========
Weighted average number of common shares
  outstanding - basic and diluted............        64,743        64,056        63,888         51,220

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                              (UNAUDITED)
                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                  2003         2002
                                                             -------------  ------------
ASSETS
Current assets
  Cash and cash equivalents................................    $   25,328    $   36,081
  Restricted cash - current ...............................         3,211            --
  Short-term investments  .................................           769         1,557
  Accounts receivable......................................        18,800        14,155
  Prepaids and other current assets  ......................        10,758         9,820
                                                               ----------    ----------
   Total current assets....................................        58,866        61,613
Restricted cash - non-current..............................         1,349         3,975
Investments and other assets...............................         2,308         2,442
Intangibles, net...........................................        24,575        29,326
Goodwill, net..............................................        47,990        40,697
Fixed assets...............................................        57,175        58,003
                                                               ----------    ----------
Total assets...............................................    $  192,263    $  196,056
                                                               ==========    ==========

LIABILITIES

Current liabilities

  Accounts payable.........................................    $   11,579    $   13,857
  Accrued liabilities......................................        29,540        28,911
  Current portion of long-term debt........................         9,602         6,322
                                                               ----------    ----------
    Total current liabilities..............................        50,721        49,090
Other long-term liabilities................................         3,394         9,630
Long term-debt, less current maturities....................        16,633        15,760
Minority interests.........................................        10,354         9,748

SHAREHOLDERS' EQUITY
Capital stock..............................................       396,884       388,769
Treasury stock.............................................        (2,429)       (2,623)
Option and warrant equity..................................         8,532        11,035
Accumulated deficit........................................      (291,826)     (285,353)
                                                               ----------    ----------
Total shareholders' equity.................................       111,161       111,828
                                                               ----------    ----------
Total liabilities and shareholders' equity.................    $  192,263    $  196,056
                                                               ==========    ==========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                              NINE MONTHS ENDED
                                                                          -----------------------
                                                                                SEPTEMBER 30
                                                                                ------------
                                                                             2003         2002
                                                                             ----         ----
OPERATING ACTIVITIES
Net loss for the period ................................................  $  (6,473)    $(105,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization .........................................     16,807        16,341
 Intangible impairment .................................................         --        81,720
 (Gain) loss on disposal of fixed assets ...............................       (538)        2,122
 Impairment of fixed assets and adjustment to the value of
  investments and notes receivable .....................................       (171)        6,287
 Write off of investment in research and development arrangements ......        975         4,000
 Restructuring and other costs .........................................        527         2,402
 Minority interests and other ..........................................      3,612           446
Changes in operating assets and liabilities:
 Accounts receivable ...................................................     (4,348)       (1,154)
 Prepaid expenses and other current assets .............................       (307)        7,207
 Accounts payable and accrued liabilities ..............................     (7,766)       (2,215)
                                                                          ---------     ---------
CASH PROVIDED BY OPERATING ACTIVITIES ..................................      2,318        12,152

INVESTING ACTIVITIES
Purchase of fixed assets ...............................................     (3,724)       (2,458)
Investment in research and development arrangements ....................       (975)       (4,000)
Proceeds from sale of fixed assets .....................................        548           721
Proceeds from the sale of investments ..................................        221           690
Cash acquired with LaserVision Centers acquisition .....................         --         7,319
Acquisitions and investments ...........................................     (7,457)      (11,319)
(Purchase) sale of short-term investments ..............................        788        (6,914)
Other ..................................................................        305          (111)
                                                                          ---------     ---------
CASH USED IN INVESTING ACTIVITIES ......................................    (10,294)      (16,072)

FINANCING ACTIVITIES
Restricted cash ........................................................       (585)           59
Principal payments of debt financing and capital leases ................     (5,565)       (8,300)
Distributions to minority interests ....................................     (3,593)       (1,082)
Purchase of treasury stock .............................................         --           (50)
Proceeds from debt financing ...........................................      1,450           304
Proceeds from the issuance of capital stock ............................      5,516           236
                                                                          ---------     ---------
CASH USED IN FINANCING ACTIVITIES ......................................     (2,777)       (8,833)
                                                                          ---------     ---------

Net decrease in cash and cash equivalents ..............................    (10,753)      (12,753)
Cash and cash equivalents, beginning period ............................     36,081        42,993
                                                                          ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................  $  25,328     $  30,240
                                                                          =========     =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                                          OPTION
                                        COMMON STOCK        AND      TREASURY STOCK
                                     -----------------    WARRANT   -----------------    ACCUMULATED
                                     SHARES    AMOUNT      EQUITY   SHARES    AMOUNT       DEFICIT       TOTAL
                                     ------   --------   ---------  ------   --------    -----------    ---------
Balance December 31, 2002            64,794   $388,769   $  11,035   (779)   $ (2,623)   $ (285,353)    $ 111,828
 Shares issued as part of
  employee benefit plans..........       49        147                196         194                         341

 Exercise of stock options........    1,444      5,369                                                      5,369

 Option and warrant reductions....               2,503      (2,503)                                            --

 Shares issued for acquisition....      100         96                                                         96

 Net loss for the period..........                                                           (6,473)       (6,473)
                                     ------   --------   ---------   ----    --------    ----------     ---------
 Balance September 30, 2003.......   66,387   $396,884   $   8,532   (583)   $ (2,429)   $ (291,826)    $ 111,161
                                     ======   ========   =========   ====    ========    ==========     =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

September 30, 2003 (Unaudited)

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

   The unaudited interim consolidated financial statements for the three- and nine-month periods ended September 30, 2002 include certain reclassifications to conform with classifications for the three- and nine-month periods ended September 30, 2003.

   Net loss per share was computed using the weighted average number of common shares outstanding during each period. The diluted average shares outstanding calculation for the three and nine months ended September 30, 2002 excludes outstanding options and warrants (because they would be anti-dilutive), treasury stock and 712,500 outstanding common shares held in escrow.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

   The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded no compensation expense during the three- and nine-month periods ended September 30, 2003 and 2002. The following table illustrates the pro forma loss and net loss per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                               THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------        -------------------------------
                                                 2003                   2002             2003                 2002
                                                 ----                   ----             ----                 ----
Net loss, as reported......................    $ (4,090)              $  (2,532)       $ (6,473)            $(105,004)
Adjustments for SFAS No. 123...............        (227)                   (270)           (755)               (1,165)
                                               --------               ---------        --------             ---------
Pro forma net loss.........................    $ (4,317)              $  (2,802)       $ (7,228)            $(106,169)
                                               ========               =========        --------             ---------
Pro forma net loss per share - basic and
  diluted..................................    $   (.07)              $    (.04)       $   (.11)            $   (2.07)
                                               ========               =========        ========             =========

3. ACQUISITIONS

   On March 3, 2003, Midwest Surgical Services, Inc., a subsidiary of TLC Vision, acquired 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and issued 100,000 of its common shares. The Company also agreed to make additional cash payments up to $1.9 million over a three-year period if certain financial targets are achieved. Net assets acquired were $2.1 million, which included $2.0 million of goodwill.

   On September 2, 2003, OR Partners, Inc. a subsidiary of TLC Vision, acquired 58% of Phoenix Eye Surgical Center, LLC, which operates an ambulatory surgery center primarily performing cataract surgery. The Company paid $3.8 million in cash for its interest and received net assets with a book value of $0.2 million. The $3.6 million balance was recorded as intangible assets, primarily goodwill.

   The results of operations for both acquired companies have been included in the consolidated statements of operations of the Company since the respective dates of acquisition.

4. EQUIPMENT FINANCING

   During the nine months ended September 30, 2003, the Company entered into two- and three-year financing agreements with two of its laser suppliers for equipment to upgrade its laser technology. Payments related to this financing will total $6.7 million over the next two to three years. Amounts payable are based on the number of procedure cards acquired during the month with any remaining balance due at the end of the financing period or on a flat monthly payment basis over the term of the loan.

5. SEGMENT INFORMATION

   The Company has two reportable segments: refractive and cataract. The refractive segment is the core focus of the Company and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers, Company-managed laser centers and the access and mobile refractive business of LaserVision acquired May 15, 2002. The cataract segment provides services specifically for the surgical treatment of cataracts. The Company acquired the cataract segment in the LaserVision acquisition, therefore only transactions since the date of acquisition are represented for that segment in the three-month and nine-month periods ended September 30, 2002. The other segment consists of healthcare businesses that provide network marketing and management to optometrists, manage cataract and eye care centers and develop and manage professional healthcare facilities. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

   Doctor's compensation as presented in the segment information of the financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements, it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. In such cases, the costs associated with arranging for these professionals to furnish professional services are reported as a cost of the professional corporation and not of the Company.

   The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies.

   The following tables set forth information by segments (in thousands):

       THREE MONTHS ENDED SEPTEMBER 30, 2003          REFRACTIVE     CATARACT      OTHER        TOTAL
-------------------------------------------------     ----------     --------   ----------   ----------
Revenues.........................................      $  33,793     $  6,531   $    5,690   $   46,014
Expenses
  Doctor compensation............................          2,424           --           31        2,455
  Operating......................................         29,890        5,272        3,978       39,140
  Research and development                                    --           --          975          975
  Depreciation...................................          3,518          620          (43)       4,095
  Amortization of intangibles....................          1,461           95          109        1,665
  Write down in the fair value of investment and
    long-term receivables........................            231           --           --          231
                                                       ---------     --------   ----------   ----------
                                                          37,524        5,987        5,050       48,561
                                                       ---------     --------   ----------   ----------
Income (loss) from operations....................         (3,731)         544          640       (2,547)
Interest (expense) income, net and other.........              5          (39)        (217)        (251)
Minority interests...............................           (422)          --         (688)      (1,110)
Income taxes.....................................            (85)          --          (97)        (182)
                                                       ---------     --------   ----------   ----------
Net income (loss)................................      $  (4,233)    $    505   $     (362)  $   (4,090)
                                                       =========     ========   ==========   ==========

       THREE MONTHS ENDED SEPTEMBER 30, 2002          REFRACTIVE     CATARACT      OTHER        TOTAL
------------------------------------------------      ----------     --------   ----------   ----------
Revenues........................................       $  33,810     $  5,519   $    4,473   $   43,802
Expenses
  Doctor compensation...........................           3,063           --           --        3,063
  Operating.....................................          32,294        4,253        3,984       40,531
  Research and development                                    --           --        2,000        2,000
  Depreciation..................................           3,359          488          220        4,067
  Amortization of intangibles...................           1,361           91          104        1,556
  Restructuring charge..........................           1,064           --           --        1,064
                                                       ---------     --------   ----------   ----------
                                                          41,141        4,832        6,308       52,281
                                                       ---------     --------   ----------   ----------
Income (loss) from operations...................          (7,331)         687       (1,835)      (8,479)
Interest (expense) income, net and other........           5,604          (26)         791        6,369
Minority interests..............................             (42)          --          (90)        (132)
Income taxes....................................            (100)          (1)        (189)        (290)
                                                       ---------     --------  -----------   ----------
Net income (loss) before cumulative effect of
  accounting change.............................       $  (1,869)    $    660   $   (1,323)  $   (2,532)
                                                       =========     ========   ==========   ==========

       NINE MONTHS ENDED SEPTEMBER 30, 2003           REFRACTIVE     CATARACT      OTHER        TOTAL
-------------------------------------------------     ----------     --------   ----------   ----------
Revenues.........................................      $ 111,529     $ 18,103   $   17,504   $  147,136
Expenses
  Doctor compensation............................          8,007           --          117        8,124
  Operating......................................         94,178       15,152       12,185      121,515
  Research and development                                    --           --          975          975
  Depreciation...................................          9,637        1,760          395       11,792
  Amortization of intangibles....................          4,396          299          320        5,015
  Write down in the fair value of investments
    and long-term receivables....................           (217)          --           --         (217)
  Restructuring charge...........................          1,720           --           --        1,720
                                                       ---------     --------   ----------   ----------
                                                         117,721       17,211       13,992      148,924
                                                       ---------     --------   ----------   ----------
Income (loss) from operations....................         (6,192)         892        3,512       (1,788)
Interest (expense) income, net and other.........            257          (40)        (663)        (446)

Minority interests...............................         (1,576)          --       (2,036)      (3,612)
Income taxes.....................................           (134)          18         (511)        (627)
                                                       ---------     --------   ----------   ----------
Net income (loss)................................      $  (7,645)    $    870   $      302   $   (6,473)
                                                       =========     ========   ==========   ==========

       NINE MONTHS ENDED SEPTEMBER 30, 2002           REFRACTIVE     CATARACT      OTHER        TOTAL
------------------------------------------------      ----------     --------   ----------   ----------
Revenues........................................       $ 100,723     $  7,403   $   15,725   $  123,851
Expenses
  Doctor compensation...........................           8,527           --           --        8,527
  Operating.....................................          88,002        5,659       14,405      108,066
  Research and development                                 1,000           --        3,000        4,000
  Depreciation..................................           7,822          645          810        9,277
  Reduction in fair value of capital assets.....           1,487           --           --        1,487
  Amortization of intangibles...................           6,011          121          333        6,465
  Intangible impairment.........................          69,705           --       12,015       81,720
  Write down in fair value of investments and
    long term investments.......................           2,987           --        2,016        5,003
  Restructuring charge..........................           8,055           --           --        8,055
                                                       ---------     --------   ----------   ----------
                                                         193,596        6,425       32,579      232,600
                                                       ---------     --------   ----------   ----------
Income (loss) from operations...................         (92,873)         978      (16,854)    (108,749)
Interest (expense) income, net and other........           4,932          (38)         831        5,725
Minority interests..............................            (387)          --         (435)        (822)
Income taxes....................................            (554)          (1)        (603)      (1,158)
                                                       ---------     --------   ----------   ----------
Net income (loss)                                      $ (88,882)    $    939   $  (17,061)  $ (105,004)
                                                       =========     ========   ==========   ==========

6. SUPPLEMENTAL CASH FLOW INFORMATION

   Non-cash transactions:

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                     2003                   2002
                                                   --------               --------
Capital assets financed and leased.........         $ 7,450               $    112
Option and warrant reductions..............           2,503                    720
Treasury stock to employee benefit plan                 194                     --
Common stock issued for acquisition........              96                111,058
Treasury stock arising from acquisition                  --                  2,432
Issue of options arising from acquisition                --                 11,001

   Cash paid for the following:

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                                              2003            2002
                                         --------------   --------------
Interest ............................      $      2,168   $      1,439
Income taxes.........................               115          1,913

7. RESTRICTED/UNRESTRICTED CASH

During the quarter ended September 30, 2003, $3.2 million was reclassified from restricted cash (a non-current asset) to restricted cash - current. A total of $2.7 million of these funds were used to pay a legal settlement in October 2003, and the remaining $0.5 million was returned to the Company as cash and cash equivalents with no restrictions regarding its usage. The Company also reclassified the related liability from non-current to current during the quarter ended September 30, 2003.

8. RESEARCH AND DEVELOPMENT

In June and September 2003, TLC Vision Corporation agreed to advance up to $6.0 million in convertible ($3.5 million) and non-convertible ($2.5 million) debt to Vascular Sciences Corporation ("Vascular Sciences") from time to time and invest an additional $0.5 million in the common stock of Vascular Sciences. Diamed, a German company that performs rheopheresis in Germany, will be making similar and simultaneous debt and stock investments in Vascular Sciences.

Vascular Sciences will use these funds to obtain the clinical trial information necessary to file for approval from the Food and Drug Administration for the rheopheresis procedure to treat dry age-related macular degeneration (AMD) in the U.S. The $975,000 amount disbursed and expensed during the quarter ended September 30, 2003 was part of this $6.0 million commitment. Since Vascular Sciences technology is in the development stage in the U.S., the Company accounts for its investment as a research and development arrangement whereby investments are expensed as amounts are expended by Vascular Sciences. During the quarter ended September 30, 2002, the Company disbursed and expensed $2.0 million for Vascular Sciences common stock. During the nine months ended September 30, 2002, the Company disbursed and expensed $3.0 million for Vascular Sciences common stock and $1.0 million for a refractive research and development investment.

When and if Vascular Sciences obtains FDA approval for the rheopheresis procedure in the U.S., the Company expects to adopt the equity accounting method for its Vascular Sciences investment. The rheopheresis procedure for dry AMD has been approved in Canada (where the Company operates a rheopheresis center) and Germany.

9. RESTRUCTURING CHARGES

The Company incurred no restructuring costs during the three months ended September 30, 2003. During the nine months ended September 30, 2003, the Company recorded a $1.7 million restructuring charge primarily related to the closure of four centers. Restructuring charges included $0.4 million of ongoing lease payment obligations, $0.6 million of severance and other cash payments, and $0.7 million of write-downs of fixed assets and other assets during the nine months ended September 30, 2003.

In the three months ended September 30, 2002, the Company recorded restructuring charges of $1.1 million for severance costs related to the elimination of 36 full-time equivalent positions in marketing and general administration. During the nine months ended September 30, 2002, the Company recorded a total of $8.1 million in restructuring charges. These charges consisted of cash payments of $5.8 million, primarily for severance, lease costs, and other center closure costs, and $2.3 million in non-cash costs related to the write-off of fixed assets at closed centers.

10. OTHER INCOME, NET

Other income, net for the three and nine months ended September 30, 2002 includes $6.8 million of income from the settlement of an antitrust lawsuit. In August 2002, the Company received $14.8 million (net of minority interests) from a class action antitrust lawsuit involving two laser manufacturers. The Company had previously recorded a receivable for $8.0 million in connection with the acquisition of LaserVision. The remaining $6.8 million was recorded as a gain. During the quarter ended March 31, 2003, the Company received another $0.2 million related to this antitrust settlement.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. The Company is still evaluating what effect, if any, FIN 46 and its related interpretations will have on the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "plans," "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Transition Report on Form 10-K for the seven-month period ended December 31, 2002. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC Vision" shall mean

TLC Vision Corporation and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated.

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

   Over the past few years, the laser vision correction industry has experienced uncertainty resulting from a number of issues. Being an elective procedure, laser vision correction volumes have been depressed by economic and stock market conditions, rising unemployment, and the uncertainty associated with the war on terrorism currently being experienced in North America, all of which are reflected in decreased consumer confidence. Also contributing to the industry-wide procedure volume decline was a wide range in consumer prices for laser vision correction procedures, bankruptcies of a number of deep discount laser vision correction companies, ongoing safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company. The recent approval and development of Custom LASIK has generated more positive news stories.

   During the nine-month period ended September 30, 2003, the Company served surgeons who performed over 175,000 procedures, including refractive and cataract surgery procedures, at the Company's centers or using the Company's laser access.

   The Company continues to assess patient, optometric and ophthalmic industry trends and develop strategies to improve laser vision correction revenues and procedure volumes. The Company's cost reduction initiatives continue to target the effective use of funds and the Company is also pursuing growth initiatives focusing on future development opportunities for the Company in other healthcare services.

RECENT DEVELOPMENTS

On September 2, 2003, OR Partners, Inc. a subsidiary of TLC Vision, acquired 58% of Phoenix Eye Surgical Center, LLC, which operates an ambulatory surgery center primarily performing cataract surgery. The Company paid $3.8 million in cash for its interest and received net assets with a book value of $0.2 million. The $3.6 million balance was recorded as intangible assets, primarily goodwill.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

   As used herein, "existing TLC Vision" refers to TLC Vision locations in existence prior to the merger with LaserVision in May 2002. Due to the completed integration of the existing TLC Vision and LaserVision businesses, it is no longer practical to distinguish revenues or cost of revenues between the two businesses.

   Total revenues for the three months ended September 30, 2003 were $46.0 million, an increase of $2.2 million, or 5% over revenues of $43.8 million for the three months ended September 30, 2002. Approximately 73% of total revenues for the three months ended September 30, 2003 was derived from refractive services compared to 77% during the three months ended September 30, 2002.

   Revenues from the refractive segment for the three months ended September 30, 2003 and 2002 were each $33.8 million. The constant level of revenue between quarters was due to higher average pricing associated with the introduction of Custom LASIK in June 2003, offset by a decline in procedures from the prior year period, largely due to the closure of approximately 12 underperforming sites subsequent to September 30, 2002 and to a gradual decline in access procedures and volume.

   Revenues from owned centers for the three months ended September 30, 2003 were $12.4 million, a decrease of $0.8 million or 6% from the revenues of $13.2 million for the three months ended September 30, 2002. This decrease was primarily due to lost revenue at five centers that were closed subsequent to September 30, 2002.

   Revenues from managed centers for the three months ended September 30, 2003 were $12.5 million, an increase of $1.6 million, or 15% from the revenues of $10.9 million for the three months ended September 30, 2002. This increase resulted from higher pricing and procedure volume at managed centers partially offset by lost revenue at five unprofitable centers that were closed subsequent to September 30, 2002.

   Revenues from access services for the three months ended September 30, 2003 were $8.9 million, a decrease of $0.8 million or 8% from revenues of $9.7 million for the three months ended September 30, 2002. The access business continued to decline from increased competition, primarily from laser manufacturers, which negatively impacted procedure volumes and average pricing during the quarter.

   Approximately 39,600 refractive procedures were performed in the three months ended September 30, 2003, compared to approximately 40,700 procedures for the three months ended September 30, 2002. This 1,100 or 3% decrease in procedures was primarily due to centers that closed within the past year and a general decline in the access business, partially offset by growth in remaining owned and managed centers.

   The cost of refractive revenues for the three months ended September 30, 2003 was $26.8 million, a decrease of $1.5 million, or 5% over the cost of refractive revenues of $28.3 million for the three months ended September 30, 2002. This decrease was primarily attributable to decreased procedure volume and cost savings associated with of the Company's cost reduction initiative plan, partially offset by the higher costs associated with Custom LASIK.

   The cost of revenues from owned centers for the three months ended September 30, 2003 was $10.4 million, a decrease of $1.3 million or 11% from the cost of revenues of $11.7 million from the three months ended September 30, 2002. This decrease results from reduced procedure volumes at owned centers, largely due to closing unprofitable centers during the past year.

   The cost of revenues from managed centers for the three months ended September 30, 2003 was $9.8 million, an increase of $0.1 million, or 1% from the cost of revenues of $9.7 million from the three months ended September 30, 2002. This minimal increase, despite a 15% increase in revenue from managed centers, demonstrates the positive effect on profitability of controlling costs and increasing procedure volumes.

   The cost of revenues from access services for the three months ended September 30, 2003 was $6.6 million, a decrease of $0.3 million or 4% from the cost of revenues of $6.9 million during the three months ended September 30, 2002. This decrease primarily resulted from a decline in procedure volume.

   Revenues from other healthcare services for the three months ended September 30, 2003, were $12.2 million, an increase of $2.2 million or 22% from revenues of $10.0 million for the three months ended September 30, 2002. Approximately 27% of the total revenues for the three months ended September 30, 2003 were derived from other healthcare services compared to 23% during the three months ended September 30, 2002. The growth in other healthcare services revenue and the higher mix of other healthcare services for the quarter was indicative of the Company's stated diversification strategy to increase non-refractive eye care services.

   The cost of revenues from other healthcare services for the three months ended September 30, 2003 was $7.8 million, an increase of $1.6 million or 26% from cost of revenues of $6.2 million for the three months ended September 30, 2002. The increase in cost of revenues primarily relates to incremental costs incurred related to the increased revenue of the other healthcare service business.

   General and administrative expenses decreased to $8.0 million for the three-months ended September 30, 2003 from $9.5 million for the three months ended September 30, 2002. The $1.5 million or 16% decrease reflected the Company's success in reducing overhead costs in conjunction with the Company's cost reduction initiative program that began in 2002. As a result, the combined infrastructure cost of TLC Vision and LaserVision is significantly lower them the prior year. General and administrative expenses as percentage of revenue decreased to 17% from 22% compared to the prior year quarter.

   Marketing expenses of $3.1 million decreased by $0.6 million or 16% for the three months ended September 30, 2003 from $3.7 million for the three months ended September 30, 2002. The Company monitors marketing spending closely and adjusts expenditures as necessary based upon procedure volume.

   Amortization expenses increased to $1.7 million for the three months ended September 30, 2003 from $1.6 million for the three months ended September 30, 2002. This expense was largely due to intangible Practice Management Agreement assets.

   Research and development expenses of $1.0 million for the three months ended September 30, 2003 decreased by $1.0 million from the $2.0 million expense for the three months ended September 30, 2002. Both periods reflected expenditures made to fund research and development efforts by Vascular Sciences to achieve Food and Drug Administration approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received FDA approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by Vascular Sciences.

   During the three months ended September 30, 2003, the Company recorded a $0.2 million write-down of its declared investment in the common stock of Lasersight Incorporated. Lasersight declared bankruptcy during the quarter.

   The Company recorded no restructuring charges during the quarter ended September 30, 2003. The Company had recorded a $1.1 million restructuring charge during the three months ended September 30, 2002 related to severance payments resulting from the elimination of several marketing and administrative positions, all payments of which have now been made.

   Other income and expense for the three months ended September 30, 2003 of $0.1 million resulted from the gain on sale of assets from previously closed centers. During the three months ended September 30, 2002, the Company recorded $6.6 million in other revenue, consisting of $6.8 million of income from the settlement of an antitrust lawsuit plus $0.8 million of income from the termination of the agreement to purchase Aspen Health Care from the Company, less $1.0 million of expense for the loss of the disposition of lasers.

   Interest expense, net of $0.3 million for the three months ended September 30, 2003 and 2002 reflected interest expense from debt and lease obligations, partially offset by interest income from the Company's cash position. Interest income has decreased since the Company has reduced cash and cash equivalent balances during the three months ended September 30, 2003 compared to the corresponding period in the prior year.

   Minority interest expense increased to $1.1 million for the three months ended September 30, 2003 from $0.1 million for the three months ended September 30, 2002. This $1.0 million increase represents higher profits at the Company's subsidiaries in which the Company has a shared interest with minority partners.

   Income tax expense of $0.2 million for the three-month period ended September 30, 2003 decreased by $0.1 million from $0.3 million for the three months ended September 30, 2002. The $0.2 million tax expense consisted of federal and state taxes for certain of the Company's subsidiaries where a consolidated federal and state tax return cannot be filed.

   The net loss for the three months ended September 30, 2003 was $4.1 million or $0.06 per share compared to a loss of $2.5 million or $0.04 per share for the three months ended September 30, 2002. Excluding the one-time settlement of $6.6 million in other revenue primarily related to proceeds from an antitrust legal settlement during the three months ended September 30, 2002, the $1.6 million increase in net loss for the quarter would have represented a $5.0 million improvement in net loss.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

   Results from the LaserVision business are included for operations subsequent to the date of acquisition in May 2002 only. This merger significantly impacted the variances in results between the nine months ended September 30, 2003 and 2002. Due to the completed integration of TLC Vision and LaserVision, it is no longer practical to distinguish revenues or cost of revenues between the two companies.

   Total revenues for the nine months ended September 30, 2003 were $147.1 million, an increase of $23.2 million, or 19% increase over revenues of $123.9 million for the nine months ended September 30, 2002. Approximately 76% of total revenues for the nine months ended September 30, 2003 was derived from refractive services compared to 81% during the nine-months ended September 30, 2002.

   Revenues from the refractive segment for the nine months ended September 30, 2003 were $111.5 million, an increase of $10.8 million or 11% over revenues of $100.7 million from refractive activities for the nine months ended September 30, 2002. This increase was largely due to a full year of LaserVision revenues in 2003 offset by closed owned, managed and access sites that were underperforming.

   Revenues from owned centers for the nine-months ended September 30, 2003 were $40.6 million, a decrease of $0.1 million from $40.7 million from the prior year period. This decrease resulted from decreased volume, largely due to the closure of approximately eight underperforming owned centers that were operational in the nine months ended September 2002, offset by growth in the centers that remain open and the higher revenues associated with Custom LASIK.

   Revenues from managed centers for the nine months ended September 30, 2003 were $41.4 million, a decrease of $1.3 million or 3% from the revenues of $42.7 million for the nine months ended September 30, 2002. As LaserVision does not have a managed service product, the LaserVision acquisition had no effect on revenues for managed centers. This decrease resulted from decreased procedure volume and was also largely due to the closure of eight managed centers that were operational in the nine-months ended September 30, 2002, offset by growth among centers that remain open.

   Revenues from access services for the nine months ended September 30, 2003 were $29.4 million, an increase of $12.1 million from the revenues of $17.3 million for the nine months ended September 30, 2002. Because access revenues are a product offering of LaserVision only, the Company has no access revenue for the existing TLC Vision business. Therefore, the increase in revenue was substantially impacted by prior years revenue only including revenue subsequent to the date of acquisition in May 2002.

   Approximately 137,400 refractive procedures were performed in the nine months ended September 30, 2003, compared to approximately 102,900 procedures for the nine months ended September 30, 2002. The increase in procedure volume of 34,500 or 34% was largely due to a full year of operation for LaserVision in 2003 and growth in owned and managed centers offset by procedures lost to centers closed during the past year.

   The cost of refractive revenues for the nine months ended September 30, 2003 was $83.6 million, an increase of $8.3 million, or 11%, over the cost of refractive revenues of $75.3 million for the nine months ended September 30, 2002. This increase was related to the increase in procedure volume and the higher costs associated with Custom LASIK.

   The cost of revenues from owned centers for the nine months ended September 30, 2003 was $33.1 million, an increase of $1.7 million or 5% from the cost of revenues of $31.4 million from the nine months ended September 30, 2002. This increase was related to rising costs, specifically due to higher royalty fees and doctor compensation resulting from the introduction of Custom LASIK.

   The cost of revenues from managed centers for the nine-months ended September 30, 2003 was $30.3 million, a decrease of $0.2 million, or 1%, from the cost of revenues of $30.5 million from the nine months ended September 30, 2002, due to lower procedure volume. As LaserVision does not have a managed service product, the LaserVision acquisition had no effect on the managed center cost of revenue for the year.

   The cost of revenues from access services for the nine months ended September 30, 2003 was $20.2 million, up $8.3 million from $11.9 million subsequent to the LaserVision merger in May 2002. Access services are a product offering of LaserVision only and therefore, were significantly impacted by the inclusion of LaserVision only from the date of acquisition in May 2002.

   During the nine months ended September 30, 2002, the Company recorded $1.5 million in charges to reflect the reduction in the value of certain capital assets. No adjustments have been recorded in the nine months ended September 30, 2003.

   Fluctuations in cost of revenue were consistent with significant changes to doctor compensation, royalty fees on laser usage, and personnel and medical supplies that are highly dependent on procedural volume. The cost of revenues for refractive centers include fixed cost components for infrastructure of personnel, facilities and minimum equipment usage fees which caused cost of revenues to decrease at a slower rate than the percentage decrease in the associated revenues. In addition, most refractive equipment was depreciated using a 25% declining balance method in 2003 compared to a 20% declining balance method through May 2002. If the Company had used a 25% declining method in the prior year then the depreciation expense for the prior year would have been approximately $0.8 million higher.

   Revenues from other healthcare services for the nine months ended September 30, 2003, were $35.6 million, an increase of $12.5 million from revenues of $23.1 million for the nine months ended September 30, 2002. Approximately 24% of the total revenues for the nine months ended September 30, 2003 were derived from other healthcare services compared to 19% during the nine months ended September 30, 2002. The increase was indicative of the Company's stated diversification strategy to increase non-refractive eye care services and included a full year of business gained in conjunction with the LaserVision acquisition, while the previous year only includes revenue since the date of acquisition in May 2002.

   The cost of revenues from other healthcare services for the nine months ended September 30, 2003 was $23.2 million, an increase of $8.2 million from cost of revenues of $15.0 million for the nine months ended September 30, 2002. The increase in cost of revenues primarily related to incremental costs incurred resulting from the increased revenue of the other healthcare service business.

   General and administrative expenses decreased to $24.4 million for the nine months ended September 30, 2003 from $26.5 million for the nine months ended September 30, 2002. The $2.1 million decrease primarily was a result of the Company's cost reduction initiatives. Because the Company has reduced its overhead cost structure, the combined infrastructure cost of TLC Vision and LaserVision continues to be lower than the overhead cost of TLC prior to the Laser Vision acquisition despite a 34% increase in refractive procedure volume for the nine months ended September 30, 2003. As a result, general administrative expenses as percentage of revenue decreased to 17% from 21% compared to the prior year period.

   Marketing expenses decreased to $10.3 million for the nine months ended September 30, 2003 from $10.7 million for the nine months ended September 30, 2002. Marketing expenses decreased by $0.4 million despite a full year of marketing expenses related to LaserVision, whereas the prior year period only include expenses subsequent to the date of acquisition in May 2002.

   Amortization expenses decreased to $5.0 million for the nine months ended September 30, 2003 from $6.3 million for the nine months ended September 30, 2002. The decrease in amortization expense of $1.3 million was largely a result of the significant impairment charges in 2002 that reduced the fair value of practice management agreements and the related ongoing amortization.

   Research and development expenses of $1.0 million for the nine months ended September 30, 2003 decreased by $3.0 million from $4.0 million for the nine months ended September 30, 2002. In conjunction with a recent partnership with Diamed Medizintechnik GmbH ("Diamed"), the Company elected to renew its investment commitment to research and development efforts by Vascular Sciences. As a result, the Company paid $1.0 million to Vascular Sciences to further its efforts to achieve FDA approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received Food and Drug Administration approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by Vascular Sciences. During the nine months ended September 30, 2002, the Company made payments of $3.0 million to fund research by Vascular Sciences and paid $1.0 million to Tracey Technologies for custom ablation-related research and development.

   The Company's operating results for the nine months ended September 30, 2002 included a non-cash pretax charge of $50.7 million to reduce the carrying value of goodwill for which the carrying value exceeded the fair value as of May 31, 2002, including $45.9 million related to the impairment of goodwill from the acquisition of LaserVision and $4.8 million for the impairment of goodwill from prior acquisitions.

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

   Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets included within the scope of the Statement be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable - that is, information indicates that an impairment might exist. Given the significant decrease in the trading price of the Company's common stock during 2002, current period operating or cash flow losses combined with its history of operating or cash flow losses, the Company identified certain practice management agreements where the recoverability was impaired. As a result, the Company recorded an impairment charge of $31.0 million during the nine months ended September 30, 2002.

   During the nine months ended September 30, 2003, the Company recorded a $0.2 million reduction in expenses related to the valuation of investments and long-term notes receivable. The Company reduced a reserve by $0.6 million related to a long-term receivable due to a consistent payment history and continually improving financial strength of the debtor and wrote down its investment in a marketable equity security by $0.4 million during the nine months ended September 30, 2003 due to an other than temporary decline in its value. The Company also recorded a $5.0 million expense related to adjustments to the value of investments and long-term receivables in the nine months ended September 30, 2002 using similar valuation analyses.

   The Company recorded $1.7 million of restructuring charges during the nine months ended September 30, 2003, primarily relating to the closing of four unprofitable centers. The Company recorded a $8.1 million restructuring charge during the nine months ended September 30, 2002, primarily relating to costs associated with closing several unprofitable centers and severance costs incurred in conjunction with the Company's cost reduction initiatives plan.

   Other income and expense for the nine months ended September 30, 2003 of $0.6 million primarily resulted from the gain on sale of assets from previously closed centers. During the nine months ended September 30, 2002, the Company recorded $6.6 million in other revenue, consisting of $6.8 million of one-time income from the settlement of an antitrust lawsuit plus $0.8 million of income from the termination of the agreement to purchase Aspen Health Care from the Company, less $1.0 million of expense for the loss of the disposition of lasers.

   Interest expense, net of $1.1 million for the nine months ended September 30, 2003 reflected interest expense from debt and lease obligations partially offset by interest income from the Company's cash position. Interest income has decreased since the Company has reduced cash and cash equivalent balances during the nine months ended September 30, 2003 compared to the corresponding period in the prior year. Accordingly, interest expense, net increased $0.2 million from $0.9 million in the prior year period.

   Minority interest expense increased to $3.6 million for the nine months ended September 30, 2003 from $0.8 million for the nine months ended September 30, 2002. This $2.8 million increase represented higher profits reported by the Company's subsidiaries in which the Company has a shared interest with minority partners.

   Income tax expense of $0.6 million for the nine-month period ended September 30, 2003 decreased $0.6 million from $1.2 million for the nine months ended September 30, 2002 due to the favorable change in the taxable status of two subsidiaries. The $0.6 million tax expense consisted of federal and state taxes for certain of the Company's subsidiaries where a consolidated federal and state tax return cannot be filed.

   Net loss for the nine months ended September 30, 2003 was $6.5 million or $0.10 per share compared to a loss of $105.0 million or $2.05 per share for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended September 30, 2003, the Company continued to focus its activities primarily on increasing procedure volumes at its centers and reducing operating costs. Cash and cash equivalents, short-term investments and restricted cash were $30.7 million at September 30, 2003 compared to $41.6 million at December 31, 2002. Working capital at September 30, 2003 was $8.1 million, a decrease of $4.4 million compared to the December 31, 2002 balance of $12.5 million. Reductions in working capital were primarily due to payments made for acquisitions, debt repayments, litigation settlements, and investments in fixed assets and in a research and development arrangement with Vascular Sciences. These reductions were partially offset by funds received from operating cash flow and proceeds received from the issuance of capital stock and debt financing.

   The Company's principal cash requirements during the period have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, and the purchase of the AEI and Phoenix cataract surgery businesses. Normal operating expenses include doctor compensation, procedure royalty fees, procedure and medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

   During the nine months ended September 30, 2003, the Company invested $3.7 million cash in fixed assets and received vendor lease financing for an additional $7.5 million of fixed assets, primarily equipment for Custom LASIK.

   The Company does not expect to purchase or lease more than two additional lasers during the next 12 to 18 months, however, existing lasers may need to be upgraded. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

   The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and the exercise of stock options, will be sufficient to fund the Company's anticipated level of operations, debt service and expansion plans for at least the next 12 to 18 months. The Company is also actively pursuing a $15 million line of credit with a major financial institution.

   At December 31, 2002 the Company reported $4.2 million of exit liabilities primarily related to costs associated with closing underperforming centers subsequent to the LaserVision merger. During the nine months ended September 30, 2003 the Company made cash payments of $2.0 million, resulting in a $2.2 million exit liability at September 30, 2003.

CASH PROVIDED BY OPERATING ACTIVITIES

   Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2003. The cash flows provided by operating activities during the nine months ended September 30, 2003 were primarily due to non-cash items including $16.8 million of depreciation and amortization, $3.6 million for minority interests, and $0.5 million of non-cash restructuring costs offset by a $6.5 million net loss and a $12.4 million increase in net operating assets. The increase in net operating assets consisted of a $0.3 million increase in prepaid expenses primarily due to annual insurance premiums, a $4.3 million increase in accounts receivable due primarily to higher prices associated with newly approved Custom LASIK, higher sales taxes and timing differences related to collection of accounts receivable compared to December 2002, and a $7.8 million decrease in accounts payable and accrued liabilities. This decrease in liabilities related to the payment of a brokers fee related to the LaserVision acquisition, settlement of disputed amounts with a major vendor and state taxing agencies, and severance payments, offset by the reclassification of a litigation reserve from a long-term liability to a current liability. Payment of a litigation settlement or payments of accrued liabilities in future periods could reduce cash without affecting working capital or profitability.

CASH USED IN INVESTING ACTIVITIES

   Net cash used for investing activities was $10.3 million for the nine months ended September 30, 2003. Cash used in investing during the nine-month period ended September 30, 2003 primarily included $7.5 million for business and investment acquisitions, $3.7 million for the acquisition of equipment and $1.0 million for investment in the research and development with Vascular Sciences, offset by $0.5 million from the sale of fixed assets and $1.0 million from the sale of investments. During the next 12 months, the Company expects to invest $2.6 million in research and development and at least $0.7 million to increase its ownership in an ambulatory surgery center. The Company's total future research and development obligation as of September 30, 2003 is $5.5 million (including the $2.6 million expected to be invested during the next 12 months).

CASH USED IN FINANCING ACTIVITIES

   Net cash used for financing activities was $2.8 million for the nine months ended September 30, 2003. Net cash used for financing activities during the nine months ended September 30, 2003 was primarily utilized for repayment of certain notes payable and capitalized lease obligations of $5.6 million, distributions to minority interests of $3.6 million, and a change in restricted cash of $0.6 million offset by $1.5 million in proceeds from debt financing and $5.5 million in proceeds from the issuance of common stock. During October and early November 2003, the Company received almost $1.5 million from the exercise of stock options. During the next six months, stock options with exercise prices ranging from $3.15 to $6.31 (average $4.95) will expire and, if exercised, the Company will receive an additional $3.1 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In August 2003 the Company received the decision of the California Court of Appeals affirming the 1999 arbitration decision against the Company in the case of Clearview Eye and Laser Medical Center v. TLC Network Services, et al. The Company determined that further appeal would not likely be successful and in October 2003 paid the judgment, including interest and attorney fees in the amount of $2.7 million from the escrow account that had been established during the appeal of this matter. This judgment had previously been expensed and accrued.

   There have been no other changes in legal proceedings other than those reported in the Company's annual report on Form 10-K for the year ended December 31, 2002 and subsequent Quarterly 10-Q reports for the quarters ended March 31, 2003 and June 30, 2003.

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

   31.1 CEO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

   31.2 CFO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

   32.1 CEO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

   32.2 CFO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

   b. Reports on 8-K:

      On August 18, 2003 the Company filed a Current Report on Form 8-K announcing the Company's financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TLC VISION CORPORATION

                              By:  /s/ Elias Vamvakas
                                   -------------------------------------
                                   Elias Vamvakas
                                   Chairman and Chief Executive Officer
                                   November 13, 2003

                              By:  /s/ B. Charles Bono III
                                   -------------------------------------
                                   B. Charles Bono III
                                   Chief Financial Officer
                                   November 13, 2003

                                  EXHIBIT INDEX

NO.                               DESCRIPTION

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