Form 10-KT/A
period 2002-12-31
TLC VISION CORP
filed 2003-11-20
CIK 1010610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                         AMENDMENT NO. 1 ON FORM 10-K/A

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

================================================================================

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed by the Registrant solely for the purpose of reflecting that a cumulative effect of accounting change in the amount of $15,174,000 recorded by the Registrant during the fiscal year ended May 31, 2002 was made effective as of June 1, 2001, and not in the calendar quarter ended June 30, 2002 as previously disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 Financial Statements and Supplementary Data, Footnote 3. Change in Fiscal Year-End, unaudited comparative financial information for the seven months ended December 31, 2002 and 2001.


During the fiscal year ended May 31, 2002, the Company recorded a $15,174,000 "Cumulative effect of accounting change" related to the early adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets"("SFAS No. 142"). Although the final calculations of the effect of this accounting change were determined during the May 31, 2002 annual and quarterly closing, pursuant to the provisions of SFAS 142 the change was made effective as of June 1, 2001, the beginning of the fiscal year ended May 31, 2002. Effective June 1, 2002 the Company changed its fiscal year end to December 31 from May 31. The Registrant's Annual Report on Form 10-K for the transition period from June 1, 2002 to December 31, 2002 is being amended to reflect the occurrence of this "Cumulative effect of accounting change" in the calendar quarter ended June 30, 2001 and not in the calendar quarter ended June 30, 2002. The amendment does not affect the Consolidated Statements of Operations for the transition period ended December 31, 2002 or the fiscal year ended May 31, 2002 or any amounts reported in any Balance Sheet. Please see amended sections of Form 10-K/A for more detailed information.

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

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

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

     The Company determined its goodwill was impaired and recorded a charge of $22.1 million for the seven months ended December 31, 2002. This charge was comprised of $21.8 million that relates to the goodwill attributable to reporting units acquired in the LaserVision acquisition and $0.3 million relating to goodwill attributable to reporting units acquired in prior years. In addition, the Company's adoption of SFAS 142 resulted in a transitional impairment loss of $15.2 million, which was recorded as a cumulative effect of a change in accounting principle during the seven months ended December 31, 2001.

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

     The loss before cumulative effect of change in accounting principle for the seven months ended December 31, 2002 was $43.4 million or $0.68 per share compared to a loss of $44.8 million or $1.19 per share for the seven months ended December 31, 2001. This decreased loss primarily reflected the positive impact of the antitrust settlement and cost-cutting initiatives partially offset by the reduction in refractive procedures and revenues. As a result of the LaserVision acquisition in May 2002, there were more common shares outstanding during the seven months ended December 31, 2002.

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

    The Company's adoption of SFAS 142 resulted in a transitional impairment loss of $15.2 million, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. In addition, the Company's operating results for fiscal 2002 included a non-cash pretax charge of $50.7 million to reduce the carrying value of goodwill for which the carrying value exceeded the fair value as of May 31, 2002, including $45.9 million related to the impairment of goodwill from the acquisition of LaserVision and $4.8 million for the impairment of goodwill from prior acquisitions.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

                           (Thousands of U.S. dollars
                            except per share amounts)

                                                     THREE MONTHS ENDED             THREE MONTHS ENDED
                                                          MARCH 31,              JUNE 30, (AS RESTATED)(4)
                                                 --------------------------     --------------------------
                                                    2002            2001          2002(3)          2001
                                                 ----------      ----------     ----------      ----------

Revenues                                         $   36,942      $   49,099     $   43,107      $   38,361
Gross Margin                                         12,256          20,896         12,080          13,959

Income (loss) before cumulative effect of
  accounting change                                  (3,689)          4,254        (98,783)         (8,448)
Cumulative effect of accounting change                   --              --             --         (15,174)
Net income (loss)                                    (3,689)          4,254        (98,783)        (23,622)
Basic and diluted income (loss) per share
  before cumulative effect of accounting
  change                                              (0.10)           0.11          (1.93)          (0.22)
Basic and diluted income (loss) per share
  cumulative effect of accounting change                 --              --             --           (0.40)
Basic and diluted income (loss) per
  share                                               (0.10)           0.11          (1.93)          (0.62)

                                                    THREE MONTHS ENDED              THREE MONTHS ENDED
                                                       SEPTEMBER 30,                    DECEMBER 31,
                                                 --------------------------      --------------------------
                                                    2002            2001           2002(2)         2001(1)
                                                 ----------      ----------      ----------      ----------

Revenues                                         $   43,802      $   30,575      $   44,754      $   27,064
Gross Margin                                          9,307           8,159           6,151           3,998

Income (loss) before cumulative effect of
  accounting change                                  (2,532)         (8,394)        (39,727)        (35,321)
Cumulative effect of accounting change                   --              --              --              --
Net income (loss)                                    (2,532)         (8,394)        (39,727)        (35,321)
Basic and diluted loss per share before
  cumulative effect of accounting change              (0.04)          (0.22)          (0.63)          (0.93)
Basic and diluted loss per share
  cumulative effect of accounting change                 --              --              --              --
Basic and diluted loss per common share               (0.04)          (0.22)          (0.63)          (0.93)

        (1) In the three months ended December 31, 2001, the selected financial data of the Company included:

            (a) a write down in the fair value of investments and long-term receivables of $21.1 million; and

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

            (b) a write down in the fair value of investments and long-term receivables of $4.5 million;

            (c) a restructuring charge of $8.8 million; and

            (d) a reduction in the carrying value of fixed assets of $2.6 million.

        (4) On June 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," (SFAS No. 142). SFAS No. 142 required step 1 of the transitional impairment test be completed within six months of the date of adoption and step 2 of the transitional impairment test, if necessary, be completed by the end of the year of adoption. The Company completed step 1 of the transitional impairment test by the end of the second quarter and determined that step 2 was required. The Company completed step 2 of the transitional impairment test in the fourth quarter and determined that its goodwill was impaired by $15.2 million at June 1, 2001. The Company recorded the transitional goodwill impairment in the fourth quarter of the year ended May 31, 2002. However, SFAS No. 142 required the transitional goodwill impairment be recorded as a cumulative effect of a change in accounting in the Company's first interim period financial statements after adoption, regardless of the interim period in which the measurement of the loss is completed.

            We restated the previously reported three-month earnings as June 30, 2002 and three-month earnings as of June 30, 2001 to recognize the $15.2 million cumulative effect of a change in accounting in the quarter ended June 30, 2001. This restatement had no impact on the Company's previously reported audited statement of financial position as of December 31, 2002 or May 31, 2002 or its results of operations or cash flows for the seven-month period ended December 31, 2002 or the year ended May 31, 2002.

            The restatement had the following financial statement impact:

                                        Three months ended                Three months ended
                                           June 30, 2002                    June 30, 2001
                                  -----------------------------   -----------------------------
                                  As previously                    As previously
                                     reported       As restated      reported       As restated
                                  -------------    ------------   -------------    ------------
Loss before cumulative
   effect of  accounting
   change                          $    (98,783)   $    (98,783)   $     (8,448)   $     (8,448)

Cumulative effect of
   accounting change                    (15,174)             --              --         (15,174)
                                   ------------    ------------    ------------    ------------
Net loss                           $   (113,957)   $    (98,783)   $     (8,448)   $    (23,622)
                                   ============    ============    ============    ============

Loss before cumulative
   effect of accounting
   change per share - basic
   and diluted                     $      (1.93)   $      (1.93)   $      (0.22)   $      (0.22)

Cumulative effect of
   accounting change per share -
   basic and diluted                      (0.29)             --              --           (0.40)
                                   ------------    ------------    ------------    ------------
Net loss per share - basic
   and diluted                     $      (2.22)   $      (1.93)   $      (0.22)   $      (0.62)
                                   ============    ============    ============    ============

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

                                                                          SEVEN-MONTH PERIOD ENDED
                                                                       ------------------------------
                                                                       DECEMBER 31,      DECEMBER 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                                          (UNAUDITED)
                                                                                          (Restated)
Revenues:
     Refractive:
          Owned centers ..........................................     $     29,834      $     26,669
          Managed centers ........................................           24,959            34,636
          Access fees ............................................           21,495                --
     Other healthcare services ...................................           23,866             8,995
                                                                       ------------      ------------
Total revenues ...................................................          100,154            70,300
                                                                       ------------      ------------

Cost of revenues:
       Refractive:
            Owned centers ........................................           27,001            22,213
            Management, facility and access fees .................           22,223            25,396
            Access fees ..........................................           15,356                --
            Impairment of fixed assets ...........................               --             1,066
       Other healthcare services .................................           16,245             4,776
                                                                       ------------      ------------
Total cost of revenues ...........................................           80,825            53,451
                                                                       ------------      ------------
      Gross margin ...............................................           19,329            16,849
                                                                       ------------      ------------
General and administrative .......................................           24,567            22,791
Marketing ........................................................            8,321             9,215
Amortization of other intangibles ................................            4,074             5,950
Impairment of goodwill and other intangible assets ...............           22,138                --
Research and development .........................................            2,000                --
Write-down in the fair value of investments and long-term
   receivables ...................................................            2,095            21,079

Restructuring and other charges ..................................            4,227             1,759
                                                                       ------------      ------------
                                                                             67,422            60,794
                                                                       ------------      ------------
Operating loss ...................................................          (48,093)          (43,945)
Other income and (expense):
  Other income, net ..............................................            6,996                --
  Interest expense ...............................................             (243)             (252)
  Minority interest ..............................................           (1,152)             (586)
                                                                       ------------      ------------
Loss before cumulative effect of accounting change
  and income taxes ...............................................          (42,492)          (44,783)
Income tax expense ...............................................             (851)             (504)
                                                                       ------------      ------------
Loss before cumulative effect of accounting change ...............          (43,343)          (45,287)
Cumulative effect of accounting change ...........................               --           (15,174)
                                                                       ------------      ------------
Net loss .........................................................     $    (43,343)     $    (60,461)
                                                                       ============      ============
Loss before cumulative effect of accounting
  change per share - basic and diluted ...........................     $      (0.68)     $      (1.19)
Cumulative effect of accounting change per
  share - basic and diluted ......................................               --             (0.40)
                                                                       ------------      ------------
Net loss per share - basic and diluted ...........................     $      (0.68)     $      (1.59)
                                                                       ============      ============
Weighted-average number of common shares outstanding - basic
  and diluted (in thousands)- ....................................           63,407            38,064
                                                                       ============      ============

On June 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," (SFAS No. 142). SFAS No. 142 required step 1 of the transitional impairment test be completed within six months of the date of adoption and step 2 of the transitional impairment test, if necessary, be completed by the end of the year of adoption. The Company completed step 1 of the transitional impairment test by the end of the second quarter and determined that step 2 was required. The Company completed step 2 of the transitional impairment test in the fourth quarter and determined that its goodwill was impaired by $15.2 million at June 1, 2001. The Company recorded the transitional goodwill impairment in the fourth quarter of the year ended May 31, 2002. However, SFAS No. 142 required the transitional goodwill impairment be recorded as a cumulative effect of a change in accounting in the Company's first interim period financial statements after adoption, regardless of the interim period in which the measurement of the loss is completed.

We restated the previously reported three-month unaudited earnings for the seven months ended December 31, 2001 to recognize the $15.2 million cumulative effect of a change in accounting in the month ended June 30, 2001. This restatement had no impact on the Company's previously reported audited statement of financial position as of December 31, 2002 or May 31, 2002 or its results of operations or cash flows for the seven-month period ended December 31, 2002 or the year ended May 31, 2002.

The restatement had the following financial statement impact:


                                                           Seven months ended
                                                      December 31, 2001 (Unaudited)
                                                      -----------------------------
                                                      As previously
                                                        reported       As restated
                                                      -------------    ------------
Loss before cumulative
   effect of  accounting
   change                                              $  (45,287)     $  (45,287)
Cumulative effect of
   accounting change                                           --         (15,174)
                                                       ----------      ----------
Net loss                                               $  (45,287)     $  (60,461)
                                                       ==========      ==========

Loss before cumulative
   effect of accounting
   change per share - basic
   and diluted                                         $    (1.19)     $    (1.19)

Cumulative effect of
   accounting change per share -
   basic and diluted                                           --           (0.40)
                                                       ----------      ----------
Net loss per share - basic
   and diluted                                         $    (1.19)     $    (1.59)
                                                       ==========      ==========

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

    November 17, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          SIGNATURE                                      TITLE                            DATED
------------------------------------      -------------------------------------     -----------------

         /s/ ELIAS VAMVAKAS               Chief Executive Officer and               November 17, 2003
------------------------------------      Chairman of the Board of Directors
           Elias Vamvakas

      /s/ B. CHARLES BONO III             Chief Financial Officer, Treasurer        November 17, 2003
------------------------------------      and Principal Accounting Officer
        B. Charles Bono III


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

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                                   DESCRIPTION
--------       -----------------------------------------------------------------

   3.1  *      Articles of Incorporation (incorporated by reference to Exhibit
               3.1 to the Company's 10-K filed with the Commission on August 28,
               1998)

   3.2  *      Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's 10-K filed with the Commission on August 29,
               2000)

   3.3  *      Articles of Continuance (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

   3.4  *      Articles of Amendment (incorporated by reference to Exhibit 4.2 to the Company's Post Effective Amendment No. 1 on Form S-8 to
               the Company's Registration Statement on Form S-4 filed with the
               Commission on May 14, 2002 (file no. 333-71532))

   3.5  *      By-Laws of the Company (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

   4.1  *      Shareholder Rights Plan Agreement dated as of September 21, 1999 between the Company and CIBC Mellon Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
               on Form S-4 filed with the Commission on October 12, 2001)

  10.1  *      TLC Vision Amended and Restated Share Option Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration
               Statement on Form S-8 filed with the Commission on December 31,
               1997 (file no. 333-8162))

  10.2  *      TLC Vision Share Purchase Plan (incorporated by reference to
               Exhibit 4(b) to the Company's Registration Statement on Form S-8
               filed with the Commission on December 31, 1997 (file no.
               333-8162))

  10.3  *      Employment Agreement with Elias Vamvakas (incorporated by
               reference to Exhibit 10.1(e) to the Company's 10-K filed with the
               Commission on August 28, 1998)

  10.4  *      Escrow Agreement with Elias Vamvakas and Jeffery J. Machat
               (incorporated by reference to Exhibit 10.1(f) to the Company's
               10-K filed with the Commission on August 28, 1998)

  10.5  *      Consulting Agreement with Excimer Management Corporation
               (incorporated by reference to Exhibit 10.1(g) to the Company's
               10-K filed with the Commission on August 28, 1998)

  10.6  *      Shareholder Agreement for Vision Corporation (incorporated by reference to Exhibit 10.1(l) to the Company's 10-K filed with the
               Commission on August 28, 1998)

  10.7  *      Employment Agreement with David Eldridge (incorporated by
               reference to Exhibit 10.1(m) to the Company's 10-K filed with the
               Commission on August 29, 2000)

  10.8  *      Employment Agreement with William Leonard (incorporated by reference to Exhibit 10.1(n) to the Company's 10-K filed with the
               Commission on August 29, 2000)

  10.9  *      Consulting Agreement with Warren Rustand (incorporated by
               Reference to Exhibit 10.10 to the Company's Amendment No. 2
               registration Statement on Form S-4/A filed with the Commission on
               January 18, 2002 (file no. 333-71532))

  10.10 * Employment Agreement with Paul Frederick (incorporated by reference to Exhibit 10.10 to the Company's 10-K for the year ended May 31, 2002)

 EXHIBIT
   NO.                                   DESCRIPTION
--------       -----------------------------------------------------------------
 10.11 *       Employment Agreement with Lloyd Fiorini (incorporated by
               reference to Exhibit 10.11 to the Company's 10-K for the year ended May 31, 2002)

 10.12 * Separation Agreement with Lloyd Fiorini (incorporated by reference to Exhibit 10.12 to the Company's 10-K for the year ended May 31, 2002)

 10.13 *       Employment Agreement with James C. Wachtman dated May 15, 2002
               (incorporated by reference to Exhibit 10.13 to the Company's 10-K for the year ended May 31, 2002)

 10.14 *       Employment Agreement with Robert W. May dated May 15, 2002
               (incorporated by reference to Exhibit 10.14 to the Company's 10-K for the year ended May 31, 2002)

 10.15 *       Employment Agreement with B. Charles Bono dated May 15, 2002
               (incorporated by reference to Exhibit 10.15 to the Company's 10-K for the year ended May 31, 2002)

 10.16 *       Supplemental Employment Agreement with John J. Klobnak dated May
               15, 2002 (incorporated by reference to Exhibit 10.16 to the Company's 10-K for the year ended May 31, 2002)

 21  *         List of the Company's Subsidiaries (incorporated by reference to
               Exhibit 21.1 to the Company's 10-K for the year ended May 31,
               2002)

 23  *         Consent of Independent Auditors

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

*  Previously filed