Form 10-Q/A
period 2003-06-30
TLC VISION CORP
filed 2003-11-20
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         AMENDMENT NO. 1 ON FORM 10-Q/A


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

EXPLANATORY NOTE:


This Amendment No. 1 on Form 10-Q/A is being filed by the Registrant solely for the purpose of reflecting that a cumulative effect of accounting change in the amount of $15,174,000 recorded by the Registrant during the fiscal year ended May 31, 2002 was made effective as of June 1, 2001, and not in the calendar quarter ended June 30, 2002.

During the fiscal year ended May 31, 2002, the Company recorded a $15,174,000 "Cumulative effect of accounting change" related to the early adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets"("SFAS No. 142"). Although the final calculations of the effect of this accounting change were determined during the May 31, 2002 annual and quarterly closing, pursuant to the provisions of SFAS 142 the change was made effective as of June 1, 2001, the beginning of the fiscal year ended May 31, 2002. The Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is being amended to reflect the occurrence of this "Cumulative effect of accounting change" in the calendar quarter ended June 30, 2001 and not in the calendar quarter ended June 30, 2002. The amendment does not affect the Statement of Operations for any quarterly period in fiscal 2003 or any amounts reported in any Balance Sheet. Please see the enclosed financial statement footnote for more detailed information.

                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.                   Consolidated Financial Statements (unaudited) (As restated)
                                    Consolidated Statements of Operations for the
                                    three and six months ended June 30, 2003 and 2002 (As restated)
                                    Consolidated Balance Sheets at June 30, 2003 and
                                    December 31, 2002
                                    Consolidated Statements of Cash Flows for the six
                                    months ended June 30, 2003 and June 30, 2002 (As restated)
                                    Consolidated Statement of Stockholders' Equity
                                    Notes to Interim Consolidated Financial Statements (As restated)

          Item 2.                   Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations (As restated)

PART II.  OTHER INFORMATION

          Item 6.                   Exhibits and Reports on 8-K

          Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)(AS RESTATED)
(In thousands except per share amounts)





                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
                                                      2003           2002           2003           2002
                                                   ----------      -----------    ---------      ----------
                                                                   As restated                  As restated
Revenues
  Refractive
       Owned ..................................     $  12,987      $  12,874      $  28,263      $  27,448
       Managed ................................        13,250         13,704         28,897         31,800
       Access .................................         9,647          7,665         20,576          7,665
  Other healthcare services ...................        11,648          8,864         23,386         13,136
                                                    ---------      ---------      ---------      ---------
Total revenues ................................        47,532         43,107        101,122         80,049
                                                    ---------      ---------      ---------      ---------
Cost of revenues
  Refractive
       Owned ..................................        10,819          9,172         22,716         19,713
       Managed ................................         9,817          9,523         20,463         20,746
       Access .................................         6,481          5,002         13,643          5,002
       Reduction in fair value of capital
        assets ................................            --            915             --          1,487
  Other healthcare services ...................         7,950          6,415         15,430          8,765
                                                    ---------      ---------      ---------      ---------
Total cost of revenues ........................        35,067         31,027         72,252         55,713
                                                    ---------      ---------      ---------      ---------
  Gross margin ................................        12,465         12,080         28,870         24,336
                                                    ---------      ---------      ---------      ---------

General and administrative and development ....         8,313         11,228         16,332         19,061
Marketing .....................................         3,496          3,702          7,157          7,044
Amortization of intangibles ...................         1,678          2,389          3,350          4,787
Impairment of goodwill and other intangible
  assets ......................................            --         81,720             --         81,720
Write down in the fair value of investments
  and long-term receivables ...................          (651)         4,502           (448)         5,003
Restructuring and other charges ...............         1,720          6,340          1,720          6,991
                                                    ---------      ---------      ---------      ---------
                                                       14,556        109,881         28,111        124,606
                                                    ---------      ---------      ---------      ---------
Operating Income (Loss) .......................        (2,091)       (97,801)           759       (100,270)
  Other income and (expense):
  Other income, net ...........................           198             --            566             --
  Interest expense, net .......................          (393)          (293)          (761)          (644)
  Minority interests ..........................          (961)           (67)        (2,502)          (690)
                                                    ---------      ---------      ---------      ---------
Loss before income taxes ......................        (3,247)       (98,161)        (1,938)      (101,604)
Income tax expense ............................          (206)          (622)          (445)          (868)
                                                    ---------      ---------      ---------      ---------

Net Loss ......................................     $  (3,453)     $ (98,783)     $  (2,383)     $(102,472)
                                                    =========      =========      =========      =========
Net Loss per share - basic & diluted ..........     $   (0.05)     $   (1.93)     $   (0.04)     $   (2.29)
                                                    =========      =========      =========      =========
Weighted average number of common shares
  outstanding - basic and diluted .............        63,457         51,220         63,435         44,695


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

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)



                                                                          SIX MONTHS ENDED JUNE 30
                                                                          ------------------------
                                                                             2003            2002
                                                                          ----------      --------
                                                                                         As restated
OPERATING ACTIVITIES
Net loss for the period ...............................................     $ (2,383)    $(102,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization ......................................       11,047        10,454
   Intangible Impairment ..............................................           --        81,720
   (Gain) loss on disposal of fixed assets ............................         (391)        1,069
  Impairment of fixed assets and write down of investments and
  notes receivable ....................................................         (402)        6,287
  Restructuring and other costs .......................................          527         2,402
  Minority interests ..................................................        2,502           158
Changes in operating assets and liabilities:
  Accounts receivable .................................................       (3,784)         (999)
  Prepaid expenses and other current assets ...........................       (1,160)        1,124
  Accounts payable and accrued liabilities ............................       (5,055)         (453)
                                                                            --------      --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......................          901          (710)

INVESTING ACTIVITIES
Purchase of fixed assets ..............................................       (2,587)         (928)
Proceeds from sale of fixed assets ....................................          548            56
Proceeds from the sale of investments .................................          221           636
Cash acquired with LaserVision Centers acquisition ....................           --         7,319
Acquisitions and investments ..........................................       (2,622)       (3,635)
Purchase of short-term investments ....................................         (324)          529
Other .................................................................          273           179
                                                                            --------      --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......................       (4,491)        4,156

FINANCING ACTIVITIES
Restricted cash .......................................................         (439)         (145)
Principal payments of debt financing and capital leases ...............       (3,979)       (4,357)
Distributions to minority interests ...................................       (1,802)         (273)
Proceeds from debt financing ..........................................        1,450           304
Proceeds from the issuance of common stock ............................          905           149
                                                                            --------      --------
CASH USED IN FINANCING ACTIVITIES .....................................       (3,865)       (4,322)
                                                                            --------      --------

Net decrease in cash and cash equivalents .............................       (7,455)         (876)
Cash and cash equivalents, beginning period ...........................       36,081        42,993
                                                                            --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................     $ 28,626        42,117
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


TLC VISION CORPORATION AND SUBSIDIARIES


NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(Tabular amounts in thousands, except per share amounts)


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


                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ---------------------------       --------------------------
                                                 2003              2002             2003            2002
                                               ---------       ----------        ---------      -----------
                                                               As restated                      As restated
Net loss, as reported ..................       $  (3,453)       $( 98,783)       $  (2,383)       $(102,472)
Adjustments for SFAS No. 123 ...........            (259)            (412)            (528)       $    (895)
                                               ---------        ---------        ---------        ---------
Pro forma net loss .....................       $  (3,712)       $ (99,195)       $  (2,911)       $(103,367)
                                               =========        =========        ---------        ---------
Pro forma loss per share - basic and
diluted ................................       $    (.06)       $   (1.94)       $    (.05)       $   (2.31)
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

     The following tables set forth information by segments (in thousands):


         THREE MONTHS ENDED JUNE 30, 2003                 REFRACTIVE       CATARACT        OTHER           TOTAL
         --------------------------------                 ----------       --------       --------        --------
Revenues ...........................................       $ 35,884        $  6,196       $  5,452        $ 47,532
Expenses
  Doctor compensation ..............................          2,582              --             50           2,632
  Operating ........................................         31,539           5,273          3,616          40,429
  Depreciation .....................................          3,024             579            212           3,815
  Amortization of intangibles ......................          1,359             108            211           1,678
  Write down in the fair value of investment and
    long term receivables ..........................           (651)             --             --            (651)
   Restructuring charge ............................          1,720              --             --           1,720
                                                           --------        --------       --------        --------
                                                             39,573           5,960          4,090          49,623
                                                           --------        --------       --------        --------
Income (loss) from operations ......................         (3,689)            236          1,362          (2,091)
Interest (expense) income, net and other ...........              5              39           (239)           (195)
Minority interests .................................           (261)             --           (700)           (961)
Income taxes .......................................             33              18           (257)           (206)
                                                           --------        --------       --------        --------
Net income (loss) ..................................       $ (3,913)       $    293       $    167        $ (3,453)
                                                           ========        ========       ========        ========



 THREE MONTHS ENDED JUNE 30, 2002 (AS RESTATED)        REFRACTIVE        CATARACT          OTHER             TOTAL
 ----------------------------------------------        ----------        ---------        ---------        ---------
Revenues ........................................       $  34,243        $   1,884        $   6,980        $  43,107
Expenses
  Doctor compensation ...........................           2,393               --               --            2,393
  Operating .....................................          31,130            1,406            6,872           39,408
  Depreciation ..................................           2,523              157              439            3,119
  Reduction in fair value of capital assets .....             915               --               --              915
  Amortization of intangibles ...................           2,361               30              120            2,511
  Intangible impairment .........................          69,705               --           12,015           81,720
  Write down in fair value of investments and
    long term receivables .......................           2,486               --            2,016            4,502
  Restructuring charge ..........................           6,340               --               --            6,340
                                                        ---------        ---------        ---------        ---------
                                                          117,853            1,593           21,462          140,908
                                                        ---------        ---------        ---------        ---------
Income (loss) from operations ...................         (83,610)             291          (14,482)         (97,801)
Interest (expense) income, net and other ........            (289)             (12)               8             (293)
Minority interests ..............................             137               --             (204)             (67)
Income taxes ....................................            (471)              --             (151)            (622)
                                                        ---------        ---------        ---------        ---------
Net income (loss) ...............................       $ (84,233)       $     279        $ (14,829)       $ (98,783)
                                                        =========        =========        =========        =========


          SIX MONTHS ENDED JUNE 30, 2003                REFRACTIVE       CATARACT           OTHER            TOTAL
          ------------------------------                ---------        ---------        ---------        ---------
Revenues ........................................       $  77,736        $  11,572        $  11,814        $ 101,122
Expenses
  Doctor compensation ...........................           5,583               --               86            5,669
  Operating .....................................          64,288            9,880            8,206           82,375
  Depreciation ..................................           6,119            1,140              438            7,697
  Amortization of intangibles ...................           2,935              204              211            3,350
  Write down in the fair value of investments
    and long-term receivables ...................            (448)              --               --             (448)
   Restructuring charge .........................           1,720               --               --            1,720
                                                        ---------        ---------        ---------        ---------
                                                           80,197           11,224            8,942          100,363
                                                        ---------        ---------        ---------        ---------
Income (loss) from operations ...................          (2,461)             348            2,872              759
Interest (expense) income, net and other ........             253               (1)            (447)            (195)
Minority interests ..............................          (1,154)              --           (1,348)          (2,502)
Income taxes ....................................             (49)              18             (414)            (445)
                                                        ---------        ---------        ---------        ---------
Net income (loss) ...............................       $  (3,412)       $     365        $     664        $  (2,383)
                                                        =========        =========        =========        =========


   SIX MONTHS ENDED JUNE 30, 2002(AS RESTATED)          REFRACTIVE       CATARACT          OTHER            TOTAL
   -------------------------------------------          ---------        ---------        ---------        ---------
Revenues ........................................       $  66,913        $   1,884        $  11,252        $  80,049
Expenses
  Doctor compensation ...........................           5,464               --               --            5,464
  Operating .....................................          57,708            1,406           10,421           69,535
  Depreciation ..................................           4,463              157              590            5,210
  Reduction in fair value of capital assets .....           1,487               --               --            1,487
  Amortization of intangibles ...................           4,650               30              229            4,909
  Intangible impairment .........................          69,705               --           12,015           81,720
  Write down in fair value of investments and
    long term investments .......................           2,987               --            2,016            5,003
  Restructuring charge ..........................           6,991               --                             6,991
                                                        ---------        ---------        ---------        ---------
                                                          153,455            1,593           25,271          180,319
                                                        ---------        ---------        ---------        ---------
Income (loss) from operations ...................         (86,542)             291          (14,019)        (100,270)
Interest (expense) income, net and other ........            (672)             (12)              40             (644)
Minority interests ..............................            (345)              --             (345)            (690)
Income taxes ....................................            (454)              --             (414)            (868)
                                                        ---------        ---------        ---------        ---------
Net income (loss) ...............................       $ (88,013)       $     279        $ (14,738)       $(102,472)
                                                        =========        =========        =========        =========


6. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash transactions:

                                                   SIX MONTHS ENDED JUNE  30,
                                                   --------------------------
                                                      2003            2002
                                                   ---------        ---------
Capital assets financed and leased ..........       $  5,592             --
Options and warrant reductions ..............          1,123             --
Common stock issued for acquisition .........             96        111,058
Treasury stock arising from acquisition .....             --         (2,432)
Issue of options arising from acquisition ...             --         11,001

    Cash paid for the following:

                                         SIX MONTHS ENDED JUNE 30,
                                        ---------------------------
                                          2003                2002
                                        ------               ------
Interest ................               $1,633               $  933
Income taxes ............                  160                1,752

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


8. RESTATEMENT



     On June 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," (SFAS No.
     142). SFAS No. 142 required step 1 of the transitional impairment test be completed within six months of the date of adoption and step 2 of the transitional impairment test, if step 1 was failed, be completed by the end of the year of adoption. The Company completed step 1 of the transitional impairment test by the end of the second quarter and determined that step 2 was required. The Company completed step 2 of the transitional impairment test in the fourth quarter and determined that its goodwill was impaired by $15.2 million at June 1, 2001. The Company recorded the transitional goodwill impairment in the fourth quarter of the year ended May 31, 2002. However, SFAS No. 142 required the transitional goodwill impairment be recorded as a cumulative effect of a change in accounting in the Company's first interim period financial statements after adoption, regardless of the interim period in which the measurement of the loss is completed.



     In the third quarter of 2003, we restated previously reported three and six-month earnings as of June 30, 2002 and three-month earnings as of June 30, 2001 to recognize the $15.2 million cumulative effect of a change in accounting in the quarter ended June 30, 2001. This restatement had no impact on the Company's previously reported audited statement of financial position as of December 31, 2002 or May 31, 2002 or its results of operations or cash flows for the seven-month period ended December 31, 2002 or year ended May 31, 2002 and had no impact on the Company's statement of financial position as of June 30, 2002.



     The restatement had the following financial statement impact:






                                     Three months ended                     Six months ended
                                        June 30, 2002                         June 30, 2002
                              --------------------------------      --------------------------------
                              As previously                         As previously
                                reported          As restated         reported          As restated
                              -------------      -------------      -------------      -------------
Loss before cumulative
  effect of accounting
  change                      $     (98,783)     $     (98,783)     $    (102,472)     $    (102,472)

Cumulative effect of
  accounting change                 (15,174)                --            (15,174)                --
                              -------------      -------------      -------------      -------------
Net loss                      $    (113,957)     $     (98,783)     $    (117,646)     $    (102,472)
                              =============      =============      =============      =============

Loss before cumulative
  effect of accounting
  change per share-basic
  and diluted                 $       (1.93)     $       (1.93)     $       (2.29)     $       (2.29)

Cumulative effect of
  accounting change per
  share-basic and diluted             (0.29)                --              (0.34)                --
                              -------------      -------------      -------------      -------------
Net loss per share-basic
  and diluted                 $       (2.22)     $       (1.93)     $       (2.63)     $       (2.29)
                              =============      =============      =============      =============

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (AS RESTATED)


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


     The net loss for the three months ended June 30, 2003 was $3.5 million or $0.05 per share compared to a loss of $98.8 million or $1.93 per share for the three months ended June 30, 2002. This improvement reflects the increase in revenue and margin from the acquisition of LaserVision and a positive impact of the cost-cutting initiatives in rationalizing the operations of the combined company with the goal of maximizing future profitability.



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

     Net loss for the six months ended June 30, 2003 was $2.4 million or $0.04 per share compared to a loss of $102.5 million or $2.29 per share for the six months ended June 30, 2003.


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




PART II. OTHER INFORMATION







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



                                      TLC VISION CORPORATION

                                      By:  /s/ Elias Vamvakas
                                           ------------------------------------
                                           Elias Vamvakas
                                           Chairman and Chief Executive Officer
                                           November 17, 2003

                                      By:  /s/ B. Charles Bono III
                                           ------------------------------------
                                           B. Charles Bono III
                                           Chief Financial Officer
                                           November 17, 2003

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