Form 10-K
period 2003-12-31
TLC VISION CORP
filed 2004-03-15
CIK 1010610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER: 0-29302

                                 ---------------

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

      Common Shares, No Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X| Yes | | No

      As of June 30, 2003, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately $301.3 million.

      As of March 12, 2004, there were 67,382,000 shares of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Definitive Proxy Statement for the Company's 2004 annual shareholders meeting (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13).

================================================================================

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See "Item 1. Business - Risk Factors" for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" or "TLC Vision" shall mean TLC Vision Corporation and its subsidiaries. During 2002, the Company changed its fiscal year end from May 31 to December 31. Therefore, references in this Form 10-K to "fiscal 2002" shall mean the 12 months ended May 31, 2002 and "transitional period 2002" shall mean the seven months ended December 31, 2002. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) and its subsidiaries ("TLC Vision" or the "Company") is a diversified healthcare service company focused on working with eye doctors to help them provide high quality patient care in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Aspen Healthcare and Michigan subsidiaries, TLC Vision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with Vascular Sciences Corporation to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

      In accordance with an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("LaserVision"), the Company completed a business combination with LaserVision on May 15, 2002. LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The Company believes that the combined companies provide a broader array of services to eye care professionals to ensure these individuals may provide superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

      The Company continues to focus on maximizing revenues, controlling costs and helping eye doctors provide quality eye care and clinical results. In addition, the Company continues to pursue additional growth opportunities. Financial information about each of TLC's business segments is contained in Note 16 "Segment Information" to TLC's consolidated financial statements.

REFRACTIVE DISORDERS

The eye is a complex organ composed of many parts, and normal vision requires these parts to work well together. When a person looks at an object, light rays are reflected from the object to the cornea. In response, the cornea and lens refract and focus the light rays directly on the retina. At the retina, the light rays are converted to electrical impulses that are transmitted through the optic nerve to the brain, where the image is translated and perceived.

Any deviation from normal vision is called a refractive error. Myopia, hyperopia, astigmatism and presbyopia are different types of refractive errors.

      - Myopia (nearsightedness) means the eye is longer than normal resulting in difficulty seeing distant objects as clearly as near objects.

      - Hyperopia (farsightedness) means the eye is shorter than normal resulting in difficulty seeing near objects as clearly as distant objects.

      - Astigmatism means the cornea is oval-shaped resulting in blurred vision.

      - Presbyopia is the loss of lens and eye muscle flexibility due to the natural aging process that causes difficulty in focusing on near objects and usually requires people age 40 and older to wear bifocals or reading glasses. Because vision correction surgery cannot reverse the aging process, presbyopia cannot be corrected surgically; however, there are surgical and non-surgical techniques available that can effectively manage presbyopia.

TREATMENT FOR REFRACTIVE DISORDERS

      Eyeglasses. Eyeglasses remain the most common method of correcting refractive errors because they are safe and relatively inexpensive. Eyeglasses correct nearsightedness and farsightedness by using appropriate lenses to diverge or converge light rays and focus them directly on the retina. The drawbacks of eyeglasses are possible dissatisfaction with personal appearance, inability to participate in certain sports or work activities and possible distortion in visual images when eyeglasses are used to correct large refractive errors.

      Contact Lenses. Contact lenses correct nearsightedness, farsightedness and astigmatism similarly to eyeglasses. If fitted and used as directed, contact lenses are an effective and safe way to correct refractive errors. However, daily use of contact lenses can result in the increased risk of corneal infections, hypersensitivity reactions and other problems.

      Surgical Procedures. Vision correction surgery is an elective procedure available to correct refractive errors. Vision correction surgery alters the shape of the cornea to allow light rays to be focused directly on the retina and is designed to eliminate or dramatically reduce the need for eyeglasses or contact lenses. Vision correction surgery is not for everyone and is associated with potential risks and complications. Prospective patients should carefully consider the vision correction surgeries available and the benefits and risks associated with each of them. Vision correction surgeries available at TLC include:

      - LASIK (Laser In Situ Keratomileusis). LASIK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Because LASIK creates a corneal flap to reshape the cornea and does not disrupt the front surface of the cornea, it generally is less painful, has a quicker recovery period and shorter post-operative need for steroid eye drops than other surgical procedures. LASIK is currently the most common vision correction surgery and may be the treatment of choice for patients desiring a more rapid visual recovery.

      - CustomLASIK, widely introduced in 2003, is a technologically supported advancement to LASIK. CustomLASIK involves increased pre-operative diagnostic capabilities that measure the eye from front to back with what's called "wavefront" technology. Wavefront technology creates a three dimensional corneal map and the information from that map guides the laser in customizing the laser ablation to an individuals visual irregularities, beyond myopia, hyperopia and astimgatism. CustomLASIK using wavefront technology has the potential to improve not only how much a person can see, in terms of visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see in terms of contrast sensitivity and fine detail. This translates to a reduced occurrence of night vision disturbances post-LASIK.

      - PRK (Photorefractive Keratectomy). PRK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea without cutting the cornea. PRK removes the protective surface layer of the cornea to reshape the cornea. The risk of pain, infection and corneal scarring is higher with PRK than with LASIK; however, the intraoperative risks are lessened with PRK because no corneal flap is created.

      - LASEK (Laser Assisted Sub-Epithelial Keratectomy). LASEK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Unlike LASIK that creates a corneal flap, LASEK loosens and folds the protective outer layer of the cornea (the epithelium) during the procedure and, as a result, combines the advantages of LASIK with the safety of PRK. The risk of pain, infection and corneal scarring is higher with LASEK than with LASIK; however, the intraoperative risks are lessened with LASEK because the flap which is created is only in the epithelium. The United States Food and Drug Administration has not yet approved use of the excimer laser for LASEK.

      - AK (Astigmatic Keratotomy). AK corrects astigmatism by making microscopic incisions in the cornea to change the shape of the cornea.

      - INTACS. INTACS corrects very low levels of nearsightedness (-1.00 diopters to -3.00 diopters) by implanting corneal rings in the eye to reshape the cornea rather than surgically altering the cornea. INTACS may also be used to correct irregularities in the shape of the cornea.

      - CK (Conductive Keratoplasty). For patients age 40 and older, CK is designed for the temporary reduction of farsightedness (+.75 to +3.25 diopters) and uses radio frequency instead of a laser to reshape the cornea.

      - PTK (Phototherapeutic Keratectomy). PTK treats abrasions, scars or other abnormalities of the cornea caused by injury or surgery. PTK uses an excimer laser to remove superficial opacities and irregularities of the cornea to improve vision or reduce symptoms of pain or discomfort due to an underlying eye condition.

      - Monovision. For patients age 40 and older who have difficulty reading due to the natural aging process (presbyopia) monovision is an option. Monovision is a technique in which one eye is corrected for distance vision while the other eye is corrected for near or intermediate vision. Monovision provides a viable option for active people who require both distance vision and near vision in their daily activities. Because monovision is a compromise, reading glasses may still be needed for fine print and distance vision may not be as crisp for night driving and certain sporting activities such as golf and tennis. Depth perception may also be effected. The recommended method to achieve monovision is contact lenses, but eyeglasses and certain surgical procedures can also be used.

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

      Excimer laser procedures are designed to reshape the outer layers of the cornea to treat vision disorders by changing the curvature of the cornea. Prior to the procedure being performed, the doctor develops a treatment plan taking into consideration the exact correction required utilizing the results of each individual patient's eye examination and diagnostic tests performed, such as topography and wavefront analysis. The treatment plan is entered into the laser and the software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. These procedures are performed on an outpatient basis using only topical anesthetic eye drops that promote patient comfort during the procedure. Patients are reclined in a chair, an eyelid holder is inserted to prevent blinking, and the surgeon positions the patient in direct alignment with the fixation target of the excimer laser. The surgeon uses a foot switch to apply the excimer beam that emits a rapid succession of excimer laser pulses. The typical procedure takes 10 to 15 minutes from set-up to completion, with the length of time of the actual excimer laser treatment lasting between 15 to 90 seconds, depending on the amount of correction required.

      In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval ("PMA") from the United States Food and Drug Administration ("FDA"). An FDA PMA is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA PMA approval for the sale of an excimer laser for refractive procedures was granted in 1995 for the laser of Summit Technologies, Inc. (now Alcon Laboratories, Inc., a division of Nestle, S.A.) ("Alcon"). That first approval was for the treatment of myopia. To date, the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK, including VISX, Inc. the market leader and the provider of most of the Company's excimer lasers. In Canada and Europe, neither the sale nor the use of excimer lasers to perform refractive surgery is currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Company expects that future sales of any new excimer laser models in Canada may require the approval of the Health Protection Branch of Health Canada.

THE REFRACTIVE MARKET

      While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, Market Scope's 2003 U.S. LASIK Patient Profile Report estimates that approximately 58% of the U.S. population or 165.3 million people suffer from some form of refractive disorder requiring vision correction, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. To date, based on Market Scope's estimate of the number of people who have had procedures, only an estimated 2% to 3% of this target population has had laser vision correction.

      Estimates by Market Scope indicate that 480,000 laser vision correction procedures were performed in the U.S. in 1998, 948,000 were performed in 1999,
1.4 million were performed in 2000, 1.3 million were performed in 2001, 1.1 million were performed in 2002, 1.1 million were performed in 2003, and an estimated 1.2 to 1.3 million will be performed in 2004. The Company believes that the profitability and growth of its refractive business will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada, and upon consumer confidence and the condition of the U.S. economy.

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

MARKET FOR CATARACT SURGERY

      According to the American Academy of Ophthalmology, cataract surgery currently is the most frequently performed surgical procedure in the United States, with more than 2.6 million people having cataract surgery each year. Medicare pays approximately $3.4 billion per year for 1.7 million patients having cataract surgery each year. According to the American Academy of Ophthalmology, individuals between the ages of 52 and 64 have a 50% chance of having a cataract. By age 75, almost everyone has a cataract. Fifty percent of the people between the ages of 75 and 85 with cataracts have lost some vision as a result. The National Eye Institutes of Health Cataracts indicates that cataracts are the leading cause of blindness in the world, and cataracts affect more than 20 million Americans aged 65 and older. U.S. Census Bureau data indicates that there are approximately 35 million Americans who are age 65 or older.


TLC VISION CORPORATION

      TLC Vision was originally incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to TLC The Laser Center Inc., and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of Common Shares. On September 1, 1998, TLC The Laser Center, Inc. amalgamated under the laws of Ontario with certain wholly owned subsidiaries. By articles of amendment filed November 5, 1999, the Company changed its name to TLC Laser Eye Centers Inc. On May 13, 2002, the Company filed articles of continuance with the province of New Brunswick and changed its name to TLC Vision Corporation. On May 15, 2002, the Company completed its business combination with LaserVision, a leading U.S. provider of access to excimer lasers, microkeratomes, cataract equipment and related support services.

BUSINESS STRATEGY

      TLC Vision's strategy is to be a diversified eye care services provider by leveraging relationships with ophthalmologists and optometrists throughout North America. The Company's diversification strategy is composed of the following four principal components: (1) increase diversification through pursuing new growth opportunities in eye care by leveraging relationships with eye care doctors; (2) continue expansion of surgeon relationships to work within the TLC Vision branded center model or laser access model; (3) increase surgical volume through developing programs to support eye doctors in patient education and clinical support; and (4) continue to implement initiatives designed to improve operational effectiveness, including standardizing operations to minimize operating costs and increase efficiencies without compromising the Company's commitment to assist its affiliated doctors in providing the highest levels of patient care and clinical results.

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

      TLC Vision plans to further diversify its business in four ways:

            - continuing to expand the Company's existing cataract service business through focused growth strategies and acquisitions of existing mobile cataract businesses;

            - continuing to develop the Company's optometric practice franchising organization, Vision Source, through increasing the number of affiliated practice franchises;

            - continuing to develop, acquire or gain management service agreements with a focus on ophthalmic ambulatory surgery centers as well as multispecialty ambulatory surgery centers through the Company's OR Partners and Aspen subsidiaries; and

            - developing new eye care related businesses that evolve from strategic technology investments, such as Rheo Clinics, a rheopheresis joint venture for treating dry age-related macular degeneration.

      EXPANSION OF SURGEON RELATIONSHIPS

      TLC Vision believes that its existing relationships with a large number of eye doctors represent an important competitive strength. TLC Vision's business model will continue to focus on implementing new services and business opportunities, designed to result in increased revenue.

      INCREASE SURGICAL VOLUME

      The primary tactic in increasing surgical volume will be through supporting refractive growth initiatives with ophthalmologists and optometrists. To accomplish this, TLC Vision will focus on:

            - commitment to a co-management model, which allows primary care doctors to provide the best clinical outcomes for their patients while retaining them in their practice;

            - continuing clinical education to ophthalmologists and optometrists;

            - quality patient outcomes support through the TLC Vision quality assurance and improvement system;

            - practice development education and tools focused on educating the staff of the ophthalmologists and optometrists;

            - cooperative marketing programs to build awareness for the procedure; and

            - access to custom LASIK technology through the availability of required equipment, both fixed and transportable, and training.

      CONTROLLING COSTS

      TLC Vision has reviewed and continues to review, its cost structure with a view to significantly increase efficiencies and leveraging economies of scale without compromising the delivery of quality services to doctors and their patients. Through this review, TLC Vision seeks to achieve a comprehensive approach to reducing corporate and centers costs on a day-to-day operations level and refine the Company's operating models.

DESCRIPTION OF BRANDED TLC VISION LASER EYE CENTERS

      The Company currently owns and manages 70 TLC Vision branded laser eye centers in the United States, 5 centers in Canada and 1 in Europe. Each TLC Vision branded laser eye center has a minimum of one excimer laser with many of the centers having two or more lasers. The majority of the Company's excimer lasers are manufactured by VISX Incorporated ("VISX").

      A typical TLC Vision branded laser eye center has between 3,000 and 5,000 square feet of space and is located in a medical or general office building. Although the legal and payment structures can vary from state to state depending upon state law and market conditions, the Company generally receives revenues in the form of management and facility fees paid by doctors who use the TLC Vision branded laser eye center to perform laser vision correction procedures and administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Most TLC Vision branded laser eye centers have a clinical director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated eye care doctors. Most centers also have a business manager, a receptionist, ophthalmic technicians and patient consultants. The number of staff depends on the activity level of the center. One senior staff person, who is designated as the executive director of the center, assists in preparation of the annual business plan and supervises the day-to-day operations of the center.

      TLC Vision has developed proprietary management and administrative software and systems that are designed to assist eye care professionals to provide high levels of patient care. The software permits TLC Vision branded laser eye centers to provide a potential candidate with current information on affiliated doctors throughout North America, to help them locate the closest TLC Vision branded laser eye center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and surgical outcome reporting and analysis. The software has been installed in all TLC Vision branded laser eye centers. TLC Vision also has introduced a new on line consumer consultation site on TLC Vision's Web site (www.tlcvision.com). This consumer consultation site allows consumers to book their consultation with the Company online. TLC Vision also maintains a call center (1-800-CALL TLC VISION), which is staffed seven days a week.

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

      PRICING

      At TLC Vision branded laser eye centers in the United States, patients are typically charged between $1,500 and $2,500 per eye for LASIK (or on average approximately $1,800 per eye). The Company typically charges an additional $350 to $500 per eye for custom ablation. At TLC Vision branded laser eye centers in Canada, patients are typically charged approximately C$1,700 per eye for LASIK. The primary care eye doctor also charges patients an average of $400 for pre- and post-operative care, though the total procedure costs to the patients are often included in a single invoice. See "Item 1 - Business - Risk Factors - Procedure Fees." Although competitors in certain markets continue to charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and relationships with affiliated doctors. See "Item 1 - Business - Risk Factors - Competition."

      The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. However, the Company believes it has positioned itself well in the private insurance and employer market through its Corporate Advantage program, which offers discounts to participants and is now available to more than 90 million individuals.

      CO-MANAGEMENT MODEL

      The Company has developed and implemented a co-management model under which it not only establishes, manages and operates TLC Vision branded laser eye care centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local TLC Vision branded laser eye care center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The co-management model permits the surgeon to focus on providing laser vision correction surgery while the primary care doctor provides pre- and post-operative care. In addition, most TLC Vision branded laser eye care centers have an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Item 1 - Business - Government Regulation - Regulation of Optometrists and Ophthalmologists."

      TLC Vision believes that its strong relationships with its affiliated eye care doctors, though non exclusive, represent an important competitive advantage for the TLC Vision branded laser eye care centers.

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

      SALES AND MARKETING

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

      The Company markets to doctors, corporations and directly to the public. A large part of the Company's marketing resources are devoted to joint marketing programs with affiliated doctors. The Company provides doctors with brochures, videos, posters and other materials that help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public may receive support from the Company in the development of marketing programs.

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

      The Company believes that as market acceptance for laser vision correction increases, competition among surgical providers will continue to grow and many candidates for laser vision correction will increasingly select a provider based on factors other than solely price.

      TLC Vision has also developed marketing programs directed primarily at large employers and third party providers to provide laser vision correction to their employees and participants through a TLC Vision branded laser eye center. Participating employers may partially subsidize the cost of an employee's laser vision correction at a TLC Vision branded laser eye care center and the procedure may be provided at a discounted price. The Company has more than 1,500 participating employers. In addition, more than 90 million individuals qualify for the program through arrangements between TLC Vision and third party providers. See "Item 1 - Business - Risk Factors - Inability to Execute Strategy; Management of Growth."

      Tiger Woods, world-famous golfer and TLC Laser Eye Centers patient, serves as spokesperson for the Company in all marketing efforts, including those aimed directly to the public. The Company uses a variety of traditionally accepted advertising, direct marketing and public relations efforts to reach potential patients. Most recently, the Company launched an Internet strategy with the goal of having a leading refractive presence on the Internet, through TLC-owned Web sites and partnerships and sponsorships with other Web sites.

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

      CONTRACTS WITH EYE DOCTORS

      In each market where the Company operates a branded laser eye center, the Company works with a network of eye care doctors (mostly optometrists) who perform the pre-operative and post-operative care for patients who have had laser vision correction. Those doctors then "co-manage" their patients with affiliated surgeons in that the surgeon performs the laser vision correction procedure itself, while the optometrist performs the pre-operative screening and post-operative care. In most states, co-management doctors have the option of charging the patient directly for their services or having the Company collect the fees on their behalf.

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

DESCRIPTION OF SECONDARY EYE CARE CENTERS

      The Company has an investment in three secondary eye care centers in the United States. A secondary eye care center is equipped for doctors to provide advanced levels of eye care, which may include eye surgery for the treatment of disorders such as glaucoma, cataracts and retinal disorders. Generally, a secondary care center does not provide primary eye care, such as eye examinations, or dispense eyewear or contact lenses. Sources of revenue for secondary care centers are direct payments by patients as well as reimbursement or payment by third party payors, including Medicare and Medicaid.

DESCRIPTION OF LASER ACCESS BUSINESS

      OVERVIEW

      LaserVision, TLC Vision's wholly owned subsidiary, provides access to excimer laser platforms, microkeratomes, other equipment and value-added support services such as training, technical support and equipment maintenance to eye surgeons for the treatment of nearsightedness, farsightedness and astigmatism primarily in the United States. LaserVision's delivery system utilizes both mobile equipment, which is routinely moved from site to site in response to market demand, and fixed site locations. LaserVision believes that its flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that it can serve, and allows it to effectively respond to changing market demands. LaserVision also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates and marketing advice, clinical advisory support, patient financing, partnership opportunities and practice satelliting. As of December 31, 2003, LaserVision was utilizing approximately 87 excimer lasers and 161 microkeratomes in connection with its laser access businesses.

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

      LaserVision's shared access and flexible delivery system benefits eye surgeons in a variety of ways, including the ability to:

            -     avoid a large capital investment;

            - reduce the risks associated with buying high-technology equipment that may become obsolete;

            - obtain technical support provided by LaserVision's laser engineers and microkeratome technicians;

            - use the equipment without responsibility of maintenance or repair;

            - cost-effectively serve small to medium-sized markets and remote locations; and

            -     serve satellite locations even in large markets.

      FLEXIBLE DELIVERY SYSTEM

      LaserVision seeks to maximize the number of locations, eye surgeons and patients that can utilize its access and related services and respond quickly to changing market demand by utilizing a flexible delivery system that features both mobile and fixed site locations.

      LaserVision's mobile access systems are typically used by eye surgeons who perform fewer than 30 procedures per month or are in markets where they are able to offer consolidated surgery days to patients. A certified laser technician accompanies each excimer laser from location to location. If an eye surgeon uses LaserVision's microkeratomes, LaserVision generally supplies one microkeratome, one accessory kit and a second LaserVision employee, who is certified by the microkeratome manufacturer and acts as a surgical technician.

      Mobile laser equipment is provided by means of a proprietary "Roll-On/Roll-Off" laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set up time at each destination. As of December 31, 2003, LaserVision had 33 Roll-On/Roll-Off systems in operation, all but 2 of which were located in the U.S.

      LaserVision's fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of December 31, 2003, LaserVision had approximately 53 U.S. fixed sites and 2 European fixed sites. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by any qualified eye surgeon.

      VALUE-ADDED SERVICES

      LaserVision provides eye surgeons value-added support services that distinguish it from its competitors, enhance the Company's ability to compete for business and enable it to grow with its customers by offering them various service and support arrangements. The following value-added services help LaserVision's eye surgeon customers to expand their practices, thereby increasing the use of LaserVision's equipment and services:

            - Technical Support and Equipment Maintenance - As of December 31, 2003, LaserVision employed 38 certified laser engineers and 20 microkeratome technicians. The laser engineers perform most required laser maintenance and help ensure rapid response to most laser repair or maintenance needs.

            - Staff Training and Development - Through both field and corporate based practice development support, LaserVision provides its eye surgeon customers with a comprehensive menu of options to enhance patient education, staff knowledge, and patient recruitment. Start up services include centralized refractive coordinator training programs and access to patient financing program. These centralized training programs and field-based support provide eye surgeon staff an opportunity to learn best practices with respect to patient conversion, patient flow and marketing programs. Extended services, such as corporate programs, database management and networking techniques, enable eye surgeon customers to experience continued growth in their practice.

            - Building Relationships - LaserVision works to form relationships between eye surgeons and optometrists. These optometric networks are valuable in referring patients to eye surgeons who use LaserVision's equipment and services. LaserVision helps to form these referral networks by training optometrists, who are then able to provide pre-operative screenings as well as post-surgical follow-up to their patients. LaserVision also provides eye surgeon customers with marketing advice designed to foster these referrals and generate new patients.

            - Clinical Advisors - TLC Vision maintains a Clinical Advisory Group which conducts regular conference calls with LaserVision's eye surgeon customers. Our clinical advisors, who are eye surgeons and optometrists with extensive clinical experience, chair these conference calls. In addition, TLC Vision conducts clinical advisory meetings at major industry conferences each year. TLC Vision's clinical advisors also make themselves available to consult with eye surgeon customers in addition to regularly scheduled conference calls and meetings.

            - Practice Satelliting - LaserVision assists eye surgeons with high-volume practices who desire to serve smaller markets through satellite surgical locations. This program allows eye surgeon customers to leverage their time performing eye surgery.

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

      MOBILE AND FIXED ACCESS AGREEMENTS

      Under LaserVision's standard refractive mobile access agreements with surgeons, LaserVision provides some or all of the following: laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades. In addition, LaserVision may provide marketing assistance, coordination of surgeon training and other support services. This access is provided on agreed upon dates at either the surgeons' offices or a third party's facility. In return, the surgeons pay a per procedure fee for LaserVision's services and generally agree to exclusively use LaserVision's equipment for refractive surgery. LaserVision does not provide medical services to the patients or any administrative services to the access surgeon customer.

      Under LaserVision's standard refractive fixed access agreements with surgeons, LaserVision generally provides the following: a fixed-base laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to use exclusively LaserVision's equipment for refractive surgery. LaserVision does not provide a laser operator, microkeratome technician, medical services or any administrative services to the access surgeon customers.

      Under LaserVision's joint venture arrangements, LaserVision directly or indirectly provides either mobile or fixed-base laser access and the following: microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades, the laser facility, management services which include administrative services such as billing and collections, staffing for the refractive practice, marketing assistance and funds and other support services. LaserVision receives an access fee and management services fees in addition to being reimbursed for the direct costs paid by LaserVision for the laser facility operations. In return, the surgeons generally agree to exclusively use LaserVision's equipment for refractive surgery and/or not to compete with LaserVision within a certain area. Neither LaserVision nor the joint ventures provide medical services to the patients.

DESCRIPTION OF CATARACT BUSINESS

      Through its Midwest Surgical Services, Inc. subsidiary ("MSS"), TLC Vision provides mobile and fixed site cataract equipment and related services in 40 states. As of December 31, 2003, MSS employed 53 cataract equipment technicians and operated 53 mobile cataract systems. An MSS certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery.

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

      The MSS sales staff focuses on identifying small to medium sized markets, which usually do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, MSS's sales staff will contact the local hospital and local optometrists to develop interest in "close to home" cataract surgery services. When there is sufficient interest, the sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, MSS seeks to increase demand for its mobile cataract services and increase convenience for cataract patients.

DESCRIPTION OF AMBULATORY SURGICAL CENTER BUSINESS

      As a natural extension of its existing eye care businesses, TLC Vision has organized OR Partners, Inc. as a wholly-owned subsidiary to develop, acquire and manage single specialty ophthalmology ambulatory surgery centers (ASCs) in partnership with ophthalmic surgeons. As of December 31, 2003, TLC Vision operated two ASCs and anticipates that more ASCs will be opened during 2004.

      ASCs provide outpatient surgery services in a less institutional, more productive and cost-efficient setting than traditional surgical hospitals. The two primary procedures performed in the ASCs are cataract extraction with IOL implantation and YAG capsulotomies. However, the ASCs have the capability to accommodate additional ophthalmic surgical procedures as well as additional procedures from compatible surgical specialties.

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

      The Company continues to work to maximize its return on investments in other healthcare services businesses and focuses on ensuring that other healthcare services businesses are both profitable and growing.

      SUPPORT PROGRAMS

      CLINICAL ADVISORY GROUP

      The Company's Clinical Advisory Group is comprised of refractive surgeons and optometrists selected based upon clinical experience and previous involvement with TLC Vision. The Clinical Advisory Group acts as both a clinical and business resource to the Company by providing an eye care professional's perspective on market competition, proposed policies and operational strategies. Additionally, the Clinical Advisory Group acts as a resource to the Company's employees and affiliated doctors. The Clinical Advisory Group holds scheduled meetings throughout the year and meets as necessary to consider clinical issues as they arise.

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

      WEB SITE

      TLC Vision has linked its branded eye care centers, network doctors and potential patients through its Web site, www.tlcvision.com, which provides a directory of TLC Vision affiliated eye care providers and contains questions and answers about laser vision correction. TLC Vision's Web site also contains other useful information for shareholders and investors.

      TLC Vision makes available free of charge on or through its Web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Company's Web site as soon as reasonably practicable after the material is electronically filed with or furnished to the Commission.

EQUIPMENT AND CAPITAL FINANCING

      The Company primarily utilizes the VISX, Alcon and Bausch & Lomb excimer lasers for refractive surgery. See "Industry Background - Laser Vision Correction."

      Although there can be no assurance, the Company believes that based on the number of existing manufacturers, the current inventory levels of those manufacturers and the number of suitable, previously owned and, in the case of U.S. centers, FDA-approved lasers available for sale in the market, the supply of excimer lasers is more than adequate for the Company's future operations.

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

COMPETITION

      CONSUMER MARKET FOR VISION CORRECTION

      Within the consumer market, excimer laser procedures performed at the Company's centers compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and technologies currently under development such as corneal rings, intraocular lenses and surgery with different types of lasers. Although the Company believes that eyeglass and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this variety of competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.

      MARKET FOR LASER VISION CORRECTION

      Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market will grow. Laser vision correction providers are divided into three major segments: corporate-owned centers; independent surgeon-owned centers; and institution-owned centers. According to Market Scope, as of October 31, 2003, independent surgeon-owned centers accounted for the largest percentage of total procedure volume in the industry with a 62% market share. Corporate-owned centers accounted for 31% of total procedures performed. The remaining 7% of laser vision correction procedures were performed at institution-owned centers, such as hospitals or universities.

      Although many or most competitors continue to charge less for laser vision correction than the Company's branded eye care center and its affiliated doctors, the Company believes that the important factors affecting competition in the laser vision correction market are quality of service, surgeon skill and reputation and price and that its competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.

      During the past several years, the laser vision correction industry experienced financial stress due to the number of providers who employed dramatically reduced pricing in an effort to gain market share. TLC Vision refused to participate in the price war and maintained its premium pricing model with superior quality of care and outcomes. In April 2001, LasikVision Corporation and Lasik Vision Canada Inc., subsidiaries of ICON Laser Eye Centers, Inc., made assignments in bankruptcy. In June 2001, ICON Laser Eye Centers, Inc. was placed in receivership and Vision America also declared bankruptcy during fiscal 2002. The Company believes that these filings, together with related media reports, had a negative impact on procedure volumes by generating a great deal of short-term concern and confusion among prospective patients. A series of negative news stories focusing on patients with unfavorable outcomes from procedures performed at competing centers further adversely affected procedure volumes. In addition, being an elective procedure, laser eye surgery volumes were also depressed by weak economic conditions in North America during 2001 and 2002.

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

      The use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those affiliated with the Company's branded eye care centers, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future.

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

      Failure to comply with applicable FDA requirements could subject the Company, its affiliated doctors or laser manufacturers to enforcement action, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, failure to comply with regulatory requirements or any adverse regulatory action, including a reversal of the FDA's current position that the "off-label" use of excimer lasers by doctors outside the FDA-approved guidelines is a practice of medicine decision, which the FDA is not authorized to regulate, could result in a limitation on or prohibition of the Company's use of excimer lasers, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

      The marketing and promotion of laser vision correction in the United States are subject to regulation by the FDA and the Federal Trade Commission ("FTC"). The FDA and FTC have released a joint communique on the requirements for marketing laser vision correction in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of laser vision correction and has been monitoring marketing activities in this area through a non public inquiry to identify areas that may require further FTC attention.

      CANADA

      The use of excimer lasers in Canada to perform refractive surgery is not subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and hyperopia since 1996. The Health Protection Branch of Health Canada ("HPB") regulates the sale of devices, including excimer lasers used to perform procedures at the Company's Canadian eye care centers. Pursuant to the regulations prescribed under the Canadian Food and Drugs Act, the HPB may permit manufacturers or importers to sell a certain number of devices to perform procedures provided the devices are used in compliance with specified requirements for investigational testing. Permission to sell the device may be suspended or cancelled where the HPB determines that its use endangers the health of patients or users or where the regulations have been violated. Devices may also be sold for use on a non-investigational basis where evidence available in Canada to the manufacturer or importer substantiates the benefits and performance characteristics claimed for the device. The Company believes that the sale of the excimer lasers to its eye care centers, as well as their use at the centers, complies with HPB requirements. There can be no assurance that Canadian regulatory authorities will not impose restrictions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      REGULATION OF OPTOMETRISTS AND OPHTHALMOLOGISTS

      UNITED STATES

      The health care industry in the United States is highly regulated. The Company and its operations are subject to extensive federal, state and local laws, rules and regulations, including those prohibiting corporations from practicing medicine and optometry, prohibiting unlawful rebates and division of fees, anti-kickback laws, fee-splitting laws, self-referral laws, laws limiting the manner in which prospective patients may be solicited and professional licensing rules. Approximately 42 states in which the Company currently does business limit or prohibit corporations from practicing medicine and employing or engaging physicians to practice medicine.

      The Company has reviewed these laws and regulations with its health care counsel, and although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, the Company expects that doctors affiliated with TLC Vision will comply with such laws in all material respects, although it cannot ensure such compliance by doctors.

      Federal Law. A federal law (known as the "anti-kickback statute") prohibits the offer, solicitation, payment or receipt of any remuneration which is intended to induce or is in return for the referral of patients for or the ordering of items or services reimbursable by Medicare or any other federally financed health care program. This statute also prohibits remuneration intended to induce the purchasing of or arranging for or recommending the purchase or order of any item, good, facility or service for which payment may be made under federal health care programs. This statute has been applied to otherwise legitimate investment interests if one purpose of the offer to invest is to induce referrals from the investor. Safe harbor regulations provide absolute protection from prosecution for certain categories of relationships. In addition, a recent law broadens the government's anti-fraud and abuse enforcement responsibilities to include all health care delivery systems regardless of payor.

      Subject to certain exceptions, federal law also prohibits referrals for the provision of Medicare or Medicaid-covered "designated health services" between a physician and another entity with which the physician (or an immediate family member) has a financial relationship (which includes ownership and compensation arrangements. This law, known as the "Stark Law", does not apply outside of the Medicare and Medicaid programs or to items or services that are not one of the eleven designated health services.

      Laser vision correction is not reimbursable by Medicare, Medicaid or other federal programs. As a result, neither the anti-kickback statute nor the Stark Law applies to the Company's laser vision correction business but the Company may be subject to similar state laws.

      Doctors affiliated with the Company's ambulatory surgery company, OR Partners, Inc., the Company's mobile cataract services business, MSS, or the Company's secondary care centers provide services that are reimbursable under Medicare and Medicaid. Further, ophthalmologists and optometrists co-manage Medicare and Medicaid patients who receive services at the Company's secondary care centers. The co-management model is based, in part, upon the referral by an optometrist for surgical services performed by an ophthalmologist and the provision of pre- and post-operative services by the referring optometrist. The Office of the Inspector General for the Department of Health and Human Services, the government agency responsible for enforcing the anti-kickback statute, has stated publicly that to the extent there is an agreement between optometrists and ophthalmologists to refer back to each other, such an agreement could constitute a violation of the anti-kickback statute. The Company believes, however, that its co-management program does not violate the anti-kickback statute, as patients are given the choice whether to return to the referring optometrist or to stay with the ophthalmologist for post-operative care. Nevertheless, there can be no guarantee that the Office of the Inspector General will agree with the Company's analysis of the law. If the Company's co-management program were challenged as violating the anti-kickback statute and the Company were not successful in defending against such a challenge, then the result may be civil or criminal fines and penalties, including exclusion of the Company, the ophthalmologists and the optometrists from the Medicare and Medicaid programs or the requirement that the Company revise the structure of its co-management program or curtail its activities, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

      The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") were enacted to (a) improve the efficiency and effectiveness of the healthcare system by standardizing the exchange of electronic information for certain administrative and financial transactions and (b) protect the confidentiality and security of health information. HIPAA directed the U.S. Department of Health and Human Services to promulgate a set of interlocking regulations to implement the goals of HIPAA. The regulations apply to "covered entities" which include health plans, healthcare clearinghouses and healthcare providers who transmit patient health information ("PHI") in electronic form in connection with certain administrative and billing transactions. These regulations can be divided into the following:

      - Privacy Regulations designed to protect and enhance the rights of patients by providing patient access to their PHI and controlling the use of their PHI;

      - Security Regulations designed to protect electronic health information by mandating certain physical, technical and administrative safeguards;

      - Electronic Transactions and Code Sets Regulations designed to standardize electronic data interchange in the health care industry;

      - Standard Unique Employer Identifier Regulations designed to standardize employer identification numbers used in certain electronic transactions; and

      - Standard Unique Health Identifier for Health Care Providers Regulations designed to standardize the identification of health care providers used in electronic transactions.

      While the regulations are all in final form, the compliance date for each set of regulations varies. Compliance with the Privacy Regulations was required by April 14, 2003 (except for "small" health plans) and compliance with the Electronic Transaction and Code Sets Regulations was required by October 16, 2003. Compliance with the Standard Unique Employer Identifier Regulations is required by July 30, 2004; April 21, 2005 for the Security Regulations; and May 23, 2005 for the Standard Unique Health Identifier for Health Care Providers Regulations.

      The Company has instituted new policies and procedures designed to comply with the Privacy Regulations at various centers throughout the Company. Because the Company is self-insured and meets the definition of "small" health plan, the Company's health plan has until April 14, 2004 to comply with the Privacy Regulations. The Company's plan sponsor is taking steps to institute new policies and procedures to comply with the Privacy Regulations. The Company is implementing employee-training programs explaining how the regulations apply to their job role. The Company intends to implement programs to ensure compliance with the other HIPAA regulations by the applicable compliance date.

      State Law. In addition to the requirements described above, the regulatory requirements that the Company must satisfy to conduct its business will vary from state to state, and accordingly, the manner of operation by the Company and the degree of control over the delivery of refractive surgery by the Company may differ among the states.

      A number of states have enacted laws, which prohibit what is known as the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Many states have similar restrictions in connection with the practice of optometry. Application of the corporate practice of medicine prohibition varies from state to state. Therefore, while some states may allow a business corporation to exercise significant management responsibilities over the day-to-day operation of a medical or optometric practice, other states may restrict or prohibit such activities. The Company believes that it has structured its relationship with eye care doctors in connection with the operation of eye care centers as well as in connection with its secondary care centers so that they conform to applicable corporate practice of medicine restrictions in all material respects. Nevertheless, there can be no assurance that, if challenged, those relationships may not be found to violate a particular state corporate practice of medicine prohibition. Such a finding may require the Company to revise the structure of its legal arrangements or curtail its activities, and this may have a material adverse effect on the Company's business, financial condition, and results of operations.

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

      Similarly, just as in the case of the federal Stark Law, while the Company believes that it is operating in compliance with applicable state anti-self-referral laws in all material respects, there can be no assurance that each state will agree with the Company's position or that there will not be a change in the state's interpretation or enforcement of its own law. In such case, the Company may be subject to fines and penalties as well as other administrative sanctions and would likely be required to revise the structure of its legal arrangements. This could have a material adverse effect on the Company's business, financial condition and results of operations

      CANADA

      Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company. Certain of the Company's eye care centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. The Company expects that ophthalmologists and optometrists affiliated with TLC Vision will comply with the applicable regulations, although it cannot ensure such compliance by doctors.

      The laws of certain Canadian provinces prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities (such as the Company) from practicing medicine or optometry and, in certain circumstances, from employing physicians or optometrists directly. The Company believes that its operations comply with such laws in all material respects, and expects that doctors affiliated with TLC Vision centers will comply with such laws, although it cannot ensure such compliance by doctors.

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

      The Company is not aware of any Canadian health regulations which impose facility-licensing requirements on the operation of eye care centers.

      RISK OF NON COMPLIANCE

      Many of these laws and regulations governing the health care industry are ambiguous in nature and have not been definitively interpreted by courts and regulatory authorities. Moreover, state and local laws vary from jurisdiction to jurisdiction. Accordingly, the Company may not always be able to predict clearly how such laws and regulations will be interpreted or applied by courts and regulatory authorities and some of the Company's activities could be challenged. In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. Numerous legislative proposals have been introduced in Congress and in various state legislatures over the past several years that would, if enacted, effect major reforms of the U.S. health care system. The Company cannot predict whether any of these proposals will be adopted and, if adopted, what impact such legislation would have on the Company's business. The Company has reviewed existing laws and regulations with its health care counsel, and although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, TLC Vision expects that affiliated doctors will comply with such laws in all material respects, although it cannot assure such compliance by doctors. The Company could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail certain of its business activities, reducing the potential profit to the Company of some of its legal arrangements, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

      The names "TLC The Laser Center," "TLC Vision," and slogan "See the Best" are registered U.S. service marks of TLC Vision and registered trademarks in Canada. TLC Vision has registered "TLC Laser Eye Centers" with the TLC Vision eye design as a trademark in the United States and Canada. "Laser Vision," "Laser Vision Centers and Design," "Laser Vision Centers," "LVC," and "LVCI," are registered trademarks in the United States utilized by LaserVision. LaserVision has secured a patent for certain aspects of its Roll-On/Roll-Off system. In addition, TLC Vision owns a patent in the United States on the treatment of a potential side effect of laser vision correction generally known as "central islands." The patent expires in May 2014. The Company's service marks, patents and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. One or all of the registrations of the service marks may be challenged, invalidated or circumvented in the future.

      The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. In the event that the use of an excimer laser or other procedure performed at any of the Company's refractive or secondary care centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may not be available on favorable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products, which do not infringe the patent. The unavailability of such products may cause the Company to cease operations in the United States or Canada or delay the Company's continued expansion in the United States. If the Company is prohibited from performing laser vision correction at any of its laser centers, the Company's business, financial condition and results of operations will be materially adversely affected.

EMPLOYEES

      As of December 31, 2003, the Company had 854 employees. The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors - Dependence on Key Personnel."

RISK FACTORS

      LOSSES FROM OPERATIONS; UNCERTAINTY OF FUTURE PROFITABILITY

      TLC Vision reported net losses of $9.4 million, $43.3 million, $161.9 million and $37.8 million for the year ended December 31, 2003, the transitional period ended December 31, 2002, fiscal 2002 and fiscal 2001, respectively. As of December 31, 2003, TLC Vision reported an accumulated deficit of $294.8 million. TLC Vision may not become profitable and if it does become profitable, its profitability may vary significantly from quarter to quarter. TLC Vision's profitability will depend on a number of factors, including:

            - the Company's ability to increase demand for its services and control costs;

            - the Company's ability to execute its strategy and effectively integrate acquired businesses and assets;

            - the Company's ability to obtain adequate insurance against malpractice claims and reduce the number of claims;

            - economic conditions in the Company's markets, including the availability of discretionary income;

            - concerns about the safety and effectiveness of laser vision correction;

            -     competitive factors;

            -     regulatory developments;

            - the Company's ability to achieve expected cost savings and synergies;

            - the Company's ability to retain and attract qualified personnel; and

            - Doctors' ability to obtain adequate insurance against malpractice claims at reasonable rates.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

      CHANGES IN GENERAL ECONOMIC CONDITIONS MAY CAUSE FLUCTUATIONS IN TLC VISION'S REVENUES AND PROFITABILITY.

      The cost of laser vision correction procedures is typically not reimbursed by health care insurance companies or other third party payors. Accordingly, the operating results of TLC Vision may vary based upon the impact of changes in economic conditions on the disposable income of consumers interested in laser vision correction. A significant decrease in consumer disposable income in a weakening economy may result in decreased procedure levels and revenues for TLC Vision. For example, the downturn in the North American economy contributed to a 17% decline in the number of paid procedures at TLC Vision's branded centers and a 22% decline in total revenues for the seven months ended December 31, 2002 compared to the corresponding period in 2001. In addition, weakening economic conditions may result in an increase in the number of TLC Vision's customers, who experience financial distress or declare bankruptcy, which may negatively impact TLC Vision's accounts receivable collection experience.

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

      Competition in the market for laser vision correction could increase as excimer laser surgery becomes more commonplace and the number of ophthalmologists performing the procedure increases. In addition, competition would increase if state laws were amended to permit optometrists, in addition to ophthalmologists, to perform laser vision correction. TLC Vision will compete on the basis of quality of service, surgeon skill and reputation and price. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. In recent years, competitors have offered laser vision correction at prices considerably lower than TLC Vision's prices. The laser vision correction industry has been significantly affected by reductions in the price for laser vision correction, including the failure of many businesses that provided laser vision correction. Market conditions may compel TLC Vision to lower prices to remain competitive and any reduction in its prices may not be offset by an increase in its procedure volume or decreases in its costs. A decrease in either the fees or procedures performed at TLC Vision's eye care centers or in the number of procedures performed at its centers could cause TLC Vision's revenues to decline and its business and financial condition to weaken.

      Laser vision correction competes with other surgical and non surgical means of correcting refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and other technologies currently under development, such as intraocular lenses and surgery with different types of lasers. TLC Vision's management, operations and marketing plans may not be successful in meeting this competition. Optometry chains and other suppliers of eyeglasses and contact lenses may have substantially greater financial, technical, managerial, marketing and other resources and experience than the Company and may promote alternatives to laser vision correction or purchase laser systems and offer laser vision correction to their customers.

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

      Most affiliated surgeons performing laser vision correction at TLC Vision's eye care centers and significant employees of TLC Vision have agreed to restrictions on competing with TLC Vision, or soliciting patients or employees associated with their facilities; however, these non competition agreements may not be enforceable.

      THE MARKET ACCEPTANCE OF LASER VISION CORRECTION IS UNCERTAIN.

      TLC Vision believes that the profitability and growth of TLC Vision will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. TLC Vision may have difficulty generating revenue and growing its business if laser vision correction does not become more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive vision disorders. Laser vision correction may not become more widely accepted due to a number of factors, including:

            - its cost, particularly since laser vision correction typically is not covered by government or private insurers;

            -     general resistance to surgery;

            - effective and less expensive alternative methods of correcting refractive vision disorders are widely available;

            -     the lack of long-term follow-up data;

            -     the possibility of unknown side effects; and

            - reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction.

      CONCERNS ABOUT POTENTIAL SIDE EFFECTS AND LONG-TERM RESULTS OF LASER VISION CORRECTION MAY NEGATIVELY IMPACT MARKET ACCEPTANCE OF LASER VISION CORRECTION AND PREVENT TLC VISION FROM GROWING ITS BUSINESS.

      Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Any complications or side effects of laser vision correction may call into question the safety and effectiveness of laser vision correction, which in turn may damage the likelihood of market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to product liability, malpractice or other claims against TLC Vision. Also, complications or side effects could jeopardize the approval by the U.S. Food and Drug Administration of the excimer laser for sale for laser vision correction. Although results of a study showed that the majority of patients experienced no serious side effects seven years after laser vision correction using the Photorefractive Keratectomy procedure, known as PRK, complications may be identified in further long-term follow-up studies of PRK. There are no long-term studies on the side effects of Laser In-Situ Keratomileusis, known as LASIK, the procedure more often performed in recent years.

      There is no independent industry source for data on side effects or complications from laser vision correction. In addition, TLC Vision does not track side effects. Some of the possible side effects of laser vision correction are:

            -     foreign body sensation,

            -     pain or discomfort,

            -     sensitivity to bright lights,

            -     blurred vision,

            -     dryness or tearing,

            -     fluctuation in vision,

            -     night glare,

            -     poor or reduced visual quality,

            -     overcorrection or undercorrection,

            -     regression, and

            -     corneal flap or corneal healing complications.

      TLC Vision believes that the percentage of patients who experience serious side effects as a result of laser vision correction at its centers is likely less than 1%. However, there is no study to support this belief.

      Laser vision correction may also involve the removal of "Bowman's membrane," an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. Although several studies have demonstrated no significant adverse reactions to excimer laser removal of Bowman's membrane, the long-term effect of the removal of Bowman's membrane on patients is unclear.

      TLC VISION MAY BE UNABLE TO ENTER INTO OR MAINTAIN AGREEMENTS WITH DOCTORS OR OTHER HEALTH CARE PROVIDERS ON SATISFACTORY TERMS.

      TLC Vision will have difficulty generating revenue if it is unable to enter into or maintain agreements with doctors or other health care providers on satisfactory terms. Most states prohibit TLC Vision from practicing medicine, employing doctors to practice medicine on TLC Vision's behalf or employing optometrists to render optometric services on TLC Vision's behalf. In most states TLC Vision may only own and manage centers and enter into affiliations with doctors and other health care providers. Also, affiliated doctors have provided a significant source of patients for TLC Vision and are expected to provide a significant source of patients for TLC Vision. Accordingly, the success of TLC Vision's business depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors to render or arrange surgical and other professional services at facilities owned or managed by TLC Vision.

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

      THE MARKET PRICE OF TLC VISION'S COMMON SHARES MAY BE VOLATILE.

      Historically, the market price of TLC Vision's common shares has been volatile. For example, the market price of TLC Vision's common shares decreased from a high of $53.50 to a low of $0.79 between July 1999 and March 2003, then increased to $10.84 by March 2004. TLC Vision's common shares will likely be volatile in the future due to industry developments and business-specific factors such as:

            - the Company's ability to effectively penetrate the laser vision correction market;

            -     the Company's ability to execute its business strategy;

            -     new technological innovations and products;

            -     changes in government regulations;

            -     adverse regulatory action;

            - public concerns about the safety and effectiveness of laser vision correction;

            -     loss of key management;

            - announcements of non-routine events such as acquisitions or litigation;

            -     variations in its financial results;

            -     fluctuations in competitors' stock prices;

            - the issuance of new or changed stock market analyst reports and recommendations concerning its common shares or competitors' stock;

            -     changes in earnings estimates by securities analysts;

            -     the Company's ability to meet analysts' projections;

            -     changes in the market for medical services;

            -     general economic, political and market conditions; or

            -     perception of the potential for rheopheresis for dry AMD

      In addition, in recent years the prices and trading volumes of publicly traded shares, particularly those of companies in health care related markets, have been volatile. This volatility has substantially affected the market prices of many companies' securities for reasons frequently unrelated or disproportionate to their operating performance. Following the terrorist attacks in the United States in September 2001, stock markets experienced volatility and stock prices declined, in some cases substantially. Continued volatility may reduce the market price of the common shares of TLC Vision.

      TLC VISION MAY BE UNABLE TO EXECUTE ITS BUSINESS STRATEGY.

      TLC Vision's business strategy will be to focus on:

            - maximizing revenues through a co-management model and innovative marketing programs;

            - controlling costs without compromising superior quality of care or clinical outcomes; and

            - pursuing additional growth opportunities outside of its laser vision correction business.

      If TLC Vision does not successfully execute this strategy or if the strategy is not effective, TLC Vision may be unable to maintain or grow its revenues or achieve profitability.

      TLC VISION MAY MAKE INVESTMENTS THAT MAY NOT BE PROFITABLE.

      TLC Vision has made investments that were intended to support its strategic business purposes, such as TLC Vision's investment in LaserSight Inc. These investments were generally made in companies in the laser vision correction business or that owned emerging technologies that TLC Vision believes would support the Company's refractive business. TLC Vision recognized a charge of approximately $26.1 million, $2.1 million and $0.4 million in the fiscal year ended May 31, 2002, the seven-month period ended December 31, 2002 and the year ended December 31, 2003, respectively, primarily as a result of the decline in the value of its investments, including the investment in LaserSight. The remaining value of the investment in LaserSight was written off in 2003 as LaserSight declared bankruptcy during the year. TLC Vision may make similar investments in the future, some of which may be material or may become material over time. If TLC Vision is unable to successfully manage its current and future investments, including ASC investments, or if these investments are not profitable or do not generate the expected returns, then future operating results may be adversely impacted.

      THE GROWTH STRATEGY OF TLC VISION DEPENDS ON ITS ABILITY TO MAKE ACQUISITIONS OR ENTER INTO AFFILIATION ARRANGEMENTS.

      The success of TLC Vision's growth strategy will be dependent on increasing the number of procedures at its eye care centers and/or increasing the number of eye care centers through internal development or acquisitions and entering into affiliation arrangements with local eye care professionals in markets not large enough to justify a corporate center.

      The addition of new centers will present challenges to management, including the integration of new operations, technologies and personnel. The addition of new centers also presents special risks, including:

            -     unanticipated liabilities and contingencies;

            -     diversion of management attention; and

            -     possible adverse effects on operating results resulting from:

                  -     possible future goodwill impairment;

                  -     increased interest costs;

                  -     the issuance of additional securities; and

                  - increased costs resulting from difficulties related to the integration of the acquired businesses.

      TLC Vision's ability to achieve growth through acquisitions will depend on a number of factors, including:

            -     the availability of attractive acquisition opportunities;

            -     the availability of capital to complete acquisitions;

            - the availability of working capital to fund the operations of acquired businesses; and

            -     the effect of existing and emerging competition on operations.

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

      TLC VISION MAY HAVE SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS, AND ITS ABILITY TO OBTAIN ADDITIONAL FUNDING IS UNCERTAIN.

      TLC Vision is unable to predict with certainty the timing or the amount of its future capital requirements. Continued operating losses or changes in TLC Vision's operations, expansion plans or capital requirements may consume available cash and other resources more rapidly than TLC Vision anticipates and more funding may be required before TLC Vision becomes profitable. TLC Vision's capital needs depend on many factors, including:

            - the rate and cost of acquisitions of businesses, equipment, equipment upgrades and other assets;

            -     the rate of opening new centers or expanding existing centers;

            -     market acceptance of laser vision correction; and

            -     actions by competitors.

      Although TLC Vision obtained a $15 million line of credit from General Electric Capital Corporation during 2003, TLC Vision may not have adequate resources to finance the planned growth in its businesses, and it may not be able to obtain additional capital through subsequent equity or debt financings on terms favorable to TLC Vision or at all. If TLC Vision does not have adequate resources and cannot obtain additional capital, TLC Vision will not be able to implement its expansion strategy successfully, TLC Vision's growth could be limited, and its net income and financial condition could be adversely affected.

      TLC VISION MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT AND INTEGRATE NEW OPERATIONS AND FACILITIES.

      The success of TLC Vision depends on its ability to manage its existing operations and facilities and to expand its businesses consistent with the Company's business strategy. In the past, TLC Vision has grown rapidly in the United States. TLC Vision's future growth and expansion will increase its management's responsibilities and demands on operating information technologies and financial systems and resources. TLC Vision's business and financial results are dependent upon a number of factors, including its ability to:

            - implement upgraded operations, information technologies and financial systems, procedures and controls;

            -     hire and train new staff and managerial personnel;

            - adapt or amend TLC Vision's business structure to comply with present or future legal requirements affecting its arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of optometry and medicine and referrals to facilities in which doctors have a financial interest; and

            - obtain regulatory approvals, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors;

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

      TLC Vision has employment or similar agreements with the above individuals and other key personnel. The terms of these agreements include, in some cases, entitlements to substantial severance payments in the event of termination of employment by either TLC Vision or the employee.

      TLC VISION MAY BE SUBJECT TO MALPRACTICE AND OTHER SIMILAR CLAIMS AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE INSURANCE AGAINST THESE CLAIMS.

      The provision of medical services at TLC Vision's centers entails an inherent risk of potential malpractice and other similar claims. Beginning October 1, 2002, all of TLC Vision's U.S. professional malpractice insurance had a $250,000 deductible per claim. The Company has been self-insured for Canadian claims since June 1, 2003. Patients at TLC Vision's centers execute informed consent statements prior to any procedure performed by doctors at TLC Vision's centers, but these consents may not provide adequate liability protection. Although TLC Vision does not engage in the practice of medicine or have responsibility for compliance with regulatory and other requirements directly applicable to doctors and doctor groups, claims, suits or complaints relating to services provided at TLC Vision's centers may be asserted against TLC Vision in the future, and the assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages.

      TLC Vision currently maintains malpractice insurance coverage and accruals that it believes is adequate both as to risks and amounts covered. In addition, TLC Vision requires the doctors who provide medical services at its centers to maintain comprehensive professional liability insurance and most of these doctors have agreed to indemnify TLC Vision against certain malpractice and other claims. TLC Vision's insurance coverage, however, may not be adequate to satisfy claims, insurance maintained by the doctors may not protect TLC Vision and such indemnification may not be enforceable or, if enforced, may not be sufficient. TLC Vision's inability to obtain adequate insurance or an increase in the future cost of insurance to TLC Vision and the doctors who provide medical services at the centers may have a material adverse effect on its business and financial results.

      The excimer laser system uses hazardous gases which if not properly contained could result in injury. TLC Vision may not have adequate insurance for any liabilities arising from injuries caused by the excimer laser system or hazardous gases. While TLC Vision believes that any claims alleging defects in TLC Vision's excimer laser systems would usually be covered by the manufacturers' product liability insurance, the manufacturers of TLC Vision's excimer laser systems may not continue to carry adequate product liability insurance.

      TLC VISION MAY FACE CLAIMS FOR FEDERAL, STATE AND LOCAL TAXES.

      TLC Vision operates in 48 states and two Canadian provinces and is subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on its operations, payroll, assets and services. TLC Vision endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors who assist in the process. Many states and other taxing authorities are experiencing financial difficulties and have been interpreting laws and regulations more aggressively to the detriment of taxpayers such as TLC Vision and its customers. TLC Vision believes that it has adequate provisions and accruals in its financial statements for tax liabilities, although it cannot predict the outcome of future tax assessments.

      Tax authorities in three states have contacted TLC Vision and issued proposed sales tax adjustments in the aggregate amount of approximately $1.2 million for various periods through 2003 on the basis that certain of TLC Vision's laser access arrangements constitute a taxable lease or rental rather than an exempt service. TLC Vision's discussions with these three states are ongoing. TLC Vision has resolved its sales tax liabilities in 15 other states. If it is determined that any sales tax is owed, TLC Vision believes that, under applicable laws and TLC Vision's contracts with its eye surgeon customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLC Vision's services. However, TLC Vision may be unable to collect any such amounts from its customers and in such event would remain responsible for payment. TLC Vision cannot predict the outcome of these outstanding assessments or any other assessments or similar actions which may be undertaken by other state tax authorities. TLC Vision has evaluated and implemented a comprehensive sales tax reporting system. TLC Vision believes that it has adequate provisions in its financial statements with respect to these matters.

      COMPLIANCE WITH INDUSTRY REGULATIONS IS COSTLY AND ONEROUS.

      TLC Vision's operations are subject to extensive federal, state and local laws, rules and regulations. TLC Vision's efforts to comply with these laws, rules and regulations may impose significant costs, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on TLC Vision. The Company has incurred significant costs, and expects to incur additional costs in connection with compliance with the provisions of the Sarbanes-Oxley Act of 2002. Failure by the Company to comply with the provisions of Sarbanes-Oxley, including provision relating to internal financial controls, could have a material adverse effect on the Company

      Many state laws limit or prohibit corporations from practicing medicine and optometry, and many federal and state laws extensively regulate the solicitation of prospective patients, the structure of TLC Vision's fees and its contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others. Some states also impose licensing requirements. Although TLC Vision has tried to structure its business and contractual relationships in compliance with these laws in all material respects, if any aspect of its operations were found to violate applicable laws, TLC Vision could be subject to significant fines or other penalties, required to cease operations in a particular state, prevented from commencing operations in a particular state or otherwise be required to revise the structure of its business or legal arrangements. Many of these laws and regulations are ambiguous, have not been definitively interpreted by courts or regulatory authorities and vary from jurisdiction to jurisdiction. Accordingly, TLC Vision may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of its activities could be challenged.

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

      Federal and state civil and criminal statutes impose penalties, including substantial civil and criminal fines and imprisonment, on health care providers and persons who provide services to health care providers, including management businesses such as TLC Vision, for fraudulently or wrongfully billing government or other insurers. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions and obtain a portion of the damages if the action is successful. TLC Vision believes that it is in material compliance with these billing laws, but its business could be adversely affected if governmental authorities were to scrutinize or challenge its activities or private parties were to assert a false claim or action against us in the name of the U.S. government.

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

      COMPLIANCE WITH ADDITIONAL HEALTH CARE REGULATIONS IN CANADA IS COSTLY AND BURDENSOME.

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

      The FDA has adopted guidelines in connection with the approval of excimer laser systems for laser vision correction. The FDA, however, has also stated that decisions by doctors and patients to proceed outside the FDA-approved guidelines are a practice of medicine decision, which the FDA is not authorized to regulate. Failure to comply with FDA requirements or any adverse FDA action, including a reversal of its interpretation with respect to the practice of medicine, could result in a limitation on or prohibition of TLC Vision's use of excimer lasers.

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

      TLC Vision, through its subsidiary, LaserVision, has also secured patents for portions of the equipment it uses to transport TLC Vision's mobile lasers. LaserVision's patents and other proprietary technology are important to TLC Vision's success. TLC Vision's patents could be challenged, invalidated or circumvented in the future. Litigation regarding intellectual property is common and TLC Vision's patents may not adequately protect its intellectual property. Defending and prosecuting intellectual property proceedings is costly and involves substantial commitments of management time. If TLC Vision fails to successfully defend its rights with respect to TLC Vision's intellectual property, TLC Vision may be required to pay damages and cease using its equipment to transport TLC Vision's mobile lasers, which may have a material adverse effect on its business.

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

      As approved by the shareholders of TLC Vision at its 2002 annual meeting, in 2002 TLC Vision allowed the holders of outstanding TLC Vision stock options with an exercise price greater than $8.688 (C$13.69) to elect to reduce the exercise price of their options to $8.688 (C$13.69), in some cases by surrendering existing options for a greater number of shares than the number of shares issuable on exercise of each repriced option. The recent trading price of TLC Vision's common shares has been greater than the new exercise price of $8.688 (C$13.69), such that the repricing of the options could have a material adverse impact on TLC Vision's reported earnings and could make its reported earnings more volatile. Under current U.S. generally accepted accounting principles, the repriced options will be subject to variable accounting treatment. Variable accounting requires that the difference between the price of TLC Vision's common shares at the end of each financial quarter and the new exercise price be charged to income as compensation over the remaining vesting period of the outstanding options. This charge may be material to future quarterly and annual results. TLC Vision is unable to estimate at this point the total amount of compensation expense, if any, or the period to which the charge to income will be made on the 168,000 repriced options outstanding as of December 31, 2003.

      THE ABILITY OF TLC VISION'S SHAREHOLDERS TO EFFECT CHANGES IN CONTROL OF TLC VISION IS LIMITED.

      TLC Vision has a shareholder rights plan which enables the Board of Directors to delay a change in control of TLC Vision. This could discourage a third party from attempting to acquire control of TLC Vision, even if an attempt would be beneficial to the interests of the shareholders. In addition, since TLC Vision is a Canadian corporation, investments in TLC Vision may be subject to the provisions of the Investment Canada Act. In general, this act provides a system for the notification to the Investment Canada agency of acquisitions of Canadian businesses by non-Canadian investors and for the review by the Investment Canada agency of acquisitions that meet thresholds specified in the act. To the extent that a non-Canadian person or company attempted to acquire 33% or more of TLC Vision's outstanding common stock, the threshold for a presumption of control, the transaction could be reviewable by the Investment Canada agency. These factors and others could have the effect of delaying, deferring or preventing a change of control of TLC Vision supported by shareholders but opposed by TLC Vision's Board of Directors.

ITEM 2. PROPERTIES

      The Company's 76 branded centers are located in leased premises. The leases are negotiated on market terms and typically have terms of five to ten years. The Company also maintains investment interests in three secondary care practices located in Michigan, Oklahoma and Ohio. The secondary care practice in Michigan has five satellite locations and a majority ownership in an ambulatory surgery center. The secondary care practice in Oklahoma has two satellite locations and the secondary practice in Ohio has one location.

      TLC Vision's International Headquarters and the Rheo Clinic are located in premises in Mississauga, Ontario, Canada. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's sale and leaseback transaction involving that facility. TLC Vision's U.S. Corporate Office is located in approximately 20,500 square feet of leased office space in St. Louis, Missouri under a lease that will expire in 2006. TLC Vision also maintains approximately 7,000 square feet of office/warehouse space in Bloomington, Minnesota for its cataract operations. The Bloomington facility lease expires in 2009.

      The terms of the Company's leases provide for total aggregate monthly lease obligations of approximately $0.7 million in 2004.

ITEM 3. LEGAL PROCEEDINGS

      In October 2002, the Company was served with a lawsuit filed by Thomas S. Tooma, M.D. and TST Acquisitions, LLC in the Superior Court of the State of California in Orange County, California. The lawsuit had sought damages and injunctive relief based on the plaintiffs' allegation that the Company's merger with Laser Vision Centers, Inc. violated certain exclusivity provisions of its agreements with the plaintiffs, thereby giving plaintiffs the right to exercise a call option to purchase TLC Vision's interest in the joint venture. On January 1, 2004, the Company entered into an agreement to settle the lawsuit. Under the terms of the settlement, the Plaintiffs paid the Company approximately $2.3 million to purchase an additional 23% of the joint venture with the Company and 30% of the Laser Vision Centers, Inc. California business.

      In March 2003, the Company and its subsidiary, OR Providers, Inc., were served with subpoenas issued by the U.S. Attorney's Office in Cleveland, Ohio. The subpoenas appear to relate to business practices of OR Providers prior to its acquisition by LaserVision in December 2001. OR Providers is a provider of mobile cataract services in the eastern part of the United States. The Company is aware that other entities and individuals have also been served with similar subpoenas. The subpoenas seek documents related to certain business activities and practices of OR Providers. The Company cooperated fully to comply with the subpoenas. Pursuant to the purchase agreement for the Company's purchase of OR Providers, the selling shareholders of OR Providers agreed to indemnify the Company with respect to the liability, and accordingly, the Company believes this matter will not have a material adverse effect on the Company.

      In January 2004, the Company was served with a lawsuit filed in the Province of Ontario, Canada, by Omar Hakim, MD. The suit alleges damages for breach of contract, negligent misrepresentation and detrimental reliance and seeks damages of $7 million. The Company considers the suit to be without merit and intends to vigorously defend it.

      The Company is involved in various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. While the ultimate results of such matters cannot be predicted with certainty, the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

      Except as set forth above, there have been no other material legal proceedings outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

      The Common Shares are listed on the Toronto Stock Exchange under the symbol "TLC" and on the Nasdaq National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on the Toronto Stock Exchange and the Nasdaq National Market:

                                                                THE
                                                               TORONTO                NASDAQ
                                                                STOCK                NATIONAL
                                                               EXCHANGE               MARKET
                                                          ------------------    --------------------
                                                            HIGH       LOW        HIGH         LOW
                                                          --------   -------    --------    --------
     Fiscal 2001
     First Quarter August 31, 2000..................      C$12.20     C$7.70    $  8.313    $   5.00
     Second Quarter November 30, 2000...............         8.20       3.55        5.50        2.25
     Third Quarter February 28, 2001................        12.00       1.67       7.875       1.125
     Fourth Quarter May 31, 2001....................        14.20       7.11        9.25        4.64

     Fiscal 2002
     First Quarter August 31, 2001..................       C$8.48     C$5.76    $   5.54    $   3.72
     Second Quarter November 30, 2001...............         6.09       3.00        3.86        1.87
     Third Quarter February 28, 2002................         5.77       3.15        3.60        2.04
     Fourth Quarter May 31, 2002....................         5.95       3.50        3.72        2.13

     Transitional Period 2002
     Month ended June 30, 2002......................       C$5.20     C$3.47    $   3.25    $   2.30
     Third Quarter September 30, 2002...............         4.20       1.30        2.77         .80
     Fourth Quarter December 31, 2002...............         3.39       1.28        2.20         .79

     Fiscal 2003
     First Quarter March 31, 2003...................       C$2.15     C$1.32     $  1.41     $  0.91
     Second Quarter June 30, 2003...................         7.54       1.64        5.20        1.16
     Third Quarter September 30, 2003...............         9.43       5.83        6.87        4.35
     Fourth Quarter December 31, 2003...............        10.01       6.85        7.54        5.32

RECORD HOLDERS

      As of March 4, 2004, there were approximately 1,048 record holders of the Common Shares.

DIVIDENDS

      The Company has never declared or paid cash dividends on the Common Shares. It is the current policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business, and therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future.

ITEM 6. SELECTED FINANCIAL DATA

      In May 2002, the Company completed the acquisition of LaserVision, a leading laser access service provider and cataract services provider. The transaction was effected as an all-stock merger in which each outstanding common share of LaserVision was exchanged for 0.95 share of the Company, which resulted in the issuance of 26.6 million Common Shares. In addition, in connection with the transaction the Company assumed all of the outstanding options and warrants of LaserVision and exchanged them for options to acquire approximately 8.0 million Common Shares. See Note 4 to the consolidated financial statements of the Company included in Item 8 of this Report.

      The following tables set forth selected historical consolidated financial data of TLC Vision for the year ended December 31, 2003, twelve months ended December 31, 2002, seven-month transitional period ended December 31, 2002 and each of the fiscal years ended May 31, 2002, 2001, 2000 and, 1999, which have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K and the consolidated financial statements of the Company included in the Company's May 31, 2002, 2001 and 2000 Annual Reports on Form 10-K, and the unaudited twelve-month period ended December 31, 2002. The following table should be read in conjunction with the Company's financial statements, the related notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                           SEVEN MONTH      TWELVE
                                                                                           PERIOD ENDED   MONTHS ENDED  YEAR ENDED
                                                                                           DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                           1999(2)    2000       2001(3)       2002(4)        2002(5)       2002(6)        2003(7)
                                          --------  --------     --------     --------    -------------   ------------  ------------
                                                                                                           UNAUDITED

(U.S. dollars, in thousands except per
share amounts, shares and operating data)
STATEMENT OF OPERATIONS DATA
Net revenues ...........................  $146,910  $201,223     $174,006     $134,751       $100,154       $164,605     $195,680
Cost of revenues .......................    92,383   129,234      110,016       97,789         80,825        125,163      143,375
    Gross margin .......................    54,527    71,989       63,990       36,962         19,329         39,442       52,375
General and administrative .............    29,126    44,341       44,464       36,382         24,567         38,158       31,688
Loss before cumulative effect of
  accounting change ....................    (4,556)   (5,918)     (37,773)     (146,675)      (43,343)       (144,731)     (9,399)
Loss per share before cumulative
  effect of accounting change ..........  $  (0.13) $  (0.16)    $  (1.00)    $  (3.74)      $  (0.68)      $  (2.68)    $  (0.15)
Weighted average number of Common
  Shares outstanding ...................    34,090    37,778       37,779       39,215         63,407         54,077       64,413

                                                                                           SEVEN MONTH      TWELVE
                                                                                           PERIOD ENDED   MONTHS ENDED  YEAR ENDED
                                                                                           DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                            1999(2)     2000      2001(3)       2002(4)       2002(5)       2002(6)        2003(7)
                                            --------  --------   --------      --------    -------------  ------------  ------------
OPERATING DATA (unaudited)
Number of eye care centers at end of
period:
Owned centers...........................         40         36         30            46            48            48            41
Managed centers ........................         15         26         29            34            36            36            35
Number of access service sites(1)
  Refractive ...........................         --         --         --           336           304           304           270
  Cataract .............................         --         --         --           280           274           274           359
Number of laser vision correction
 procedures:
  Owned centers ........................     52,506     62,000     55,600        37,600        26,100        48,200        52,600
  Managed centers ......................     38,094     72,000     67,200        57,400        23,600        46,800        47,900
  Access ...............................         --         --         --            --        43,200        47,000        75,600
Cataract ...............................         --         --         --            --        23,300        24,800        38,500
Total procedures .......................     90,600    134,000    122,800        95,000       116,200       166,800       214,600

                                            MAY 31,     MAY 31,     MAY 31,     MAY 31,    DECEMBER 31,   DECEMBER 31,
                                              1999        2000        2001        2002        2002            2003
                                           ---------   ---------   ---------   ---------   ------------   ------------
BALANCE SHEET DATA
Cash and cash equivalents ...............  $ 125,598   $  78,531   $  47,987   $  45,074   $  36,081       $  29,580
Working capital .........................    146,884      59,481      42,366      23,378      12,523          10,868
Total assets ............................    295,675     289,364     238,438     245,515     196,056         190,748
Long-term debt, excluding current portion     11,030       6,728       8,313      14,643      15,760          19,242
SHAREHOLDERS' EQUITY
Common stock ............................    269,454     269,953     276,277     387,701     388,769         397,878
Warrants and options ....................         --         532         532      11,755      11,035           8,143
Accumulated deficit .....................    (31,267)    (42,388)    (80,161)   (242,010)   (285,353)       (294,752)
Accumulated other comprehensive income
  (loss) ................................      5,936      (4,451)     (9,542)         --          --              --
Total shareholders' equity ..............    244,123     223,646     187,106     155,014     111,828         111,269

(1)   An access service site has provided services in the preceding 90 days.

(2) In fiscal 1999, the selected financial data of the Company included a restructuring charge of $12.9 million.

(3) In fiscal 2001, the selected financial data of the Company included a restructuring charge of $19.1 million.

(4)   In fiscal 2002, the selected financial data of the Company included:

      (a)   a charge of $81.7 million for impairment of intangibles;

      (b) a write down of $26.1 million in the fair value of investments and long-term receivables;

      (c)   a restructuring charge of $8.8 million; and

      (d)   a reduction of $2.6 million in the carrying value of fixed assets.

(5) In the seven months ended December 31, 2002, the selected financial data of the Company included:

      (a)   a charge of $22.1 million for impairment of intangibles;

      (b) a write down of $2.1 million in the fair value of investments and long-term receivables;

      (c) other income of $6.8 million for settlement of a class action lawsuit with laser manufacturers;

      (d)   a restructuring charge of $4.7 million; and

      (e)   a reduction of $1.0 million in the carrying value of fixed assets.

(6) In the twelve month period ended December 31, 2002, the selected financial data of the Company included:

      (a)   a charge of $103.9 million for impairment of intangibles;

      (b) a write down of $7.1 million in the fair value of investments and long-term receivables;

      (c) other income of $6.8 million for settlement of class action lawsuit with laser manufacturers;

      (d)   a restructuring charge of $11.2 million; and

      (e)   a reduction of $1.5 million in the carrying value of fixed assets.

(7) In fiscal 2003, the selected financial data of the Company included a restructuring charge of $2.0 million.

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

OVERVIEW

      TLC Vision Corporation (including its subsidiaries) is a diversified healthcare service company focused on working with eye doctors to help them provide high-quality patient care in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business model includes arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eyecare businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Aspen Healthcare divisions, TLC Vision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides optometric franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with Vascular Sciences Corporation ("Vascular Sciences") to create OccuLogix, L.P., a partnership focused on the treatment of an eye disease, known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

      Effective June 1, 2002, the Company changed its fiscal year-end from May 31 to December 31.

      In accordance with an Agreement and Plan of Merger with LaserVision Centers, Inc. (LaserVision), the Company completed a business combination with LaserVision on May 15, 2002, which resulted in LaserVision becoming a wholly-owned subsidiary of TLC Vision. Accordingly, LaserVision's results are included in the Company's statement of operations beginning on the date of acquisition.

LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The Company believes that the combined companies provide a broader array of services to eye care professionals to ensure these individuals may provide superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

      The Company serves surgeons who performed approximately 214,600 refractive and cataract procedures at the Company's centers or using the Company's laser access services during the year ended December 31, 2003.

      The Company is assessing patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction procedure volumes and increase revenues. Cost reduction initiatives continue to target the effective use of funds, and our growth initiative is focusing on future development opportunities for the Company in the eye care industry.

      The Company recognizes revenues at the time procedures are performed or services are rendered. Revenues include amounts charged patients for procedures performed at owned laser centers, amounts charged physicians for laser access and service fees, and management fees from managing refractive and secondary care practices. Under the terms of management service agreements, the Company provides non-clinical services, which include facilities, staffing, equipment lease and maintenance, marketing and administrative services to refractive and secondary care practices in return for management fees. The management fees are typically addressed as a per procedure fee. For third party payor programs and corporations with arrangements with TLC Vision, the Company's management fee and the fee charged by the surgeon are both discounted in proportion to the discount afforded to these organizations. While the Company does not direct the manner in which the surgeons practice medicine, the Company does direct the day-to-day non-clinical operations of the centers. The management service agreements typically are for an extended period of time, ranging from 5 to 15 years. Management fees are equal to the net revenue of the physician practice, less amounts retained by the physician groups.

      Procedure volumes represent the number of laser vision correction procedures completed for which the amount that the patient has been invoiced for the procedure exceeds a predefined Company-wide per procedure revenue threshold. Procedures that may be invoiced for less than the threshold amounts (primarily for promotional or marketing purposes) and are not included in the procedure volume numbers reported.

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

      Included in costs of revenue are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables and facility fees, as well as center costs associated with personnel, facilities and depreciation of center assets.

      In Company-owned centers, the Company engages doctors to provide laser vision correction services and the amounts paid to the doctors also are reported as a cost of revenue.

      Selling, general and administrative expenses include expenses that are not directly related to the provision of laser correction services or cataract services.

      In the twelve months ended December 31, 2003, the Company's procedure volume increased to 176,100 compared to 142,000 in the twelve months ended December 31, 2002, an increase of 34,100 procedures or, 24%. Procedures for fiscal 2003 include a full year of operations for LaserVision, while the prior year period includes LaserVision only subsequent its acquisition in May 2002. In addition to the higher procedures related to a full year of LaserVision operations, the Company believes that the increase in procedure volume was indicative of the stabilization of the laser vision correction industry as a whole. The laser vision correction industry has experienced uncertainty resulting from a number of issues over the past few years, but the industry began improving during 2003 as the U.S. economy strengthened. Being an elective procedure, laser vision correction volumes will fluctuate due to changes in economic and stock market conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company.

DEVELOPMENTS DURING FISCAL 2003

      ACQUISITIONS

      On December 31, 2003, a majority-owned subsidiary of the Company became a majority owner of an ambulatory surgery center ("ASC") in Michigan when that ASC purchased some of its shares from one of its investors. After this change in ownership interest, the Company's subsidiary owned 65% of this ASC. Therefore, this ASC was included in the Consolidated Balance Sheet at December 31, 2003 and included in the operating results of the Company using the equity accounting method during the year. During 2004, this ASC's operating results will be reported on a consolidated basis.

      On November 21, 2003, a majority-owned subsidiary of the Company acquired 50% of a medical practice in Ohio for $1.0 million, of which the Company paid $0.5 million.

      On September 2, 2003, OR Partners, Inc., a subsidiary of TLC Vision, acquired 58% of Phoenix Eye Surgical Center, LLC, which operates an ambulatory surgery center in Arizona that primarily performs cataract surgery. The Company paid $3.8 million in cash for its interest and received net assets with a book value of $0.1 million. Accordingly, $3.7 million was recorded as intangible assets, primarily goodwill.

      On March 3, 2003, Midwest Surgical Services, Inc., a subsidiary of TLC Vision, entered into a purchase agreement to acquire 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and issued 100,000 common shares. The Company also agreed to make additional cash payments over a three-year period up to $1.9 million, if certain financial targets are achieved. Of this amount, $0.3 million was non-contingent and was recorded as a liability as of December 31, 2003.

      On August 1, 2002, the Company paid $7.6 million in cash to acquire a 55% ownership interest in an ASC in Mississippi which specializes in cataract surgery. In August 2003, the Company purchased an additional 5% ownership for $0.7 million in cash, substantially all of which was recorded as goodwill. The Company also has an obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash per year during each of the next three years.

      RESTRUCTURING

      During the year ended December 31, 2003, the Company recorded a $2.0 million restructuring charge primarily related to the closure of six centers. Total restructuring expense for fiscal 2003 of $2.0 million consisted of $2.3 million offset by the reversal into income of $0.3 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2003. The Company will fund restructuring costs through the Company's cash and cash equivalents on hand. A total of $0.5 million of this provision related to non-cash costs of writing down fixed assets, $0.5 million related to non-cash costs of writing off prepaid expenses, investments and laser commitments, $0.4 million related to severance and $0.5 million related to the net future cash costs for lease commitments and costs to sublet available space offset by sub lease income. The lease costs will be paid out over the remaining term of the lease.

      RESEARCH AND DEVELOPMENT

      During fiscal 2002, the Company entered into a joint venture with Vascular Sciences for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of dry age-related macular degeneration. The Company purchased $3.0 million in Series B preferred stock in 2002 and expensed it as a research and development arrangement. During 2003, the Company agreed to advance up to an additional $6.0 million to Vascular Sciences pursuant to a secured convertible grid debenture. The first $3.5 million advanced pursuant to such debenture is convertible into common shares of Vascular Sciences. Vascular Sciences has also granted an option to the Company to acquire an amount of common shares equal to the undrawn portion of the debenture at any point in time. In fiscal 2003, the Company expensed $1.6 million to research and development related to payments made to Vascular Sciences during the year. Of this amount, $1.3 million reduced the value of the $6.0 million obligation to Vascular Sciences, and $0.3 million represented an additional equity investment in Common Stock and therefore did not reduce the amount of the remaining obligation.

CRITICAL ACCOUNTING POLICIES

      IMPAIRMENT OF GOODWILL

      The Company accounts for its goodwill in accordance with SFAS 142, which requires the Company to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. SFAS 142 requires the Company to determine the fair value of its reporting units. Because quoted market prices do not exist for the Company's reporting units, the Company uses the present value of expected future cash flows to estimate fair value. Management must make significant estimates and assumptions about future conditions to estimate future cash flows. If these estimates or their related assumptions change in the future, including general economic and competitive conditions, the Company may be required to record impairment charges related to these assets. During the transitional period ended December 31, 2002 and the fiscal year ended May 31, 2002, the Company determined that significant impairments in the value of the goodwill had occurred and recorded charges to earnings in both periods.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company accounts for its long-lived assets in accordance with SFAS 144, which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change. A change in these assumptions could result in material charges to income. During the fiscal year ended May 2002, the Company determined that a significant impairment in the value of its amortizable intangible assets and certain of its fixed assets had occurred and recorded a charge to earnings.

      RECOVERABILITY OF DEFERRED TAX ASSETS

      The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized. In assessing the adequacy of the valuation allowances, the Company considers the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. At December 31, 2003, the Company had valuation allowances of $122.8 million to offset net deferred tax assets of $122.8 million. The valuation allowance was based on the Company's assessment that recovery of the deferred tax assets is not likely due to the Company's history of generating taxable losses. In the event the Company determines it is likely to be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net income in the period such determination was made.

      ACCRUAL OF MEDICAL MALPRACTICE CLAIMS

      The nature of the Company's business is such that it is subject to medical malpractice lawsuits. To mitigate a portion of this risk, the Company maintains insurance in the U.S. for individual malpractice claims with a deductible of $250,000 per claim and a total annual aggregate deductible of $15 million. The Company is self-insured for its operations in Canada. Management and the Company's insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company has recorded reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settle claims is higher than the Company's historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.

RISK FACTORS

      See "Item 1 - Business - Risk Factors."

TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2002

      Results from the LaserVision business are only included for operations subsequent to the date of acquisition in May 2002. This merger significantly impacted the variances in results between the twelve months ended December 31, 2003 and 2002. Due to the completed integration of TLC Vision and LaserVision, it is no longer practical to distinguish revenues or cost of revenues between the two companies. Information for the twelve months ended December 31, 2002 was not audited due to the change in fiscal years.

      Total revenues for the twelve months ended December 31, 2003 were $195.7 million, an increase of $31.1 million, or 19% increase over revenues of $164.6 million for the twelve months ended December 31, 2002. Approximately 75% of total revenues for the twelve months ended December 31, 2003 were derived from refractive services compared to 80% during the twelve months ended December 31, 2002.

      Revenues from the refractive segment for the twelve months ended December 31, 2003 were $146.2 million, an increase of $15.3 million or 12% over revenues of $130.9 million from refractive activities for the twelve months ended December 31, 2002. This increase was largely due to a full year of LaserVision revenues in 2003 offset by the closure of owned, managed and access sites that were underperforming.

      Revenues from owned centers for the twelve months ended December 31, 2003 were $55.7 million, an increase of $3.2 million or 6% from $52.5 million from the prior year period. This increase resulted from increased volume largely due to the LaserVision acquisition and higher revenues associated with Custom LASIK, offset by lost revenue due to the closure of underperforming centers that were operational during part of the twelve months ended December 31, 2002.

      Revenues from managed centers for the twelve months ended December 31, 2003 were $54.4 million, an increase of $1.4 million or 3% from the revenues of $53.0 million for the twelve months ended December 31, 2002. Since LaserVision did not have a managed service product, the LaserVision acquisition had no effect on revenues for managed centers. This increase resulted from growth in active centers and higher prices associated with Custom LASIK, offset by lost revenue associated with the closure of managed centers that were operational during part of the twelve months ended December 31, 2002.

      Revenues from laser access services for the twelve months ended December 31, 2003 were $36.1 million, an increase of $10.7 million from the revenues of $25.4 million for the twelve months ended December 31, 2002. Because laser access is a product offering of LaserVision only, the Company reported no access revenue for the existing TLC Vision business prior to the merger in May 2002. Therefore, the increase in revenue was substantially impacted by prior year revenue only including revenue subsequent to the date of acquisition in May 2002.

      Approximately 176,100 refractive procedures were performed in the twelve months ended December 31, 2003, compared to approximately 140,600 procedures for the twelve months ended December 31, 2002. The increase in procedure volume of 35,500 or 25% was largely due to a full year of LaserVision procedures in 2003 and growth in owned and managed centers offset by procedures lost due to underperforming centers that were closed since the LaserVision acquisition in May 2002.

      The cost of refractive revenues for the twelve months ended December 31, 2003 was $111.5 million, an increase of $9.3 million, or 9%, over the cost of refractive revenues of $102.2 million for the twelve months ended December 31, 2002. This increase was related to the increase in procedure volume and the higher costs associated with Custom LASIK.

      The cost of revenues from owned centers for the twelve months ended December 31, 2003 was $45.5 million, an increase of $2.8 million or 7% from the cost of revenues of $42.7 million from the twelve months ended December 30, 2002. This increase was related to rising costs, specifically due to higher royalty fees and doctor compensation resulting from the introduction of Custom LASIK.

      The cost of revenues from managed centers for the twelve months ended December 31, 2003 was $40.5 million, an increase of $0.6 million, or 1%, from the cost of revenues of $39.9 million from the twelve months ended December 31, 2002, due to higher procedure volume. As LaserVision does not have a managed service product, the LaserVision acquisition had no effect on the managed center cost of revenue for the year.

      The cost of revenues from access services for the twelve months ended December 31, 2003 was $25.4 million, up $7.3 million from $18.1 million subsequent to the LaserVision merger in May 2002. Access services are a product offering of LaserVision only and therefore were significantly impacted by the inclusion of LaserVision only from the date of acquisition in May 2002.

      During the twelve months ended December 31, 2002, the Company recorded $1.5 million in charges to reflect the reduction in the value of certain capital assets. No adjustment was recorded in the twelve months ended December 31, 2003.

      Fluctuations in cost of revenue were consistent with significant variable cost changes to doctor compensation, royalty fees on laser usage and personnel and medical supplies that are highly dependent on procedural volume. The cost of revenues for refractive centers include fixed cost components for infrastructure of personnel, facilities and minimum equipment usage fees which can cause cost of revenues to increase at a slower rate than the percentage increase in the associated revenues. In addition, most refractive equipment was depreciated using a 25% declining balance method in 2003 compared to a 20% declining balance method through May 2002. If the Company had used a 25% declining method in the prior year, then the depreciation expense for the prior year would have been approximately $0.8 million higher.

      Revenues from other healthcare services for the twelve months ended December 31, 2003 were $49.5 million, an increase of $15.8 million, or 47%, from revenues of $33.7 million for the twelve months ended December 31, 2002. Approximately 25% of the total revenues for the twelve months ended December 31, 2003 were derived from other healthcare services compared to 20% during the twelve months ended December 31, 2002. The increase in revenue reflected the Company's stated diversification strategy to increase non-refractive eye care services. Revenue increased due to two acquisitions in fiscal 2003, incremental revenue resulting from a full year of business gained in conjunction with the LaserVision acquisition as the prior year period only included LaserVision revenue since the date of acquisition in May 2002, and growth in existing businesses.

      The cost of revenues from other healthcare services for the twelve months ended December 31, 2003 was $31.8 million, an increase of $8.8 million or 38% from cost of revenues of $23.0 million for the twelve months ended December 31, 2002. The increase in cost of revenues was primarily related to incremental costs incurred resulting from the increased revenue of the other healthcare service business.

      General and administrative expenses decreased to $31.7 million for the twelve months ended December 31, 2003 from $38.2 million for the twelve months ended December 31, 2002. The $6.5 million or 17% decrease primarily was a result of the Company's cost reduction initiatives and lower legal and accounting fees. In addition, $0.9 million was recorded as a reduction in expense related to the partial reversal of an accrual related to a settlement of a lawsuit during fiscal 2003.

      Because the Company has reduced its overhead cost structure, the combined infrastructure cost of TLC Vision and LaserVision continues to be lower than the overhead cost of TLC prior to the LaserVision acquisition despite a 25% increase in refractive procedure volume during the twelve months ended December 31, 2003. As a result, general and administrative expenses as a percentage of revenue decreased to 16% from 23% compared to the prior year period. The Company anticipates that general and administrative expenses will continue to decrease as a percentage of revenue in 2004 but at slower rates.

      Marketing expenses decreased to $14.1 million for the twelve months ended December 31, 2003 from $14.4 million for the twelve months ended December 31, 2002. Marketing expenses decreased by $0.3 million, or 2%, despite a full year of marketing expenses related to LaserVision, whereas the prior year period only included expenses subsequent to the date of acquisition in May 2002. Marketing expenses as a percentage of revenue decreased to 7% during fiscal 2003 compared to 9% in the prior year period. The Company anticipates that marketing expenses will remain stable or slightly decrease as a percentage of revenue in 2004.

      Amortization expenses decreased to $6.7 million for the twelve months ended December 31, 2003 from $8.4 million for the twelve months ended December 31, 2002. The decrease in amortization expense of $1.7 million was largely a result of the significant impairment charges in 2002 that reduced the fair value of practice management agreements and the related ongoing amortization.

      Research and development expenses of $1.6 million for the twelve months ended December 31, 2003 decreased by $2.4 million from $4.0 million for the twelve months ended December 31, 2002. In conjunction with a recent partnership with Diamed Medizintechnik GmbH ("Diamed"), the Company elected to renew its investment commitment to research and development efforts by Vascular Sciences. As a result, the Company paid $1.6 million to Vascular Sciences to further its efforts to achieve FDA approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received Food and Drug Administration approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by Vascular Sciences. If the product becomes commercially available and FDA approval is obtained, incremental investments may be recorded as long-term assets. During the twelve months ended December 31, 2002, the Company made payments of $3.0 million to fund research by Vascular Sciences and paid $1.0 million to Tracey Technologies for custom ablation-related research and development.

      The Company's operating results for the twelve months ended December 31, 2002 included a non cash pretax charge of $103.9 million to reduce the carrying value of goodwill and other intangible assets. The Company recorded a $72.9 million charge to reduce the carrying value of goodwill for which the carrying value exceeded the fair value, including $67.7 million related to the impairment of goodwill associated with the acquisition of LaserVision and $5.2 million for the impairment of goodwill from prior acquisitions.

      Intangible assets whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of 15 years. Current amortization periods range from five to 15 years. In establishing these long-term contractual relationships with the Company, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

      Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets included within the scope of the statement be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable - that is, information indicates that an impairment might exist. Given the significant decrease in the trading price of the Company's common stock during 2002, current period operating or cash flow losses combined with its history of operating or cash flow losses, the Company identified certain practice management agreements where the recoverability was impaired. As a result, the Company recorded an impairment charge of $31.0 million during the twelve months ended December 31, 2002. No impairment charge related to practice management agreements was recorded during fiscal 2003.

      During the twelve months ended December 31, 2003, the Company recorded a $0.2 million reduction in expenses related to the valuation of investments and long-term notes receivable. The Company reduced a reserve by $0.6 million related to a long-term receivable due to a consistent payment history and continually improving financial strength of the debtor and wrote down its investment in a marketable equity security by $0.4 million during the twelve months ended December 31, 2003 due to an other than temporary decline in its value. The Company also recorded a $7.1 million expense related to adjustments to the value of investments and long-term receivables in the twelve months ended December 31, 2002 using similar valuation analyses.

      The Company recorded $2.0 million of restructuring charges during the twelve months ended December 31, 2003, primarily relating to the closing of six unprofitable centers. These charges consist of total charges of $2.3 million offset by the reversal into income of $0.3 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2003. Cash requirements attributable to restructuring costs will be financed through the Company's cash and cash equivalents on hand. A total of $0.5 million of this provision related to non cash costs of writing down fixed assets, $0.6 million related to non cash costs of writing off prepaid expenses, investments and laser commitments, $0.4 million related to severance, and $0.5 million related to the net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income. The lease costs will be paid out over the remaining term of the lease.

      The Company recorded a restructuring charge of $11.2 million during the twelve months ended December 31, 2002, primarily relating to costs associated with closing several unprofitable centers and severance costs incurred in conjunction with the Company's cost reduction initiatives plan.

      The following table details restructuring charges recorded during the year ended December 31, 2003:

                                                                                    ACCRUAL BALANCE
                                                                                         AS OF
                                   RESTRUCTURING       CASH           NON-CASH       DECEMBER 31,
                                      CHARGES         PAYMENTS        REDUCTIONS         2003
                                   -------------   -------------   ---------------  ---------------
Severance ...................          $  360          $ (194)          $   --           $  166
Lease commitments, net of
    Sub lease income ........             864            (256)              --              608
Intangible and investment
 write-offs .................             507            (200)            (307)              --
Laser commitments ...........             180            (180)              --               --
 Write-down of fixed assets .             370              --             (370)              --
                                       ------          ------           ------           ------
Total restructuring charges .          $2,281          $ (830)          $ (677)          $  774
                                       ======          ======           ======           ======

      Other income and expense of $0.7 million for the twelve months ended December 31, 2003 resulted from the gain on sale of assets from previously closed centers and additional proceeds from the settlement of an antitrust lawsuit in 2002. During the twelve months ended December 31, 2002, the Company recorded $7.0 million in other revenue, primarily consisting of $6.8 million of one-time income from the settlement of an antitrust lawsuit plus $0.8 million of income from the termination of the agreement to purchase Aspen Health Care from the Company, less $1.0 million of expense for the loss related to the disposition of lasers.

      Interest expense, net of $1.4 million for the twelve months ended December 31, 2003 reflected interest expense from debt and lease obligations partially offset by interest income from the Company's cash position. During fiscal 2003, the Company incurred additional interest expense related to new loans obtained to fund future acquisitions and loans associated with the purchase of a significant amount of equipment related both to the introduction of Custom LASIK in the United States and the expansion of the MSS cataract business. In addition, interest income has decreased since the Company has reduced cash and cash equivalent balances during the twelve months ended December 31, 2003 compared to the corresponding period in the prior year and interest rates have declined. Accordingly, interest expense, net increased $0.6 million from $0.8 million in the prior year period.

      Minority interest expense increased to $4.7 million for the twelve months ended December 31, 2003 from $1.7 million for the twelve months ended December 31, 2002. This $3.0 million increase represented higher profits reported by the Company's subsidiaries in which the Company has a shared interest with minority partners, a higher percentage of minority interest payable to partners related to the divestiture of Vision Source in 2002, and new minority interest related to the purchase of an ambulatory surgery center during 2003.

      Income tax expense of $0.5 million for the twelve month period ended December 31, 2003 decreased $1.1 million from $1.6 million for the twelve months ended December 31, 2002 due to the favorable change in the taxable status of two subsidiaries. The $0.5 million tax expense consisted of federal and state taxes for certain of the Company's subsidiaries where consolidated federal and state tax returns cannot be filed.

      Net loss for the twelve months ended December 31, 2003 was $9.4 million, or $0.15 per share, compared to a loss of $144.7 million or $2.68 per share, for the twelve months ended December 31, 2003. The significant improvement in net loss resulted from the contribution of the full year of the LaserVision business in 2003, growth in both the refractive and other healthcare services businesses, a significant reduction in general and administrative charges and a $113.0 million reduction in impairment of intangible assets and restructuring charges in fiscal 2003 from the prior year period.

SEVEN MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SEVEN MONTHS ENDED DECEMBER 31, 2001

      As used herein, "existing TLC Vision" refers to TLC Vision locations in existence prior to the merger with LaserVision in May 2002. Information for the seven months ended December 31, 2001 was not audited due to the change in fiscal years.

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

      Revenues from the refractive segment for the seven months ended December 31, 2002 were $76.3 million, an increase of $14.9 million or 24%, over revenues of $61.3 million from refractive activities for the seven months ended December 31, 2001. LaserVision added $30.7 million of refractive revenues, while the existing TLC Vision refractive revenue decreased by $15.8 million, or 26%.

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

      Approximately 92,900 refractive procedures were performed for the seven months ended December 31, 2002, compared to approximately 47,400 procedures for the seven months ended December 31, 2001. LaserVision accounted for 53,400 procedures while the TLC Vision procedures decreased by 7,900 to 39,500. The Company believes that the reduction in procedure volume was indicative of overall conditions in the laser vision correction industry. The laser vision correction industry has experienced uncertainty resulting from a number of issues. Being an elective procedure, laser vision correction volumes have been depressed by economic and stock market conditions, rising unemployment and the uncertainty associated with the war on terrorism experienced in North America which reflected in the consumer confidence index. Also contributing to the decline was a wide range in consumer prices for laser vision correction procedures, the bankruptcies of a number of deep discount laser vision correction companies, safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company.

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

      The following table details restructuring charges recorded during the transitional period ended December 31, 2002:

                                                                             ACCRUAL                                    ACCRUAL
                                                                             BALANCE                                    BALANCE
                                                                               AT                                          AT
                                 RESTRUCTURING     CASH      NON-CASH     DECEMBER 31,       CASH         NON-CASH    DECEMBER 31,
                                    CHARGES      PAYMENTS   REDUCTIONS        2002         PAYMENTS      REDUCTIONS       2003
                                 -------------   --------   ----------    ------------    -----------   ------------  ------------
Severance ...................        $1,120        $(466)     $    --         $  654        $  (581)        $ (73)        $ --
Lease commitments, net of
  sublease income ...........           978           --           --            978           (420)         (221)         337
Write-down of fixed assets ..         2,266           --       (2,266)            --             --            --           --
Sale of center to third party           342           --           --            342             (7)         (335)          --
                                     ------        -----      -------         ------        -------         -----         ----
Total restructuring charges .        $4,706        $(466)     $(2,266)        $1,974        $(1,008)        $(629)        $337
                                     ======        =====      =======         ======        =======         =====         ====

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

      During the transitional period, the Company recorded a reduction in the carrying value of capital assets of $1.0 million, within the refractive segment, reflecting the disposal of certain of the Company's lasers. The amount is included in other income and expense. These lasers do not represent the most current technology available and the Company made the decision to dispose of them below their carrying cost.

      Interest (expense) income, net reflects interest revenue from the Company's cash position offset by interest expense from debt and lease obligations. An increase to debt in the second quarter of fiscal 2002 from the corporate headquarters sale-leaseback arrangement resulted in additional increases to interest costs. Interest revenues decreased since the Company reduced cash and cash equivalent balances during the seven months ended December 31, 2002 compared to the corresponding period in the prior year. In addition interest yields on cash balances were lower, offset by a gain in foreign currency translation to U.S. dollars related to the Company's Canadian operations.

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

      The loss for the seven months ended December 31, 2002 was $43.3 million or $0.68 per share compared to a loss of $45.3 million or $1.19 per share for the seven months ended December 31, 2001. This decreased loss primarily reflected the positive impact of the antitrust settlement and cost-cutting initiatives partially offset by the reduction in refractive procedures and revenues. As a result of the LaserVision acquisition in May 2002, there were more common shares outstanding during the seven months ended December 31, 2002 than in the prior year period.

FISCAL YEAR ENDED MAY 31, 2002 COMPARED TO FISCAL YEAR ENDED MAY 31, 2001

      Revenues for fiscal 2002 were $134.8 million, which was a 23% decrease from $174.0 million for the prior fiscal year. Approximately 86% of total revenues were derived from refractive services in fiscal 2002 compared to 93% in fiscal 2001.

      Revenues from refractive activities for fiscal 2002 were $115.9 million, which is 28.1% lower than the prior fiscal year's $161.2 million. Approximately 95,000 procedures were performed in fiscal 2002 compared to approximately 122,800 procedures in fiscal 2001. Management believes that the decrease in procedure volume and the associated reduction of revenue was indicative of the overall condition of the laser vision correction industry. The laser vision correction industry has experienced uncertainty resulting from a wide range in consumer prices for laser vision correction procedures, the bankruptcies of a number of deep discount laser vision correction companies, safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with TLC Vision centers. In addition, as an elective procedure, laser vision correction volumes were further depressed by economic conditions experienced in North America. The Company maintains its stated objective of being a premium provider of laser vision correction services in an industry that has faced significant pricing pressures. Despite pricing pressures in the industry, the Company's net revenue after doctor compensation per procedure for fiscal 2002 increased by 5% in comparison to fiscal 2001. The increase was largely a result of deep discount surgery providers filing for bankruptcy, thus relieving some of the price pressures that have occurred in prior fiscal years.

      Revenues from other healthcare services was $18.8 million in fiscal 2002, an increase of more than 47% in comparison to $12.8 million in fiscal 2001. Approximately 14% of total revenues were derived from other healthcare services in fiscal 2002 compared to 7% in fiscal 2001. The increase in revenues reflected revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries, while revenues in the secondary care management and asset management subsidiaries reflected little or moderate growth.

      Cost of revenues from other healthcare services was $11.5 million in fiscal 2002, an increase of more than 14% in comparison to $10.1 million in fiscal 2001. The increase in cost of revenue reflected the increase in revenue growth in the network marketing and management and the professional healthcare facility management subsidiaries. The cost of revenues for other healthcare services centers in fiscal 2001 included the cost of TLC Vision's eyeVantange.com subsidiary. eyeVantage.com incurred a significant amount of cost without offsetting revenue, thereby resulting in cost of revenues increasing at a lesser rate than the increase in the associated revenues in fiscal 2002.

      Net loss from other healthcare services was $13.8 million in fiscal 2002, in comparison to a net loss of $18.6 million for fiscal 2001. The loss for fiscal 2002 included $12.0 million for the impairment of goodwill and $2.0 million for the write down of investments in other healthcare services. The loss for fiscal 2001 included the activities of eyeVantage.com, Inc., which generated losses of $5.6 million. Net loss for fiscal 2002 did not reflect the activities of eyeVantage.com, Inc. due to the decision by the Company in fiscal 2001 to cease material funding of this subsidiary and the resulting decision by eyeVantage.com, Inc. to abandon its e-commerce enterprise. The profit from other healthcare services for fiscal 2002 of $0.2 million excluding the impairment and investment write downs, reflected an increase from the loss of $1.3 million for fiscal 2001 (excluding eyeVantage.com, Inc. and restructuring costs). The improved profitability for 2002 was due primarily to increased revenues while managing the cost structure thus increasing gross margins.

      In the final quarter of fiscal 2000 and during fiscal 2001, the Company entered into practice management agreements with a number of surgeons resulting in an increase in intangible assets to reflect the value assigned to these agreements. These intangible assets are amortized over the term of the applicable agreements. These agreements have resulted, either directly or indirectly, in lower per procedure fees being paid to the applicable surgeons and a corresponding reduction in doctors' compensation to offset the increased amortization costs. The result was an increase to the net revenue after doctors' compensation per procedure ratio. The Company's operating results for fiscal 2002 included a non cash pre tax charge of $31.0 million to record the impairment in the carrying value of certain practice management agreements on which the carrying value exceeded the fair value as of May 31, 2002.

      The cost of refractive revenues from eye care centers for fiscal 2002 was $86.3 million, 13.6% less than cost of refractive revenues of $99.9 million in fiscal 2001. These reductions were in line with reduced doctors' compensation resulting from lower procedure volumes, reductions in royalty fees on laser usage and reduced personnel costs. These reductions were offset by a reduction in the carrying value of capital assets of $2.6 million reflecting a reduction in the carrying value of the Company's LaserSight lasers to $0 and two VISX lasers to $75,000 each. These lasers did not represent the most current technology available and the Company decided to write the lasers down to current market value and will evaluate the best option for utilization or upgrade of these lasers. The cost of revenues for refractive centers include a fixed cost component for infrastructure of personnel, facilities and minimum equipment usage fees which resulted in cost of revenues decreasing at a lesser rate (13.6% for fiscal 2002, as compared to fiscal 2001) than the decrease in the associated revenues. Cost of revenues of owned centers include the cost of doctors' compensation. Cost of doctor compensation varies in relation to revenues. Accordingly, when combined with the conversion of a number of owned centers to managed centers, the cost of revenues of owned centers reflectsa much larger variance in the decrease in the costs of revenues in comparison to managed centers.

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

      Interest (income)/expense reflects interest revenue from the Company's net cash and cash equivalent position. Interest revenue decreased throughout the year as a result of the Company's declining cash position and decreasing interest yields. This decrease also includes an increase in interest expense resulting from additional long-term debt and as a result of the sale-leaseback transaction of the corporate international headquarters in Canada during fiscal 2001.

      Depreciation and amortization expense decreased to $11.4 million in the current fiscal year from $14.8 million in fiscal 2001, primarily as the result of the Company's early adoption of SFAS 142, thus eliminating the requirement for the goodwill amortization. The adoption of this statement resulted in decreased amortization expense of approximately $2.8 million for fiscal 2002. Depreciation and amortization expense has also decreased due to fewer capital additions resulting from limited development of new centers and the closure of certain existing centers.

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

      Intangible assets whose useful lives are not indefinite are amortized on a straight-line basis over the term of the applicable agreement to a maximum of 15 years. Current amortization periods range from five to 15 years. In establishing these long-term contractual relationships with the Company, key surgeons in many cases have agreed to receive reduced fees for laser vision correction procedures performed. The reduction in doctors' compensation offsets in part the increased amortization of the intangible practice management agreements.

      Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets included within the scope of the statement be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable - that is, information indicates that an impairment might exist. Given the significant decrease in the trading price of the Company's common stock during fiscal 2001, current period operating or cash flow loss combined with its history of operating or cash flow losses, the Company identified certain practice management agreements where the recoverability was impaired. As a result, the Company recorded an impairment charge of $31 million in 2002.

      TLC Vision made its first investment in Lasersight Incorporated ("Lasersight") prior to the beginning of fiscal 2000. Lasersight is a company involved in the research and development of new laser technology. From the time of purchase through the third quarter of fiscal 2000, the market value of the investment exceeded the carrying value at each quarter end. However, by November 31, 2001, the Company believed that the impairment should be considered other than temporary for a number of reasons including: the impairment was very substantial relative to the original purchase price; the impairment had persisted for more than nine months and sufficient time had passed to determine that the market place did not react well to FDA approval of Lasersight's new technology. As a result, the Company recorded a total impairment charge of $20.1 million during fiscal 2002.

      With respect to its investment in LaserVision, TLC Vision wrote down its investment in LaserVision by $1.8 million in the period prior to the merger, due to an other than temporary decline in its value. Finally, the Company recorded impairment charges of $2.0 million on its investment in Britton Vision Associates and of $2.2 million on other investments.

      During fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels, close certain underperforming centers and eliminate duplicate functions caused by the merger with LaserVision. By May 31, 2002, this program resulted in total cost for severance and office closures of $8.8 million, of which $2.3 million was paid out in cash prior to May 31, 2002. All restructuring costs have been financed through the Company's cash and cash equivalents.

(a) The Company continued its objective of reducing employee costs in line with revenues. This activity occurred in two stages with total charges of $2.8 million. The first stage of reductions was identified in the second and third quarters of fiscal 2002 and resulted in restructuring charges of $2.2 million, all of which had been paid out in cash or options by the end of the fiscal year. This reduction impacted 89 employees, of whom 35 were working in laser centers, with the remaining 54 working within various corporate functions. The second stage of the cost reduction required the Company to identify the impact of its acquisition of LaserVision on May 15, 2002 and eliminate surplus positions resulting from the acquisition. The majority of these costs were paid by the end of December 2002.

(b) As part of the Company restructuring subsequent to its acquisition of LaserVision in May 2002, six centers were identified for closure: such centers were identified based on managements earning criteria, earnings before interest, taxes, depreciation and amortization. These closures resulted in restructuring charges of $4.9 million reflecting a write-down of fixed assets of $1.9 million and cash costs of $3.0 million which include net lease commitments (net of costs to sublet and sub lease income) of $2.7 million, ongoing laser commitments of $0.7 million, termination costs of a doctor's contract of $0.1 million and severance costs impacting 21 center employees of $0.1 million. The lease costs will be paid out over the remaining term of the lease.

(c) The Company also identified seven centers where management determined that given the current and future expected procedures, the centers had excess leased capacity or the lease arrangements were not economical. The Company assessed these seven centers to determine whether the excess space should be subleased or whether the centers should be relocated. The Company provided $1.0 million related to the costs associated with sub leasing the excess or unoccupied facilities. A total of $0.3 million of this provision related to non cash costs of writing down fixed assets and $0.7 million represented net future cash costs for lease commitments and costs to sublet available space offset by sub lease income that is projected to be generated. The lease costs will be paid out over the remaining term of the lease.

      The following table details restructuring charges incurred for the year ended May 31, 2002:

                                                                                ACCRUAL                                  ACCRUAL
                                                                                BALANCE                                  BALANCE
                                                                                  AT                                        AT
                                  RESTRUCTURING     CASH        NON CASH      DECEMBER 31,     CASH        NON CASH     DECEMBER 31,
                                     CHARGES      PAYMENTS     REDUCTIONS         2002        PAYMENTS    REDUCTIONS        2003
                                  -------------  ----------    -----------   -------------   ----------   ----------    ------------
Severance ...................        $2,907        $(2,454)      $  (434)        $   19        $   (19)      $  --         $  --
Lease commitments, net of
  sublease income ...........         2,765           (897)           85          1,953           (929)        (35)          989
Termination costs of doctors
 contracts ..................           146           (146)           --             --             --          --            --
Laser commitments ...........           652             --          (352)           300           (300)         --            --

Write-down of fixed assets ..         2,280             --        (2,280)            --             --          --            --
                                     ------        -------       -------         ------        -------       -----         -----
Total restructuring and other
charges .....................        $8,750        $(3,497)      $(2,981)        $2,272        $(1,248)      $ (35)        $ 989
                                     ======        =======       =======         ======        =======       =====         =====

      Income tax expense decreased to $1.8 million in fiscal 2002 from $2.2 million in fiscal 2001. This decrease reflected the Company's losses incurred in fiscal 2002 offset by the impact of the tax liabilities associated with the Company's investments in profitable subsidiaries that are less than 80% owned and the requirement to reflect minimum tax liabilities relevant in Canada, the United States and certain other jurisdictions. As of May 31, 2002, the Company had net operating losses available for carry forward for income tax purposes of approximately $81.2 million, which were available to reduce taxable income of future years.

      The Canadian losses can only be utilized by the source company, whereas the United States losses are utilized on a consolidated basis. The Canadian losses of $23.9 million expire as follows:

                       May 31, 2003........   $  2,290
                       2004................      1,509
                       2005................        831
                       2006................        315
                       2007................        580
                       2008................      9,724
                       2009................      8,647

      The losses of $58.0 million expire between 2012 and 2022. The Canadian and United States losses include amounts of $3.2 million and $14.7 million, respectively, relating to the acquisitions of 20/20 and BeaconEye, the availability and timing of utilization of which may be restricted.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 2003, the Company continued to focus its activities primarily on seeking to increase procedure volumes at its centers and reducing operating costs. Cash and cash equivalents, short-term investments and restricted cash were $31.7 million at December 31, 2003 compared to $41.6 million at December 31, 2002. Working capital at December 31, 2003 decreased to $10.9 million from $12.5 million at December 31, 2002.

      The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, investment in Vascular Sciences and the purchase of the AEI and Phoenix cataract surgery businesses. Normal operating expenses include doctors' compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

      During the year ended December 31, 2003, the Company invested $4.4 million in fixed assets and received vendor financing for $8.0 million of fixed assets, primarily equipment upgrades for Custom LASIK and new equipment related to the growth of the cataract business.

      The Company does not expect to purchase additional lasers during the next 12 to 18 months, however existing lasers may need to be upgraded. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

      As of December 31, 2003, the Company had employment contracts with officers of TLC Vision or its subsidiaries to provide for base salaries, the potential to pay certain bonuses, medical benefits and severance payments. Eight officers have agreements providing for severance payments ranging from 12 to 24 months of base or total compensation under certain circumstances. Two officers have agreements providing for severance payments equal to 36 months of total compensation and future medical benefits (totaling about $2.3 million) at their option until November 2004, and 24-month agreements thereafter.

       As of December 31, 2003, the Company had contractual obligations relating to long-term debt, capital lease obligations, operating leases for rental of office space and equipment, marketing contracts, laser commitments and research and development requiring future minimum payments aggregating to $70.1 million. Future minimum payments over the next five years are as follows:

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------
                                                                LESS                                MORE
                                                                THAN          1-3        3-5        THAN
CONTRACTUAL OBLIGATIONS                            TOTAL       1 YEAR        YEARS      YEARS     5 YEARS
-----------------------                            -----       ------        -----      -----     -------
  Long-term debt                                $  31,296    $   9,898    $  10,336   $   4,666   $   6,396
  Capital lease obligations                         3,468        1,709        1,737          22          --
  Operating leases                                 24,869        8,570       11,228       3,801       1,270
  Marketing contracts                               3,750        1,750        2,000          --          --
  Laser commitments                                 2,000        2,000           --          --          --
  Research and development                          4,675        2,100        2,575          --          --
                                                ---------    ---------    ---------   ---------   ---------
Total                                           $  70,058    $  26,027    $  27,876   $   8,489   $   7,666
                                                =========    =========    =========   =========   =========

      One of the Company's subsidiaries, together with other investors, has jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee amount to approximately $2.0 million at December 31, 2003.

      On December 31, 2003, a majority-owned subsidiary of the Company became a majority owner of an ambulatory surgery center in Michigan when that ASC purchased its own ownership interests from another investor. After this change in ownership interest, the Company's subsidiary owned 65% of this ASC. This ASC was included in the consolidated balance sheet at December 31, 2003 and included in the operating results of the Company using the equity accounting method during the year. During 2004, this ASC's operating results will be consolidated.

      On November 21, 2003, a majority-owned subsidiary of the Company acquired 50% of a medical practice in Ohio for $1.0 million, of which the Company paid $0.5 million.

      On September 2, 2003, OR Partners, Inc., a subsidiary of TLC Vision, acquired 58% of Phoenix Eye Surgical Center, LLC, which operates an ambulatory surgery center in Arizona that primarily performs cataract surgery. The Company paid $3.8 million in cash for its interest and received net assets with a book value of $0.1 million. The $3.7 million balance was recorded as intangible assets, primarily goodwill.

      On March 3, 2003, Midwest Surgical Services, Inc., a subsidiary of TLC Vision, entered into a purchase agreement to acquire 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and 100,000 common shares of TLC Vision. The Company also agreed to make additional cash payments over a three-year period up to $1.9 million, if certain financial targets are achieved. Of this amount $0.3 million is not contingent and recorded as a liability as of December 31, 2003.

      On August 1, 2002, the Company paid $7.6 million in cash to acquire a 55% ownership interest in an ambulatory surgery center ("ASC") in Mississippi which specializes in cataract surgery. In August 2003, the Company purchased an additional 5% ownership for $0.7 million in cash, substantially all of which was recorded as goodwill. The Company also has an obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash per year during each of the next three years.

      The Company entered into a joint venture with Vascular Sciences in 2002 for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of age-related macular degeneration. According to the terms of the agreement, the Company purchased $1.3 million in convertible notes and $0.3 million in Common Stock in fiscal 2003 and recorded the payments as research and development expense.

      In November 2003, the Company obtained a $15 million line of credit from GE Healthcare Financial Services. This loan is secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and Aspen Healthcare and a general lien on most other U.S. assets. As of December 31, 2003, the Company had drawn $2 million from the line of credit and had an available unused line of $13 million.

      During 2003, the Company received $8.3 million in proceeds from the exercise of non-qualified stock options to purchase 2.1 million common shares. In addition, the Company received $6.1 million in proceeds from the exercise of non-qualified stock options to purchase 1.7 million common shares between January 1, 2004 and March 12, 2004.

      The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for the next 12 to 18 months.

      At December 31, 2002, the Company reported $4.2 million of exit liabilities primarily related to costs associated with closing underperforming centers subsequent to the LaserVision merger. During the year ended December 31, 2003 the Company recorded an additional charge of $2.3 million primarily related to the closure of six centers and made cash payments of $3.1 million and recorded $1.3 million of non-cash reductions, resulting in a $2.1 million exit liability at December 31, 2003.

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities was $4.3 million for the year ended December 31, 2003. The cash flows provided by operating activities during the year ended December 31, 2003 are primarily due to positive cash flow of the Company's operations as the net loss of $9.4 million in the period was offset by non cash items including depreciation and amortization of $22.6 million, minority interest expense of $4.7 million, and the write-off of investments related to research and development arrangements of $1.6 million, offset by an increase in net operating assets of $15.3 million. The increase in net operating assets primarily related to a $13.8 million decrease in accounts payable and accrued liabilities as the Company paid its remaining obligation of $5.1 million related to the LaserVision merger, reduced its contingent liability by settling two lawsuits for $4.9 million, paid amounts to multiple state agencies to resolve sales tax disputes for a total of $1.3 million and reduced its accounts payable balances with vendors and other accruals by an aggregate of $2.0 million. In addition, a $1.0 million increase in prepaid expenses primarily due to a contractual payment to a doctor and an increase in certain other prepaid expenses and a $0.5 million increase in accounts receivable due primarily to receivables associated with business acquisitions and higher revenue compared to the prior year period was offset by improved collection activities.

CASH USED FOR INVESTING ACTIVITIES

      Net cash used for investing activities was $12.7 million for the year ended December 31, 2003. Cash used in investing during the year ended December 31, 2003 included $8.0 million for business acquisitions, $4.4 million for the acquisition of equipment and $1.6 million for an investment in a research and development arrangement, offset by $0.6 million from the sale of capital assets and $0.8 million from the sale of short-term investments. In 2004, the Company plans to continue to invest in other business acquisitions, invest in capital expenditures as necessary to further its business objectives and continue its investment in the Vascular Sciences research and development arrangement to further its efforts to achieve FDA approval for medical treatments related to dry age-related macular degeneration. During the next 12 months, the Company expects to invest $2.1 million in research and development and at least $0.7 million to increase its ownership in an ambulatory surgery center. The Company's total future research and development obligation as of December 31, 2003 was $4.7 million (including the $2.1 million expected to be invested during the next 12 months).

CASH PROVIDED BY FINANCING ACTIVITIES

      Net cash provided by financing activities was $1.9 million for the year ended December 31, 2003. Net cash provided by financing activities during the year ended December 31, 2003 was primarily due to $8.7 million in proceeds from the exercise of employee stock options and employee stock purchase plans, $3.5 million related to the issuance of new debt and $2.6 million related to the removal of restrictions on certain cash balances, offset by $8.0 million for the repayment of certain notes payable and capitalized lease obligations and $4.9 million distributed to minority interests resulting from profits at certain of the Company's business units. The Company anticipates that available financing through the additional exercise of stock options and the availability to draw upon the unused portion of the Company's $15 million line of credit, if necessary, will be sufficient to fund additional financing needs in 2004.

NEW ACCOUNTING PRONOUNCEMENTS

      For a discussion on recent pronouncements, see Note 1, "Summary of Significant Accounting Policies," in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this Report.

SUBSEQUENT EVENTS

      On January 1, 2004, the Company entered into an agreement to settle the lawsuit brought by Thomas S. Tooma, MD, and TST Acquisitions, LLC, in October 2002. The lawsuit sought damages and injunctive relief based on the plaintiffs' allegation that the Company's merger with Laser Vision Centers, Inc. violated certain exclusivity provisions of its agreements with the plaintiffs, thereby giving plaintiffs the right to exercise a call option to purchase TLC Vision's interest in the joint venture. Under the terms of the settlement, the Plaintiffs paid the Company approximately $2.3 million to purchase an additional 23% of the joint venture with the Company and 30% of the Laser Vision Centers, Inc. California business.

      On March 10, 2004, the Company paid $4.5 million to acquire a 70% ownership interest in a Texas ambulatory surgery center and a note receivable from the ASC.

      From January 2 to March 12, 2004, the Company received $6.1 million in proceeds from the exercise of non-qualified stock options to purchase 1.7 million common shares.

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                     (Thousands of U.S. dollars
                                                     except per share amounts)

                             THREE MONTHS ENDED         THREE MONTHS ENDED          THREE MONTHS ENDED         THREE MONTHS ENDED
                                  MARCH 31,                  JUNE 30,                  SEPTEMBER 30,              DECEMBER 31,
                            ---------------------     ----------------------     ----------------------     -----------------------
                              2003          2002         2003        2002(1)       2003         2002         2003(2)        2002(2)
                            -------       -------     --------      --------     --------      --------     ---------      --------
Revenues                    $53,590       $36,942     $ 47,532      $ 43,107     $ 46,014      $ 43,802     $  48,544      $ 44,754
Gross margin                 16,405        12,256       12,465        12,080       11,465         9,307        12,040         6,151
Net income (loss)             1,070        (3,689)      (3,453)      (98,783)      (4,090)       (2,532)       (2,926)      (39,727)
Basic and diluted income
  (loss) per share             0.02         (0.10)       (0.05)        (1.93)       (0.06)        (0.04)        (0.04)        (0.63)

(1) In the three months ended June 2002, the selected financial data of the Company included:

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

(3) In the three months ended June 30, 2003, the selected financial data of the Company included:

      (a) an adjustment to the fair value of investments and long-term receivables of $0.7 million; and

      (b)   a restructuring charge of $1.7 million

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These interest rate exposures primarily relate to having short-term investments earning short-term interest rates and to having fixed rate debt. The Company views its investment in foreign subsidiaries as long-term commitments and does not hedge any translation exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR FINANCIAL STATEMENTS

      The accompanying consolidated financial statements of TLC Vision Corporation have been prepared by management in conformity with accounting principles generally accepted in the United States. The significant accounting policies have been set out in Note 2 to the financial statements. These statements are presented on the accrual basis of accounting. Accordingly, a precise determination of many assets and liabilities is dependent upon future events. Therefore, estimates and approximations have been made using careful judgment. Recognizing that the Company is responsible for both the integrity and objectivity of the financial statements, management is satisfied that these financial statements have been prepared within reasonable limits of materiality under United States generally accepted accounting principles.

      During the year ended December 31, 2003, the Board of Directors had an Audit Committee consisting of four non-management directors. The committee met with management and the auditors to review any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the independent auditors' report prior to the submission of the financial statements to the Board of Directors for final approval.

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of TLC Vision Corporation

We have audited the consolidated balance sheets of TLC Vision Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year ended December 31, 2003, the seven-month period ended December 31, 2002 and each of the two years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TLC Vision Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, the seven-month period ended December 31, 2002 and each of the two years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on June 1, 2001, the Company changed its method of accounting for goodwill.


St. Louis Missouri                                      /s/ ERNST & YOUNG LLP
March 12, 2004                                          ------------------------

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

                                                                                    SEVEN MONTH
                                                                                       PERIOD
                                                                       YEAR ENDED      ENDED
                                                                      DECEMBER 31,  DECEMBER 31,      YEAR ENDED MAY 31,
                                                                           2003         2002           2002          2001
                                                                      ------------  ------------    ---------     ---------
Revenues:
   Refractive:
      Owned centers ................................................    $  55,663     $  29,834     $  50,252     $  78,470
      Managed centers ..............................................       54,389        24,959        62,657        82,749
      Access fees ..................................................       36,140        21,495         2,999            --
   Other healthcare services .......................................       49,488        23,866        18,843        12,787
                                                                        ---------     ---------     ---------     ---------
  Total revenues (Note 16) .........................................      195,680       100,154       134,751       174,006
                                                                        ---------     ---------     ---------     ---------
Cost of revenues:
   Refractive:
      Owned centers ................................................       45,516        27,001        38,877        55,226
      Managed centers ..............................................       40,529        22,223        43,034        44,684
      Access fees ..................................................       25,424        15,356         1,826            --
      Impairment of fixed assets (Note 10) .........................           --            --         2,553            --
   Other healthcare services .......................................       31,836        16,245        11,499        10,106
                                                                        ---------     ---------     ---------     ---------
Total cost of revenues .............................................      143,305        80,825        97,789       110,016
                                                                        ---------     ---------     ---------     ---------
   Gross margin ....................................................       52,375        19,329        36,962        63,990
                                                                        ---------     ---------     ---------     ---------

General and administrative .........................................       31,688        24,567        36,382        44,464
Marketing ..........................................................       14,094         8,321        15,296        25,600
Amortization of intangibles ........................................        6,685         4,074        10,227        12,543
Research and development (Note 7) ..................................        1,598         2,000         2,000            --
Impairment of goodwill and other intangible assets (Notes 8 and 9) .           --        22,138        81,720            --
Adjustment to the fair value of investments and long-term
  receivables (Note 7) .............................................         (206)        2,095        26,082            --
Restructuring and other charges (Note 18) ..........................        2,040         4,227         8,750        19,075
                                                                        ---------     ---------     ---------     ---------
                                                                           55,899        67,422       180,457       101,682
                                                                        ---------     ---------     ---------     ---------

Operating loss .....................................................       (3,524)      (48,093)     (143,495)      (37,692)
Other income and (expense):
  Other income, net (Note 12) ......................................          669         6,996            --            --
  Interest (expense) income and other, net .........................       (1,364)         (243)         (761)        2,543
  Minority interests ...............................................       (4,672)       (1,152)         (635)         (385)
                                                                        ---------     ---------     ---------     ---------
Loss before income taxes and cumulative effect of accounting change        (8,891)      (42,492)     (144,891)      (35,534)
Income tax expense (Note 14) .......................................         (508)         (851)       (1,784)       (2,239)
                                                                        ---------     ---------     ---------     ---------
Loss before cumulative effect of accounting change .................       (9,399)      (43,343)     (146,675)      (37,773)
Cumulative effect of accounting change (Note 8) ....................           --            --       (15,174)           --
                                                                        ---------     ---------     ---------     ---------
Net loss ...........................................................    $  (9,399)    $ (43,343)    $(161,849)    $ (37,773)
                                                                        =========     =========     =========     =========
Loss before cumulative effect of accounting change per share -
   basic and diluted ...............................................    $   (0.15)    $   (0.68)    $   (3.74)    $   (1.00)
Cumulative effect of accounting change per share - basic and diluted           --            --         (0.39)           --
                                                                        ---------     ---------     ---------     ---------
 Net loss per share - basic and diluted ............................    $   (0.15)    $   (0.68)    $   (4.13)    $   (1.00)
                                                                        =========     =========     =========     =========
Weighted-average number of common shares outstanding - basic and
  diluted ..........................................................       64,413        63,407        39,215        37,779
                                                                        =========     =========     =========     =========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                 DECEMBER 31,
                                                              2003          2002
                                                           ---------     ---------
ASSETS
Current assets:
   Cash and cash equivalents ..........................    $  29,580     $  36,081
   Short-term investments .............................          748         1,557
   Accounts receivable (Note 6) .......................       15,617        14,155
   Prepaid expenses, inventory and other ..............       11,646         9,820
                                                           ---------     ---------
   Total current assets ...............................       57,591        61,613

Restricted cash (Notes 5) .............................        1,376         3,975
Investments and other assets (Note 7) .................        3,102         2,442
Goodwill (Note 8) .....................................       48,829        40,697
Other intangible assets (Note 9) ......................       22,959        29,326
Fixed assets (Note 10) ................................       56,891        58,003
                                                           ---------     ---------
Total assets ..........................................    $ 190,748     $ 196,056
                                                           =========     =========

LIABILITIES
Current liabilities:
   Accounts payable ...................................    $  10,627     $  13,857
   Accrued liabilities ................................       25,811        28,911
   Current maturities of long-term debt (Note 11) .....       10,285         6,322
                                                           ---------     ---------
   Total current liabilities ..........................       46,723        49,090

Other long-term liabilities ...........................        2,607         9,630
Long-term debt, less current maturities (Note 11) .....       19,242        15,760
Minority interests ....................................       10,907         9,748

STOCKHOLDERS' EQUITY
Common stock, no par value; unlimited number authorized      397,878       388,769
Option and warrant equity .............................        8,143        11,035
Treasury stock ........................................           --        (2,623)
Accumulated deficit ...................................     (294,752)     (285,353)
                                                           ---------     ---------
Total stockholders' equity ............................      111,269       111,828
                                                           ---------     ---------
Total liabilities and stockholders' equity ............    $ 190,748     $ 196,056
                                                           =========     =========

See notes to consolidated financial statements.

Approved on behalf of the Board:


/s/ ELIAS VAMVAKAS                           /s/ WARREN S. RUSTAND
------------------------------               ---------------------------------
Elias Vamvakas, Director                     Warren S. Rustand, Director

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                         SEVEN MONTH
                                                                                           PERIOD
                                                                            YEAR ENDED      ENDED              YEAR ENDED
                                                                           DECEMBER 31,   DECEMBER 31,           MAY 31,
                                                                               2003          2002           2002          2001
                                                                           ------------  -------------   ---------      --------
OPERATING ACTIVITIES
Net loss ...............................................................     $ (9,399)     $(43,343)     $(161,849)     $(37,773)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
   Depreciation and amortization .......................................       22,593        13,862         21,352        27,593
   Write-off of investment in research and development arrangement .....        1,598         2,000          2,000            --
   Minority interest and other .........................................        4,672         1,152            107           677
   (Gain) loss on sale of fixed assets .................................         (484)        1,770          1,136         1,946
   Compensation expense ................................................          125           445            866            --
   Impairment of goodwill and other intangibles assets .................           --        22,138         81,720            --
   Adjustment to the fair value of investments and long-term receivables
     and impairment of fixed assets ....................................         (206)        2,095         28,635            --
   Non cash restructuring and other costs ..............................          677         2,266          2,503        14,395
   Cumulative effect of accounting change ..............................           --            --         15,174            --
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF ACQUISITIONS
   AND DISPOSITIONS
      Accounts receivable ..............................................         (489)        3,836          1,592         5,232
      Prepaid expenses, inventory and other current assets .............         (964)        7,168            417         1,891
      Accounts payable and accrued liabilities .........................      (13,831)       (4,574)         6,321         1,042
                                                                             --------      --------      ---------      --------
Cash provided by (used in) operating activities ........................        4,292         8,815            (26)       15,003
                                                                             --------      --------      ---------      --------

INVESTING ACTIVITIES
Purchase of fixed assets ...............................................       (4,433)       (3,668)        (2,297)      (10,656)
Proceeds from sale of fixed assets .....................................          578           751             89         2,491
Proceeds from the sale of investments and subsidiaries .................          221           259            777         1,117
Investment in research and development arrangements ....................       (1,598)       (2,000)        (2,000)           --
Acquisitions and investments ...........................................       (8,015)       (9,695)        (5,424)      (17,345)
Cash acquired in Laser Vision Centers, Inc. acquisition ................           --            --          7,319            --
Proceeds from sale of short-term investments ...........................          809           556          6,058        (6,063)
Other ..................................................................         (229)          (32)            56           (68)
                                                                             --------      --------      ---------      --------
Cash (used in) provided by investing activities ........................      (12,667)      (13,829)         4,578       (30,524)
                                                                             --------      --------      ---------      --------

FINANCING ACTIVITIES
Restricted cash movement ...............................................        2,599         1,013         (3,369)          103
Proceeds from debt financing ...........................................        3,450         1,750          5,788           226
Principal payments of debt financing and capital leases ................       (8,018)       (5,140)        (7,098)       (7,097)
Payments of accrued purchase obligations ...............................           --            --             --        (3,620)
Distributions to minority interests ....................................       (4,901)       (1,532)        (3,092)       (4,865)
Purchase of treasury stock .............................................           --          (191)            --          (481)
Proceeds from issuance of common stock .................................        8,744           121            306           711
                                                                             --------      --------      ---------      --------
Cash provided by (used in) financing activities ........................        1,874        (3,979)        (7,465)      (15,023)
                                                                             --------      --------      ---------      --------

Net decrease in cash and cash equivalents during the period ............       (6,501)       (8,993)        (2,913)      (30,544)
Cash and cash equivalents, beginning of period .........................       36,081        45,074         47,987        78,531
                                                                             --------      --------      ---------      --------
Cash and cash equivalents, end of period ...............................     $ 29,580      $ 36,081      $  45,074      $ 47,987
                                                                             ========      ========      =========      ========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                               COMMON STOCK                TREASURY STOCK
                                           ------------------              ----------------
                                                                 OPTION                                       OTHER
                                                                   AND                                      ACCUMULATED
                                                                 WARRANT                      ACCUMULATED  COMPREHENSIVE
                                           SHARES     AMOUNT     EQUITY    SHARES    AMOUNT     DEFICIT    INCOME (LOSS)    TOTAL
                                           ------     ------    --------   ------    ------   -----------  -------------   --------
Balance May 31, 2000 ..................    37,150    $269,953   $   532         --   $    --    $(42,388)    $(4,451)      $223,646


Shares issued for acquisition..........       832       6,059                                                                 6,059
Shares purchased for cancellation......      (108)       (481)                                                                 (481)
Exercise of stock options..............        40         125                                                                   125
Shares issued as remuneration..........         5          35                                                                    35
Shares issued as part of the employee
  share purchase plan..................       112         586                                                                   586
Comprehensive loss:
  Net loss.............................                                                          (37,773)                   (37,773)
  Unrealized gains/losses on
    available-for-sale securities......                                                                       (5,091)        (5,091)
                                                                                                                           --------
Total comprehensive loss...............                                                                                     (42,864)
                                           ------    --------   --------  --------  --------   ---------   ---------       --------

Balance May 31, 2001 ..................    38,031     276,277       532         --        --     (80,161)     (9,542)       187,106

Shares issued on acquisition of
  LaserVision..........................    26,617     111,058                                                               111,058
Value determined for shares issued
  contingent on meeting earnings
  criteria.............................                    60                                                                    60
Options issued on acquisition..........                           11,001                                                     11,001
Treasury stock arising from acquisition                                       (583)   (2,432)                                (2,432)
Exercise of stock options..............        10          26                                                                    26
Options issued on termination..........                              222                                                        222
Shares issued as part of the employee
  share purchase plan..................        85         280                                                                   280
Comprehensive loss:
  Net loss.............................                                                         (161,849)                  (161,849)
  Unrealized gains/losses on
    available-for-sale securities......                                                                        9,542          9,542
                                                                                                                           --------
Total comprehensive loss...............                                                                                    (152,307)
                                           ------    --------   --------  --------  --------   ---------   ---------       --------
Balance May 31, 2002 ..................    64,743     387,701     11,755      (583)   (2,432)   (242,010)         --        155,014

Purchase of treasury stock.............                                       (196)     (191)                                  (191)
Shares issued as part of the employee
  share purchase plan..................        46         111                                                                   111
Exercise of stock options..............         5          10                                                                    10
Options expired........................                   720       (720)                                                        --
Dilution gain on stock of subsidiary...                   227                                                                   227
Net loss and comprehensive loss........                                                          (43,343)                   (43,343)
                                           ------    --------   --------  --------  --------   ---------   ---------       --------
Balance December 31, 2002..............    64,794     388,769     11,035      (779)   (2,623)   (285,353)         --        111,828

Shares issued as part of the employee
  share purchase plan..................        56         223                  196       191                                    414
Exercise of stock options..............     2,102       8,330                                                                 8,330
Options expired or exercised...........                 2,892     (2,892)                                                        --
Retirement of treasury stock...........      (583)     (2,432)                 583     2,432                                     --
Shares issued as part of acquisition...       100          96                                                                    96
Escrow shares returned to the Company..      (713)
Net loss and comprehensive loss........                                                           (9,399)                    (9,399)
                                           ------    --------   --------  --------  --------   ---------   ---------       --------
Balance December 31, 2003..............    65,756    $397,878   $  8,143         0  $     --   $(294,752)  $      --       $111,269
                                           ======    ========   ========  ========  ========   =========   =========       ========

See notes to consolidated financial statements.

TLC VISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)

1. NATURE OF OPERATIONS

      TLC Vision Corporation and its subsidiaries ("TLC Vision" or the "Company") is a diversified healthcare service company focused on working with eye doctors to help them provide high-quality patient care primarily in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eyecare businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Aspen Healthcare and Michigan subsidiaries, TLC Vision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with Vascular Sciences Corporation to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

      In 2002, the Company changed its fiscal year end from May 31 to December
31. References in the consolidated financial statements and notes to the consolidated financial statements to "fiscal 2003" shall mean the twelve months ended December 31, 2003, "transitional period 2002" shall mean the seven-month period ended December 31, 2002, "fiscal 2002" shall mean the 12 months ended May 31, 2002 and "fiscal 2001" shall mean the 12 months ended May 31, 2001.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Investments

      The Company has certain investments in equity securities. Investments are accounted for using the equity method if the Company has significant influence, but not control, over an investee. All other equity investments, in which the Company does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments that do not have a quoted market price (non marketable equity securities) are carried at cost and are adjusted only for other than temporary declines in fair value and additional investment activity. For investments in public companies (marketable equity securities), the Company classifies its investments as available-for-sale and, accordingly, records these investments at fair value with unrealized gain and losses included in accumulated other comprehensive loss, unless a decline in fair value is determined to be other than temporary,in which case the unrealized loss is recognized in earnings.

Fixed Assets

      Fixed assets are recorded at cost or the initial present value of future minimum lease payments for assets under capital lease. Major renewals or betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided at rates intended to represent the assets productive lives as follows:

         Building                             - straight-line over 40 years
         Computer equipment and software      - straight-line over three years to four years
         Furniture, fixtures and equipment    - 25% declining balance
         Laser equipment                      - 25% declining balance
         Leasehold improvements               -  straight-line  over  the  initial  term of the lease
         Medical equipment                    - 25% declining balance
         Vehicles and other                   - 25% declining balance

      The Company's MSS subsidiary records depreciation on its equipment and vehicles (with a net book value of $6.4 million at December 31, 2003) on a straight-line basis over the estimated useful lives (three to ten years) of the equipment.

      On June 1, 2002, the Company changed its depreciation policy for furniture, fixtures and equipment, laser equipment and medical equipment to 25% declining balance from 20% declining balance. The Company believes this method better reflects the depreciation over the productive life of the asset. As this is a change in an accounting estimate it is reflected prospectively in the Company's financial statements. This change increased the net loss by approximately $1.0 million in the transitional period 2002 and by approximately $1.7 million in fiscal 2003.

Goodwill

      Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized but instead be tested for impairment at least annually and more frequently if circumstances indicate possible impairment. The Company's annual impairment test date is November 30.

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

      Revenue from managed laser centers represents management fees for services provided under management services agreements with professional corporations ("PCs") that provide laser vision correction procedures. The PCs are responsible for billing the patient directly. Under the terms of the management service agreements, the Company provides facilities, equipment, technical support and management, marketing and administrative services to the PCs in return for a per procedure management fee. Although the Company is entitled to receive the full per procedure management fee, it has a business practice to reduce the management fee for a portion of any discount or contractual allowance related to the underlying procedure. Net revenue is recognized when the PC performs the procedure.

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

      Approximately 25% of the Company's fiscal 2003 net revenue is from the Company's other healthcare services and includes cataract equipment access and service fees on a per procedure basis, management fees from cataract and secondary care practices and network marketing and management services and fees for professional healthcare facility management. Revenues from other healthcare services are recognized as the service is rendered or procedure performed.

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

Accounting for Stock-Based Compensation

      The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded $0.1 million, $0.4 million, and $0.9 million of compensation expense during fiscal 2003, the transitional period 2002, and fiscal 2002, respectively. The following table illustrates the pro forma net loss and net loss per share as if the fair value-based method as set forth under SFAS No. 123, "Accounting for Stock-Based Compensation," applied to all awards:

                                                                       SEVEN-MONTH
                                                    YEAR ENDED         PERIOD ENDED             YEAR ENDED MAY  31,
                                                 DECEMBER 31, 2003   DECEMBER 31, 2002        2002               2001
                                                 -----------------   -----------------  ----------------   -----------------
Net loss, as reported ......................          $ (9,399)          $(43,343)          $(161,849)          $(37,773)
Adjustments for SFAS No. 123 ...............            (1,121)              (628)             (1,564)            (1,847)
                                                      --------           --------           ---------           --------
Pro forma net loss .........................          $(10,520)          $(43,971)          $(163,413)          $(39,620)
                                                      ========           ========           =========           ========
Pro forma loss per share - basic and diluted          $  (0.16)          $  (0.69)          $   (4.17)          $  (1.05)
                                                      ========           ========           =========           ========

Foreign Currency Exchange

      The functional currency of the Company's Canadian operations is the U.S. dollar. The assets and liabilities of the Company's Canadian operations are maintained in Canadian dollars and remeasured into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenue and expenses are remeasured into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are remeasured at historical exchange rates. Exchange gains and losses included in net loss are not material in any period presented.

Net Loss Per Share

      The net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculations exclude the dilutive effect of stock options and warrants since their inclusion in such calculation is antidilutive. Average shares outstanding during fiscal 2003 and the transitional period 2002 were reduced by 712,500 shares to exclude the effect of outstanding shares in escrow related to a previous LaserVision acquisition.

Contingent Consideration

      When the Company enters into agreements that provide for contingent consideration based on the certain predefined targets being met, an analysis is made to determine whether the contingent consideration represents an additional purchase price obligation or is deemed to be compensation expense. The accounting treatment if the consideration is deemed to be an additional purchase price payment is to increase the value assigned to PMAs and deferred contract rights and amortize this additional amount over the remaining period of the relevant agreement. Where the contingent consideration is deemed to be compensation, the expense is reflected as an operating expense in the periods that the service is rendered.

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

Reclassifications

      Certain amounts in prior periods have been reclassified to conform with current period classifications.

Recent Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003. In December 2003, the FASB revised and issued Revised Interpretation 46 (FIN 46(r)). FIN 46(r) is effective for the Company in the first quarter of 2004. The Company is currently assessing the impact of the interpretation on the Company including whether the physician practices or Vascular Sciences will be required to be reported on a consolidated basis.

3. CHANGE IN FISCAL YEAR-END

      The Company changed its fiscal year-end from May 31 to December 31 effective June 1, 2002. Accordingly, the accompanying financial statements include the results of operations and cash flows for the seven-month period ended December 31, 2002. The following unaudited financial information for the twelve-month period ended December 31, 2002 and the seven-month period ended December 31,2001 is presented for comparative purposes only:

                                                  TWELVE-MONTH PERIOD ENDED       SEVEN-MONTH PERIOD ENDED
                                                         DECEMBER 31,                    DECEMBER 31,
                                                    2003            2002            2002            2001
                                                  ---------       ---------       ---------       ---------
                                                                 (UNAUDITED)                     (UNAUDITED)
Revenues:
   Refractive:
      Owned centers ........................      $  55,663       $  52,540       $  29,834       $  26,669
      Managed centers ......................         54,389          52,980          24,959          34,636
      Access fees ..........................         36,140          25,371          21,495              --
   Other healthcare services ...............         49,488          33,714          23,866           8,995
                                                  ---------       ---------       ---------       ---------
Total revenues .............................        195,680         164,605         100,154          70,300
                                                  ---------       ---------       ---------       ---------
Cost of revenues:

                                                  TWELVE-MONTH PERIOD ENDED       SEVEN-MONTH PERIOD ENDED
                                                         DECEMBER 31,                    DECEMBER 31,
                                                    2003            2002            2002            2001
                                                  ---------       ---------       ---------       ---------
                                                                 (UNAUDITED)                     (UNAUDITED)
     Refractive:
        Owned centers ......................         45,516          42,744          27,001          22,213
        Managed centers ....................         40,529          39,861          22,223          25,396
        Access fees ........................         25,424          18,103          15,356              --
        Impairment of fixed assets .........             --           1,487              --           1,066
     Other healthcare services .............         31,836          22,968          16,245           4,776
                                                  ---------       ---------       ---------       ---------
Total cost of revenues .....................        143,305         125,163          80,825          53,451
                                                  ---------       ---------       ---------       ---------
    Gross margin ...........................         52,375          39,442          19,329          16,849
                                                  ---------       ---------       ---------       ---------
General and administrative .................         31,688          38,158          24,567          22,791
Marketing ..................................         14,094          14,402           8,321           9,215
Amortization of other intangibles ..........          6,685           8,351           4,074           5,950
Research and development ...................          1,598           4,000           2,000              --
Impairment of goodwill and other intangible
  assets ...................................             --         103,858          22,138              --
Adjustment to the fair value of investments
  and long-term receivables ................           (206)          7,098           2,095          21,079
Restructuring and other charges ............          2,040          11,218           4,227           1,759
                                                  ---------       ---------       ---------       ---------
                                                     55,899         187,085          67,422          60,794
                                                  ---------       ---------       ---------       ---------

Operating loss .............................         (3,524)       (147,643)        (48,093)        (43,945)
Other income and (expense):
  Other income, net ........................            669           6,996           6,996              --
  Interest expense, net ....................         (1,364)           (752)           (243)           (252)
  Minority interest ........................         (4,672)         (1,710)         (1,152)           (586)
                                                  ---------       ---------       ---------       ---------
Loss before cumulative effect of accounting
  change and income taxes ..................         (8,891)       (143,109)        (42,492)        (44,783)
Income tax expense .........................           (508)         (1,622)           (851)           (504)
                                                  ---------       ---------       ---------       ---------
Loss before cumulative effect of accounting
  change ...................................         (9,399)       (144,731)        (43,343)        (45,287)
Cumulative effect of accounting change .....             --              --              --         (15,174)
                                                  ---------       ---------       ---------       ---------
Net loss ...................................      $  (9,399)      $(144,731)      $ (43,343)      $ (60,461)
                                                  =========       =========       =========       =========
Loss before cumulative effect of accounting
  change - basic and diluted ...............      $   (0.15)      $   (2.68)      $   (0.68)      $   (1.19)
Cumulative effect of accounting
  change - basic and diluted ...............             --              --              --           (0.40)
                                                  ---------       ---------       ---------       ---------
Net loss per share - basic and diluted .....      $   (0.15)      $   (2.68)      $   (0.68)      $   (1.59)
                                                  =========       =========       =========       =========
Weighted average number of common shares
  outstanding - basic and diluted (in
  thousands) ...............................         64,413          54,077          63,407          38,064
                                                  =========       =========       =========       =========

4. ACQUISITIONS

      On December 31, 2003, a majority-owned subsidiary of the Company became a majority owner of an ambulatory surgery center ("ASC") in Michigan when that ASC purchased some of its shares from one of its investors. After this change in ownership interest, the Company's subsidiary owned 64% of this ASC. Therefore, this ASC was included in the consolidated balance sheet at December 31, 2003 and included in the operating results of the Company using the equity method of accounting during the year. During 2004, this ASC's operating results will be reported on a consolidated basis.

      On November 21, 2003, a majority owned subsidiary of the Company acquired 50% of a medical practice in Ohio for $1.0 million, of which the Company paid $0.5 million. The Company has included the operating results of this practice using the equity method of accounting since the acquisition date.

      For the following acquisitions made by the Company, the related results of operations have been included in the consolidated statements of operations since the acquisition date.

      On September 2, 2003, OR Partners, Inc., a subsidiary of TLC Vision, acquired 58% of Phoenix Eye Surgical Center, LLC, which operates an ambulatory surgery center in Arizona that primarily performs cataract surgery. The Company paid $3.8 million in cash for its interest and received net assets with a book value of $0.1 million. Accordingly, $3.7 million was recorded as intangible assets, primarily goodwill.

      On March 3, 2003, Midwest Surgical Services, Inc., a subsidiary of TLC Vision, entered into a purchase agreement to acquire 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and issued 100,000 common shares. The Company also agreed to make additional cash payments over a three-year period up to $1.9 million, if certain financial targets are achieved. Of this amount, $0.3 million was non contingent and was recorded as a liability as of December 31, 2003.

      On August 1, 2002, the Company paid $7.6 million in cash to acquire a 55% ownership interest in an ambulatory surgery center ("ASC") in Mississippi which specializes in cataract surgery. The purchase price allocation resulted in $7.4 million of goodwill. In August 2003, the Company purchased an additional 5% ownership for $0.7 million in cash, substantially all of which was recorded as goodwill. The Company also has an obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash per year during each of the next three years.

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

      The results of operations of LaserVision have been included in the consolidated statement of operations of the Company after May 15, 2002. The total purchase price of the acquisition was $130.6 million consisting of: $108.6 million of TLC Vision shares issued to LaserVision shareholders; $9.8 million of costs incurred related to the merger; $1.2 million in LaserVision shares (583,000 shares) already owned by TLC Vision; and $11.0 million representing the fair value of TLC Vision options to purchase common shares in exchange for all the outstanding LaserVision options and warrants as of the effective date of the acquisition. The purchase price allocation resulted in $87.2 million of acquired goodwill, of which $65.8 million was assigned to the refractive segment and $21.4 million was assigned to the cataract surgery segment. The entire $87.2 million of goodwill is not deductible for tax purposes.

      On March 2, 2001, the Company acquired certain assets and liabilities of a Maryland professional corporation ("Maryland PC") for $10.0 million in cash and notes payable of a further $10.0 million to be paid in four equal installments of $2.5 million on the first four anniversary dates of the transaction. These notes payable do not carry an interest rate and as such have been discounted at a rate of 9% with the resulting $8.1 million being reported as long-term debt for financial reporting purposes. Installments have been paid in 2002 and 2003.

      During fiscal 2001, an additional 536,764 common shares of the Company, valued at $4.2 million, were issued to the sellers of The Vision Source, Inc. to reflect the final payment of contingent consideration which was determined to be payable during fiscal 2000 and which had been accrued for at May 31, 2000.

      On August 21, 2000, the Company purchased 100% of the membership interests in Eye Care Management Associates, LLC ("Eye Care Mgmt. Assoc., LLC") in exchange for $4.0 million in cash, 295,165 common shares of the Company with a value of $1.9 million and amounts contingent upon future events. Contingent amounts are determined based on fees received by the Company pursuant to the Membership Purchase Agreement. Contingent amounts have been deemed to be compensation of the physicians associated with Eye Care Mgmt. Assoc., LLC. For all reported periods herein, no expense for contingent amounts has been reflected as the applicable predetermined targets had not been achieved.

5. RESTRICTED CASH

      The Company had $1.4 million and $4.0 million of restricted cash as of December 31, 2003 and 2002, respectively, to guarantee outstanding bank letters of credit for leases and litigation.

6. ACCOUNTS RECEIVABLE

            Accounts receivable, net of allowances, consist of the following:

                                                                 DECEMBER 31,
                                                               2003         2002
                                                             -------      -------
Refractive:
     Due from physician-owned companies and  physicians      $ 6,667      $ 8,186
     Due from patients and third parties ..............          599          952
Non-refractive ........................................        8,303        4,884
Other .................................................           48          133
                                                             -------      -------
                                                             $15,617      $14,155
                                                             =======      =======

      Non-refractive accounts receivable primarily represent amounts due from a professional corporation for secondary care management services, amounts due from healthcare facilities for professional healthcare facility management fees and outstanding fees for network marketing and management services.

      The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which include the regular review of credit limits. As of December 31, 2003 and 2002 the Company had reserves for doubtful accounts and contractual allowances of $2.6 million and $2.4 million, respectively. The Company does not have a significant exposure to any individual customer, except for amounts due from those refractive and secondary eye practices, which it manages and which are collateralized by the practice's patient receivables.

7. INVESTMENTS AND OTHER ASSETS

      Investments and other assets consist of the following:

                                                            DECEMBER 31,
                                                           2003        2002
                                                          ------      ------
                Equity method investments ..........      $1,196      $  730
                Marketable equity securities .......           3         555
                Non marketable equity securities ...         534         534
                Long-term receivables and other ....       1,369         623
                                                          ------      ------
                                                          $3,102      $2,442
                                                          ======      ======

      During fiscal 2002, the Company determined that the decline in fair value of its marketable equity securities was other than temporary and as a result recorded a charge to income of $21.9 million. Included in the $21.9 million write-down of marketable equity securities was $1.8 million related to the Company's investment in LaserVision's common shares prior to the merger. The carrying value of these shares of $1.2 million on May 15, 2002 was included as a component of the cost of the acquisition.

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

      Long-term receivables and other include notes from and advances to service providers and other companies and deposits. During fiscal 2002, the Company recorded a $2.0 million reserve against a $2.3 million long-term receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. During fiscal 2003, the secondary care provider was profitable, improved its financial strength and consistently made all payments to the Company when due. As a result, the Company reevaluated the collectibility of this note receivable and recorded an adjustment to reduce the reserve by $0.6 million.

      During fiscal 2002, the Company entered into a joint venture with Vascular Sciences for the purpose of pursuing commercial applications of technologies owned or licensed by Vascular Sciences applicable to the evaluation, diagnosis, monitoring and treatment of dry age related macular degeneration. Since the technology is in the development stage and has not received Food and Drug Administration (FDA) approval, the Company accounts for its investment as a research and development arrangement whereby investments are expensed as amounts are committed by Vascular Sciences. If commercialization of the product and FDA approval is obtained, the Company will reevaluate the accounting treatment of the investment.

      The Company purchased $1.0 million and $2.0 million in Series B preferred stock in the year ended May 31, 2002 and the transitional period ended December 31, 2002, respectively and expensed it as a research and development arrangement. During 2003, the Company has agreed to advance up to an additional $6.0 million to Vascular Sciences pursuant to a secured convertible grid debenture. The first $3.5 million advanced pursuant to such debenture is convertible into common shares of Vascular Sciences. Vascular Sciences has also granted an option to the Company to acquire an amount of common shares equal to the undrawn portion of the debenture at any point in time. In fiscal 2003, the Company expensed $1.6 million to research and development related to payments made to Vascular Sciences during the year. Of this amount, $1.3 million reduced the value of the $6.0 million obligation to Vascular Sciences, and $0.3 million represented an additional equity investment in Common Stock and therefore did not reduce the amount of the remaining obligation.

      In fiscal 2002, the Company advanced $1.0 million to Tracey Technologies, LLC to support the development of laser scanning technology. This advance was used to further develop this technology and was accounted for as research and development costs in fiscal 2002.

8. GOODWILL

      Effective June 1, 2001, the Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate). On adoption, the Company determined that it had no intangible assets of indefinite life.

      The Company's net goodwill amount by reported segment is as follows:

                                     REFRACTIVE     CATARACT       OTHER         TOTAL
                                     ----------   ------------   ---------    -----------
May 31, 2002 ...................      $ 35,542       $10,328      $ 7,322      $ 53,192
Acquired during the period .....           586         8,763          294         9,643
Impairment losses recognized ...       (22,138)           --           --       (22,138)
                                      --------       -------      -------      --------
December 31, 2002 ..............        13,990        19,091        7,616        40,697
Acquired during the period .....           786         2,393        4,953         8,132
                                      --------       -------      -------      --------
December 31, 2003 ..............      $ 14,776       $21,484      $12,569      $ 48,829
                                      ========       =======      =======      ========

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

      The Company tests goodwill for impairment in the fourth quarter after the annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2002 and determined that there was a further impairment of goodwill during 2002 of $50.7 million, which was recorded as a charge to income during the year. This charge was comprised of $45.9 million which relates to the goodwill attributable to reporting units acquired in the LaserVision acquisition and $4.8 million relating to goodwill attributable to reporting units acquired in prior years. During the transitional period 2002, the Company recorded a goodwill impairment charge of $22.1 million in the refractive segment. The charge includes $21.8 million related to the goodwill attributable to the reporting unit acquired in the LaserVison acquisition and $0.3 million attributable to reporting units acquired in prior years.

      During the fourth quarter of fiscal 2003, the Company again performed its annual impairment test. Based on the trend of stabilizing procedure volumes and increased pricing related to the introduction of Custom LASIK in the refractive segment, the earning forecast for the next five years was significantly improved from the prior year period. After estimating the fair value of each reporting unit using the present value of expected future cash flows, the Company determined that no goodwill impairment charges should be recorded during the year ended December 31, 2003.

      A reconciliation of net income as if SFAS No. 142 had been adopted at the beginning of the fiscal year is presented below for the year ended May 31, 2001.

             Reported net loss ..................      $  (37,773)
             Add back goodwill amortization .....           3,784
                                                       ----------
             Adjusted net loss ..................      $  (33,989)
                                                       ==========
             Basic and diluted  loss per share:
             Reported net loss ..................      $    (1.00)
             Add back goodwill amortization .....            0.10
                                                       ----------
             Adjusted net loss ..................      $    (0.90)
                                                       ==========

9. OTHER INTANGIBLE ASSETS

      The Company's other intangible assets consist of practice management agreements (PMAs), deferred contract rights and other intangibles. The Company has no indefinite-lived intangible assets. Amortization expense was $6.7 million, $3.8 million, $10.3 million and $8.8 million for the year ended December 31, 2003, the seven-month period ended December 31, 2002, the year ended May 31, 2002, and the year ended May 31, 2001, respectively.

      The remaining weighted average amortization period for PMAs is 6.5 years, for deferred contract rights is 8.4 years, and for other intangibles is 13.3 years as of December 31, 2003.

      Intangible assets subject to amortization consist of the following at December 31,

                                                               2003                             2002
                                                   -----------------------------    -----------------------------
                                                   GROSS CARRYING   ACCUMULATED     GROSS CARRYING   ACCUMULATED
                                                       AMOUNT       AMORTIZATION        AMOUNT       AMORTIZATION
                                                   --------------   ------------    --------------   ------------
           Practice management agreements ..          $43,644          $31,381         $43,407          $27,151
           Deferred contract rights ........           13,861            3,753          13,983            1,487
           Other ...........................              670               82             600               26
                                                      -------          -------         -------          -------
           Total ...........................          $58,175          $35,216         $57,990          $28,664
                                                      =======          =======         =======          =======

      The estimated amortization expense for the next five years as of December 31, 2003 is as follows:

                 2004........................   $  5,300
                 2005........................      3,600
                 2006........................      2,900
                 2007........................      2,900
                 2008........................      2,300

      Intangible assets arising from PMAs were reviewed for impairment in fiscal 2002 because impairment indicators were present. The refractive industry had experienced reduced procedure volumes over the previous two years as a result of increased competition, customer confusion and a weakening in the North American economy. This reduction in procedures had occurred at practices the Company had purchased, and as a result, revenues were lower than anticipated when initial purchase prices and resulting intangible values were determined. The result of an initial review indicated that on an undiscounted basis, all of the refractive PMA' were impaired, and a further fair value analysis based on the present value of estimated future cash flows was completed to determine the extent of the impairment. This further review resulted in an impairment charge of $31.0 million, which was included in the operating loss for the year ended May 31, 2002.

10. FIXED ASSETS

      Fixed assets, including capital leased assets, consist of the following:

                                                        DECEMBER 31,
                                                    2003          2002
                                                  --------      --------
       Land and buildings ..................      $ 11,643      $  9,589
       Computer equipment and software .....        13,806        14,112
       Furniture, fixtures and equipment ...        10,356         9,321
       Laser equipment .....................        38,046        40,132
       Leasehold improvements ..............        20,050        20,873
       Medical equipment ...................        31,814        22,746
       Vehicles and other ..................         8,633         6,565
                                                  --------      --------
                                                   134,348       123,338
       Less accumulated depreciation .......        77,457        65,335
                                                  --------      --------
       Net book value ......................      $ 56,891      $ 58,003
                                                  ========      ========

      Certain fixed assets are pledged as collateral for certain long-term debt and capital lease obligations.

      During fiscal 2002, the Company determined that events and circumstances indicated that the carrying value of certain of the Company's lasers may not be recoverable. As a result, the Company evaluated the assets and concluded they were impaired. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Assets to Be Disposed Of," the Company recorded an impairment charge of $2.6 million within the refractive segment, to write the assets down to their fair value.

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

11. LONG-TERM DEBT

Long-term debt consists of:

                                                                                     DECEMBER 31,
                                                                                   2003         2002
                                                                                 -------      -------
Interest at 3.11%, due through June 2004, payable to vendor ...............      $ 2,781      $ 4,095
Interest imputed at 9%, due in four payments from March 2002 through 2005,
 payable to affiliated doctor relating to practice acquisition ............        4,398        6,328
Interest imputed at 6.25%, due through October 2016, collateralized by
 building (C$7.7 million at December 31, 2003) ............................        5,979        5,201
Interest ranging from prime to 12%, collateralized by equipment, paid off
  in 2003 .................................................................           --        2,441
Interest imputed at 8%, due through December 2006, payable to vendors .....        5,743          492
Line of credit, interest at LIBOR plus 3% (4.14% at December 31, 2003),
  due in November 2008, secured by certain current assets and investments .        2,000           --
Interest at variable rate not to exceed 1.25% over bank base rate (4% at
 December 31, 2003), due through January 2006, collateralized by equipment         2,346           --
Interest at 3.75% to 5.75%, due through 2009, collateralized by real estate
 and equipment ............................................................        2,817           --
Capital lease obligations, payable through 2008, interest ranging from 7%
 to 8.5% ..................................................................        3,251        3,525
Other .....................................................................          212           --
                                                                                 -------      -------
                                                                                  29,527       22,082
Less current portion ......................................................       10,285        6,322
                                                                                 -------      -------
                                                                                 $19,242      $15,760
                                                                                 =======      =======

      Principal maturities for each of the next five years and thereafter as of December 31, 2003 are as follows:

                        2004.................   $   10,285
                        2005................         8,348
                        2006................         2,322
                        2007................           816
                        2008................         2,477
                        Thereafter..........         5,279
                                                ----------


                      Total...............    $   29,527
                                                ==========


      In November 2003, the Company obtained a $15 million line of credit for five years from GE Healthcare Financial Services (the "Agreement") for a $0.1 million commitment fee and $0.2 million in related legal and out-of-pocket expenses. This loan is secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and Aspen Healthcare and a general lien on most other U.S. assets. As of December 31, 2003, the Company had drawn $2 million from the Agreement and had an available unused line of $13 million.

      The Agreement includes a subjective acceleration clause and a requirement to maintain a "springing" lock-box, whereby remittances from the Company's customers are forwarded to the Company's bank account and do not reduce the outstanding debt until and unless the lender exercises the subjective acceleration clause. Consequently, outstanding borrowings have been classified as long-term.

     The Company must maintain (1) consolidated cash of $12.5 million or more,
(2) a maximum total debt/EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) ratio no more than 1.5, (3) a fixed charge coverage ratio (including option proceeds and excluding most non-cash charges) of at least 1.1 and (4) obtain GE's approval for certain ineligible acquisitions and unfunded capital additions above $2 million per year.

      Payments for capital lease obligations for each of the next five years as of December 31, 2003 are as follows:

                        2004....................  $   1,709
                        2005....................      1,272
                        2006....................        465
                        2007....................         14
                        2008....................          8
                        Thereafter..............         --
                                                  ---------
                        Total...................      3,468
                        Less interest portion...        217
                                                  ---------
                                                  $   3,251
                                                  =========

12. OTHER INCOME AND EXPENSE

      During the year ended December 31, 2003, the Company recorded $0.7 million of other income related to the gain on sale of certain equipment and additional proceeds from the settlement of an antitrust lawsuit in 2002.

      Other income and expense for the seven months ended December 31, 2002 included $6.8 million of income from the settlement of an antitrust lawsuit. In August 2002, LaserVision received $8.0 million in cash from the settlement, and TLC Vision received $7.1 million in cash from the settlement. The cash received for the LaserVision portion reduced the receivable recorded in the purchase price allocation. The cash received for the TLC Vision portion was recorded as a gain of $6.8 million (net of $0.3 million for its obligations to be paid to the minority interests).

      During the transitional period, the Company recorded $0.9 million of income from the termination of the Surgicare Inc. ("Surgicare") agreement to purchase Aspen Healthcare ("Aspen") from the Company. On May 16, 2002, the Company agreed to sell the capital stock of its Aspen subsidiary to SurgiCare for a purchase price of $5.0 million in cash and warrants for 103,957 shares of common stock of SurgiCare with an exercise price of $2.24 per share. On June 14, 2002, the purchase agreement for the transaction was amended due to the failure of Surgicare to meet its obligations under the agreement. The amendment established a new closing date of September 14, 2002 and required SurgiCare to issue 38,000 shares of SurgiCare common stock and to pay $760,000 to the Company, prior to closing, all of which was non refundable. SurgiCare failed to perform under the purchase agreement, and as a result, the purchase agreement was terminated and the Company recorded the gain in other income and expense for the period.

      During the transitional period 2002, the Company disposed of six excess lasers, resulting in a loss of $1.0 million, which is included in other income and expense.

13. STOCKHOLDERS' EQUITY AND OPTIONS

Option and Warrants

      In January 2000, the Company issued 100,000 warrants with an exercise price of $13.063 per share to an employee benefits company as consideration. These warrants are not transferable and expire in December 2004. Using the Black-Scholes option-pricing model (assumptions - five year life, volatility of ..35, risk-free rate of return 6.35%, no dividends), a $0.5 million fair value was assigned to these warrants, which was amortized over the vesting period.

      The 8,019,000 options issued in connection with the LaserVision merger had a fair value of $11.0 million using the Black-Scholes option pricing model (assumptions - 2 years to 5 years estimated lives, volatility of .74, risk-free rates of returns 3.34% to 3.72%, no dividends, market price of $4.1725 on the date the merger was announced in August 2001, exercise prices ranging from $1.713 to $8.688 per share). The 8,019,000 total consists of 7,519,000 converted Laser Vision options and 500,000 new Company options.

      Options Outstanding

      As of December 31, 2003, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date include options that vest immediately, options that vest in equal amounts annually over the first two years or four years of the option term and options that vest entirely on the first anniversary of the grant date.

      As of December 31, 2003, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

                                     OUTSTANDING                                  EXERCISABLE
           -------------------------------------------------------------      ---------------------
                                                  WEIGHTED      WEIGHTED                   WEIGHTED
                                                   AVERAGE       AVERAGE                    AVERAGE
               PRICE RANGE          NUMBER OF    CONTRACTUAL    EXERCISE      NUMBER OF    EXERCISE
                 (CDN $)             OPTIONS        LIFE          PRICE        OPTIONS       PRICE
           ----------------         ---------    -----------    --------      ---------    --------
           $ 1.43 -  $ 3.87          339,375      3.5 years      C$ 2.91        45,688      C$ 3.85
           $ 4.04 -  $ 6.88          191,301      2.9 years         4.35        77,160         4.20
           $ 7.25 -  $10.50           56,325      4.5 years         7.94         6,213         7.70
           $10.87 -  $19.73           63,129      0.9 years        14.09        62,373        13.99
           $20.75 -  $64.79            1,306      0.9 years        27.52         1,306        27.52
                                     -------                     -------       -------      -------
                                     651,436      3.1 years      C$ 4.90       192,740      C$ 7.56
                                     =======                     =======       =======      =======

      As of December 31, 2003, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

                                      OUTSTANDING                                     EXERCISABLE
           ------------------------------------------------------------------  ------------------------
                                                  WEIGHTED         WEIGHTED                  WEIGHTED
                                                  AVERAGE          AVERAGE                   AVERAGE
              PRICE RANGE           NUMBER OF   CONTRACTUAL        EXERCISE     NUMBER OF    EXERCISE
                (U.S.$)              OPTIONS        LIFE            PRICE        OPTIONS       PRICE
           ----------------        ----------   -----------       -----------  ------------  ---------
           $ 0.90 -  $ 2.81         1,956,240     3.7 years         $   1.68       888,580    $   2.06
           $ 3.02 -  $ 3.86         1,280,364     6.2 years             3.18     1,273,302        3.18
           $ 4.25 -  $ 4.94           777,849     3.5 years             4.80       763,849        4.80
           $ 5.00 -  $ 7.81           854,824     2.9 years             5.83       376,272        5.47
           $ 8.50 -  $ 8.69         2,009,150     0.6 years             8.69     2,009,150        8.69
           $10.06 -  $19.50            13,662     1.0 years            17.57        13,362       17.66
                                    ---------                        -------     ---------      ------
                                    6,892,089     3.1 years          $  4.90     5,324,515      $ 5.50
                                    =========                        =======     =========      ======

      A total of 12,000 options have been authorized for issuance in the future but was not granted as of December 31, 2003. A summary of option activity during the last three fiscal years and the transitional period follows:

                                                             WEIGHTED       WEIGHTED
                                                              AVERAGE        AVERAGE
                                                OPTIONS   EXERCISE PRICE  EXERCISE PRICE
                                                (000'S)      PER SHARE      PER SHARE
                                               ---------  --------------  --------------
       May 31, 2000.........................     3,057       Cdn$13.95       US$9.49
          Granted...........................     1,338            5.63          3.74
          Exercised.........................       (40)           4.73          3.24
          Forfeited.........................    (1,502)           9.48          6.51
                                                ------       ---------       -------
       May 31, 2001.........................     2,853       Cdn$12.65       US$8.46
          Granted...........................     1,221            4.45          2.81
          Exercised.........................       (10)           4.06          2.67
          Forfeited.........................      (610)          10.52          7.06
          Granted, LaserVision merger.......     7,519            7.79          5.08
                                                ------       ---------       -------
       May 31, 2002.........................    10,973        Cdn$8.50       US$5.59
          Granted...........................        11            2.17          1.42
          Exercised.........................        (5)           2.47          1.61
          Surrendered.......................      (618)          27.05         17.68
          Reissued..........................       610           13.69          8.69
          Forfeited.........................      (824)           9.66          6.95
          Expired...........................    (1,467)           6.12          4.00
                                                ------       ---------       -------
       December 31, 2002....................     8,680        Cdn$7.80       US$5.10

                                                             WEIGHTED       WEIGHTED
                                                              AVERAGE        AVERAGE
                                                OPTIONS   EXERCISE PRICE  EXERCISE PRICE
                                                (000'S)      PER SHARE      PER SHARE
                                               ---------  --------------  --------------
           Granted..........................     1,721            3.30          2.82
           Exercised........................    (2,102)           4.38          4.11
           Forfeited........................      (313)           4.79          4.32
           Expired..........................      (443)          15.07          7.29
                                                -------      ---------       -------
       December 31, 2003....................     7,543        Cdn$4.90       US$4.90
                                                ======       =========       =======
       Exercisable at December 31, 2003.....     5,517        Cdn$7.56       US$5.50
                                                ======       =========       =======

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

      Pursuant to a plan approved by the Company's stockholders in April 2002, most employees and officers with options at exercise prices greater than $8.688 elected to exchange them for options with an exercise price of $8.688 (Cdn$13.69). A total of 618,000 shares with an average exercise price of $17.68 (Cdn$27.05) were exchanged for 610,000 shares with exercise prices of $8.688 (Cdn$13.69). For every option with an exercise price of at least $40, the holder surrendered 75% of the shares subject to such option; for every option with an exercise price of at least $30 but less than $40, the holder surrendered 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder surrendered 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder did not surrender any of the shares subject to such option. These repriced options will be subject to variable option accounting, and compensation expense will be necessary whenever these options are outstanding and the market price of the Company's stock is $8.688 (Cdn $13.69) or higher. As of December 31, 2003, 122,000 U.S. options and 46,000 Canadian options were subject to variable options accounting.

      Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been included in Note 2 to the financial statements. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.35% for 2003, 2.5% for the transitional period 2002, 4.25% for fiscal 2002 and 6.5% for fiscal 2001; no dividends; volatility factors of the expected market price of the Company's common shares of 0.75 for 2003, 0.70 for the transitional period, 0.88 for fiscal 2002 and 0.83 for fiscal 2001; and a weighted average expected option life of 2.5 years for 2003 and the transitional period, and 4.0 years for fiscal 2002 and fiscal 2001. The estimated value of the options issued in connection with the LaserVision acquisition was recorded as part of the cost of the acquisition. The fair market value of the options granted during 2003 was $2.2 million (transitional period ended December 31, 2002 - $12,000 fiscal 2002 - $1.3 million; fiscal 2001 - $3.1 million). The Black-Scholes option-pricing model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable.

      Because the Company's employee stock options have characteristics significantly different from those of traded options (deferred/partial vesting and no trading during four "black-out" periods each year) and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the previous pro forma adjustments for SFAS No. 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

14. INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 DECEMBER 31,
                                             2003            2002
                                           ---------       ---------
Deferred tax asset:
     Net operating loss carryforwards      $  81,670       $  66,370
     Fixed assets ...................            362           3,693
     Intangibles ....................         10,357          17,418
     Investments ....................         11,330          12,343
     Accruals and other reserves ....          6,718          15,859
     163J Adjustment ................         12,676          10,222
     Other ..........................          1,854              --
                                           ---------       ---------

Total ...............................        124,967         125,905
     Valuation allowance ............       (122,831)       (120,902)
                                           ---------       ---------
                                           $   2,136       $   5,003
                                           =========       =========
Deferred tax liabilities:
     Practice management agreements .      $   1,349       $   1,495
     Intangibles ....................            787           2,825
     Fixed assets ...................             --             683
                                           ---------       ---------
                                           $   2,136       $   5,003
                                           =========       =========

      As of December 31, 2003, the Company has net operating losses available for carryforward for income tax purposes of approximately $214.2 million, which are available to reduce taxable income in future years.

      The Canadian losses can only be utilized by the source company, whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $36.1 million expire between 2004 and 2010.

      The United States losses of $171.2 million expire between 2011 and 2023. The United States losses include amounts of $88.0 million, relating to the acquisitions of 20/20, Beacon Eye and LaserVision. The availability and timing of utilization of these losses are restricted.

      The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to loss before income taxes and minority interest were as follows:

                                                                                       SEVEN-MONTH
                                                                          YEAR ENDED   PERIOD ENDED
                                                                         DECEMBER 31,  DECEMBER 31,       YEAR ENDED MAY 31,
                                                                            2003           2002           2002           2001
                                                                         ------------  -------------    --------       --------
Income tax recovery at the Canadian statutory rate of 35.1%
  (Transitional 2002 - 39.4%, 2001 - 43.2%) ........................      $ (3,121)      $(16,731)      $(46,963)      $(15,529)
Current year's losses not utilized .................................         1,929          5,824         10,025          8,474
Expenses not deductible for income tax purposes ....................           150         10,907         37,733          7,764
Change in Canadian tax rates .......................................         1,042             --             --             --
Corporate minimum tax, state tax and foreign tax ...................           508            851          1,221          1,255
Other ..............................................................            --             --           (232)           275
                                                                          --------       --------       --------       --------
                                                                          $    508       $    851       $  1,784       $  2,239
                                                                          ========       ========       ========       ========

The provision for income taxes is as follows:

                                                        SEVEN-MONTH
                                         YEAR ENDED     PERIOD ENDED        YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,          MAY 31,
                                            2003             2002         2002       2001
                                          -------          -------      --------    ------
        Current:
            Canada.................        $   85          $    67      $    112    $   111
            United States - federal            58              325           924        929
            United States - state..           175              135           280        645
            Other..................           190              324           468        554
                                           ------          -------      --------    -------
                                           $  508          $   851      $  1,784    $ 2,239
                                           ======          =======      ========    =======

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

      As of December 31, 2003, the Company has commitments relating to non cancellable operating leases for rental of office space and equipment, which require future minimum payments aggregating approximately $24.9 million. Future minimum payments over the next five years and thereafter are as follows:

                           2004................   $  8,570
                           2005................      6,589

                           2006................      4,639
                           2007................      2,462
                           2008................      1,339
                           Thereafter..........      1,270
                                                  --------
                                                  $ 24,869
                                                  ========

      As of December 31, 2003, the Company had commitments related to a long-term marketing contract which requires payments totaling $1.8 million in 2004 and $2.0 million in 2005.

      As of December 31, 2003, the Company had a commitment with a major laser manufacturer ending November 30, 2004 for the use of that manufacturer's lasers which require future minimum lease payments aggregating $2.0 million.

      As of December 31, 2003, the Company had a commitment to fund research and development efforts with Vascular Sciences which requires payments totaling
$2.1 million in 2004, $2.1 million in 2005 and $0.5 million in 2006.

Guarantees

      One of the Company's subsidiaries, together with other investors, has jointly and severally guaranteed the obligations of an equity investee. Total liabilities of the equity investee under guarantee are approximately $2.0 million at December 31, 2003.

Legal Contingencies

      In March 2003, the Company and its subsidiary OR Providers, Inc. were served with subpoenas issued by the U.S. Attorney's Office in Cleveland, Ohio. The subpoenas appear to relate to business practices of OR Providers prior to its acquisition by LaserVision in December 2001. OR Providers is a provider of mobile cataract services in the eastern part of the U.S. The Company is aware that other entities and individuals have also been served with similar subpoenas. The Company cooperated fully to comply with the subpoenas. Pursuant to the purchase agreement for the Company's purchase of OR Providers, the selling shareholders of OR Providers agreed to indemnify the Company with respect to the liability and accordingly the Company does not believe this matter will have a material adverse effect on the Company.

      The Company is subject to various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. While the ultimate results of such matters cannot be predicted with certainty, the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Regulatory Tax Contingencies

      TLC Vision operates in 48 states and two Canadian provinces and is subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on its operations, payroll, assets and services. TLC Vision endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors who assist in the process. Many states and other taxing authorities are experiencing financial difficulties and have been interpreting laws and regulations more aggressively to the detriment of taxpayers such as TLC Vision and its customers. TLC Vision believes that it has adequate provisions and accruals in its financial statements for tax liabilities, although it cannot predict the outcome of future tax assessments.

      Tax authorities in three states have contacted TLC Vision and issued proposed sales tax adjustments in the aggregate amount of approximately $1.2 million for various periods through 2003 on the basis that certain of TLC Vision's laser access arrangements constitute a taxable lease or rental rather than an exempt service. TLC Vision's discussions with these three states are ongoing. TLC Vision has resolved its sales tax liabilities in 15 other states. If it is determined that any sales tax is owed, TLC Vision believes that, under applicable laws and TLC Vision's contracts with its eye surgeon customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLC Vision's services. However, TLC Vision may be unable to collect any such amounts from its customers and in such event would remain responsible for payment. TLC Vision cannot yet predict the outcome of these outstanding assessments or any other assessments or similar actions which may be undertaken by other state tax authorities. TLC Vision has evaluated and implemented a comprehensive sales tax reporting system. TLC Vision believes that it has adequate provisions in its financial statements with respect to these matters.

Employment Contingencies

      As of December 31, 2003, the Company had employment contracts with officers of TLC Vision or its subsidiaries to provide for base salaries, the potential to pay certain bonuses, medical benefits and severance payments. Eight officers have agreements providing for severance payments ranging from 12 to 24 months of base or total compensation under certain circumstances. Two officers have agreements providing for severance payments equal to 36 months of total compensation and future medical benefits (totaling approximately $2.3 million) at their option until November 2004 and 24-month agreements thereafter.

16. SEGMENT INFORMATION

      The Company has two reportable segments: refractive and cataract. The refractive segment provides the majority of the Company's revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers, Company-managed laser centers and the fixed and mobile access business of LaserVision. The cataract segment provides surgery specifically for the treatment of cataracts. The Company acquired the cataract segment in the LaserVision acquisition; therefore, no amounts are shown for that segment in periods prior to June 1, 2002. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care, network marketing and management and professional healthcare facility management. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

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

      Doctors' compensation as presented in the segment information of the financial statements represent the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. In such cases, the costs associated with arranging for these professionals to furnish professional services are reported as a cost of the professional corporation and not of the Company.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company's business units were acquired or developed as a unit, and management at the time of acquisition was retained.

The Company's business segments were as follows:

                YEAR ENDED DECEMBER 31, 2003              REFRACTIVE        CATARACT         OTHER           TOTAL
  ---------------------------------------------------     -----------      ---------       ---------       ---------
  Revenues ..........................................      $ 146,192       $  24,812       $  24,676       $ 195,680
  Expenses:
  Doctor compensation ...............................         10,475              --             159          10,634
  Operating .........................................        125,270          20,623          16,652         162,545
  Depreciation expense ..............................         12,936           2,368             604          15,908
  Amortization of intangibles .......................          5,858             397             430           6,685
  Research and development ..........................             --              --           1,598           1,598
  Adjustment to the fair value of investments .......           (206)             --              --            (206)
  Restructuring and other charges ...................          2,040              --              --           2,040
                                                           ---------       ---------       ---------       ---------
                                                             156,373          23,388          19,443         199,204
                                                           ---------       ---------       ---------       ---------
  Income (loss) from operations .....................        (10,181)          1,424           5,233          (3,524)
  Other income and (expense) net ....................            639             108             (78)            669
  Interest expense, net and other ...................           (304)           (169)           (891)         (1,364)
  Minority interests ................................         (1,709)             --          (2,963)         (4,672)
  Income taxes ......................................            151              18            (677)           (508)
                                                           ---------       ---------       ---------       ---------
  Net income (loss) .................................      $ (11,404)      $   1,381       $     624       $  (9,399)
                                                           =========       =========       =========       =========
  Total assets ......................................      $ 140,796       $  13,972       $  35,980       $ 190,748
                                                           =========       =========       =========       =========
  Purchase of long-lived assets .....................      $     707       $   2,587       $   5,024       $   8,318
                                                           =========       =========       =========       =========

         SEVEN MONTH PERIOD ENDED DECEMBER 31, 2002        REFRACTIVE       CATARACT         OTHER           TOTAL
  ---------------------------------------------------      ----------      ---------       ---------       ---------
  Revenues ..........................................      $  76,199       $  12,944       $  11,011       $ 100,154
  Expenses:
  Doctor compensation ...............................          6,523              --              --           6,523
  Operating .........................................         78,869          10,040           6,223          95,132
  Research and development ..........................          1,000              --           3,000           4,000
  Depreciation expense ..............................          8,361           1,172             525          10,058
  Amortization of intangibles .......................          3,592             482              --           4,074
  Impairment of intangibles .........................         22,138              --              --          22,138
  Write-down in the fair value of investments .......          2,095              --              --           2,095
  Restructuring and other charges ...................          4,227              --              --           4,227
                                                           ---------       ---------       ---------       ---------
                                                             126,805          11,694           9,748         148,247
                                                           ---------       ---------       ---------       ---------
  Income (loss) from operations .....................        (50,606)          1,250           1,263         (48,093)
  Other income and (expense) net ....................          6,996              --              --           6,996
  Interest expense, net and other ...................            136             (73)           (306)           (243)
  Minority interests ................................           (238)             --            (914)         (1,152)
  Income taxes ......................................         (1,041)             (1)            191            (851)
                                                           ---------       ---------       ---------       ---------
  Net income (loss) .................................      $ (44,753)      $   1,176       $     234       $ (43,343)
                                                           =========       =========       =========       =========
  Total assets ......................................      $ 161,855       $  13,323       $  20,878       $ 196,056
                                                           =========       =========       =========       =========
  Purchase of long-lived assets .....................      $   3,652       $   1,390       $   9,492       $  14,534
                                                           =========       =========       =========       =========

              YEAR ENDED MAY 31, 2002                 REFRACTIVE         OTHER            TOTAL
------------------------------------------------      ----------       ----------       ----------
Revenues .......................................      $  115,908       $   18,843       $  134,751
Expenses:
Doctor compensation ............................          10,225               --           10,225
Operating ......................................         111,708           15,856          127,564
Depreciation expense ...........................          10,143              860           11,003
Amortization of intangibles ....................           9,897              452           10,349
Impairment of intangibles including transitional          84,879           12,015           96,894
Write-down in the fair value of investments ....          24,066            2,016           26,082
Reduction in the carrying value of fixed assets            2,553               --            2,553
Restructuring and other charges ................           8,750               --            8,750
                                                      ----------       ----------       ----------
                                                         262,221           31,199          293,420
                                                      ----------       ----------       ----------
Loss from operations ...........................        (146,313)         (12,356)        (158,669)
Interest expense, net and other ................            (735)             (26)            (761)
Minority interests .............................            (225)            (410)            (635)
Income taxes ...................................            (745)          (1,039)          (1,784)
                                                      ----------       ----------       ----------
Net loss .......................................      $ (148,018)      $  (13,831)      $ (161,849)
                                                      ==========       ==========       ==========
Total assets ...................................      $  223,472       $   22,043       $  245,515
                                                      ==========       ==========       ==========
Purchase of long-lived assets ..................      $    2,707       $      620       $    3,327
                                                      ==========       ==========       ==========

              YEAR ENDED MAY 31, 2001                 REFRACTIVE         OTHER            TOTAL
------------------------------------------------      ----------       ----------       ----------
Revenues .......................................      $  161,219       $   12,787       $  174,006
Expenses:
Doctor compensation ............................          15,538               --           15,538
Operating ......................................         134,324           15,168          149,492
Depreciation expense ...........................          13,675            1,375           15,050
Amortization of intangibles ....................          10,703            1,840           12,543
Restructuring and other charges ................           6,433           12,642           19,075
                                                      ----------       ----------       ----------
                                                         180,673           31,025          211,698
                                                      ----------       ----------       ----------
Loss from operations ...........................         (19,454)         (18,238)         (37,692)
Interest income, net and other .................           2,385              158            2,543
Minority interests .............................            (370)             (15)            (385)
Income taxes ...................................          (1,779)            (460)          (2,239)
                                                      ----------       ----------       ----------
Net loss .......................................      $  (19,218)      $  (18,555)      $  (37,773)
                                                      ==========       ==========       ==========
Total assets ...................................      $  216,494       $   21,944       $  238,438
                                                      ==========       ==========       ==========
Purchase of long lived assets ..................      $   36,296       $      140       $   36,436
                                                      ==========       ==========       ==========

The Company's geographic segments are as follows:

           YEAR  ENDED DECEMBER 31, 2003                CANADA      UNITED STATES      TOTAL
-------------------------------------------------      ---------    --------------   ---------
Revenues ........................................      $  10,109      $ 185,571      $ 195,680
Doctor compensation .............................          1,660          8,974         10,634
                                                       ---------      ---------      ---------
Net revenue after doctor compensation ...........      $   8,449      $ 176,597      $ 185,046
                                                       =========      =========      =========
Total fixed assets and intangibles ..............      $  10,765      $ 117,914      $ 128,679
                                                       =========      =========      =========

    SEVEN MONTH PERIOD ENDED DECEMBER 31, 2002
-------------------------------------------------
Revenues ........................................      $   5,588      $  94,566      $ 100,154
Doctor compensation .............................          1,424          5,099          6,523
                                                       ---------      ---------      ---------
Net revenue after doctor compensation ...........      $   4,164      $  89,467      $  93,631
                                                       =========      =========      =========
Total fixed assets and intangibles ..............      $  11,258      $ 116,768      $ 128,026
                                                       =========      =========      =========

          YEAR ENDED MAY 31, 2002
-------------------------------------------------
Revenues ........................................      $  13,208      $ 121,543      $ 134,751
Doctor compensation .............................          1,260          8,965         10,225
                                                       ---------      ---------      ---------
Net revenue after doctor compensation ...........      $  11,948      $ 112,578      $ 124,526
                                                       =========      =========      =========
Total fixed assets and intangibles ..............      $  12,156      $ 141,682      $ 153,838
                                                       =========      =========      =========

          YEAR ENDED MAY 31, 2001
-------------------------------------------------
Revenues ........................................      $  18,114      $ 155,892      $ 174,006
Doctor compensation .............................          1,698         13,840         15,538
                                                       ---------      ---------      ---------
Net revenue after doctor compensation ...........      $  16,416      $ 142,052      $ 158,468
                                                       =========      =========      =========
Total fixed assets and intangibles ..............      $  22,039      $ 123,108      $ 145,147
                                                       =========      =========      =========

17. FINANCIAL INSTRUMENTS

      The carrying values of cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments.

      The Company's short-term investments are recorded at cost, which approximates fair market value. As of December 31, 2003, the Company's short-term investment portfolio consisted of bank certificates of deposit that have remaining terms to maturity not exceeding 12 months.

      Given the large number of individual long-term debt instruments and capital lease obligations held by the Company, it is not practicable to determine fair value.

18. RESTRUCTURING AND OTHER CHARGES

      The following table details restructuring charges recorded during the year ended December 31, 2003:

                                                                                     ACCRUAL BALANCE
                                                                                           AS OF
                                     RESTRUCTURING       CASH           NON CASH       DECEMBER 31,
                                        CHARGES        PAYMENTS        REDUCTIONS          2003
                                     -------------     --------        ----------    ---------------
Severance .....................        $    360        $   (194)        $     --         $    166
Lease commitments, net of
  sub lease income ............             864            (256)              --              608
Prepaid expense and
  investment charges ..........             507            (200)            (307)              --
Laser commitments .............             180            (180)              --               --
 Write-down of fixed assets ...             370              --             (370)              --
                                       --------        --------         --------         --------
Total restructuring charges ...        $  2,281        $   (830)        $   (677)        $    774
                                       ========        ========         ========         ========

      The Company recorded $2.0 million of net restructuring charges during the year ended December 31, 2003 related to the closure of six centers and the elimination of 29 full-time positions at those centers. The net charge consists of $2.3 million primarily relating to the center closings offset by the reversal into income of $0.3 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2003. All restructuring costs will be financed through the Company's cash and cash equivalents. A total of $0.7 million of this provision related to non cash costs associated with writing off fixed assets, prepaid expenses and investments.

The lease costs will be paid out over the remaining term of the leases. The majority of all other costs were paid as of December 31, 2003.

The following table details restructuring and other charges incurred for the transitional period ended December 31, 2002:

                                                                            ACCRUAL                                      ACCRUAL
                                                               NON-CASH     BALANCE                      NON-CASH        BALANCE
                                                              REDUCTIONS       AT                       REDUCTIONS          AT
                                 RESTRUCTURING     CASH           AND      DECEMBER 31,     CASH            AND        DECEMBER 31,
                                    CHARGES      PAYMENTS    ADJUSTMENTS      2002         PAYMENTS    ADJUSTMENTS         2003
                                 -------------  ----------   -----------  -------------   ----------   -----------    --------------
Severance ...................       $ 1,120      $  (466)       $    --      $   654       $  (581)       $   (73)       $    --
Lease commitments, net of
  sublease income ...........           978           --             --          978          (420)          (221)           337
Write-down of fixed assets ..         2,266           --         (2,266)          --            --             --             --
Sale of center to third party           342           --             --          342            (7)          (335)            --
                                    -------      -------        -------      -------       -------        -------        -------
Total restructuring charges .       $ 4,706      $  (466)       $(2,266)     $ 1,974       $(1,008)       $  (629)       $   337
                                    =======      =======        =======      =======       =======        =======        =======

      During the transitional period 2002, the Company recorded a $4.7 million restructuring charge for the closure of 13 centers and the elimination of 36 full-time equivalent positions primarily at the Company's Toronto headquarters.

      The total net restructuring charge for the transitional period 2002 is $4.2 million, which consists of the $4.7 million offset by the reversal into income of $0.5 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2002. All restructuring costs will be financed through the Company's cash and cash equivalents. A total of $2.3 million of this provision related to non cash costs of writing down fixed assets. All costs have been paid out as of December 31, 2003, except lease costs which will be paid out over the remaining term of the leases.

The following table details restructuring and other charges incurred for the year ended May 31, 2002:

                                                                               ACCRUAL                                   ACCRUAL
                                                                NON-CASH       BALANCE                   NON-CASH        BALANCE
                                                               REDUCTIONS         AT                     REDUCTIONS         AT
                                 RESTRUCTURING     CASH           AND        DECEMBER 31,     CASH          AND        DECEMBER 31,
                                    CHARGES      PAYMENTS     ADJUSTMENTS        2002       PAYMENTS    ADJUSTMENTS        2003
                                 -------------   --------     -----------    ------------   --------    -----------    ------------
Severance ...................       $ 2,907      $(2,454)       $  (434)       $    19       $   (19)     $    --        $    --
Lease commitments, net of
  sublease income ...........         2,765         (897)            85          1,953          (929)         (35)           989
Termination costs of doctors
  contracts .................           146         (146)            --             --            --           --             --
Laser commitments ...........           652           --           (352)           300          (300)          --             --
Write-down of fixed assets ..         2,280           --         (2,280)            --            --           --             --
                                    -------      -------        -------        -------       -------      -------        -------
Total restructuring and other
  charges ...................       $ 8,750      $(3,497)       $(2,981)       $ 2,272       $(1,248)     $   (35)       $   989
                                    =======      =======        =======        =======       =======      =======        =======

      During fiscal 2002, the Company implemented a restructuring program to reduce employee costs in line with current revenue levels, close certain underperforming centers and eliminate duplicate functions caused by the merger with LaserVision. This program eliminated 110 full-time equivalent positions and closed 10 centers, resulting in a total cost of $8.8 million. The lease costs will be paid out over the remaining term of the leases.

      In the year ended May 31, 2001, the Company recorded a restructuring and other charge of $19.1 million. These charges consisted of cash payments of $4.7 million primarily for severance, lease costs, consulting services and closure costs and $14.4 million in non cash costs. Non cash costs were primarily for write-off of goodwill, fixed assets and current assets resulting from the decision to exit from its e-commerce enterprise, eyeVantage.com, Inc., the accrual for an arbitration award and provision for portfolio investments.

19. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash transactions:

                                                                            SEVEN-MONTH
                                                              YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 31,       YEAR ENDED MAY 31,
                                                                  2003           2002           2002           2001
                                                              ------------  -------------     --------       --------
Debt relating to equipment purchases ....................       $  6,416       $    495       $     --       $     --
Capital lease obligations relating to equipment purchases          2,077            901             --             --
Option and warrant reduction ............................          2,892            720             --             --
Retirement of treasury stock ............................          2,432             --             --             --
Treasury stock arising from acquisition .................             --             --          2,432             --
Treasury stock to employee benefit plan .................            191             --             --             --
Issue of options/stock as remuneration ..................             --             --            222             35
Capital stock issued for acquisitions ...................             96             --        111,058          6,059
Issue of options arising from acquisition ...............             --             --         11,001             --
Accrued purchase obligations ............................             --             --             --          3,899
Long-term debt cancellation .............................             --             --             --            450

Cash paid for the following:

                                                       SEVEN-MONTH
                                    YEAR ENDED         PERIOD ENDED         YEAR ENDED
                                   DECEMBER 31,        DECEMBER 31,           MAY 31,
                                       2002                2002           2002       2001
                                  -------------       -------------    ---------  -------
     Interest...............       $    2,618          $      830      $   1,693  $  1,668
                                   ==========          ==========      =========  ========
     Income taxes...........       $      533          $      595      $   1,382  $    148
                                   ==========          ==========      =========  ========

20. RELATED PARTY TRANSACTIONS

      On March 1, 2001, a limited liability company wholly owned by TLC Vision acquired all of the non medical assets relating to the refractive practice of Dr. Mark Whitten prior to Dr. Whitten becoming a director of TLC Vision. The cost of this acquisition was $20.0 million, with $10.0 million paid in cash on March 1, 2001 and the remaining $10.0 million payable in four equal non-interest bearing installments on each of the first four anniversary dates of closing. Dr. Whitten was a director of TLC Vision from May 2002 to May 2003. At December 31, 2003 the remaining discounted amounts payable to Dr. Whitten of $4.4 million ($6.3 million at December 31, 2002) are included in long-term debt. (See Note 11, "Long-Term Debt"). In addition, TLC Vision has entered into service agreements with companies that own Dr. Whitten's refractive satellite operations located in Frederick, Maryland, and Charlottesville, Virginia, under which TLC Vision will provide such companies with services in return for a fee. During the year ended December 31, 2003, the seven month period ended December 31, 2002 and the years ended May 2002 and 2001, the Company received revenue from these service agreements of $0.7 million, $0.3 million, $0.8 million and $0.4 million, respectively.

      LaserVision, a subsidiary of TLC Vision, has a limited partnership agreement with Minnesota Eye Consultants for the operation of one of its Roll-On/Roll-Off mobile systems. Dr. Richard Lindstrom, a director of TLC Vision, is president of Minnesota Eye Consultants. LaserVision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. Under the terms of the partnership agreement, LaserVision received a revenue-based management fee from the partnership. Subsequent to the acquisition of LaserVision, the Company received $48,000 and $21,000 in management fees from the partnership for the year ended December 31, 2003 and the transitional period ended December 31, 2002, respectively. Dr. Lindstrom also receives compensation from TLC Vision in his capacity as medical director of TLC Vision and LaserVision and as a consultant to MSS, a cataract service provider.

      In September 2000, LaserVision entered into a five-year agreement with Minnesota Eye Consultants to provide laser access. LaserVision paid $6.2 million to acquire five lasers and the exclusive right to provide laser access to Minnesota Eye Consultants. LaserVision also assumed leases on three of the five lasers acquired. The transaction resulted in a $5.0 million intangible asset recorded as deferred contract rights which will be amortized over the life of the agreement. Subsequent to the acquisition of LaserVision, the Company received revenue of $1.2 million and $0.6 million as a result of the agreement for the year ended December 31, 2003 and the transitional period ended December 31, 2002, respectively.

      During fiscal 2002, J.L. Investments, Inc., of which Mr. Warren Rustand, a director of TLC Vision, is a shareholder, and Mr. Warren Rustand entered into a consulting agreement with the Company to oversee the development of the Company's international business development project. J.L. Investments and Mr. Rustand received a total of $125,000 under this agreement which was paid in 2002.

      In May 2002, John J. Klobnak, a director of the Company and the former Chief Executive Officer of LaserVision, was paid $2.9 million and received 500,000 TLC Vision stock options in a severance arrangement in connection with the LaserVision acquisition.

      Elias Vamvakas, an executive officer and director of the Company, and Dr. William David Sullins, Jr., a director of the Company, also serve as directors of Vascular Sciences Corporation. Mr. Vamvakas also serves as the Executive Chairman of Vascular Sciences. The board of directors of Vascular Sciences has granted Mr. Vamvakas stock options to purchase 4,583 shares of common stock at an exercise price of $1.30 per share, which stock options are fully vested and exercisable, and stock options to purchase 500,000 shares of common stock at an exercise price of $0.99 per share, which stock options vest and become exercisable over a three year period. In 2003, Dr. Sullins received $10,250 as cash compensation for service as an outside director and member of the audit and compensation committees of the board of directors of Vascular Sciences. In addition, the board of directors of Vascular Sciences has granted Dr. Sullins stock options to purchase 4,583 shares of common stock at an exercise price of $1.30 per share, which stock options are fully vested and exercisable, and stock options to purchase 25,000 shares of common stock at an exercise price of $0.99 per share, which stock options vest and become fully exercisable annually over a three year period. All such stock options granted to Mr. Vamvakas and Dr. Sullins expire ten years after the date of grant.

      During the year ended December 31, 2003, the seven month period ended December 31, 2002, and the years ended May 31, 2002 and 2001, the law firm Gourwitz and Barr, P.C., of which Mr. Gourwitz, a director of the Company until May 2003, provided legal services to TLC Vision and was paid $87,000, $98,000, $95,000 and $27,000 respectively.


21. SUBSEQUENT EVENTS

      On January 1, 2004, the Company entered into an agreement to settle the lawsuit brought by Thomas S. Tooma, MD and TST Acquisitions, LLC, in October 2002. The lawsuit sought damages and injunctive relief based on the plaintiffs' allegation that the Company's merger with Laser Vision Centers, Inc. violated certain exclusivity provisions of its agreements with the plaintiffs, thereby giving plaintiffs the right to exercise a call option to purchase TLC Vision's interest in the joint venture. Under the terms of the settlement, the plaintiffs paid the Company approximately $2.3 million to purchase an additional 23% of the joint venture with the Company and 30% of the Laser Vision Centers, Inc. California business.

      On March 10, 2004, the Company acquired a 70% ownership interest in a Texas ASC and a note receivable from the ASC for $4.5 million.

      From January 2 to March 12, 2004, the Company received $6.1 million in proceeds from the exercise of non-qualified stock options to purchase 1.7 million common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

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

      As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item 14 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of the report:

      (1) Financial statements:

      Report of Independent Auditors.

      Consolidated Statements of Operations - Year Ended December 31, 2003, transitional period ended December 31, 2002 and Years Ended May 31, 2002 and 2001.

      Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.

      Consolidated Statements of Cash Flows - Year Ended December 31, 2003, transitional period ended December 31, 2002 and Years Ended May 31, 2002 and 2001.

      Consolidated Statements of Stockholders' Equity - Year Ended December 31, 2003, transitional period ended December 31, 2002 and Years Ended May 31, 2002 and 2001.

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

      (3) Exhibits required by Item 601 of Regulation S-K and by Item 14(c).

      See Exhibit Index.

(b)   Reports on Form 8-K.

      One Form 8-K report was furnished during the last quarter of the year ended December 31, 2003. This report was filed on November 12, 2003, to disclose that a press release was issued announcing the Company's financial results for the quarter and nine months ended September 30, 2003.

(c)   Exhibits required by Item 601 of Regulation S-K.

      See Exhibit Index.

(d)   None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TLC VISION CORPORATION


                                     By /s/ ELIAS VAMVAKAS
                                        ----------------------------------------
                                        Elias Vamvakas, Chief Executive Officer

      March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   SIGNATURE                                  TITLE                             DATED
                   ---------                                  -----                             -----
              /s/ ELIAS VAMVAKAS                Chief Executive Officer and                 March 12, 2004
--------------------------------------------    Chairman of the Board of Directors
                Elias Vamvakas

            /s/ B. CHARLES BONO III             Chief Financial Officer, Treasurer          March 12, 2004
--------------------------------------------    and Principal Accounting Officer
              B. Charles Bono III

              /s/ JOHN J. KLOBNAK               Director                                    March 12, 2004
--------------------------------------------
                John J. Klobnak

      /s/ WILLIAM DAVID SULLINS, JR., OD        Director                                    March 12, 2004
--------------------------------------------
        William David Sullins, Jr., OD

            /s/ THOMAS N. DAVIDSON              Director                                    March 12, 2004
--------------------------------------------
              Thomas N. Davidson

             /s/ WARREN S. RUSTAND              Director                                    March 12, 2004
--------------------------------------------
               Warren S. Rustand

                                                Director                                    March 12, 2004
--------------------------------------------
          Richard L. Lindstrom, M.D.

               /s/ TOBY S. WILT                 Director                                    March 12, 2004
--------------------------------------------
                 Toby S. Wilt

SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 BALANCE AT                                  DEDUCTIONS-      BALANCE AT
                                                 BEGINNING       EXPENSE                    UNCOLLECTABLE         END
                                                 OF PERIOD      PROVISION      OTHER(1)        A MOUNTS        OF PERIOD
                                                -----------   ------------   -----------   ---------------  ---------------
                                                                                (IN THOUSANDS)
Fiscal 2001
Provision for contractual allowances and
  doubtful accounts receivable                   $  2,849       $    646       $     --        $ (2,335)       $  1,160
Provision against investments and other
  assets                                               --          1,913             --              --           1,913
Deferred tax asset valuation allowance             16,346         14,083                                         30,429

Fiscal 2002
Provision for contractual allowances and
 doubtful accounts receivable                    $  1,160       $    521       $  1,742        $   (896)       $  2,527
Provision against investments and other
  assets                                            1,913          2,016             --              --           3,929
Deferred tax asset valuation allowance             30,429         31,360         44,562              --         106,351

Transitional Period 2002
Provision for contractual allowances and
 doubtful accounts receivable                    $  2,527       $    213       $     --        $   (312)       $  2,428
Provisions against investments and other
  assets                                            3,929            194             --              --           4,123
Deferred tax asset valuation allowance            106,351         14,551             --              --         120,902

Fiscal 2003
Provision for contractual allowances and
 doubtful accounts receivable                    $  2,428       $    207       $     --        $    (52)       $  2,583
Provision against investments and other
  assets                                            4,123             46           (651)             --           3,518
Deferred tax asset valuation allowance            120,902          1,929             --              --         122,831

Note (1): Additional provisions for contractual allowances and doubtful accounts and deferred tax asset valuation allowances were acquired in the merger transaction with LaserVision. During fiscal 2003, the Company adjusted a portion of the provision for contractual allowances and doubtful accounts due to improved financial strength of the borrower, a secondary care service provider of which the Company owns approximately 25% of the outstanding shares, and a consistent pattern of timely payments that the borrower has made related to the note receivable held by the Company.

                                  EXHIBIT INDEX

         EXHIBIT
            NO.                                DESCRIPTION
         ---------                             -----------
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

            10.7  *     Employment Agreement with William Leonard (incorporated
                        by reference to Exhibit 10.1(n) to the Company's 10-K
                        filed with the Commission on August 29, 2000)

            10.8  *     Consulting Agreement with Warren Rustand (incorporated
                        by Reference to Exhibit 10.10 to the Company's Amendment
                        No. 2 registration Statement on Form S-4/A filed with
                        the Commission on January 18, 2002 (file no. 333-71532))

            10.9  *     Employment Agreement with Paul Frederick (incorporated
                        by reference to Exhibit 10.10 to the Company's 10-K for
                        the year ended May 31, 2002)

            10.10 *     Employment Agreement with James C. Wachtman dated May
                        15, 2002 (incorporated by reference to Exhibit 10.13 to the Company's 10-K for the year ended May 31, 2002)

            10.11 *     Employment Agreement with Robert W. May dated May 15,
                        2002 (incorporated by reference to Exhibit 10.14 to the Company's 10-K for the year ended May 31, 2002)

            10.12 * Amendment to Employment Agreement with Robert W. May dated September 30, 2003.

            10.13 *     Employment Agreement with B. Charles Bono dated May 15,
                        2002 (incorporated by reference to Exhibit 10.15 to the Company's 10-K for the year ended May 31, 2002)

            10.14 * Amendment to Employment Agreement with B. Charles Bono dated September 30, 2003.

            10.15 *     Supplemental Employment Agreement with John J. Klobnak
                        dated May 15, 2002 (incorporated by reference to Exhibit
                        10.16 to the Company's 10-K for the year ended May 31,
                        2002)

            21          List of the Company's Subsidiaries

            23          Consent of Independent Auditors


* Management contract or compensatory plan or arrangment.

         EXHIBIT
            NO.                                DESCRIPTION
         ---------                             -----------
            31.1        CEO's Certification required by Rule 13A-14(a) of the
                        Securities Exchange Act of 1934.

            31.2        CFO's Certification required by Rule 13A-14(a) of the
                        Securities Exchange Act of 1934.

            31.3 CEO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

            31.2 CFO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350