Form 10-Q
period 2004-03-31
TLC VISION CORP
filed 2004-05-10
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

      As of May 7, 2004 there were 68,704,502 of the registrant's Common Shares outstanding.

                                      INDEX

PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (unaudited)
             Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003
             Consolidated Balance Sheets as of March 31, 2004 and December
               31, 2003
             Consolidated Statements of Cash Flows for the three months ended
               March 31, 2004 and 2003
             Consolidated Statement of Changes in Stockholders' Equity for the
               three months ended March 31, 2004
             Notes to Interim Consolidated Financial Statements
    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations
    Item 3.  Quantitative and Qualitative Disclosures about Market Risk
    Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings
    Item 2.  Changes in Securities
    Item 3.  Defaults Upon Senior Securities, Use of Proceeds and Issuer
                Purchases and Equity Securities
    Item 4.  Submission of Matter to a Vote of Security Holders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on 8-K
    Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------
                                                                      2004              2003
                                                                  ------------      ------------
Revenues:
  Refractive:
       Centers .............................................      $     38,838      $     30,923
       Access ..............................................            12,049            10,929
  Other healthcare services ................................            14,288            11,738
                                                                  ------------      ------------
Total revenues .............................................            65,175            53,590
                                                                  ------------      ------------
Cost of revenues:
  Refractive:
       Centers .............................................            26,152            22,543
       Access ..............................................             8,172             7,162
  Other healthcare services ................................             9,138             7,480
                                                                  ------------      ------------
Total cost of revenues .....................................            43,462            37,185
                                                                  ------------      ------------
  Gross margin .............................................            21,713            16,405
                                                                  ------------      ------------
General and administrative .................................             7,901             8,019
Marketing ..................................................             2,894             3,661
Research and development ...................................               374                --
Amortization of intangibles ................................             1,012             1,672
Write down in the fair value of investments ................                --               203
                                                                  ------------      ------------
                                                                        12,181            13,555
                                                                  ------------      ------------
Operating income ...........................................             9,532             2,850

Other income, net ..........................................               548               368
Interest expense, net ......................................              (403)             (368)
Minority interests .........................................            (1,874)           (1,541)
Earnings from equity investments ...........................               399                --
                                                                  ------------      ------------
Income before income taxes .................................             8,202             1,309
Income tax expense .........................................              (150)             (239)
                                                                  ------------      ------------
Net income .................................................      $      8,052      $      1,070
                                                                  ============      ============

Earnings per share - basic .................................      $       0.12      $       0.02
                                                                  ============      ============
Earnings per share - diluted ...............................      $       0.12      $       0.02
                                                                  ============      ============
Weighted average number of common shares outstanding -
  basic ....................................................            66,932            64,060
Weighted average number of common shares outstanding -
  diluted ..................................................            69,433            64,060

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                 (UNAUDITED)
                                                   MARCH 31,        DECEMBER 31,
                                                    2004               2003
                                                -------------      -------------
ASSETS
Current assets
  Cash and cash equivalents ..............      $      37,080      $      29,580
  Short-term investments .................                313                748
  Accounts receivable ....................             17,959             15,617
  Prepaids and other current assets ......             12,159             11,646
                                                -------------      -------------
   Total current assets ..................             67,511             57,591

Restricted cash ..........................              1,369              1,376
Investments and other assets .............              7,518              3,102
Intangibles, net .........................             20,548             22,959
Goodwill, net ............................             52,728             48,829
Fixed assets .............................             52,189             56,891
                                                -------------      -------------
Total assets .............................      $     201,863      $     190,748
                                                =============      =============
LIABILITIES
Current liabilities
  Accounts payable .......................      $       9,385      $      10,627
  Accrued liabilities ....................             26,512             25,811
  Current portion of long-term debt ......             12,305             10,285
                                                -------------      -------------
Total current liabilities ................             48,202             46,723

Other long-term liabilities ..............              2,554              2,607
Long term-debt, less current maturities ..             13,475             19,242
Minority interests .......................              9,705             10,907

SHAREHOLDERS' EQUITY
Capital stock ............................            409,580            397,878
Option and warrant equity ................              5,047              8,143
Accumulated deficit ......................           (286,700)          (294,752)
                                                -------------      -------------
Total shareholders' equity ...............            127,927            111,269
                                                -------------      -------------
Total liabilities and shareholders'
  equity .................................      $     201,863      $     190,748
                                                =============      =============

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                             ------------------------------
                                                                                 2004              2003
                                                                             ------------      ------------
OPERATING ACTIVITIES

Net income ............................................................      $      8,052      $      1,070
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization .......................................             4,557             5,554
  Write-off of investment in research and development arrangement .....               374                --
  Minority interests ..................................................             1,874             1,541
  Undistributed earnings from equity investments ......................              (399)               --
  Loss on disposal of fixed assets ....................................               730                --
  Gain on the sale of subsidiary ......................................            (1,278)               --
  Compensation expense ................................................               420                --
  Adjustment to the fair value of investments and long-term receivables
    and impairment of fixed assets ....................................                --               203
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable .................................................            (3,984)           (3,774)
  Prepaid expenses and other current assets ...........................              (552)              282
  Accounts payable and accrued liabilities ............................             1,067            (4,350)
                                                                             ------------      ------------
Cash provided by operating activities .................................            10,861               526
                                                                             ------------      ------------
INVESTING ACTIVITIES
Purchase of fixed assets ..............................................            (1,570)           (1,613)
Proceeds from sale of fixed assets ....................................               147                --
Net proceeds from the sale of investments and subsidiaries ............              (271)              144
Investment in research and development arrangements ...................              (374)               --
Acquisitions and investments ..........................................            (4,210)           (2,090)
Proceeds from sale of short-term investments ..........................                --              (238)
Other .................................................................               544                53
                                                                             ------------      ------------
Cash used in investing activities .....................................            (5,734)           (3,744)
                                                                             ------------      ------------
FINANCING ACTIVITIES
Restricted cash movement ..............................................                 7                50
Principal payments of debt financing and capital leases ...............            (4,566)           (2,781)
Distributions to minority interests ...................................            (1,355)             (630)
Proceeds from the issuance of common stock ............................             8,287                 6
                                                                             ------------      ------------
Cash provided by  (used in) financing activities ......................             2,373            (3,355)
                                                                             ------------      ------------
Net increase (decrease) in cash and cash equivalents during the period              7,500            (6,573)
Cash and cash equivalents, beginning of period ........................            29,580            36,081
                                                                             ------------      ------------
Cash and cash equivalents, end of period ..............................      $     37,080      $     29,508
                                                                             ============      ============

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                                                               OPTION
                                                                                 AND
                                                     COMMON STOCK              WARRANT       ACCUMULATED
                                                SHARES          AMOUNT          EQUITY         DEFICIT          TOTAL
                                              ----------      ----------      ----------     -----------      ----------
Balance December 31, 2003 ..............          65,756      $  397,878      $    8,143     $  (294,752)     $  111,269
 Shares issued as part of the
  employee share purchase plan .........               4              39                                              39
 Exercise of stock options .............           2,044           8,248                                           8,248
 Options expired or exercised ..........                           3,415          (3,415)                             --
 Variable stock option expense .........                                             319                             319
 Net income and comprehensive
    income .............................                                                           8,052           8,052
                                              ----------      ----------      ----------     -----------      ----------
 Balance March 31, 2004 ................          67,804      $  409,580      $    5,047     $  (286,700)     $  127,927
                                              ==========      ==========      ==========     ===========      ==========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 filed by TLC Vision Corporation (the "Company" or "TLC Vision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. The unaudited interim consolidated financial statements as of December 31, 2003 and for the three months ended March 31, 2003 include the accounts and transactions of the Company and its majority-owned subsidiaries. The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2004 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

      The unaudited interim consolidated financial statements for the three-month period ended March 31, 2003 include certain reclassifications to conform with classifications for the three-month period ended March 31, 2004.

      Earnings per share was computed using the weighted average number of common shares outstanding during each period. The diluted weighted average shares outstanding calculation for the three months ended March 31, 2004 includes 2.5 million shares for the dilutive effect of outstanding stock options using the treasury stock method and the average stock price during the quarter.

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

      In general, a VIE is any legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

      FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

      FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of January 1, 2004, for the Company's interests in all VIEs.

      Prior to the adoption of FIN 46, the Company did not consolidate the physician practices that were managed but not owned by the Company. These managed physician practices were determined to be variable interest entities for which the Company is the primary beneficiary. As a result, the physician practices have been consolidated as of January 1, 2004. The adoption of FIN 46 resulted in an increase of total assets and total liabilities of $354,000 and an increase in revenues and cost of revenues for the managed refractive centers, but did not have any material impact on gross margin, operating income or net income. Prior periods were not restated. The following pro forma amounts reflect the effect of FIN 46 assuming it is applied retroactively:

                                                      THREE MONTHS ENDED MARCH 31,
                                                     2004                      2003
                                           -------------------------------------------------
                                                        Pro forma                 Pro forma
                                                        ----------                ----------
Revenues:
   Refractive:
     Centers                               $   38,838   $   38,838   $   30,923   $   35,806
     Access                                    12,049       12,049       10,929       10,929
   Other healthcare services                   14,288       14,288       11,738       11,738
                                           ----------   ----------   ----------   ----------
Total Revenues                                 65,175       65,175       53,590       58,473

Cost of revenue:
   Refractive:
     Centers                                   26,152       26,152       22,543       27,385
     Access                                     8,172        8,172        7,162        7,162
   Other healthcare services                    9,138        9,138        7,480        7,480
                                           ----------   ----------   ----------   ----------
Total cost of revenues                         43,462       43,462       37,185       42,027
                                           ----------   ----------   ----------   ----------
Gross margin                               $   21,713   $   21,713   $   16,405   $   16,446
                                           ==========   ==========   ==========   ==========
General and administrative                 $    7,901   $    7,901   $    8,019   $    8,051
                                           ==========   ==========   ==========   ==========
Net income                                 $    8,052   $    8,052   $    1,070   $    1,070
                                           ==========   ==========   ==========   ==========
Basis and diluted earnings per share       $     0.12   $     0.12   $     0.02   $     0.02
                                           ==========   ==========   ==========   ==========

      As a result of the elimination of the distinction between owned and managed centers upon the adoption of FIN 46, owned centers and managed centers are no longer identified separately on the Company's consolidated statement of operations and instead are now classified as "centers."

      The Company's investment in Vascular Sciences is considered to be a variable interest in a VIE, however the Company is not the primary beneficiary and therefore did not consolidate Vascular Sciences.

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded compensation expense of $420,000 during the quarter ended March 31, 2004, including $319,000 of variable stock option expense for options repriced in 2002. The following table illustrates the pro forma net income and net income per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                                      THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------
                                                         2004              2003
                                                   ---------------   ---------------
Net income as reported .........................   $         8,052   $         1,070
Adjustments for SFAS No. 123 ...................                43              (269)
                                                   ---------------   ---------------
Pro forma net income ...........................   $         8,095   $           801
                                                   ===============   ===============
Pro forma earnings per share - basic and diluted   $           .12   $           .01
                                                   ===============   ===============

3.    ACQUISITIONS AND DISPOSITIONS

      On January 1, 2004, the Company settled a lawsuit brought by Thomas S. Tooma, M.D. and TST Acquisitions, LLC ("TST") in October 2002. Under the terms of the settlement, the Company sold approximately 24% of Laser Eye Care of California ("LECC") and 30% of its California access business to TST for $2.3 million. The Company continues to hold 30% ownership in LECC and a 70% ownership in the California access business. The Company recorded a $1.3 million gain on the sale of these business interests which is included in other income, net in the accompanying statements of operations. The Company deconsolidated LECC and began reporting its interest in LECC under the equity method of accounting because it no longer owns a controlling interest in the entity.

      On March 1, 2004, OR Partners, Inc., a subsidiary of TLC Vision, entered into a purchase agreement to acquire 70% of an ASC in Texas, which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $3.8 million in cash substantially all of which was goodwill. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

4.    EQUIPMENT FINANCING

      During the quarter ended March 31, 2004, the Company entered into a three-year note payable with a supplier for equipment to upgrade its laser technology. Payments for the three-year period will total $0.5 million, paid either on a flat monthly payment basis or based on the number of procedure cards acquired from the supplier during the month with any remaining balance due at the end of the financing period.

5.    SEGMENT INFORMATION

      The Company has two reportable segments: refractive and cataract. The refractive segment provides the primary source of revenues for the Company and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers, Company-managed laser centers and the access and mobile refractive business services. The cataract segment provides surgery specifically for the treatment of cataracts. The other segment consists of healthcare businesses that provide network marketing and management to optometrists, manage cataract and eye care centers and develop and manage professional healthcare facilities. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

      Doctors compensation as presented in the segment information of the financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's owned laser centers. Where the Company manages laser centers due to certain state requirements, it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. In 2003, the costs associated with arranging for these professional services were reported as a cost of the professional corporation and not of the Company. In 2004, the costs associated with arranging for these professional services were reported as a cost of the Company.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's business units were acquired or developed as a unit, and management at the time of acquisition was retained.

      The following tables set forth information by segments:

    THREE MONTHS ENDED MARCH  31, 2004
              (IN THOUSANDS)                     REFRACTIVE      CATARACT        OTHER           TOTAL
---------------------------------------------   ------------   ------------   ------------   ------------
Revenues ....................................   $     50,887   $      5,992   $      8,296   $     65,175
Expenses:
  Doctor compensation .......................          7,688             --             18          7,706
  Operating .................................         32,315          5,087          5,604         43,006
  Research and development ..................             --             --            374            374
  Depreciation expense ......................          2,767            587            191          3,545
  Amortization of intangibles ...............            798            105            109          1,012
                                                ------------   ------------   ------------   ------------
                                                      43,568          5,779          6,296         55,643
                                                ------------   ------------   ------------   ------------
Income from operations ......................          7,319            213          2,000          9,532
Other income and interest expense, net ......            390            (23)          (222)           145
Minority interests ..........................           (746)            --         (1,128)        (1,874)
Earnings from equity investments ............            399             --             --            399
Income taxes ................................            (73)            (1)           (76)          (150)
                                                ------------   ------------   ------------   ------------
Net income ..................................   $      7,289   $        189   $        574   $      8,052
                                                ============   ============   ============   ============

        THREE MONTHS ENDED MARCH  31, 2003
                  (IN THOUSANDS)                     REFRACTIVE    CATARACT      OTHER         TOTAL
--------------------------------------------------   ----------   ----------   ----------   ----------
Revenues .........................................   $   41,852   $    5,376   $    6,362   $   53,590
Expenses:
  Doctor compensation ............................        3,001           --           36        3,037
  Operating ......................................       32,749        4,607        4,590       41,946
  Depreciation expense ...........................        3,095          561          226        3,882
  Amortization of intangibles ....................        1,576           96           --        1,672
  Write down in the fair value of investments ....          203           --           --          203
                                                     ----------   ----------   ----------   ----------
                                                         40,624        5,264        4,852       50,740
                                                     ----------   ----------   ----------   ----------
Income from operations ...........................        1,228          112        1,510        2,850
Other income and interest expense, net ...........          248          (40)        (208)          --
Minority interests, net ..........................         (893)          --         (648)      (1,541)
Income taxes .....................................          (82)          --         (157)        (239)
                                                     ----------   ----------   ----------   ----------
Net income .......................................   $      501   $       72   $      497   $    1,070
                                                     ==========   ==========   ==========   ==========

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash transactions:

                                                          THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------
                                                           2004                  2003
                                                       ------------          ------------
Capital assets financed and leased ..........          $        601          $      3,639
Options expired or exercised ................                 3,415                   515
Common stock issued for acquisition .........                    --                    96

      Cash  paid for the following:

                                                          THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------
                                                           2004                  2003
                                                       ------------          ------------
Interest ..........................................    $        813          $      1,016
Income taxes ......................................              71                   109

7.    SUBSEQUENT EVENTS

      In April 2004, the Company received $7.7 million in proceeds from the exercise of 900,000 non-qualified stock options.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "plans," "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the period ended December 31, 2003. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC Vision" shall mean TLC Vision Corporation and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

OVERVIEW

      TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) and its subsidiaries ("TLC Vision" or the "Company") is a diversified healthcare service company focused on working with eye doctors to help them provide high quality patient care in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and managing fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Aspen Healthcare and Michigan subsidiaries, TLC Vision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with Vascular Sciences Corporation to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

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

      The Company serves surgeons who performed over 70,000 procedures including cataract procedures at the Company's centers or using the Company's laser access during the three-month period ended March 31, 2004.

      The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. The Company's cost reduction initiatives continue to target the effective use of funds and the Company is also pursuing growth initiative's focusing on future development opportunities for the Company in other healthcare services.

RECENT DEVELOPMENTS

      On January 1, 2004, the Company settled a lawsuit brought by Thomas S. Tooma, M.D. and TST Acquisitions, LLC ("TST") in October 2002. Under the terms of the settlement, the Company sold approximately 24% of Laser Eye Care of California ("LECC") and 30% of its California access business to TST for $2.3 million. The Company continues to hold 30% ownership in LECC and a 70% ownership in the California access business. The Company recorded a $1.3 million gain on the sale of these business interests and began recording LECC under the equity method of accounting because it no longer owns a controlling interest in the entity.

      On March 1, 2004, OR Partners, Inc., a subsidiary of TLC Vision, entered into a purchase agreement to acquire 70% of an ASC in Texas, which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $3.8 million in cash substantially all of which was goodwill. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

      As a result of adopting FIN 46, the Company began consolidating the physician practices that are managed but not owned by the Company on January 1, 2004. The consolidation resulted in the Company recording an additional $4.5 million in refractive revenue and cost of revenue in the first quarter of 2004 as the revenue earned and expenses paid (primarily doctors compensation) by the physician practices are now included in the Company's results. The consolidation had no impact on net income for the quarter.

      Prior to the adoption, doctors compensation and related revenue were not reflected in the Company's statement of operations for the managed centers, but were reflected in the Company's statement of operations for the owned centers. The Company previously presented the revenues and cost of revenues of managed centers and owned centers separately in the statements of operation, because this difference resulted in different margins for managed centers than for owned centers. However, for management purposes, the Company never distinguished between owned and managed centers. Beginning with this quarter, the Company will present all centers, managed and owned, together, because both types of centers include doctors compensation and the related revenue.

      The increase in revenue attributed to the adoption of FIN 46 is partially offset by the deconsolidation of LECC in connection with the sale of a portion of the Company's interest in LECC. The results of operations for the three months ended March 31, 2003, included $3.5 million in refractive revenues related to LECC whereas the results of operations for the three months ended March 31, 2004 include no refractive revenue for LECC, because beginning January 1, 2004, LECC is accounted for on the equity method of accounting.

      Total revenues for the three months ended March 31, 2004 were $65.2 million, an increase of $11.6 million, or 22% over revenues of $53.6 million for the three months ended March 31, 2003. Approximately 78% of total revenues for the three months ended March 31, 2004 were derived from refractive services compared to 78% during the three months ended March 31, 2003. Although the Company has continued to execute its strategy to diversify into other healthcare businesses, strong demand for refractive laser procedures kept pace with the 22% growth in other healthcare service revenues during the quarter.

      Revenues from the refractive segment for the three months ended March 31, 2004 were $50.9 million, an increase of $9.0 million or 24% from $41.9 million for the three months ended March 31, 2003. This increase was primarily due to a 6% increase in procedure volume and higher average pricing associated with the introduction of Custom LASIK in June 2003.

    Revenues from centers for the three months ended March 31, 2004 were $38.8 million, an increase of $7.9 million, or 26% from the revenues of $30.9 million for the three months ended March 31, 2003. Higher procedure volumes at centers and higher pricing due to Custom LASIK were partially offset by lost revenue from several unprofitable centers that were closed subsequent to March 31, 2003. Management believes center revenues will continue to outpace prior year revenue throughout 2004.

      Revenues from access services for the three months ended March 31, 2004 were $12.0 million, an increase of $1.1 million or 10% from revenues of $10.9 million for the three months ended March 31, 2003. The growth in the access business resulted from increased procedure volume and reversed a trend of declining procedures and revenue experienced throughout 2003.

      Approximately 56,900 refractive procedures were performed in the three months ended March 30, 2004, compared to approximately 53,500 procedures for the three months ended March 31, 2003. This 3,400 or 6% increase in procedures was primarily due to 4,400 or 16% more procedures at centers open during both the three months ended March 31, 2004 and 2003 and 900 or 4% more procedures for the access business offset by the absence of 1,900 procedures at centers that were closed within the past year. Procedures for LECC are included in both periods and account for 4,000 procedures for the three months ended March 31, 2004, an increase of 800 procedures over the prior year period.

      The cost of refractive revenues for the three months ended March 31, 2004 was $34.3 million, an increase of $4.6 million, or 15% over the cost of refractive revenues of $29.7 million for the three months ended March 31, 2003. This increase was primarily attributable to increased procedure volume and higher costs associated with Custom LASIK. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 33% during the three months ended March 31, 2004 from 29% in the prior year period.

      The cost of revenues from centers for the three months ended March 31, 2004 was $26.2 million, an increase of $3.7 million, or 16% from the cost of revenues of $22.5 million from the three months ended March 31, 2003. This increase primarily resulted from $2.0 million of higher costs related to increased procedure volume and $4.0 million of compensation paid to surgeons resulting from the Company's adoption of FIN 46 effective January 1, 2004 (as compared to none in the prior year period). These increases are offset by $2.4 million in cost of revenues for LECC during the three months ended March 31, 2003 (as compared to none during the three months ended March 31, 2004) since LECC is no longer included in the Company's Consolidated Statement of Operations.

      Gross margins from centers increased to 33% for the three months ended March 31, 2004 from 27% during the prior year period as increased procedure volumes led to strong incremental variable margin earnings at many of the Company's centers. This margin percentage increase was diluted by the consolidation of the physician practices managed by the Company due to the adoption of FIN 46. For comparison purposes, had the Company not consolidated the physician practices, the gross margin percentage would have been 37% for the quarter ended March 31, 2004.

      The cost of revenues from access services for the three months ended March 31, 2004 was $8.2 million, an increase of $1.0 million or 14% from the cost of revenues of $7.2 million during the three months ended March 31, 2003. This increase primarily resulted from higher procedure volume. Gross margins decreased to 32% from 34% due to pricing pressure from competitors and higher costs associated with Custom LASIK.

      Revenues from other healthcare services for the three months ended March 31, 2004, were $14.3 million, an increase of $2.6 million or 22% from revenues of $11.7 million for the three months ended March 31, 2003. Approximately 22% of total revenues for the three months ended March 31, 2004 were derived from other healthcare services compared to 22% during the three months ended March 31, 2003. The increase in other healthcare services revenue resulted from internal growth of existing business and contributions from businesses acquired within the past year and was reflective of the Company's stated diversification strategy to increase non-refractive eye care services.

      The cost of revenues from other healthcare services for the three months ended March 31, 2004 was $9.1 million, an increase of $1.6 million or 21% from cost of revenues of $7.5 million for the three months ended March 31, 2003. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. Gross margins for other healthcare services remained constant at 36% during the three months ended March 31, 2004 and 2003.

      General and administrative expenses decreased to $7.9 million for the three months ended March 31, 2004 from $8.0 million for the three months ended March 31, 2003. The $0.1 million or 1% decrease reflected the Company's success in controlling overhead costs despite a 22% increase in revenue. Accordingly, general and administrative expenses as percentage of revenue decreased to 12% from 15% compared to the prior year quarter.

      Marketing expenses of $2.9 million decreased by $0.8 million or 22% for the three months ended March 31, 2004 from $3.7 million for the three months ended March 31, 2003. The Company monitors marketing spending closely and adjusts expenditures as necessary based upon procedure volume. Marketing expenses as a percentage of revenue decreased to 4% from 7% in the prior year period, reflecting the Company's success in increasing revenue while controlling marketing expenses.

      Research and development expenses were $0.4 million for the three months ended March 31, 2004, relating to investments made to fund research and development efforts by Vascular Sciences to achieve Food and Drug Administration approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received FDA approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by Vascular Sciences.

      Amortization expenses decreased to $1.0 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. This decrease was largely due to the reduction in intangible assets (Practice Management Agreements) resulting from the deconsolidation of LECC.

      Other income and expense of $0.5 million for the three months ended March 31, 2004 primarily resulted from a $1.3 million gain on the sale of a controlling interest in LECC offset by a $0.7 million loss related to the disposal of fixed assets. During the three months ended March 31, 2003, the Company recorded $0.4 million in other revenue.

      Interest expense, net of $0.4 million for the three months ended March 31, 2004 and 2003 reflected interest expense from debt and lease obligations, partially offset by interest income from the Company's cash position.

      Minority interest expense was $1.9 million for the three months ended March 31, 2004, an increase of $0.4 million from $1.5 million for the three months ended March 31, 2003. This increase results from higher profits at certain of the Company's subsidiaries in which partners hold minority interests.

      Earnings from equity investments of $0.4 million for the three months ended March 31, 2004 resulted primarily from $0.3 million of earnings related to the Company's minority ownership investment in LECC, which is now accounted for under the equity method.

      Income tax expense was $0.2 million for the three-month periods ended March 31, 2004 and 2003. The $0.2 million tax expense primarily consisted of federal and state taxes for certain of the Company's subsidiaries where a consolidated federal and state tax return cannot be filed.

      Net income for the three months ended March 31, 2004 was $8.1 million or $0.12 per share compared to income of $1.1 million or $0.02 per share for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended March 31, 2004, the Company continued to focus its activities primarily on increasing procedure volumes at its centers, reducing operating costs, and expanding its other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents, short-term investments and restricted cash were $38.8 million at March 31, 2004 compared to $31.7 million at December 31, 2003. Working capital at March 31, 2004 was $19.3 million, an increase of $8.4 million from $10.9 million at December 31, 2003.

      The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments. Normal operating expenses include doctor compensation, procedure royalty fees, procedure and medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

      During the three months ended March 31, 2004, the Company invested $1.6 million in fixed assets and received vendor lease financing for $0.6 million of fixed assets.

      The Company does not expect to purchase additional excimer lasers during the next 12 to 18 months, however, existing lasers and flap-making technology may need to be upgraded. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

      The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for at least the next 12 to 18 months.

      At December 31, 2003 the Company had $2.1 million of exit liabilities primarily related to the restructuring of operations in connection with the LaserVision merger, including several centers that have been closed. During the three months ended March 31, 2004, the Company made cash payments of $0.4 million in respect of these exit liabilities.

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2004. The cash flows provided by operating activities during the three months ended March 31, 2004 were primarily due to net income of $8.1 million plus non-cash items including depreciation and amortization of $4.6 million, minority interest expense of $1.9 million and a loss on the disposal of fixed assets of $0.8 million, offset by an increase in net operating assets of $3.5 million and a gain on the sale of a subsidiary of $1.3 million. The increase in net operating assets consisted of a $4.0 million increase in accounts receivable due primarily to higher revenues and a $0.6 million increase in prepaid expenses offset by a $1.1 million increase in accounts payable and accrued liabilities. Settlement of litigation or payment of accrued liabilities in future periods could reduce cash without affecting working capital.

CASH USED FOR INVESTING ACTIVITIES

      Net cash used for investing activities was $5.7 million for the three months ended March 31, 2003. Cash used in investing activities during the three-month period ended March 31, 2003 included $4.2 million for business acquisitions, $1.6 million for the capital expenditures, $0.4 million for investments in the research and development with Vascular Sciences, and $0.3 million in net cash associated with the sale of a portion of the Company's interest in LECC, offset by a $0.5 million decrease in other assets. The $0.3 million decrease in cash related to the sale of the Company's controlling interest in the LECC consists of $2.3 million in proceeds from the sale offset by a net of $2.6 million in cash that is no longer included in the consolidated balance sheet because the LECC business is now accounted for using the equity method of accounting since the Company no longer holds a controlling interest in the entity.

CASH USED FOR FINANCING ACTIVITIES

      Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2004. Net cash provided by financing activities during the three months ended March 31, 2004 was primarily related to proceeds from the exercise of stock options of $8.3 million offset by the repayment of certain notes payable and capitalized lease obligations of $4.6 million and distribution to minority interests of $1.4 million.

SUBSEQUENT EVENTS

      In April 2004, the Company received $7.7 million in proceeds from the exercise of 900,000 non-qualified stock options.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There have been no material changes in legal proceedings from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

      31.1 CEO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

      31.2 CFO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

      32.1 CEO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

      32.2 CFO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

      b.    Reports on 8-K:

      On March 4, 2004 the Company filed a Current Report on Form 8-K announcing the Company's financial results for the quarter and year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TLC VISION CORPORATION

                                 By:  /s/   Elias Vamvakas
                                      ------------------------------------------
                                      Elias Vamvakas
                                      Chairman and Chief Executive Officer
                                      May 10, 2004

                                By:   /s/ B. Charles Bono III
                                      ------------------------------------------
                                      B. Charles Bono III
                                      Chief Financial Officer
                                      May 10, 2004

                                  EXHIBIT INDEX

NO.                                  DESCRIPTION
---                                  -----------
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