Form 10-Q/A
period 2004-03-31
TLC VISION CORP
filed 2004-05-14
CIK 1010610

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

EXPLANATORY NOTE:

TLC Vision Corporation (the "Company") prepares its consolidated financial statements in accordance with United States (U.S.) Generally Accepted Accounting Principles ("GAAP"), which differ in certain respects from Canadian GAAP. This Amendment No. 1 on Form 10-Q/A is being filed by the Registrant solely for the purpose of explaining the effect on the Company's financial statements of significant differences between U.S. GAAP and Canadian GAAP for the benefit of the Company's Canadian stockholders.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

         a. Exhibits:

         31.1 CEO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

         31.2 CFO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

         32.1     CEO's Certification of periodic financial report pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

         32.2     CFO's Certification of periodic financial report pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

         99 Reconciliation between Canadian and United States Generally Accepted Accounting Principles

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

                             TLC VISION CORPORATION
                             By: /s/ Elias Vamvakas
                                 ------------------
                                 Elias Vamvakas
                                 Chairman and Chief Executive Officer
                                 May 14, 2004

                             By: /s/ B. Charles Bono III
                                 -----------------------
                                 B. Charles Bono III
                                 Chief Financial Officer
                                 May 14, 2004

                                  EXHIBIT INDEX

 NO.                                  DESCRIPTION
----   -------------------------------------------------------------------------
31.1   CEO's Certification required by Rule 13a-14(a) of the Securities Exchange
       Act of 1934, as amended.

31.2   CFO's Certification required by Rule 13a-14(a) of the Securities Exchange
       Act of 1934, as amended.

32.1 CEO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2   CFO's Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

99     Reconciliation between Canadian and United States Generally Accepted
       Accounting Principles