Form 10-Q
period 2004-06-30
TLC VISION CORP
filed 2004-08-09
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

      [X] Yes   No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      [X] Yes   No [ ]

    As of August 5, 2004 there were 69,186,049 of the registrant's Common Shares outstanding.

                                      INDEX

PART I.    FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements (unaudited)
                    Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003
                    Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003
                    Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003
                    Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2004
                    Notes to Interim Consolidated Financial Statements
           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
           Item 3.  Quantitative and Qualitative Disclosures about Market Risk
           Item 4.  Controls and Procedures

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings
           Item 2.  Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities
           Item 3.  Defaults Upon Senior Securities
           Item 4.  Submission of Matters to a Vote of Security Holders
           Item 6.  Exhibits and Reports on Form 8-K
           Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)

                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------      -------------------------
                                                               2004             2003           2004            2003
                                                               ----             ----           ----            ----
Revenues
  Refractive
       Centers ........................................      $  36,374       $  26,237       $  75,212       $  57,160
       Access .........................................         10,544           9,647          22,593          20,576
  Other healthcare services ...........................         17,743          11,648          32,031          23,386
                                                             ---------       ---------       ---------       ---------
Total revenues ........................................         64,661          47,532         129,836         101,122
                                                             ---------       ---------       ---------       ---------

Cost of revenues
  Refractive
       Centers ........................................         24,645          20,636          50,797          43,179
       Access .........................................          7,135           6,481          15,307          13,643
  Other healthcare services ...........................         10,574           7,950          19,712          15,430
                                                             ---------       ---------       ---------       ---------
Total cost of revenues ................................         42,354          35,067          85,816          72,252
                                                             ---------       ---------       ---------       ---------
  Gross margin ........................................         22,307          12,465          44,020          28,870
                                                             ---------       ---------       ---------       ---------

General and administrative ............................          7,400           8,313          15,301          16,332
Marketing .............................................          3,435           3,496           6,329           7,157
Research and development ..............................            350              --             724              --
Amortization of intangibles ...........................          1,057           1,678           2,069           3,350
Adjustment to the fair value of investments
  and long-term receivables ...........................         (1,206)           (651)         (1,206)           (448)
Restructuring, severance and other charges ............          2,755           1,720           2,755           1,720
                                                             ---------       ---------       ---------       ---------
                                                                13,791          14,556          25,972          28,111
                                                             ---------       ---------       ---------       ---------
Operating income (loss) ...............................          8,516          (2,091)         18,048             759

Other income (expense), net ...........................            (22)            198             526             566
Interest expense, net .................................           (272)           (393)           (675)           (761)
Minority interests ....................................         (2,454)           (961)         (4,328)         (2,502)
Earnings from equity investments ......................            613              --           1,012              --
                                                             ---------       ---------       ---------       ---------
Income (loss) before income taxes .....................          6,381          (3,247)         14,583          (1,938)
Income tax expense ....................................           (142)           (206)           (292)           (445)
                                                             ---------       ---------       ---------       ---------
Net income (loss) .....................................      $   6,239       $  (3,453)      $  14,291       $  (2,383)
                                                             ---------       ---------       ---------       ---------

Earnings (loss) per share - basic .....................      $    0.09       $   (0.05)      $    0.21       $   (0.04)
                                                             =========       =========       =========       =========

Earnings (loss) per share - diluted ...................      $    0.09       $   (0.05)      $    0.20       $   (0.04)
                                                             =========       =========       =========       =========

Weighted average number of common shares
  outstanding - basic .................................         68,585          63,457          67,759          63,435
Weighted average number of common shares
  outstanding - diluted ...............................         71,249          63,457          70,341          63,435

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                            (UNAUDITED)
                                                              JUNE 30,      DECEMBER 31,
                                                               2004            2003
                                                            -----------     -----------
ASSETS
Current assets
  Cash and cash equivalents ...........................      $  47,952       $  29,580
  Short-term investments ..............................            313             748
  Accounts receivable .................................         17,721          15,617
  Prepaids and other current assets ...................         12,753          11,646
                                                             ---------       ---------
   Total current assets ...............................         78,739          57,591

Restricted cash .......................................          1,352           1,376
Investments and other assets ..........................          7,858           3,102
Intangibles, net ......................................         20,327          22,959
Goodwill, net .........................................         53,088          48,829
Fixed assets, net .....................................         50,780          56,891
                                                             ---------       ---------
Total assets ..........................................      $ 212,144       $ 190,748
                                                             =========       =========

LIABILITIES
Current liabilities
  Accounts payable ....................................      $   7,669       $  10,627
  Accrued liabilities .................................         25,678          25,811
  Current portion of long-term debt ...................         10,058          10,285
                                                             ---------       ---------
Total current liabilities .............................         43,405          46,723

Other long-term liabilities ...........................          2,493           2,607
Long-term debt, less current maturities ...............         12,341          19,242
Minority interests ....................................          9,751          10,907

SHAREHOLDERS' EQUITY
Capital stock .........................................        419,738         397,878
Option and warrant equity .............................          4,877           8,143
Accumulated deficit ...................................       (280,461)       (294,752)
                                                             ---------       ---------
Total shareholders' equity ............................        144,154         111,269
                                                             ---------       ---------
Total liabilities and shareholders' equity ............      $ 212,144       $ 190,748
                                                             =========       =========

See the accompanying notes to unaudited interim consolidated financial statements.
                                       4

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                                                 SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                                --------------
                                                                                             2004           2003
                                                                                             ----           ----
OPERATING ACTIVITIES

Net income (loss) ...................................................................      $ 14,291       $ (2,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization .....................................................         9,018         11,047
  Write-off of investment in research and development arrangement ...................           724             --
  Minority interests ................................................................         4,328          2,502
  Earnings from equity investments ..................................................        (1,012)            --
  Loss (gain) on disposal of fixed assets ...........................................           742           (391)
  Gain on the sale of subsidiary ....................................................        (1,143)            --
  Compensation expense ..............................................................           575             --
  Adjustment to the fair value of investments and long-term receivables
    and impairment of fixed assets ..................................................        (1,206)          (402)
  Restructuring and other costs .....................................................            --            527
Changes in operating assets and liabilities:
  Accounts receivable ...............................................................        (3,772)        (3,784)
  Prepaid expenses and other current assets .........................................        (1,469)        (1,160)
  Accounts payable and accrued liabilities ..........................................        (1,696)        (5,055)
                                                                                           --------       --------
Cash provided by operating activities ...............................................        19,380            901
                                                                                           --------       --------

INVESTING ACTIVITIES
Purchase of fixed assets ............................................................        (3,761)        (2,587)
Proceeds from sale of fixed assets ..................................................           467            548
Divestitures of investments and subsidiaries, net of cash sold ......................          (271)           221
Investment in research and development arrangements .................................          (724)            --
Distributions received from equity investees ........................................           680             --
Acquisitions and investments, net of cash acquired ..................................        (4,570)        (2,622)
Purchase of short-term investments ..................................................            --           (324)
Other ...............................................................................           907            273
                                                                                           --------       --------
Cash used in investing activities ...................................................        (7,272)        (4,491)
                                                                                           --------       --------

FINANCING ACTIVITIES
Restricted cash movement ............................................................            24           (439)
Principal payments of debt financing and capital leases .............................        (8,305)        (3,979)
Distributions to minority interests .................................................        (3,715)        (1,802)
Proceeds from debt financing ........................................................            --          1,450
Proceeds from the issuance of common stock ..........................................        18,260            905
                                                                                           --------       --------
Cash provided by (used in) financing activities .....................................         6,264         (3,865)
                                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents during the period ..............        18,372         (7,455)
Cash and cash equivalents, beginning of period ......................................        29,580         36,081
                                                                                           --------       --------
Cash and cash equivalents, end of period ............................................      $ 47,952       $ 28,626
                                                                                           ========       ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                                                                   OPTION
                                                          COMMON STOCK               AND
                                                          ------------             WARRANT      ACCUMULATED
                                                     SHARES         AMOUNT         EQUITY         DEFICIT          TOTAL
                                                     ------         ------         ------         -------          -----
Balance December 31, 2003 ...................         65,756      $ 397,878       $   8,143      $(294,752)      $ 111,269
 Shares issued as part of the
  employee share purchase plan ..............            112            357                                            357
 Exercise of stock options ..................          3,242         17,903                                         17,903
 Options expired or exercised ...............                         3,600          (3,600)                            --
 Variable stock option expense ..............                                           334                            334
 Net income and comprehensive
    income ..................................                                                       14,291          14,291
                                                   ---------      ---------       ---------      ---------       ---------
 Balance June 30, 2004 ......................         69,110      $ 419,738       $   4,877      $(280,461)      $ 144,154
                                                   =========      =========       =========      =========       =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 filed by TLC Vision Corporation (the "Company" or "TLCVision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. The consolidated financial statements as of December 31, 2003 and unaudited interim consolidated financial statements for the three and six months ended June 30, 2003 include the accounts and transactions of the Company and its majority-owned subsidiaries. The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2004 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

    The unaudited interim consolidated financial statements for the three- and six-month period ended June 30, 2003 include certain reclassifications to conform with classifications for the three- and six-month period ended June 30, 2004.

    Earnings per share was computed using the weighted average number of common shares outstanding during each period. The diluted weighted average shares outstanding calculation for the three and six months ended June 30, 2004 includes 2.7 million shares and 2.6 million shares, respectively, for the dilutive effect of outstanding stock options using the treasury stock method and the average stock price during the respective periods.

    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

    In general, a VIE is any legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant individual decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

    Prior to the adoption of FIN 46, the Company did not consolidate the physician practices that were managed but not owned by the Company. These managed physician practices were determined to be variable interest entities for which the

    Company is the primary beneficiary. As a result, the physician practices have been consolidated as of January 1, 2004. The adoption of FIN 46 resulted in an increase of total assets of $48,000 as of June 30, 2004, and an increase in revenues and cost of revenues for the managed refractive centers, no material impact on gross margin or operating income, and no impact on net income. Prior periods were not restated. The following pro forma amounts reflect the effect of FIN 46 assuming it is applied retroactively:

                                          THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                    2004                    2003                   2004                    2003
                                    ----                    ----                   ----                    ----
                                   Actual          Actual        Pro forma        Actual          Actual        Pro forma
Revenues:
   Refractive:
     Centers                      $  36,374      $  26,237       $  30,212       $  75,212      $  57,160       $  66,018
     Access                          10,544          9,647           9,647          22,593         20,576          20,576
   Other healthcare services         17,743         11,648          11,648          32,031         23,386          23,386
                                  ---------      ---------       ---------       ---------      ---------       ---------
Total Revenues                       64,661         47,532          51,507         129,836        101,122         109,980

Cost of revenue:
   Refractive:
      Centers                        24,645         20,636          24,583          50,797         43,179          51,968
      Access                          7,135          6,481           6,481          15,307         13,643          13,643
   Other healthcare services         10,574          7,950           7,950          19,712         15,430          15,430
                                  ---------      ---------       ---------       ---------      ---------       ---------
Total cost of revenues               42,354         35,067          39,014          85,816         72,252          81,041
                                  ---------      ---------       ---------       ---------      ---------       ---------

Gross margin                      $  22,307      $  12,465       $  12,493       $  44,020      $  28,870       $  28,939
                                  =========      =========       =========       =========      =========       =========

General and administrative        $   7,400      $   8,313       $   8,341       $  15,301      $  16,332       $  16,401
                                  =========      =========       =========       =========      =========       =========

Net income (loss)                 $   6,239      $  (3,453)      $  (3,453)      $  14,291      $  (2,383)      $  (2,383)
                                  =========      =========       =========       =========      =========       =========

Basic earnings (loss)
   per share                      $    0.09      $   (0.05)      $   (0.05)      $    0.21      $   (0.04)      $   (0.04)
                                  =========      =========       =========       =========      =========       =========

Diluted earnings (loss)
   per share                      $    0.09      $   (0.05)      $   (0.05)      $    0.20      $   (0.04)      $   (0.04)
                                  =========      =========       =========       =========      =========       =========

     As a result of the elimination of the distinction between owned and managed centers upon the adoption of FIN 46, their revenue and costs are no longer identified separately on the Company's consolidated statement of operations.

     Although the Company's investment in Vascular Sciences is considered to be a variable interest in a VIE, the Company does not consolidate Vascular Sciences as it is not the primary beneficiary.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded compensation expense of $155,000 and $575,000 during the three and six months ended June 30, 2004, respectively, including $15,000 and $334,000, respectively, of variable stock option expense for options repriced in 2002. The following table illustrates the pro forma net income and net income per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         2004           2003           2004           2003
                                                         ----           ----           ----           ----
Net income (loss) as reported ..................       $  6,239       $ (3,453)      $ 14,291       $ (2,383)
Add back stock-based employee ..................
  compensation cost included in reported
  net income (loss) ............................             15             --            334             --
Less stock-based employee compensation
  cost determined under fair value based
  method for all awards ........................           (278)          (259)          (554)          (528)
                                                       --------       --------       --------       --------
Pro forma net income (loss) ....................       $  5,976       $ (3,712)      $ 14,071       $ (2,911)
                                                       ========       ========       --------       --------
Pro forma earnings (loss) per share - basic ....       $   0.09       $  (0.06)      $   0.21       $  (0.05)
                                                       ========       ========       ========       ========
Pro forma earnings (loss) per share - diluted ..       $   0.08       $  (0.06)      $   0.20       $  (0.05)
                                                       ========       ========       ========       ========

3. ACQUISITIONS AND DISPOSITIONS

    On January 1, 2004, the Company settled a lawsuit brought by Thomas S. Tooma, M.D. and TST Acquisitions, LLC ("TST") in October 2002. Under the terms of the settlement, the Company sold approximately 24% of Laser Eye Care of California ("LECC") and 30% of its California access business to TST for $2.3 million. The Company continues to hold a 30% ownership in LECC and a 70% ownership in the California access business. The Company recorded a $1.1 million gain on the sale of these business interests which is included in "other income (expense), net" in the accompanying statements of operations. Effective January 1, 2004, the Company deconsolidated LECC and began reporting its interest in LECC under the equity method of accounting because it no longer owns a controlling interest in the entity.

    On March 1, 2004, OR Partners, Inc., a subsidiary of TLCVision, entered into a purchase agreement to acquire 70% of an ambulatory surgery center ("ASC") in Texas, which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $3.8 million in cash, substantially all of which was goodwill. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

4. SEGMENT INFORMATION

    The Company has two reportable segments: refractive and cataract. The refractive segment provides the primary source of revenues for the Company and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers, Company-managed laser centers and the access and mobile refractive business services. The cataract segment provides surgery specifically for the treatment of cataracts. Other segments consist of healthcare businesses that provide network marketing and purchasing management to optometrists, manage cataract and eye care centers and develop and manage professional healthcare facilities. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

    Doctors compensation as presented in the segment information of the financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's laser centers. Where the Company manages laser centers due to certain state law requirements, it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. In 2003, the costs associated with arranging for these professional services were reported as a cost of the professional corporation and not of the Company. In 2004, the costs associated with arranging for these professional services were reported as a cost of the Company due to the adoption of FIN 46.

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's business units were acquired or developed as a unit, and management at the time of acquisition was retained.

    The following tables set forth information by segments:

         THREE MONTHS ENDED JUNE 30, 2004
                  (IN THOUSANDS)                             REFRACTIVE     CATARACT        OTHER          TOTAL
                  --------------                             ----------     --------        -----          -----
Revenues ..............................................      $ 46,926       $  6,988        $10,747       $ 64,661
Expenses:
  Doctor compensation .................................         7,370             --             27          7,397
  Operating ...........................................        29,937          5,555          6,896         42,388
  Research and development ............................            --             --            350            350
  Depreciation ........................................         2,639            550            215          3,404
  Amortization of intangibles .........................           842            104            111          1,057
  Adjustment to the fair value of investments
    and long-term receivables .........................        (1,206)            --             --         (1,206)
  Restructuring, severance and other charges ..........         2,755             --             --          2,755
                                                             --------       --------       --------       --------
                                                               42,337          6,209          7,599         56,145
                                                             --------       --------       --------       --------
Income from operations ................................         4,589            779          3,148          8,516
Other income and interest expense, net ................           145            (28)          (411)          (294)
Minority interests ....................................          (624)            --         (1,830)        (2,454)
Earnings from equity investments.......................           491             --            122            613
Income taxes ..........................................           (41)            --           (101)          (142)
                                                             --------       --------       --------       --------
Net income ............................................      $  4,560       $    751       $    928       $  6,239
                                                             ========       ========       ========       ========

         THREE MONTHS ENDED JUNE 30, 2003
                  (IN THOUSANDS)                            REFRACTIVE      CATARACT         OTHER          TOTAL
                  --------------                            ----------      --------         -----          -----
Revenues ..............................................      $ 35,884       $  6,196       $  5,452       $ 47,532
Expenses:
  Doctor compensation .................................         2,582             --             50          2,632
  Operating ...........................................        31,539          5,273          3,617         40,429
  Depreciation ........................................         3,024            579            212          3,815
  Amortization of intangibles .........................         1,359            108            211          1,678
  Adjustment to the fair value of investments and long-
    term receivables ..................................          (651)            --             --           (651)
  Restructuring, severance and other charges ..........         1,720             --             --          1,720
                                                             --------       --------       --------       --------
                                                               39,573          5,960          4,090         49,623
                                                             --------       --------       --------       --------
Income (loss) from operations .........................        (3,689)           236          1,362         (2,091)
Other income and interest expense, net ................             5             39           (239)          (195)
Minority interests ....................................          (261)            --           (700)          (961)
Income taxes ..........................................            33             18           (257)          (206)
                                                             --------       --------       --------       --------
Net income (loss) .....................................      $ (3,912)      $    293       $    166       $ (3,453)
                                                             ========       ========       ========       ========

          SIX MONTHS ENDED JUNE 30, 2004
                  (IN THOUSANDS)                            REFRACTIVE      CATARACT        OTHER          TOTAL
                  --------------                            ----------      --------       --------       --------
Revenues ..............................................      $ 97,813       $ 12,980       $ 19,043       $129,836
Expenses:
  Doctor compensation .................................        15,058             --             45         15,103
  Operating ...........................................        62,252         10,642         12,500         85,394
  Research and development ............................            --             --            724            724
  Depreciation ........................................         5,406          1,137            406          6,949
  Amortization of intangibles .........................         1,640            209            220          2,069
  Adjustment to the fair value of investments
    and long-term receivables .........................        (1,206)            --             --         (1,206)
  Restructuring, severance and other charges ..........         2,755             --             --          2,755
                                                             --------       --------       --------       --------
                                                               85,905         11,988         13,895        111,788
                                                             --------       --------       --------       --------
Income from operations ................................        11,908            992          5,148         18,048
Other income and interest expense, net ................           535            (51)          (633)          (149)
Minority interests ....................................        (1,370)            --         (2,958)        (4,328)
Earnings from equity investments.......................           890             --            122          1,012
Income taxes ..........................................          (114)            (1)          (177)          (292)
                                                             --------       --------       --------       --------
Net income ............................................      $ 11,849       $    940       $  1,502       $ 14,291
                                                             ========       ========       ========       ========

          SIX MONTHS ENDED JUNE 30, 2003
                  (IN THOUSANDS)                            REFRACTIVE      CATARACT        OTHER          TOTAL
                  --------------                            ----------      --------        -----          -----
Revenues ..............................................      $ 77,736       $ 11,572       $ 11,814       $101,122
Expenses:
  Doctor compensation .................................         5,583             --             86          5,669
  Operating ...........................................        64,288          9,880          8,207         82,375
  Depreciation ........................................         6,119          1,140            438          7,697
  Amortization of intangibles .........................         2,935            204            211          3,350
  Adjustment to the fair value of investments
     and long-term receivables ........................          (448)            --             --           (448)
  Restructuring, severance and other charges...........         1,720             --             --          1,720
                                                             --------       --------       --------       --------
                                                               80,197         11,224          8,942        100,363
                                                             --------       --------       --------       --------
Income (loss) from operations .........................        (2,461)           348          2,872            759
Other income and interest expense, net ................           252             (1)          (446)          (195)
Minority interests ....................................        (1,154)            --         (1,348)        (2,502)
Income taxes ..........................................           (49)            18           (414)          (445)
                                                             --------       --------       --------       --------
Net income (loss) .....................................      $ (3,412)      $    365       $    664       $ (2,383)
                                                             ========       ========       ========       ========

5. SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash transactions:

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                   2004               2003
                                                   ----               ----
Capital assets financed and leased.....          $   959            $  5,592
Common stock issued for acquisition....               --                  96

    Cash paid for the following:

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                   2004               2003
                                                   ----               ----
Interest...............................           $1,364            $  1,633
Income taxes...........................              181                 160

6. INVESTMENTS AND OTHER ASSETS

    As of December 31, 2002, the Company maintained a $1.9 million reserve against a $2.3 million long-term receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company had determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. During the first six months of 2003, the secondary care provider was profitable, improved its financial strength and consistently made all payments to the Company when due. As a result, the Company reevaluated the collectibility of this note receivable as of June 30, 2003 and recorded an adjustment to the fair value of investments and long-term receivables of $0.7 million to reverse a portion of the reserve.

    During the last six months of 2003 and the first six months of 2004, this secondary care provider continued to improve its profitability and financial position and made all of its payments to the Company when due. As a result, the Company reevaluated the collectibility of the note again as of June 30, 2004 and recorded an adjustment to the fair value of investments and long-term receivables to reverse the remaining reserve of $1.2 million.

7. RESTRUCTURING, SEVERANCE AND OTHER CHARGES

    During the three and six months ended June 30, 2004, the Company recorded a $2.5 million charge for severance payments to two officers under the terms of employment contracts and a $0.3 million charge related to ongoing lease payment obligations at previously closed centers. The severance payments will be paid out within the next six to nine months, while the lease costs will be paid out over the remaining term of the lease.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "plans," "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the period ended December 31, 2003. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLCVision" shall mean TLC Vision Corporation and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

OVERVIEW

    TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) and its subsidiaries ("TLCVision" or the "Company") is a diversified healthcare service company focused on working with eye doctors to help them provide high quality patient care in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and managing fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Aspen Healthcare and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with Vascular Sciences Corporation ("VSC") to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

    The Company serves surgeons who performed over 137,000 procedures including cataract procedures at the Company's centers or using the Company's laser and cataract access programs during the six-month period ended June 30, 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

    As a result of adopting FIN 46, the Company began consolidating the physician practices that are managed but not owned by the Company on January 1, 2004. The consolidation resulted in the Company recording an additional $4.5 million in center revenue, $4.4 million in center cost of revenue and $0.1 million in general and administrative expenses during the second quarter of 2004 as the revenue earned and expenses paid (primarily doctors compensation) by the physician practices are now included in the Company's results. The consolidation had no impact on net income for the quarter.

    Prior to the adoption, doctors compensation and related revenue were not reflected in the Company's statement of operations for the managed centers, but were reflected in the Company's statement of operations for the owned centers. The Company previously presented the revenues and cost of revenues of managed centers and owned centers separately in the statements of operations due to different profit margins. Beginning with the first quarter of 2004, the Company presents all centers, managed and owned, together because both types of centers now include doctors compensation and the related revenue.

    The increase in center revenue attributed to the adoption of FIN 46 is partially offset by the deconsolidation of LECC in connection with the sale of a portion of the Company's interest in LECC. The results of operations for the three months ended June 30, 2003, included $3.5 million in center revenues related to LECC whereas the results of operations for the three months ended June 30, 2004 include no center revenue for LECC because LECC is accounted for using the equity method of accounting beginning January 1, 2004.

    Total revenues for the three months ended June 30, 2004 were $64.7 million, an increase of $17.2 million, or 36% over revenues of $47.5 million for the three months ended June 30, 2003. Approximately 73% of total revenues for the three months ended June 30, 2004 were derived from refractive services compared to 75% during the three months ended June 30, 2003, reflecting the Company's success in diversifying into other healthcare businesses.

    Revenues from the refractive segment for the three months ended June 30, 2004 were $46.9 million, an increase of $11.0 million or 31% from $35.9 million for the three months ended June 30, 2003. This increase was primarily due to a 16% increase in procedure volume and higher average pricing associated with the introduction of Custom LASIK in June 2003.

    Revenues from centers for the three months ended June 30, 2004 were $36.4 million, an increase of $10.2 million, or 39% from the revenues of $26.2 million for the three months ended June 30, 2003. Higher procedure volumes at centers, higher pricing due to Custom LASIK and additional revenue as a result of adopting FIN 46 were partially offset by lost revenue from several unprofitable centers that were closed subsequent to June 30, 2003. Management believes center revenues will continue to outpace prior year revenue throughout 2004.

    Revenues from access services for the three months ended June 30, 2004 were $10.5 million, an increase of $0.9 million or 9% from revenues of $9.6 million for the three months ended June 30, 2003. The growth in the access business resulted from increased procedure volume.

    Approximately 51,600 refractive procedures were performed in the three months ended June 30, 2004, compared to approximately 44,600 procedures for the three months ended June 30, 2003. This 7,000 or 16% increase in procedures was primarily due to 5,900 or 24% more procedures at centers open during both the three months ended June 30, 2004 and 2003 and 1,700 or 9% more procedures for the access business offset by the absence of 600 procedures at centers that were closed within the past year. Procedures for LECC are included in both periods and account for 4,000 procedures for the three months ended June 30, 2004, an increase of 900 procedures over the prior year period.

    The cost of refractive revenues for the three months ended June 30, 2004 was $31.8 million, an increase of $4.7 million, or 17% over the cost of refractive revenues of $27.1 million for the three months ended June 30, 2003. This increase was primarily attributable to increased procedure volume and higher costs associated with Custom LASIK. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 32% during the three months ended June 30, 2004 from 24% in the prior year period.

    The cost of revenues from centers for the three months ended June 30, 2004 was $24.6 million, an increase of $4.0 million, or 19% from the cost of revenues of $20.6 million from the three months ended June 30, 2003. This increase primarily resulted from $2.1 million of higher costs related to increased procedure volume and $4.4 million of costs resulting from the Company's adoption of FIN 46 effective January 1, 2004 (as compared to none in the prior year period). These increases were offset by $2.5 million in cost of revenues for LECC during the three months ended June 30, 2003 (as compared to none during the three months ended June 30, 2004) since LECC is now reported in the Company's Consolidated Statement of Operations using the equity method.

    Gross margins from centers increased to 32% for the three months ended June 30, 2004 from 21% during the prior year period as increased procedure volumes led to strong incremental variable margin gains at many of the Company's centers. This margin percentage increase was diluted by the consolidation of the physician practices managed by the Company due to the adoption of FIN 46. For comparison purposes, had the Company consolidated the physician practices during 2003, the gross margin percentage would have been 19% for the quarter ended June 30, 2003.

    The cost of revenues from access services for the three months ended June 30, 2004 was $7.1 million, an increase of $0.6 million or 10% from the cost of revenues of $6.5 million during the three months ended June 30, 2003. This increase primarily resulted from higher procedure volume. Gross margins decreased to 32% from 33% due to pricing pressure from competitors and higher costs associated with Custom LASIK.

    Revenues from other healthcare services for the three months ended June 30, 2004, were $17.7 million, an increase of $6.1 million or 52% from revenues of $11.6 million for the three months ended June 30, 2003. Approximately 27% of total revenues for the three months ended June 30, 2004 were derived from other healthcare services compared to 25% during the three months ended June 30, 2003. The increase in other healthcare services revenue resulted from internal growth of existing business and contributions from businesses acquired within the past year, and was reflective of the Company's stated diversification strategy to increase non-refractive eye care services.

    The cost of revenues from other healthcare services for the three months ended June 30, 2004 was $10.6 million, an increase of $2.6 million or 33% from cost of revenues of $8.0 million for the three months ended June 30, 2003. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. Gross margins increased to 40% from 32% due to volume growth and a higher percentage of revenue generated from OR Partners and Vision Source, which provide services with higher gross margin percentages than other businesses within the other healthcare services category.

    General and administrative expenses decreased to $7.4 million for the three months ended June 30, 2004 from $8.3 million for the three months ended June 30, 2003. The $0.9 million or 11% decrease reflected the Company's success in controlling overhead costs despite a 36% increase in revenue. Accordingly, general and administrative expenses as a percentage of revenue decreased to 11% from 17% compared to the prior year quarter.

    Marketing expenses of $3.4 million decreased by $0.1 million or 2% for the three months ended June 30, 2004 from $3.5 million for the three months ended June 30, 2003. Marketing expenses as a percentage of revenue decreased to 5% from 7% in the prior year period, reflecting the Company's success in increasing revenue while controlling marketing expenses.

    Research and development expenses were $0.4 million for the three months ended June 30, 2004, relating to investments made to fund research and development efforts by VSC to achieve Food and Drug Administration ("FDA") approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received FDA approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by VSC.

    Amortization expenses decreased to $1.1 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003. This decrease was largely due to the reduction in intangible assets (Practice Management Agreements) resulting from the deconsolidation of LECC.

    As of June 30, 2004, the Company fully reversed a reserve by $1.2 million related to a long-term note receivable due to a consistent payment history and continually improving financial strength of the debtor. The Company had initially reduced the reserve in the prior year period by $0.7 million due to a similar valuation analysis.

    The Company recorded a $2.5 million charge for severance payments to two officers under the terms of employment contracts and a $0.3 million charge for ongoing lease payment obligations at previously closed centers during the three months ended June 30, 2004. The Company recorded a $1.7 million charge during the three months ended June 30, 2003 primarily relating to the closing of four unprofitable centers.

    Interest expense, net of $0.3 million for the three months ended June 30, 2004 reflected interest expense from debt and lease obligations, partially offset by interest income from the Company's cash position. In the prior year period, average debt levels were higher resulting in net interest expense of $0.4 million.

    Minority interest expense was $2.5 million for the three months ended June 30, 2004, an increase of $1.5 million from $1.0 million for the three months ended June 30, 2003. This increase results from higher profits at certain of the Company's subsidiaries in which partners hold minority interests.

    Earnings from equity investments of $0.6 million for the three months ended June 30, 2004 resulted primarily from $0.2 million of earnings related to the Company's minority ownership investment in LECC and $0.3 million of earnings related to the Company's minority ownership investment in a secondary care service provider.

    Income tax expense was $0.1 million for the three months ended June 30, 2004 and 2003. The $0.1 million tax expense primarily consisted of federal and state taxes for certain of the Company's subsidiaries where a consolidated federal and state tax return cannot be filed. The current year federal income tax expense attributable to the Company and subsidiaries included in the consolidated federal return was offset by the reversal of valuation allowances as the Company anticipates utilizing net operating loss carryforwards.

    Net income for the three months ended June 30, 2004 was $6.2 million or $0.09 per share compared to loss of $3.5 million or $0.05 per share for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

    As a result of adopting FIN 46, the Company began consolidating the physician practices that are managed but not owned by the Company on January 1, 2004. The consolidation resulted in the Company recording an additional $9.0 million in center revenue, $8.9 million in center cost of revenue and $0.1 million in general and administrative expenses during the six months ended June 30, 2004, as the revenue earned and expenses paid (primarily doctors compensation) by the physician practices are now included in the Company's results. The consolidation had no impact on net income for the six months ended June 30, 2004.

    Prior to the adoption, doctors compensation and related revenue were not reflected in the Company's statement of operations for the managed centers, but were reflected in the Company's statement of operations for the owned centers. The Company previously presented the revenues and cost of revenues of managed centers and owned centers separately in the statements of operation due to different profit margins. Beginning with the first quarter of 2004, the Company presents all centers, managed and owned, together because both types of centers now include doctors compensation and the related revenue.

    The increase in revenue attributed to the adoption of FIN 46 is partially offset by the deconsolidation of LECC in connection with the sale of a portion of the Company's interest in LECC. The results of operations for the six months ended June 30, 2003, included $7.0 million in center revenues related to LECC whereas the results of operations for the six months ended June 30, 2004 include no center revenue for LECC because LECC is accounted for using the equity method of accounting beginning January 1, 2004.

    Total revenues for the six months ended June 30, 2004 were $129.8 million, an increase of $28.7 million, or 28% over revenues of $101.1 million for the six months ended June 30, 2003. Approximately 75% of total revenues for the six months ended June 30, 2004 were derived from refractive services compared to 77% during the six months ended June 30, 2003, reflecting the Company's success in diversifying into other healthcare businesses.

    Revenues from the refractive segment for the six months ended June 30, 2004 were $97.8 million, an increase of $20.1 million or 26% from $77.7 million for the six months ended June 30, 2003. This increase was primarily due to a 11% increase in procedure volume and higher average pricing associated with the introduction of Custom LASIK in June 2003.

    Revenues from centers for the six months ended June 30, 2004 were $75.2 million, an increase of $18.0 million, or 32% from the revenues of $57.2 million for the six months ended June 30, 2003. Higher procedure volumes at centers, higher pricing due to Custom LASIK and additional revenue as a result of adopting FIN 46 were partially offset by lost revenue from several unprofitable centers that were closed subsequent to December 31, 2002. Management believes center revenues will continue to outpace prior year revenue throughout 2004.

    Revenues from access services for the six months ended June 30, 2004 were $22.6 million, an increase of $2.0 million or 10% from revenues of $20.6 million for the six months ended June 30, 2003. The growth in the access business resulted from increased procedure volume.

    Approximately 108,500 refractive procedures were performed in the six months ended June 30, 2004, compared to approximately 98,000 procedures for the six months ended June 30, 2003. This 10,500 or 11% increase in procedures was primarily due to 10,300 or 20% more procedures at centers open during both the six months ended June 30, 2004 and 2003 and 2,700 or 6% more procedures for the access business offset by the absence of 2,500 procedures at centers that were closed within the past year. Procedures for LECC are included in both periods and account for 8,000 procedures for the six months ended June 30, 2004, an increase of 1,600 procedures over the prior year period.

    The cost of refractive revenues for the six months ended June 30, 2004 was $66.1 million, an increase of $9.3 million, or 16% over the cost of refractive revenues of $56.8 million for the six months ended June 30, 2003. This increase was primarily attributable to increased procedure volume and higher costs associated with Custom LASIK. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 32% during the six months ended June 30, 2004 from 27% in the prior year period.

    The cost of revenues from centers for the six months ended June 30, 2004 was $50.8 million, an increase of $7.6 million, or 18% from the cost of revenues of $43.2 million from the six months ended June 30, 2003. This increase primarily resulted from $3.6 million of higher costs related to increased procedure volume and $8.9 million of costs resulting from the Company's adoption of FIN 46 effective January 1, 2004 (as compared to none in the prior year period). These increases are offset by $4.9 million in cost of revenues for LECC during the six months ended June 30, 2003 (as compared to none during the six months ended June 30, 2004) since LECC is now reported in the Company's Consolidated Statement of Operations using the equity method.

    Gross margins from centers increased to 32% for the six months ended June 30, 2004 from 24% during the prior year period as increased procedure volumes led to strong incremental variable margin gains at many of the Company's centers. This margin percentage increase was diluted by the consolidation of the physician practices managed by the Company due to the adoption of FIN 46. For comparison purposes, had the Company consolidated the physician practices during 2003, the gross margin percentage would have been 21% for the six months ended June 30, 2003.

    The cost of revenues from access services for the six months ended June 30, 2004 was $15.3 million, an increase of $1.7 million or 12% from the cost of revenues of $13.6 million during the six months ended June 30, 2003. This increase primarily resulted from higher procedure volume. Gross margins decreased to 32% from 34% due to pricing pressure from competitors and higher costs associated with Custom LASIK.

    Revenues from other healthcare services for the six months ended June 30, 2004, were $32.0 million, an increase of $8.6 million or 37% from revenues of $23.4 million for the six months ended June 30, 2003. Approximately 25% of total revenues for the six months ended June 30, 2004 were derived from other healthcare services compared to 23% during the six months ended June 30, 2003. The increase in other healthcare services revenue resulted from internal growth of existing business and contributions from businesses acquired within the past year, and was reflective of the Company's stated diversification strategy to increase non-refractive eye care services.

    The cost of revenues from other healthcare services for the six months ended June 30, 2004 was $19.7 million, an increase of $4.3 million or 28% from cost of revenues of $15.4 million for the six months ended June 30, 2003. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. Gross margins increased to 38% from 34% due to volume growth and a higher percentage of revenue generated from OR Partners and Vision Source, which provide services with higher gross margin percentages than other businesses within the other healthcare services category.

    General and administrative expenses decreased to $15.3 million for the six months ended June 30, 2004 from $16.3 million for the six months ended June 30, 2003. The $1.0 million or 6% decrease reflected the Company's success in controlling overhead costs despite a 28% increase in revenue. Accordingly, general and administrative expenses as a percentage of revenue decreased to 12% from 16% compared to the prior year period.

    Marketing expenses of $6.3 million decreased by $0.9 million or 12% for the six months ended June 30, 2004 from $7.2 million for the six months ended June 30, 2003. Marketing expenses as a percentage of revenue decreased to 5% from 7% in the prior year period, reflecting the Company's success in increasing revenue while controlling marketing expenses.

    Research and development expenses were $0.7 million for the six months ended June 30, 2004, relating to investments made to fund research and development efforts by VSC to achieve FDA approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received FDA approval, the

Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by VSC.

    Amortization expenses decreased to $2.1 million for the six months ended June 30, 2004 from $3.4 million for the six months ended June 30, 2003. This decrease was largely due to the reduction in intangible assets (Practice Management Agreements) resulting from the deconsolidation of LECC.

    As of June 30, 2004, the Company fully reversed a reserve by $1.2 million related to a long-term receivable due to a consistent payment history and continually improving financial strength of the debtor. In the prior year period, the Company had initially reduced the reserve by $0.7 million due to a similar valuation analysis and wrote down the value of an unrelated investment by $0.2 million due to an other than temporary decline in its value.

    During the six months ended June 30, 2004, the Company recorded a $2.5 million charge for severance payments to two officers under the terms of employment contracts and a $0.3 million charge for ongoing lease payment obligations at previously closed centers. The Company had recorded $1.7 million of restructuring charges during the six months ended June 30, 2003 primarily relating to the closing of four unprofitable centers.

    Other income and expense of $0.5 million for the six months ended June 30, 2004 primarily resulted from a $1.1 million gain on the sale of a controlling interest in LECC offset by a $0.8 million loss related to the disposal of fixed assets. During the six months ended June 30, 2003, the Company recorded $0.6 million in other revenue.

    Interest expense, net of $0.7 million for the six months ended June 30, 2004 reflected interest expense from debt and lease obligations, partially offset by interest income from the Company's cash position. In the prior year period, average debt levels were higher resulting in net interest expense of $0.8 million.

    Minority interest expense was $4.3 million for the six months ended June 30, 2004, an increase of $1.8 million from $2.5 million for the six months ended June 30, 2003. This increase results from higher profits at certain of the Company's subsidiaries in which partners hold minority interests.

    Earnings from equity investments of $1.0 million for the six months ended June 30, 2004 resulted primarily from $0.6 million of earnings related to the Company's minority ownership investment in LECC and $0.3 million of earnings related to the Company's minority ownership investment in a secondary care service provider.

    Income tax expense was $0.3 million for the six months ended June 30, 2004 and 2003. The $0.3 million tax expense primarily consisted of federal and state taxes for certain of the Company's subsidiaries where a consolidated federal and state tax return cannot be filed. The current year federal income tax expense attributable to the Company and subsidiaries included in the consolidated federal return was offset by the reversal of valuation allowances as the Company anticipates utilizing net operating loss carryforwards.

    Net income for the six months ended June 30, 2004 was $14.3 million or $0.20 per share compared to loss of $2.4 million or $0.04 per share for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 2004, the Company continued to focus its activities primarily on increasing procedure volumes at its centers, reducing operating costs, and expanding its other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents, short-term investments and restricted cash were $49.6 million at June 30, 2004 compared to $31.7 million at December 31, 2003. Working capital at June 30, 2004 was $35.3 million, an increase of $24.4 million from $10.9 million at December 31, 2003.

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

    During the six months ended June 30, 2004, the Company invested $3.8 million in fixed assets and received vendor lease financing for $1.0 million of fixed assets.

    The Company does not expect to purchase additional excimer lasers during the next 12 to 18 months, however, existing lasers and flap-making technology may need to be upgraded. The Company has access to vendor financing at fixed interest rates or on a per-procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

    The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for at least the next 12 to 18 months.

    At December 31, 2003, the Company had $2.1 million of exit liabilities primarily related to the restructuring of operations in connection with the LaserVision merger, including several centers that have been closed. During the six months ended June 30, 2004, the Company reserved an additional liability of $0.3 million related to ongoing lease payment obligations at previously closed centers and made cash payments of $1.0 million toward previous liability obligations.

    As previously announced, the Company believes that a separation and possible initial public offering ("IPO") of VSC's patented Rheopheresis blood filtration process business ("RHEO") would maximize its potential and result in the highest value for the Company and its shareholders. As a result, the Company and the other major shareholders of VSC have in principle agreed to a plan to proceed with a re-organization that would combine VSC and OccuLogix LP (a limited partnership 50% owned by TLCVision), into a new stand-alone company focused on development of the RHEO procedure and the sales and distribution of RHEO filters and OctoNova pumps. The Company will continue to explore a potential IPO during the remainder of 2004.

CASH PROVIDED BY OPERATING ACTIVITIES

    Net cash provided by operating activities was $19.4 million for the six months ended June 30, 2004. The cash flows provided by operating activities during the six months ended June 30, 2004 were primarily due to net income of $14.3 million plus non-cash items including depreciation and amortization of $9.0 million, minority interest expense of $4.3 million and a loss on the disposal of fixed assets of $0.7 million, offset by an increase in net operating assets of $6.9 million, a gain on the sale of a subsidiary of $1.1 million, and a reversal of a long-term receivable reserve of $1.2 million. The increase in net operating assets consisted of a $3.8 million increase in accounts receivable due primarily to higher revenues, a $1.5 million increase in prepaid expenses, and a $1.7 million decrease in accounts payable and accrued liabilities. Settlement of litigation or payment of accrued liabilities in future periods could reduce cash without affecting working capital.

CASH USED IN INVESTING ACTIVITIES

    Net cash used in investing activities was $7.3 million for the six months ended June 30, 2004. Cash used in investing activities during the six-month period ended June 30, 2004 included $4.6 million for business acquisitions, $3.8 million for the capital expenditures, $0.7 million for investments in research and development with Vascular Sciences, and $0.3 million in net cash associated with the sale of a portion of the Company's interest in LECC. These cash outflows are offset by a $0.9 million decrease in other assets, $0.7 million in cash distributions received from equity investees, and $0.5 million of proceeds from the sale of fixed assets. The $0.3 million decrease in cash related to the sale of the Company's controlling interest in the LECC consists of $2.3 million in proceeds from the sale offset by a net of $2.6 million in cash that is no longer included in the consolidated balance sheet because the LECC business is now accounted for using the equity method of accounting since the Company no longer holds a controlling interest in the entity.

CASH PROVIDED BY FINANCING ACTIVITIES

    Net cash provided by financing activities was $6.3 million for the six months ended June 30, 2004. Net cash provided by financing activities during the six months ended June 30, 2004 was primarily related to proceeds from the exercise of stock options of $18.3 million offset by the repayment of certain notes payable and capitalized lease obligations of $8.3 million and distribution to minority interests of $3.7 million.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of shareholders was held on June 14, 2004. At the annual meeting, shareholders of the Company voted on the following proposals: (a) to elect seven directors for the ensuing year; (b) to appoint Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors; (c) to approve the 2004 Employee Share Purchase Plan; (d) to approve amendments to the 1997 Share Purchase Plan for Canadian Employees; and (e) to approve an increase in the number of common shares reserved for the Amended and Restated Share Option Plan by 2,000,000 common shares. Each of the proposals, including the election of directors, was approved at the annual meeting.

    With respect to the election of directors, the following votes were cast:

Votes in Favor                 Votes Withheld
--------------                 --------------
 54,637,190                       204,775

    With respect to the appointment of Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors, the following votes were cast:

Votes in Favor                 Votes Withheld
--------------                 --------------
  53,385,434                      107,971

    With respect to the approval of the 2004 Employee Share Purchase Plan, the following votes were cast:

Votes in Favor                 Votes Against
--------------                 -------------
  32,247,690                     3,459,330

    With respect to the approval of the amendments to the 1997 Share Purchase Plan for Canadian Employees, the following votes were cast:

Votes in Favor                 Votes Against
--------------                 -------------
  31,705,915                      3,324,575

    With respect to the approval of an increase in the number of common shares reserved for the Amended and Restated Share Option Plan by 2,000,000 common shares, the following votes were cast:

Votes in Favor                 Votes Against
--------------                 -------------
 20,099,781                      15,564,922

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

       31.2 CFO's Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

       32.1   CEO's Certification of periodic financial report pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section
              1350.

       32.2   CFO's Certification of periodic financial report pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

       99 Reconciliation between Canadian and United States Generally Accepted Accounting Principles

       b.     Reports on Form 8-K:

              On July 14, 2004, the Company filed a Current Report on Form 8-K announcing the retirement of the Company's Chief Financial Officer and its Succession Plan.

              On May 10, 2004, the Company filed a Current Report on Form 8-K pertaining to an update with respect to its patented Rheopheresis (R) blood filtration process business.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TLC VISION CORPORATION

                                      By:   /s/   Elias Vamvakas
                                            --------------------
                                            Elias Vamvakas
                                            Chairman and Chief Executive Officer
                                            August 9, 2004

                                      By:   /s/   B. Charles Bono III
                                            -------------------------
                                            B. Charles Bono III
                                            Chief Financial Officer
                                            August 9, 2004

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