Form 10-Q
period 2004-09-30
TLC VISION CORP
filed 2004-11-09
CIK 1010610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes  [ ]No

    As of November 5, 2004 there were 69,654,095 of the registrant's Common Shares outstanding.

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements (unaudited)
                   Consolidated Statements of Operations for the three and
                     nine months ended September 30, 2004 and 2003
                   Consolidated Balance Sheets as of September 30, 2004 and December 31,
                     2003
                   Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 2004 and 2003
                   Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2004
                   Notes to Interim Consolidated Financial Statements
          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Item 4.  Controls and Procedures

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 6.  Exhibits
          Signatures

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                             -------------           -------------
                                                           2004        2003        2004        2003
                                                           ----        ----        ----        ----
Revenues
  Refractive
       Centers .......................................   $  30,955   $  24,932   $ 106,167   $  82,092
       Access ........................................       9,390       8,861      31,983      29,437
  Other healthcare services ..........................      16,299      12,221      48,330      35,607
                                                         ---------   ---------   ---------   ---------
Total revenues .......................................      56,644      46,014     186,480     147,136
                                                         ---------   ---------   ---------   ---------
Cost of revenues
  Refractive
       Centers .......................................      22,153      20,239      72,950      63,418
       Access ........................................       6,910       6,558      22,217      20,201
  Other healthcare services ..........................       9,972       7,752      29,684      23,182
                                                         ---------   ---------   ---------   ---------
Total cost of revenues ...............................      39,035      34,549     124,851     106,801
                                                         ---------   ---------   ---------   ---------
Gross margin .........................................      17,609      11,465      61,629      40,335
                                                         ---------   ---------   ---------   ---------

General and administrative ...........................       8,152       8,023      23,453      24,355
Marketing ............................................       3,350       3,118       9,679      10,275
Research and development .............................         125         975         849         975
Amortization of intangibles ..........................       1,016       1,665       3,085       5,015
Adjustment to the fair value of investments and
  long-term receivables ..............................          --         231      (1,206)       (217)
Restructuring, severance and other charges ...........          --          --       2,755       1,720
                                                         ---------   ---------   ---------   ---------
                                                            12,643      14,012      38,615      42,123
                                                         ---------   ---------   ---------   ---------
Operating income (loss) ..............................       4,966      (2,547)     23,014      (1,788)

Other income (expense), net ..........................        (237)         74         289         640
Interest expense, net ................................        (186)       (325)       (861)     (1,086)
Minority interests ...................................      (1,674)     (1,110)     (6,002)     (3,612)
Earnings from equity investments .....................         555          --       1,567          --
                                                         ---------   ---------   ---------   ---------
Income (loss) before income taxes ....................       3,424      (3,908)     18,007      (5,846)
Income tax expense ...................................        (102)       (182)       (394)       (627)
                                                         ---------   ---------   ---------   ---------
Net income (loss) ....................................   $   3,322   $  (4,090)  $  17,613   $  (6,473)
                                                         =========   =========   =========   =========
Earnings (loss) per share - basic ....................   $    0.05   $   (0.06)  $    0.26   $   (0.10)
                                                         =========   =========   =========   =========
Earnings (loss) per share - diluted ..................   $    0.05   $   (0.06)  $    0.25   $   (0.10)
                                                         =========   =========   =========   =========

Weighted average number of common shares outstanding -
  basic ..............................................      69,004      64,743      68,153      63,888
Weighted average number of common shares outstanding -
  diluted ............................................      71,353      64,743      70,832      63,888

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                           (UNAUDITED)
                                           SEPTEMBER 30,   DECEMBER 31,
                                               2004            2003
                                               ----            ----
ASSETS
Current assets
  Cash and cash equivalents ..............   $  53,496      $  29,580
  Short-term investments .................         313            748
  Accounts receivable ....................      17,386         15,617
  Prepaids and other current assets ......      12,573         11,646
                                             ---------      ---------
   Total current assets ..................      83,768         57,591

Restricted cash ..........................       1,388          1,376
Investments and other assets .............       6,237          3,102
Intangibles, net .........................      19,050         22,959
Goodwill, net ............................      53,764         48,829
Fixed assets, net ........................      48,435         56,891
                                             ---------      ---------
Total assets .............................   $ 212,642      $ 190,748
                                             =========      =========
LIABILITIES
Current liabilities
  Accounts payable .......................   $   7,378      $  10,627
  Accrued liabilities ....................      25,018         25,811
  Current portion of long-term debt ......       9,328         10,285
                                             ---------      ---------
Total current liabilities ................      41,724         46,723

Other long-term liabilities ..............       2,294          2,607
Long-term debt, less current maturities ..      10,501         19,242
Minority interests .......................       9,625         10,907

SHAREHOLDERS' EQUITY
Capital stock ............................     421,393        397,878
Option and warrant equity ................       4,244          8,143
Accumulated deficit ......................    (277,139)      (294,752)
                                             ---------      ---------
Total shareholders' equity ...............     148,498        111,269
                                             ---------      ---------
Total liabilities and shareholders'
equity ...................................   $ 212,642      $ 190,748
                                             =========      =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

                                                                              NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                          -------------------
                                                                            2004       2003
                                                                            ----       ----
OPERATING ACTIVITIES

Net income (loss) .....................................................   $ 17,613   $ (6,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization .......................................     13,304     16,807
  Write-off of investment in research and development arrangement .....        849        975
  Minority interests ..................................................      6,002      3,612
  Earnings from equity investments ....................................     (1,567)        --
  Loss (gain) on disposal of fixed assets .............................      1,032       (538)
  Gain on the sale of interest in subsidiary ..........................     (1,143)        --
  Non-cash compensation expense .......................................        424         --
  Adjustment to the fair value of investments and long-term receivables
    and impairment of fixed assets ....................................     (1,206)      (171)
  Non-cash restructuring and other costs ..............................         --        527
  Changes in operating assets and liabilities:
     Accounts receivable ..............................................     (1,876)    (4,348)
     Prepaid expenses and other current assets ........................     (1,234)      (307)
     Accounts payable and accrued liabilities .........................     (2,513)    (7,766)
                                                                          -------- ----------
Cash provided by operating activities .................................     29,685      2,318
                                                                          -------- ----------
INVESTING ACTIVITIES
Purchases of fixed assets .............................................     (4,243)    (3,724)
Proceeds from sale of fixed assets ....................................        900        548
Proceeds from divestitures of investments and subsidiaries,
net of cash ...........................................................        729        221
Investment in research and development arrangements ...................       (849)      (975)
Distributions received from equity investments ........................        792         --
Acquisitions and investments, net of cash acquired ....................     (5,245)    (7,457)
Sale of short-term investments ........................................         --        788
Other .................................................................        711        305
                                                                          -------- ----------
Cash used in investing activities .....................................     (7,205)   (10,294)
                                                                          -------- ----------
FINANCING ACTIVITIES
Restricted cash movement ..............................................        (12)      (585)
Principal payments of debt financing and capital leases ...............    (12,137)    (5,565)
Proceeds from debt financing ..........................................         --      1,450
Distributions to minority interests ...................................     (5,536)    (3,593)
Proceeds from the issuance of common stock ............................     19,121      5,516
                                                                          -------- ----------
Cash provided by (used in) financing activities .......................      1,436     (2,777)
                                                                          -------- ----------
Net increase (decrease) in cash and cash equivalents
during the period .....................................................     23,916    (10,753)
Cash and cash equivalents, beginning of period ........................     29,580     36,081
                                                                          -------- ----------
Cash and cash equivalents, end of period ..............................   $ 53,496 $   25,328
                                                                          ======== ==========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)(In thousands)

                                                                 OPTION
                                                                  AND
                                            COMMON  STOCK        WARRANT    ACCUMULATED
                                            SHARES  AMOUNT       EQUITY       DEFICIT       TOTAL
                                            ------  ------       ------       -------       -----
Balance December 31, 2003 ............     65,756  $ 397,878    $   8,143    $(294,752)   $ 111,269
 Shares issued in connection with
  the employee share purchase plan
  and 401(k) plan ....................        121        441                                    441
 Exercise of stock options ...........      3,355     18,680                                 18,680
 Options expired or exercised ........                 4,005       (4,005)                       --
 Variable stock option expense .......                                106                       106
 Value of shares issued upon meeting
  certain earnings criteria ..........                   389                                    389
 Net income ..........................                                          17,613       17,613
                                        ---------  ---------    ---------    ---------    ---------
 Balance September 30, 2004 ..........     69,232  $ 421,393    $   4,244    $(277,139)   $ 148,498
                                        =========  =========    =========    =========    =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 filed by TLC Vision Corporation (the "Company" or "TLCVision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. The consolidated financial statements as of December 31, 2003 and unaudited interim consolidated financial statements for the three and nine months ended September 30, 2003 include the accounts and transactions of the Company and its majority-owned subsidiaries. The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2004 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

      The unaudited interim consolidated financial statements for the three- and nine-month period ended September 30, 2003 include certain reclassifications to conform with classifications for the three- and nine-month period ended September 30, 2004.

      Earnings per share was computed using the weighted average number of common shares outstanding during each period. The diluted weighted average shares outstanding calculation for the three and nine months ended September 30, 2004 includes 2.3 million shares and 2.7 million shares, respectively, for the dilutive effect of outstanding stock options using the treasury stock method and the average stock price during the respective periods.

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

      FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of January 1, 2004, for the Company's interests in all VIEs. Prior to the adoption of FIN 46, the Company did not consolidate physician practices that were managed but not owned by the Company. These managed physician practices were determined to be variable interest entities for which the Company is the primary beneficiary. As a result, the physician practices have been consolidated as of January 1, 2004. The adoption of FIN 46 resulted in an increase of total assets of $104,000 as of September 30, 2004, and an increase in revenues and cost of revenues for the managed refractive centers, however the adoption had no material impact on gross margin or operating income and no impact on net income. Prior periods were not restated. The following pro forma amounts reflect the effect of FIN 46 assuming it is applied retroactively:

                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                     -----------------------------------    -----------------------------------
                                        2004               2003               2004                2003
                                     ---------    ----------------------    ---------    ----------------------
                                       Actual       Actual     Pro forma     Actual       Actual      Pro forma
                                     ---------    ----------------------    ---------    ----------------------
Revenues:
   Refractive:
    Centers                          $  30,955    $  24,932    $  28,635    $ 106,167    $  82,092    $  94,653
    Access                               9,390        8,861        8,861       31,983       29,437       29,437
   Other healthcare services            16,299       12,221       12,221       48,330       35,607       35,607
                                     ---------    ---------    ---------    ---------    ---------    ---------
Total Revenues                          56,644       46,014       49,717      186,480      147,136      159,697

Cost of Revenue:
   Refractive:
    Centers                             22,153       20,239       23,942       72,950       63,418       75,911
    Access                               6,910        6,558        6,558       22,217       20,201       20,201
   Other healthcare services             9,972        7,752        7,752       29,684       23,182       23,182
                                     ---------    ---------    ---------    ---------    ---------    ---------
Total cost of revenues                  39,035       34,549       38,252      124,851      106,801      119,294
                                     ---------    ---------    ---------    ---------    ---------    ---------

Gross margin                         $  17,609    $  11,465    $  11,465    $  61,629    $  40,335    $  40,403
                                     =========    =========    =========    =========    =========    =========
General and administrative           $   8,152    $   8,023    $   8,023    $  23,453    $  24,355    $  24,423
                                     =========    =========    =========    =========    =========    =========
Net income (loss)                    $   3,322    $  (4,090)   $  (4,090)   $  17,613    $  (6,473)   $  (6,473)
                                     =========    =========    =========    =========    =========    =========
Basic earnings (loss) per share      $    0.05    $   (0.06)   $   (0.06)   $    0.26    $   (0.10)   $   (0.10)
                                     =========    =========    =========    =========    =========    =========
Diluted earnings (loss) per share    $    0.05    $   (0.06)   $   (0.06)   $    0.25    $   (0.10)   $   (0.10)
                                     =========    =========    =========    =========    =========    =========

      As a result of the elimination of the distinction between owned and managed centers upon the adoption of FIN 46, their revenue and costs are no longer identified separately on the Company's consolidated statement of operations.

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded compensation expense (reduction of expense) of $(151,000) and $424,000 during the three and nine months ended September 30, 2004, respectively, including $(228,000) and $106,000, respectively, of variable stock option expense for options repriced in 2002. The following table illustrates the pro forma net income (loss) and net income (loss) per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   --------------------    -------------------
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                   --------------------    -------------------
                                                                    2004         2003        2004        2003
                                                                    ----         ----        ----        ----
Net income (loss) as reported ..................................   $  3,322    $ (4,090)   $ 17,613    $ (6,473)
Add (deduct) stock-based employee compensation cost (reduction
  of cost) included in reported net income (loss) ..............       (228)         --         106          --
Less stock-based employee compensation  cost determined under
  fair value based  method for all awards ......................       (311)       (227)       (865)       (755)
                                                                   --------    --------    --------    --------
Pro forma net income (loss) ....................................   $  2,783    $ (4,317)   $ 16,854    $ (7,228)
                                                                   ========    ========    --------    --------
Pro forma earnings (loss) per share - basic ....................   $   0.04    $  (0.07)   $   0.25    $  (0.11)
                                                                   ========    ========    ========    ========
Pro forma earnings (loss) per share - diluted ..................   $   0.04    $  (0.07)   $   0.24    $  (0.11)
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

      On March 1, 2004, OR Partners, Inc.("OR Partners"), a subsidiary of TLCVision, entered into a purchase agreement to acquire 70% of an ambulatory surgery center ("ASC") in Texas, which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $3.8 million in cash, substantially all of which was goodwill. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

      On August 1, 2004, OR Partners purchased an additional 5% ownership interest in its ASC in Mississippi for $0.7 million of which substantially all was allocated to goodwill.

4.    SEGMENT INFORMATION

      The Company has two reportable segments: refractive and cataract. The refractive segment provides the primary source of revenues for the Company and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of Company-owned laser centers, Company-managed laser centers and access and mobile refractive business services. The cataract segment provides surgery specifically for the treatment of cataracts. Other segments consist of healthcare businesses that provide network marketing and purchasing management to optometrists, manage cataract and eye care centers and develop and manage professional healthcare facilities. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

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

      The following tables set forth information by segments:

        THREE MONTHS ENDED SEPTEMBER 30, 2004
                   (IN THOUSANDS)                                        REFRACTIVE  CATARACT    OTHER      TOTAL
         ------------------------------------                            ----------  --------    -----      -----
Revenues ..............................................................   $ 40,345   $  7,039   $  9,260   $ 56,644
Expenses:
  Doctor compensation .................................................      6,301         --         45      6,346
  Operating ...........................................................     28,842      5,674      6,405     40,921
  Research and development ............................................         --         --        125        125
  Depreciation ........................................................      2,516        533        221      3,270
  Amortization of intangibles .........................................        765        105        146      1,016
                                                                          --------   --------   --------   --------
                                                                            38,424      6,312      6,942     51,678
                                                                          --------   --------   --------   --------
Income from operations ................................................      1,921        727      2,318      4,966
Other income and interest expense, net ................................         (4)       (37)      (382)      (423)
Minority interests ....................................................       (442)        --     (1,232)    (1,674)
Earnings from equity investments ......................................        499         --         56        555
Income taxes ..........................................................        (21)        --        (81)      (102)
                                                                          --------   --------   --------   --------
Net income ............................................................   $  1,953   $    690   $    679   $  3,322
                                                                          ========   ========   ========   ========

        THREE MONTHS ENDED SEPTEMBER 30, 2003
                   (IN THOUSANDS)                                        REFRACTIVE  CATARACT    OTHER      TOTAL
         ------------------------------------                            ----------  --------    -----      -----
Revenues ..............................................................   $ 33,793   $  6,531   $  5,690   $ 46,014
Expenses:
  Doctor compensation .................................................      2,424         --         31      2,455
  Operating ...........................................................     29,890      5,272      3,978     39,140
  Research and development ............................................         --         --        975        975
  Depreciation ........................................................      3,518        620        (43)     4,095
  Amortization of intangibles .........................................      1,461         95        109      1,665
  Adjustment to the fair value of investments and long-term
  receivables .........................................................        231         --         --        231
                                                                          --------   --------   --------   --------
                                                                            37,524      5,987      5,050     48,561
                                                                          --------   --------   --------   --------
Income (loss) from operations .........................................     (3,731)       544        640     (2,547)
Other income and interest expense, net ................................          5        (39)      (217)      (251)
Minority interests ....................................................       (422)        --       (688)    (1,110)
Income taxes ..........................................................        (85)        --        (97)      (182)
                                                                          --------   --------   --------   --------
Net income (loss) .....................................................   $ (4,233)  $    505   $   (362)  $ (4,090)
                                                                          ========   ========   ========   ========

         NINE MONTHS ENDED SEPTEMBER 30, 2004
                  (IN THOUSANDS)                                             REFRACTIVE  CATARACT     OTHER       TOTAL
         -------------------------------------                               ----------  ---------   ---------   ---------
Revenues .................................................................   $ 138,150   $  20,019   $  28,311   $ 186,480
Expenses:
  Doctor compensation ....................................................      21,359          --          90      21,449
  Operating ..............................................................      91,093      16,316      18,906     126,315
  Research and development ...............................................          --          --         849         849
  Depreciation ...........................................................       7,922       1,670         627      10,219
  Amortization of intangibles ............................................       2,405         314         366       3,085
  Adjustment to the fair value of investments and long-term receivables ..      (1,206)         --          --      (1,206)
  Restructuring, severance and other charges .............................       2,755          --          --       2,755
                                                                             ---------   ---------   ---------   ---------
                                                                               124,328      18,300      20,838     163,466
                                                                             ---------   ---------   ---------   ---------
Income from operations ...................................................      13,822       1,719       7,473      23,014
Other income and interest expense, net ...................................         531         (88)     (1,015)       (572)
Minority interests .......................................................      (1,813)         --      (4,189)      (6002)
Earnings from equity investments .........................................       1,389          --         178       1,567
Income taxes..............................................................        (135)         (1)       (258)       (394)
                                                                             ---------   ---------   ---------   ---------
Net income ...............................................................   $  13,794   $   1,630   $   2,189   $  17,613
                                                                             =========   =========   =========   =========

         NINE MONTHS ENDED SEPTEMBER 30, 2003
                  (IN THOUSANDS)                                             REFRACTIVE  CATARACT     OTHER       TOTAL
         -------------------------------------                               ----------  ---------   ---------   ---------
Revenues .................................................................   $ 111,529   $  18,103   $  17,504   $ 147,136
Expenses:
  Doctor compensation ....................................................       8,007          --         117       8,124
  Operating ..............................................................      94,178      15,152      12,185     121,515
  Research and development ...............................................          --          --         975         975
  Depreciation ...........................................................       9,637       1,760         395      11,792

  Amortization of intangibles ............................................       4,396         299         320       5,015
  Adjustment to the fair value of investments
     and long-term receivables ...........................................        (217)         --          --        (217)
  Restructuring, severance and other charges .............................       1,720          --          --       1,720
                                                                             ---------   ---------   ---------   ---------
                                                                               117,721      17,211      13,992     148,924
                                                                             ---------   ---------   ---------   ---------
Income (loss) from operations ............................................      (6,192)        892       3,512      (1,788)
Other income and interest expense, net ...................................         257         (40)       (663)       (446)
Minority interests .......................................................      (1,576)         --      (2,036)     (3,612)
Income taxes .............................................................        (134)         18        (511)       (627)
                                                                             ---------   ---------   ---------   ---------
Net income (loss) ........................................................   $  (7,645)  $     870   $     302   $  (6,473)
                                                                             =========   =========   =========   =========

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash transactions:

                                            NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                            -----------------
                                             2004     2003
                                             ----     ----
Capital assets financed and
    leased ..........................       $2,221   $7,450
Value of shares issued upon meeting
    certain earnings criteria .......          389       --
Common stock issued for
    acquisition .....................           --       96

    Cash paid for the following:

                                            NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                            -----------------
                                             2004         2003
                                             ----         ----
Interest...............................     $   1,887  $  2,168
Income taxes...........................           572       115

6.    INVESTMENTS AND OTHER ASSETS

      As of December 31, 2002, the Company maintained a $1.9 million reserve against a $2.3 million long-term receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company had determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. During the first six months of 2003, the secondary care provider was profitable, improved its financial strength and consistently made all payments to the Company when due. As a result, the Company reevaluated the collectibility of this note receivable as of June 30, 2003 and recorded an adjustment to the fair value of investments and long-term receivables of $0.7 million to reverse a portion of the reserve. Throughout 2003 and 2004, this secondary care provider has improved its profitability and financial position and made all of its payments to the Company when due. As a result, the Company reevaluated the collectibility of the note again as of June 30, 2004 and recorded an adjustment to the fair value of investments and long-term receivables to reverse the remaining reserve of $1.2 million.

7.    RESTRUCTURING, SEVERANCE AND OTHER CHARGES

      During the nine months ended September 30, 2004, the Company recorded a $2.5 million charge for severance payments to two officers under the terms of employment contracts and a $0.3 million charge related to ongoing lease payment obligations at previously closed centers. The severance payments are expected to be paid out within the next twelve months, while the lease costs will be paid out over the remaining term of the lease.

8.    SUBSEQUENT EVENTS

      Since September 30, 2004, the Company has received $3.6 million in proceeds from the exercise of 0.4 million non-qualified stock options.

      In fiscal 2002, the Company advanced $1.0 million to Tracey Technologies, LLC ("Tracey") to support the development of laser scanning technology. This advance was used by Tracey to further develop the technology, and the Company recorded the advance as research and development expense. In October 2004, Tracey repaid $0.4 million of the advance and agreed to repay the remaining $0.6 million over the next twelve months in exchange for the Company's release of its claims on certain potential royalties should Tracey obtain FDA approval for its technology. The Company recorded the $0.4 million collection as a reduction to research and development expense for the three months ended September 30, 2004 and will record the remaining $0.6 million when collection becomes probable.

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

OVERVIEW

      TLC Vision Corporation and its subsidiaries ("TLCVision" or the "Company") is a diversified healthcare service company focused on working with eye doctors to help them provide high quality patient care in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and managing fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Aspen Healthcare and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with Vascular Sciences Corporation to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood. In July 2004, Vascular Sciences Corporation changed its name to OccuLogix, Inc. ("OccuLogix"). OccuLogix has filed a registration statement for a proposed initial public offering of its common stock.

      The Company serves surgeons who performed over 198,000 procedures including cataract procedures at the Company's centers or using the Company's laser and cataract access programs during the nine-month period ended September 30, 2004.

      The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. Additionally, it is pursuing growth initiatives and investment opportunities in other healthcare services.

RECENT DEVELOPMENTS

      On August 1, 2004, OR Partners purchased an additional 5% ownership interest in its ASC in Mississippi for $0.7 million of which substantially all was allocated to goodwill.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

      As a result of adopting FIN 46, the Company began consolidating the physician practices that are managed but not owned by the Company on January 1, 2004. The consolidation resulted in the Company recording an additional $3.6 million in center revenue and $3.6 million in center cost of revenue during the third quarter of 2004 as the revenue earned and expenses paid (primarily doctors compensation) by the physician practices are now included in the Company's results. The consolidation had no impact on net income for the quarter.

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

      The increase in center revenue attributed to the adoption of FIN 46 is partially offset by the deconsolidation of LECC in connection with the sale of a portion of the Company's interest in LECC. The results of operations for the three months ended September 30, 2003, included $4.0 million in center revenues related to LECC whereas the results of operations for the three months ended September 30, 2004 include no center revenue for LECC because LECC is accounted for using the equity method of accounting beginning January 1, 2004.

      Total revenues for the three months ended September 30, 2004 were $56.6 million, an increase of $10.6 million, or 23% over revenues of $46.0 million for the three months ended September 30, 2003. Approximately 71% of total revenues for the three months ended September 30, 2004 were derived from refractive services compared to 73% during the three months ended September 30, 2003, reflecting the Company's success in diversifying into other healthcare businesses.

      Revenues from the refractive segment for the three months ended September 30, 2004 were $40.3 million, an increase of $6.5 million or 19% from $33.8 million for the three months ended September 30, 2003. This increase was primarily due to a 16% increase in procedure volume, a higher mix of procedures performed at the Company's centers, and higher average pricing.

      Revenues from centers for the three months ended September 30, 2004 were $31.0 million, an increase of $6.1 million, or 24% from revenues of $24.9 million for the three months ended September 30, 2003. This increase was primarily due to higher procedure volumes at centers, higher pricing due to Custom LASIK and additional revenue as a result of adopting FIN 46 offset by lost revenue from deconsolidating LECC. Management believes center revenues will continue to outpace prior year revenue for the remainder of 2004.

      Revenues from access services for the three months ended September 30, 2004 were $9.4 million, an increase of $0.5 million or 6% from revenues of $8.9 million for the three months ended September 30, 2003. The growth in the access business resulted from increased procedure volume.

      Approximately 45,700 refractive procedures were performed in the three months ended September 30, 2004, compared to approximately 39,400 procedures for the three months ended September 30, 2003. This 6,300 or 16% increase in procedures was primarily due to 4,700 or 21% increase in procedures at centers and 1,600 or 9% increase in procedures for the access business. Procedures for LECC are included in both periods, and account for 4,700 procedures for the three months ended September 30, 2004, an increase of 1,400 procedures over the prior year period.

      The cost of refractive revenues for the three months ended September 30, 2004 was $29.1 million, an increase of $2.3 million, or 8% over the cost of refractive revenues of $26.8 million for the three months ended September 30, 2003. This increase was primarily attributable to increased procedure volume and higher costs associated with Custom LASIK. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 28% during the three months ended September 30, 2004 from 21% in the prior year period.

      The cost of revenues from centers for the three months ended September 30, 2004 was $22.2 million, an increase of $2.0 million, or 9% from the cost of revenues of $20.2 million from the three months ended September 30, 2003. This increase primarily resulted from $1.3 million of additional costs related to increased procedure volume and higher costs associated with Custom LASIK, and $3.6 million of costs resulting from the Company's adoption of FIN 46 effective January 1, 2004. These increases were offset by $2.9 million in cost of revenues for LECC during the three months ended September 30, 2003 (as compared to none during the three months ended September 30, 2004).

      Gross margins from centers increased to 28% for the three months ended September 30, 2004 from 19% during the prior year period as higher procedure volumes led to strong incremental variable margin gains. This margin percentage increase was diluted by the consolidation of the physician practices managed by the Company due to the adoption of FIN 46. For comparison purposes, had the Company consolidated the physician practices during 2003, the gross margin percentage would have been 16% for the quarter ended September 30, 2003.

      The cost of revenues from access services for the three months ended September 30, 2004 was $6.9 million, an increase of $0.3 million or 5% from the cost of revenues of $6.6 million during the three months ended September 30, 2003. This increase primarily resulted from higher procedure volume. Gross margins from access services remained consistent at 26% for the three months ended September 30, 2004 and 2003.

      Revenues from other healthcare services for the three months ended September 30, 2004, were $16.3 million, an increase of $4.1 million or 33% from revenues of $12.2 million for the three months ended September 30, 2003. Approximately 29% of total revenues for the three months ended September 30, 2004 were derived from other healthcare services compared to 27% during the three months ended September 30, 2003. The increase in other healthcare services revenue resulted from internal growth of existing business and contributions from businesses acquired within the past year.

      The cost of revenues from other healthcare services for the three months ended September 30, 2004 was $10.0 million, an increase of $2.2 million or 29% from cost of revenues of $7.8 million for the three months ended September 30, 2003. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. Gross margins increased to 39% from 37% due principally to volume growth and a higher percentage of revenue generated from its ambulatory surgery centers and franchisees, which have higher gross margin percentages than other businesses within the other healthcare services category.

      General and administrative expenses increased to $8.2 million for the three months ended September 30, 2004 from $8.0 million for the three months ended September 30, 2003. The $0.2 million or 2% increase reflected the Company's success in controlling overhead costs as the Company grows. Accordingly, general and administrative expenses as a percentage of revenue decreased to 14% from 17% compared to the prior year quarter.

      Marketing expenses of $3.4 million increased by $0.3 million or 7% for the three months ended September 30, 2004 from $3.1 million for the three months ended September 30, 2003. Marketing expenses as a percentage of revenue decreased to 6% from 7% in the prior year period, reflecting the Company's success in increasing revenue while controlling marketing expenses.

      Research and development expenses decreased to $0.1 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003. For the three months ended September 30, 2004 and 2003, the Company incurred research and development expenses of $0.5 million and $1.0 million, respectively, relating to investments made to fund research and development efforts by OccuLogix to achieve Food and Drug Administration ("FDA") approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received FDA approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by OccuLogix. For the three months ended September 30, 2004, the $0.5 million research and development expense related to OccuLogix was offset by a $0.4 million reimbursement from Tracey of research and development investments that were previously expensed.

      Amortization expenses decreased to $1.0 million for the three months ended September 30, 2004 from $1.7 million for the three months ended September 30, 2003. This decrease was largely due to the reduction in intangible assets (Practice Management Agreements) resulting from the deconsolidation of LECC.

      Interest expense, net decreased to $0.2 million for the three months ended September 30, 2004 from $0.3 million for the three months ended September 30, 2003. This decrease is a result of less interest expense due to declining debt and lease obligations and more interest income related to rising cash balances.

      Minority interest expense was $1.7 million for the three months ended September 30, 2004, an increase of $0.6 million from $1.1 million for the three months ended September 30, 2003. This increase results from higher profits at certain of the Company's subsidiaries in which partners hold minority interests.

      Earnings from equity investments of $0.6 million for the three months ended September 30, 2004 resulted primarily from $0.5 million of earnings related to the Company's minority ownership investment in LECC.

      Income tax expense decreased to $0.1 million for the three months ended September 30, 2004 from $0.2 million for the three months ended September 30, 2003. The $0.1 million tax expense primarily consisted of state taxes for certain states where the Company expects to pay income taxes. The current year federal income tax expense attributable to the Company and subsidiaries was offset by the partial reversal of valuation allowances as the Company anticipates utilizing a portion of net operating loss carryforwards in 2004.

      Net income for the three months ended September 30, 2004 was $3.3 million or $0.05 per share compared to loss of $4.1 million or $0.06 per share for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      As a result of adopting FIN 46, the Company began consolidating the physician practices that are managed but not owned by the Company on January 1, 2004. The consolidation resulted in the Company recording an additional $12.6 million in center revenue, $12.5 million in center cost of revenue and $0.1 million in general and administrative expenses during the nine months ended September 30, 2004, as the revenue earned and expenses paid (primarily doctors compensation) by the physician practices are now included in the Company's results. The consolidation had no impact on net income for the nine months ended September 30, 2004.

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

      The increase in revenue attributed to the adoption of FIN 46 is partially offset by the deconsolidation of LECC in connection with the sale of a portion of the Company's interest in LECC. The results of operations for the nine months ended September 30, 2003, included $11.0 million in center revenues related to LECC whereas the results of operations for the nine months ended September 30, 2004 include no center revenue for LECC because LECC is accounted for using the equity method of accounting beginning January 1, 2004.

      Total revenues for the nine months ended September 30, 2004 were $186.5 million, an increase of $39.4 million, or 27% over revenues of $147.1 million for the nine months ended September 30, 2003. Approximately 74% of total revenues for the nine months ended September 30, 2004 were derived from refractive services compared to 76% during the nine months ended September 30, 2003, reflecting the Company's success in diversifying into other healthcare businesses.

      Revenues from the refractive segment for the nine months ended September 30, 2004 were $138.2 million, an increase of $26.7 million or 24% from $111.5 million for the nine months ended September 30, 2003. This increase was primarily due to a 12% increase in procedure volume, a higher mix of procedures performed at the Company's centers, and higher average pricing associated with the introduction of Custom LASIK in June 2003.

      Revenues from centers for the nine months ended September 30, 2004 were $106.2 million, an increase of $24.1 million, or 29% from revenues of $82.1 million for the nine months ended September 30, 2003. This increase was primarily due to higher procedure volumes at centers, higher pricing due to Custom LASIK, and additional revenue as a result of adopting FIN 46 offset by lost revenue from several unprofitable centers prior to their closure in 2003 and lost revenue from deconsolidating LECC. Management believes center revenues will continue to outpace prior year revenue for the remainder of 2004.

      Revenues from access services for the nine months ended September 30, 2004 were $32.0 million, an increase of $2.6 million or 9% from revenues of $29.4 million for the nine months ended September 30, 2003. The growth in the access business resulted from increased procedure volume.

      Approximately 154,200 refractive procedures were performed in the nine months ended September 30, 2004, compared to approximately 137,400 procedures for the nine months ended September 30, 2003. This 16,800 or 12% increase in procedures was primarily due to 15,100 or 20% more procedures at centers open during both the nine months ended

September 30, 2004 and 2003 and 4,300 or 7% more procedures for the access business offset by the absence of 2,600 procedures at centers that were closed within the past year. Procedures for LECC are included in both periods and account for 12,700 procedures for the nine months ended September 30, 2004, an increase of 3,000 procedures over the prior year period.

      The cost of refractive revenues for the nine months ended September 30, 2004 was $95.2 million, an increase of $11.6 million, or 14% over the cost of refractive revenues of $83.6 million for the nine months ended September 30, 2003. This increase was primarily attributable to increased procedure volume and higher costs associated with Custom LASIK. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 31% during the nine months ended September 30, 2004 from 25% in the prior year period.

      The cost of revenues from centers for the nine months ended September 30, 2004 was $73.0 million, an increase of $9.6 million, or 15% from the cost of revenues of $63.4 million from the nine months ended September 30, 2003. This increase primarily resulted from $4.9 million of additional costs related to increased procedure volume and higher costs associated with Custom LASIK, and $12.5 million of costs resulting from the Company's adoption of FIN 46 effective January 1, 2004. These increases are offset by $7.8 million in cost of revenues for LECC during the nine months ended September 30, 2003 (as compared to none during the nine months ended September 30, 2004).

      Gross margins from centers increased to 31% for the nine months ended September 30, 2004 from 23% during the prior year period as higher procedure volumes led to strong incremental variable margin gains. This margin percentage increase was diluted by the consolidation of the physician practices managed by the Company due to the adoption of FIN 46. For comparison purposes, had the Company consolidated the physician practices during 2003, the gross margin percentage would have been 20% for the nine months ended September 30, 2003.

      The cost of revenues from access services for the nine months ended September 30, 2004 was $22.2 million, an increase of $2.0 million or 10% from the cost of revenues of $20.2 million during the nine months ended September 30, 2003. This increase primarily resulted from higher procedure volume. Gross margins from access services remained consistent at 31% for the nine months ended September 30, 2004 and 2003.

      Revenues from other healthcare services for the nine months ended September 30, 2004, were $48.3 million, an increase of $12.7 million or 36% from revenues of $35.6 million for the nine months ended September 30, 2003. Approximately 26% of total revenues for the nine months ended September 30, 2004 were derived from other healthcare services compared to 24% during the nine months ended September 30, 2003. The increase in other healthcare services revenue resulted from internal growth of existing business and contributions from businesses acquired within the past year.

      The cost of revenues from other healthcare services for the nine months ended September 30, 2004 was $29.7 million, an increase of $6.5 million or 28% from cost of revenues of $23.2 million for the nine months ended September 30, 2003. The increase in cost of revenues primarily related to incremental costs incurred to generate the higher revenue of the other healthcare service business. Gross margins increased to 39% from 35% due principally to volume growth and a higher percentage of revenue generated from its ambulatory surgery centers and franchisees, which have higher gross margin percentages than other businesses within the other healthcare services category.

      General and administrative expenses decreased to $23.5 million for the nine months ended September 30, 2004 from $24.4 million for the nine months ended September 30, 2003. The $0.9 million or 4% decrease reflected the Company's success in controlling overhead costs as the Company grows. Accordingly, general and administrative expenses as a percentage of revenue decreased to 13% from 17% compared to the prior year period.

      Marketing expenses of $9.7 million decreased by $0.6 million or 6% for the nine months ended September 30, 2004 from $10.3 million for the nine months ended September 30, 2003. Marketing expenses as a percentage of revenue decreased to 5% from 7% in the prior year period, reflecting the Company's success in increasing revenue while controlling marketing expenses.

      Research and development expenses decreased to $0.8 million for the nine months ended September 30, 2004 from $1.0 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the Company incurred research and development expenses of $1.2 million and $1.0 million, respectively, relating to investments made to fund research and development efforts by OccuLogix to achieve FDA approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received FDA approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by OccuLogix. For the nine months ended September 30, 2004, the $1.2 million research and development expense related to OccuLogix was offset by a $0.4 million reimbursement from Tracey of research and development investments that were previously expensed.

      Amortization expenses decreased to $3.1 million for the nine months ended September 30, 2004 from $5.0 million for the nine months ended September 30, 2003. This decrease was largely due to the reduction in intangible assets (Practice Management Agreements) resulting from the deconsolidation of LECC.

      During the nine months ended September 30, 2004, the Company fully reversed a reserve of $1.2 million related to a long-term receivable due to a consistent payment history and continually improving financial strength of the debtor. In the prior year period, the Company had initially reduced the reserve by $0.7 million due to a similar valuation analysis and wrote down the value of unrelated investments by $0.5 million due to other than temporary declines in value.

      During the nine months ended September 30, 2004, the Company recorded a $2.5 million charge for severance payments to two officers under the terms of employment contracts and a $0.3 million charge for ongoing lease payment obligations at previously closed centers. The Company had recorded $1.7 million of restructuring charges during the nine months ended September 30, 2003 primarily relating to the closing of four unprofitable centers.

      Other income, net of $0.3 million for the nine months ended September 30, 2004 primarily resulted from a $1.1 million gain on the sale of a controlling interest in LECC offset by a $1.0 million loss related to the disposal of fixed assets. During the nine months ended September 30, 2003, the Company recorded $0.6 million in other income, net.

      Interest expense, net decreased to $0.9 million for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003. This decrease is a result of less interest expense due to declining debt and lease obligations and more interest income related to rising cash balances.

      Minority interest expense was $6.0 million for the nine months ended September 30, 2004, an increase of $2.4 million from $3.6 million for the nine months ended September 30, 2003. This increase results from higher profits at certain of the Company's subsidiaries in which partners hold minority interests.

      Earnings from equity investments of $1.6 million for the nine months ended September 30, 2004 resulted primarily from $1.0 million of earnings related to the Company's minority ownership investment in LECC and $0.3 million of earnings related to the Company's minority ownership investment in a secondary care service provider.

      Income tax expense decreased to $0.4 million for the nine months ended September 30, 2004 from $0.6 million for the three months ended September 30, 2003. The $0.4 million tax expense primarily consisted of state taxes for certain states where the Company expects to pay income taxes. The current year federal income tax expense attributable to the Company and subsidiaries was offset by the partial reversal of valuation allowances as the Company anticipates utilizing a portion of net operating loss carryforwards in 2004.

      Net income for the nine months ended September 30, 2004 was $17.6 million or $0.25 per share compared to loss of $6.5 million or $0.10 per share for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 2004, the Company continued to focus its activities primarily on increasing procedure volumes at its centers, reducing operating costs, and expanding its other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents, short-term investments and restricted cash were $55.2 million at September 30, 2004 compared to $31.7 million at December 31, 2003. Working capital at September 30, 2004 was $42.0 million, an increase of $31.1 million from $10.9 million at December 31, 2003.

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

      During the nine months ended September 30, 2004, the Company purchased $4.2 million in fixed assets and obtained vendor lease financing for an additional $2.2 million of fixed assets.

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

      At December 31, 2003, the Company had $2.1 million of exit liabilities primarily related to the restructuring of operations in connection with the LaserVision merger, including several centers that have been closed. During the nine months ended September 30, 2004, the Company reserved an additional liability of $0.3 million related to ongoing lease payment obligations at previously closed centers and made cash payments of $1.3 million toward previous liability obligations.

      On August 13, 2004, OccuLogix filed a registration statement with the U.S. Securities and Exchange Commission for the initial public offering of OccuLogix common stock. The Company believes that such an offering, if successful, is the best way to maximize the potential of OccuLogix' patented Rheopheresis ("RHEO") blood filtration process business, as well as provide the highest value for the Company and its shareholders. Pursuant to the successful completion of this offering, the Company has agreed, in principle, to a plan to proceed with a re-organization that would combine OccuLogix and OccuLogix LP (a limited partnership 50% owned by TLCVision), into a new stand-alone company focused on development of the RHEO procedure and the sales and distribution of RHEO filters and OctoNova pumps.

      It is anticipated that the Company and certain other major shareholders of OccuLogix would sell a portion of their respective shares of OccuLogix in the initial public offering. If the reorganization and offering are consummated, the Company anticipates that it would record a gain on the sale of the portion of its OccuLogix shares sold in the offering. If the Company has financial control of OccuLogix after the reorganization and offering, the Company will be required to include the financial statements of OccuLogix in its consolidated financial statements. As a result, OccuLogix's revenues, expenses and operating profit or loss would be included in the revenues, expenses and operating profit or loss reported by the Company and the profit or loss allocable to minority shareholders would be reported below the operating income line by the Company in its consolidated statement of operations. The registration statement for the proposed public offering by OccuLogix has not yet been declared effective and there can be no assurance that OccuLogix will complete the proposed public offering.

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities was $29.7 million for the nine months ended September 30, 2004. The cash flows provided by operating activities during the nine months ended September 30, 2004 were primarily due to net income of $17.6 million plus non-cash items including depreciation and amortization of $13.3 million, minority interest expense of $6.0 million, write-off of investments in research and development of $0.8 million, and a loss on the disposal of fixed assets of $1.0 million. These cash flows are offset by an increase in net operating assets of $5.6 million, a gain on the sale of an interest in a subsidiary of $1.1 million, earnings from equity investees of $1.6 million, and a reversal of a long-term receivable reserve of $1.2 million. The increase in net operating assets consisted of a $1.9 million increase in accounts receivable due primarily to higher revenues, a $1.2 million increase in prepaid expenses, and a $2.5 million decrease in accounts payable and accrued liabilities.

CASH USED IN INVESTING ACTIVITIES

      Net cash used in investing activities was $7.2 million for the nine months ended September 30, 2004. Cash used in investing activities during the nine-month period ended September 30, 2004 included $5.2 million for business acquisitions, $4.2 million for the capital expenditures, and $0.8 million for investments in research and development. These cash outflows are offset by $0.7 million in net cash associated with the sale of a portion of the Company's interest in LECC, a $0.7 million decrease in other assets, $0.8 million in cash distributions received from equity investees, and $0.9 million of proceeds from the sale of fixed assets. The $0.7 million increase in cash related to the sale of the Company's controlling interest in the LECC consists of $2.3 million in proceeds from the sale offset by a net of $1.6 million in cash that is no longer included in the consolidated balance sheet because the LECC business is now accounted for using the equity method of accounting since the Company no longer holds a controlling interest in the entity.

CASH PROVIDED BY FINANCING ACTIVITIES

      Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2004. Net cash provided by financing activities during the nine months ended September 30, 2004 was primarily related to proceeds from the exercise of stock options and shares issued in connection with the employee share purchase plan of $19.1 million offset by the repayment of certain notes payable and capitalized lease obligations of $12.1 million and distribution to minority interests of $5.5 million.

SUBSEQUENT EVENTS

    Since September 30, 2004, the Company has received $3.6 million in proceeds from the exercise of 0.4 million non-qualified stock options.

      In fiscal 2002, the Company advanced $1.0 million to Tracey Technologies, LLC ("Tracey") to support the development of laser scanning technology. This advance was used by Tracey to further develop the technology, and the Company recorded the advance as research and development expense. In October 2004, Tracey repaid $0.4 million of the advance and agreed to repay the remaining $0.6 million over the next twelve months in exchange for the Company's release of its claims on certain potential royalties should Tracey obtain FDA approval for its technology. The Company recorded the $0.4 million collection as a reduction to research and development expense for the three months ended September 30, 2004 and will record the remaining $0.6 million when collection becomes probable.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In January 2004, the Company was served with a lawsuit filed in the Province of Ontario, Canada, by Omar Hakim, MD. The suit alleges damages for breach of contract, negligent misrepresentation and detrimental reliance and seeks damages of $7 million. The Company and Dr. Hakim are currently in negotiations to settle all claims. Any potential settlement is not expected to have a material impact on the Company's financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 6. EXHIBITS

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

                                      TLC VISION CORPORATION

                                      By: /s/ James C. Wachtman
                                          -------------------------------------
                                          James C. Wachtman
                                          Chief Executive Officer
                                          November 9, 2004

                                      By: /s/ Steven P. Rasche
                                          -------------------------------------
                                          Steven P. Rasche
                                          Chief Financial Officer
                                          November 9, 2004

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