Form 10-K
period 2004-12-31
TLC VISION CORP
filed 2005-03-16
CIK 1010610

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2004

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

     As of June 30, 2004, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately $746.1 million.

     As of March 11, 2005, there were 70,174,000 shares of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement for the Company's 2005 annual shareholders meeting (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13).

================================================================================

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See "Item 1. Business - Risk Factors" for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" or "TLCVision" shall mean TLC Vision Corporation and its subsidiaries. During 2002, the Company changed its fiscal year end from May 31 to December 31. Therefore, references in this Form 10-K to "fiscal 2002" shall mean the 12 months ended May 31, 2002 and "transitional period 2002" shall mean the seven months ended December 31, 2002. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     TLC Vision Corporation (formerly TLC Laser Eye Centers Inc.) is a diversified eye care services company dedicated to improving lives through better vision by providing eye doctors with the tools and technologies they need to deliver high quality patient care. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Aspen Healthcare and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. The Company is also a 51% majority owner of OccuLogix, Inc. (formerly Vascular Sciences Corporation), a public company focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

     In accordance with an Agreement and Plan of Merger with Laser Vision Centers, Inc. ("LaserVision"), the Company completed a business combination with LaserVision on May 15, 2002. LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The merger enabled the combined companies to provide a broader array of services to eye care professionals to support these individuals in providing superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

     The Company focuses on three main strategic initiatives: (1) continue to leverage our core refractive business, through same store growth in centers, expand into new markets through shared equity relationships, and continue to protect our access base; (2) grow our non-refractive businesses MSS, OR Partners and Vision Source; and (3) expand into new eye care segments. Financial information about the Company's business segments is contained in Note 17 "Segment Information" to the consolidated financial statements.

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

     - Presbyopia is the loss of lens and eye muscle flexibility, due to the natural aging process, that causes difficulty in focusing on near objects and usually requires people age 40 and older to wear bifocals or reading glasses. Because vision correction surgery cannot reverse the aging process, presbyopia cannot be corrected surgically; however, there are surgical and non-surgical techniques available that can effectively manage presbyopia.

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

     Surgical Procedures. Vision correction surgery is an elective procedure available to correct refractive errors. Vision correction surgery alters the way light rays are focused directly on the retina to eliminate or dramatically reduce the need for eyeglasses or contact lenses. Vision correction surgery is not for everyone and is associated with potential risks and complications. Prospective patients should carefully consider the vision correction surgeries available and the benefits and risks associated with each of them. Vision correction surgeries available at TLCVision include:

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

     - CustomLASIK, widely introduced in 2003, is a technologically supported advancement to LASIK. CustomLASIK involves increased pre-operative diagnostic capabilities that measure the eye from front to back using "wavefront" technology to create a three dimensional corneal map. The information from that map guides the laser in customizing the laser ablation to an individual's visual irregularities, beyond myopia, hyperopia and astimgatism. CustomLASIK using wavefront technology has the potential to improve not only how much a person can see, in terms of visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see in terms of contrast sensitivity and fine detail. This translates to a reduced occurrence of night vision disturbances post-LASIK.

     - PRK (Photorefractive Keratectomy). PRK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea without making a flap. PRK removes the protective surface layer of the cornea to reshape the cornea. The risk of pain, infection and corneal scarring is higher with PRK than with LASIK; however, the intra-operative risks are lessened with PRK because no corneal flap is created.

     - LASEK (Laser Assisted Sub-Epithelial Keratectomy). LASEK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Unlike LASIK that creates a corneal flap, LASEK loosens and folds the protective outer layer of the cornea (the epithelium) during the procedure and, as a result, combines the advantages of LASIK with the safety of PRK. The risk of pain, infection and corneal scarring is higher with LASEK than with LASIK; however, the intra-operative risks are lessened with LASEK because the flap which is created is only in the epithelium. The United States Food and Drug Administration has not yet approved use of the excimer laser for LASEK.

     - AK (Astigmatic Keratotomy). AK corrects astigmatism by making microscopic incisions in the cornea to relax and change the shape of the cornea.

     - INTACS. INTACS corrects very low levels of nearsightedness (-1.00 diopters to -3.00 diopters) by implanting rings in the cornea to reshape it rather than surgically altering the cornea. INTACS may also be used to correct irregularities in the shape of the cornea.

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

     - Refractive IOL Procedures. Intraocular lenses (IOL's) are permanent or semi-permanent, plastic lenses that are implanted to replace or supplement the eye's natural crystalline lens. While not a common procedure for correcting refractive errors, the placement of a refractive IOL can help patients who are not candidates for LASIK. IOL's have been used in the United States since the late 1960's to restore visual function to cataract patients, and more recently are being used in refractive surgery procedures. There are several types of refractive IOL's: phakic IOL's, multi-focal IOL's and accommodating IOL's. Patient suitability and quality of visual outcome for each of these lens options varies.

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

     In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval ("PMA") from the United States Food and Drug Administration ("FDA"). An FDA PMA is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA PMA approval for the sale of an excimer laser for refractive procedures was granted in 1995 for the laser of Summit Technologies, Inc. (now Alcon Laboratories, Inc., a division of Nestle, S.A.). That first approval was for the treatment of myopia. To date, the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK, including VISX, Inc. the market leader and the provider of most of the Company's excimer lasers. In Canada and Europe, neither the sale nor the use of excimer lasers to perform refractive surgery is currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Company expects that future sales of any new excimer laser models in Canada may require the approval of the Health Protection Branch of Health Canada.

THE REFRACTIVE MARKET

     While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, Market Scope's October 2004 Comprehensive Report on the Refractive Market estimates that the 2005 refractive market potential is 37% of the U.S. population or 110.5 million people. To date, based on Market Scope's estimate of the number of people who have had procedures, only an estimated 7% of this target population has had laser vision correction.

     Estimates by Market Scope indicate that 1.2 million laser vision correction procedures were performed in the U.S. in 2002, 1.1 million were performed in 2003, 1.3 million were performed in 2004, and an estimated 1.4 million will be performed in 2005. The Company believes that the profitability and growth of its refractive business will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada, and upon consumer confidence and the condition of the U.S. economy.

     There can be no assurance that laser vision correction will be more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered fully or at all by government insurers or other third party payors and, therefore, must be paid for primarily by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data and the possibility of unknown side effects. There can be no assurance that long-term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive nonsurgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction procedures also could adversely affect its acceptance whether or not the procedures are performed at TLCVision eye care centers. Market acceptance also could be affected by regulatory developments. The failure of laser vision correction to achieve continued increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

MARKET FOR CATARACT SURGERY

     According to the American Academy of Ophthalmology, cataract surgery currently is the most frequently performed non-elective surgical procedure in the United States, with more than 2.6 million people having cataract surgery each year. Medicare pays approximately $3.4 billion annually for 1.7 million patients having cataract surgery. According to the American Academy of Ophthalmology, individuals between the ages of 52 and 64 have a 50% chance of having a cataract. By age 75, almost everyone has a cataract. Fifty percent of the people between the ages of 75 and 85 with cataracts have lost some vision as a result. The National Eye Institutes of Health Cataracts indicates that cataracts are the leading cause of blindness in the world, and cataracts affect more than 20 million Americans aged 65 and older. U.S. Census Bureau data indicates that there are approximately 35 million Americans who are age 65 or older.

TLC VISION CORPORATION

     TLCVision was originally incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to TLC The Laser Center Inc., and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of Common Shares. On September 1, 1998, TLC The Laser Center, Inc. amalgamated under the laws of Ontario with certain wholly owned subsidiaries. By articles of amendment filed November 5, 1999, the Company changed its name to TLC Laser Eye Centers Inc. On May 13, 2002, the Company filed articles of continuance with the province of New Brunswick and changed its name to TLC Vision Corporation. On May 15, 2002, the Company completed its business combination with LaserVision, a leading U.S. provider of access to excimer lasers, microkeratomes, cataract equipment and related support services.

     BUSINESS STRATEGY

     TLCVision's business strategy is to be a diversified eye care services company, leveraging its relationships with over 13,000 ophthalmologists and optometrists throughout North America to 1) grow the core refractive business while 2) continuing to expand the non-refractive business segment.

     GROWING THE CORE REFRACTIVE BUSINESS

     The company will focus on growing the core refractive business through increasing surgical volume through existing TLC branded centers, expanding the TLC branded center model to new markets and supporting our access customer base. The primary tactic in increasing surgical volume will be through various initiatives with ophthalmologists and optometrists.

     To accomplish this, TLCVision will focus on:

          - commitment to a co-management model, which allows primary care doctors to provide the best clinical outcomes for their patients while retaining them in their practice;

          - continuing clinical education to ophthalmologists and optometrists;

          - quality patient outcomes support through the TLCVision quality assurance and improvement system;

          - practice development education and tools focused on educating the staff of the ophthalmologists and optometrists;

          - cooperative marketing/advertising programs to build awareness for the procedure;

          -    access to emerging technologies, and

          -    selected expansion into new and existing markets.

     DIVERSIFICATION BEYOND REFRACTIVE LASER BUSINESSES

     TLCVision's diversification strategy is to expand into a broader eye care services company through internal business development and complementary acquisitions. The Company believes it can continue to leverage its relationships with a large number of ophthalmologists and optometrists to create new business opportunities. The primary focus of the Company's diversification strategy is in the United States, where the Company continues to position itself to benefit from the growing market for eye care services.

     TLCVision plans to further diversify its business in four ways:

          - continuing to expand the Company's existing cataract service business, MSS, through focused growth strategies and acquisitions of existing mobile cataract businesses;

          - continuing to develop the Company's optometric practice franchising organization, Vision Source, through increasing the number of affiliated practice franchises;

          - continuing to develop or acquire ophthalmic ambulatory surgery centers through the Company's OR Partners subsidiary; and

          - developing new eye care related businesses that evolve from strategic technology investments, such as OccuLogix, Inc., a company focused on the treatment of a specific eye disease known as dry age-related macular degeneration which completed its initial public offering in December 2004.

DESCRIPTION OF BRANDED TLCVISION LASER EYE CENTERS

     The Company currently owns and manages 73 TLCVision branded laser eye centers in the United States, five centers in Canada and one in Europe. Each TLCVision branded laser eye center has a minimum of one excimer laser with many of the centers having two or more lasers. The majority of the Company's excimer lasers are manufactured by VISX Incorporated ("VISX").

     A typical TLCVision branded laser eye center has between 3,000 and 5,000 square feet of space and is located in a medical or general office building. Although the legal and payment structures can vary from state to state depending upon state law and market conditions, the Company generally receives revenues in the form of (1) amounts charged patients for procedures performed at laser centers, (2) management and facility fees paid by doctors who use the TLCVision branded laser eye center to perform laser vision correction procedures and (3) administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Most TLCVision branded laser eye centers have a clinical director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated eye care doctors. Most centers also have a receptionist, ophthalmic technicians and patient consultants. The number of staff depends on the activity level of the center. One senior staff person, who is designated as the executive director of the center, assists in preparation of the annual business plan and supervises the day-to-day operations of the center.

     TLCVision has developed proprietary management and administrative software and systems designed to assist eye care professionals in providing high levels of patient care. The software permits TLCVision branded laser eye centers to provide a potential candidate with current information on affiliated doctors throughout North America, to help them locate the closest TLCVision branded laser eye center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and surgical outcome reporting and analysis. The software has been installed in all TLCVision branded laser eye centers. TLCVision also has an on line consumer consultation site on its website (www.tlcvision.com). This consumer consultation site allows consumers to book their consultation with the Company online. TLCVision also maintains a call center (1-800-CALL TLC VISION), which is staffed seven days a week.

     The Company's "Lifetime Commitment" program, established in 1997 and offered through TLCVision branded laser eye centers, entitles patients within a certain range of vision correction to have certain enhancement procedures for further correction at no cost at any time during their lifetime, if necessary. To remain eligible for the program, patients are required to have an annual eye exam, at the patient's expense, with a TLCVision affiliated doctor. The purpose of the program is to respond to a patient's concern that the patient's sight might regress over time, requiring an enhancement procedure. In addition, the program responds to the doctors' concern that patients may not return for their annual eye examination once their eyes are treated. The Company believes that this program has been well received by both patients and doctors.

     PRICING

     At TLCVision branded laser eye centers in the United States, patients are typically charged between $1,500 and $2,500 per eye for LASIK (or on average approximately $2,000 per eye). The Company typically charges an additional $350 to $500 per eye for custom ablation. At TLCVision branded laser eye centers in Canada, patients are typically charged approximately C$1,700 per eye for LASIK. The primary care eye doctor also charges patients an average of $400 or 20% of the patient fee for pre- and post-operative care, though the total procedure costs to the patients are often included in a single invoice. See "Item 1 - Business - Risk Factors - Procedure Fees." Although competitors in certain markets continue to charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and relationships with affiliated doctors. See "Item 1 - Business - Risk Factors - Competition."

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

     CO-MANAGEMENT MODEL

     The Company has developed and implemented a medical co-management model under which it not only establishes, manages and operates TLCVision branded laser eye care centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The co-management model permits the surgeon to focus on providing laser vision correction surgery while the primary care doctor provides pre- and post-operative care. In addition, most TLCVision branded laser eye care centers have an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Item 1 - Business - Government Regulation - Regulation of Optometrists and Ophthalmologists."

     TLCVision believes that its strong relationships with its affiliated eye care doctors, though non-exclusive, represent an important competitive advantage for its branded laser eye care centers.

     The Company believes that primary care doctors' relationships with TLCVision and the doctors' acceptance of laser vision correction enhances the doctors' practices. The affiliated eye doctors (usually optometrists) charge fees to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The primary care doctor's potential revenue loss from sales of contact lenses and eyeglasses may be offset by professional fees earned from both laser vision correction pre- and post-operative care and examinations required under the Company's "Lifetime Commitment" program.

     SALES AND MARKETING

     The Company also seeks to increase its refractive procedure volume and its market penetration through other innovative marketing programs for the TLCVision branded laser eye care centers, particularly in developing stronger relationships with optometrists.

     While TLCVision believes that many myopic and hyperopic people are potential candidates for laser vision correction, these procedures must compete with corrective eyewear and surgical and non-surgical treatments for myopia and hyperopia. The decision to have laser vision correction largely represents a choice dictated by an individual's desire to reduce or eliminate their reliance on eyeglasses or contact lenses.

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

     TLCVision has also developed marketing programs directed primarily at large employers and third party providers to provide laser vision correction to their employees and participants through a TLCVision branded laser eye center. Participating employers may partially subsidize the cost of an employee's laser vision correction at a TLCVision branded laser eye care center and the procedure may be provided at a discounted price. The Company has more than 1,500 participating employers. In addition, more than 90 million individuals qualify for the program through arrangements between TLCVision and third party providers. See "Item 1 - Business - Risk Factors - Inability to Execute Strategy; Management of Growth."

     Tiger Woods, world-famous golfer and TLC Laser Eye Centers patient, serves as spokesperson for the Company in marketing efforts, including those aimed directly to the public. The Company uses a variety of traditionally accepted advertising, direct marketing and public relations efforts to reach potential patients. The Company maintains a comprehensive Internet strategy with the goal of having a leading refractive presence on the Internet, through TLCVision-owned websites and partnerships and sponsorships with other websites. To date, the Company continues to rank in the top placement for various LASIK-related search terms through the major search engines.

     OWNERSHIP OF BRANDED EYE CARE CENTERS

     The Company's branded laser eye centers are typically owned and operated by subsidiaries of the Company. The Company has no ownership interest in the doctors' practices or professional corporations that TLCVision manages on behalf of doctors or that have access to a TLCVision branded laser eye center to perform laser vision correction services.

     CONTRACTS WITH EYE DOCTORS

     In each market where the Company operates a branded laser eye center, the Company works with a network of eye care doctors (mostly optometrists) who perform the pre-operative and post-operative care for patients who have had laser vision correction. Those doctors then co-manage their patients with affiliated surgeons in that the surgeon performs the laser vision correction procedure itself, while the optometrist performs the pre-operative screening and post-operative care. In most states, co-management doctors have the option of charging the patient directly for their services or having the Company collect the fees on their behalf.

     Most surgeons performing laser vision correction procedures through a TLCVision branded laser eye center owned, managed or operated by the Company do so under one of three types of standard agreements (as modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other eye care center within a specified area. However, although certain affiliated surgeons performing laser vision correction at the Company's branded laser eye centers have agreed to certain restrictions on competing with, or soliciting patients or employees associated with the Company, there can be no assurance that such agreements will be enforceable. See "Item 1 - Business - Risk Factors
- Dependence on Affiliated Doctors."

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

DESCRIPTION OF LASER ACCESS BUSINESS

     OVERVIEW

     LaserVision, TLCVision's wholly owned subsidiary, provides access to excimer laser platforms, microkeratomes, other equipment and value-added support services such as training, technical support and equipment maintenance to eye surgeons for the treatment of nearsightedness, farsightedness and astigmatism primarily in the United States. LaserVision's delivery system utilizes both mobile equipment, which is routinely moved from site to site in response to market demand, and fixed site locations. LaserVision believes that its flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that it can serve, and allows it to effectively respond to changing market demands. LaserVision also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates and marketing advice, clinical advisory support, patient financing, partnership opportunities and practice satelliting. As of December 31, 2004, LaserVision was utilizing approximately 81 excimer lasers and 160 microkeratomes in connection with its laser access businesses.

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

     LaserVision's shared access and flexible delivery system benefits eye surgeons in a variety of ways, including the ability to:

          -    avoid a large capital investment;

          - reduce the risks associated with buying high technology equipment that may become obsolete;

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

     Mobile laser equipment is provided by means of a proprietary "Roll-On/Roll-Off" laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set-up time at each destination. As of December 31, 2004, LaserVision had 32 Roll-On/Roll-Off systems in operation, all but one of which were located in the United States.

     LaserVision's fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of December 31, 2004, LaserVision had approximately 43 U.S. fixed sites and two European fixed sites. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by any qualified eye surgeon.

     VALUE-ADDED SERVICES

     LaserVision provides eye surgeons value-added support services that distinguish it from its competitors, enhance the Company's ability to compete for business and enable it to grow with its customers by offering them various service and support arrangements. The following value-added services help LaserVision's eye surgeon customers to expand their practices, thereby increasing the use of LaserVision's equipment and services:

          - Technical Support and Equipment Maintenance - As of December 31, 2004, LaserVision employed 37 certified laser engineers and 25 microkeratome technicians. The laser engineers perform most required laser maintenance and help ensure rapid response to most laser repair or maintenance needs.

          - Staff Training and Development - Through both field and corporate based practice development support, LaserVision provides its eye surgeon customers with a comprehensive menu of options to enhance patient education, staff knowledge, and patient recruitment. Start-up services include centralized refractive coordinator training programs and access to patient financing program. These centralized training programs and field-based support provide eye surgeon staff an opportunity to learn best practices with respect to patient conversion, patient flow and marketing programs. Extended services, such as corporate programs, database management and networking techniques, enable eye surgeon customers to experience continued growth in their practice.

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

          - Clinical Advisors - TLCVision maintains a Clinical Advisory Group which conducts regular conference calls with LaserVision's eye surgeon customers. Our clinical advisors, who are eye surgeons and optometrists with extensive clinical experience, chair these conference calls. In addition, TLCVision conducts clinical advisory meetings at major industry conferences each year. The clinical advisors also make themselves available to consult with eye surgeon customers in addition to regularly scheduled conference calls and meetings.

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

     Under LaserVision's standard refractive fixed access agreements with surgeons, LaserVision generally provides the following: a fixed-base laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to use exclusively LaserVision's equipment for refractive surgery. LaserVision does not provide a laser operator, microkeratome technician, medical services or any administrative services to the access surgeon customer.

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

DESCRIPTION OF MOBILE CATARACT BUSINESS

     Through its Midwest Surgical Services, Inc. subsidiary ("MSS"), TLCVision provides mobile and fixed site cataract equipment and related services in 40 states. As of December 31, 2004, MSS employed 56 cataract equipment technicians and operated 54 mobile cataract systems. An MSS certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Technicians are also certified to scrub for cataract cases as requested by the surgeon and facility. A typical service offering will include cataract equipment (a phaco emulsifier, a surgical microscope) the IOL, surgical instruments and supplies. Related services, including YAG capsulotomies and SLT lasers treatments, are also offered.

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

     The MSS sales staff focuses on identifying small to medium-sized markets, which usually do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, MSS's sales staff will contact the local hospital and local optometrists to develop interest in "close to home" cataract surgery services. When there is sufficient interest, the sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, MSS seeks to increase demand for its mobile cataract services and increase convenience for cataract patients.

DESCRIPTION OF AMBULATORY SURGICAL CENTER BUSINESS

     As a natural extension of its existing eye care businesses, TLCVision has organized OR Partners, Inc. as a wholly-owned subsidiary to develop, acquire and manage single specialty ophthalmology ambulatory surgery centers (ASCs) in partnership with ophthalmic surgeons. As of December 31, 2004, TLCVision has an ownership position in five ASCs and anticipates that more ASCs will be opened during 2005.

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

DESCRIPTION OF OPTOMETRIC FRANCHISING BUSINESS

     Vision Source is a majority-owned subsidiary that provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States. As of December 31 2004, Vision Source had 1,182 practices under franchise agreements across the United States, and in exchange for providing services to its franchisees, it received franchise fees equal to a predetermined percentage of gross practice billings. This business supports the development of independent practices and complements the Company's co-management model.

SUPPORT PROGRAMS

     CLINICAL ADVISORY GROUP

     The Company's Clinical Advisory Group is comprised of refractive surgeons and optometrists selected based upon clinical experience and previous involvement with TLCVision. The Clinical Advisory Group acts as both a clinical and business resource to the Company by providing an eye care professional's perspective on market competition, proposed policies and operational strategies. Additionally, the Clinical Advisory Group acts as a resource to the Company's employees and affiliated doctors. The Clinical Advisory Group holds scheduled meetings throughout the year and meets as necessary to consider clinical issues as they arise.

     EMERGING TECHNOLOGIES

     The Company considers itself a leader in the provision of vision correction technology. The Company's medical directors continually evaluate new vision correction technologies and procedures to seek to ensure that affiliated doctors have access to state-of-the-art technology to provide the highest level of care. TLCVision's branded eye care centers in Canada are state-of-the-art facilities that are used to examine and evaluate new technologies for TLCVision. The Company's Clinical Advisory Group monitors emerging technologies and procedures being developed by third party equipment and device manufacturers to address whether these technologies may complement or improve our service offerings.

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

     WEBSITE

     TLCVision has linked its branded eye care centers, network doctors and potential patients through its website, www.tlcvision.com, which provides a directory of affiliated eye care providers and contains questions and answers about laser vision correction. TLCVision's website also contains other useful information for shareholders and investors.

     TLCVision makes available free of charge on or through its website (http://www.tlcvision.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Company's website as soon as reasonably practicable after the material is electronically filed with or furnished to the Commission. All of TLCVision's filings may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically.

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

     A new excimer laser costs up to $300,000. However, the industry trend in the sale of excimer lasers is moving away from a flat purchase price to the alternative of charging the purchaser a per-procedure fee.

     As available technology improves and the FDA approves additional procedures, the Company expects to upgrade the capabilities of its lasers. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

COMPETITION

     CONSUMER MARKET FOR VISION CORRECTION

     Within the consumer market, excimer laser procedures performed at the Company's centers compete with other surgical and non- surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and technologies currently under development such as corneal rings, intraocular lenses and surgery with different types of lasers. Although the Company believes that eyeglass and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this variety of competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.

     MARKET FOR LASER VISION CORRECTION

     Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market may grow. Laser vision correction providers are divided into three major segments: corporate-owned centers; independent surgeon-owned centers; and institution-owned centers. According to Market Scope, as of October 31, 2004, independent surgeon-owned centers accounted for the largest percentage of total procedure volume in the industry with a 63% market share. Corporate-owned centers accounted for 26% of total procedures performed. The remaining 11% of laser vision correction procedures were performed at institution-owned centers, such as hospitals or universities.

     Although many competitors continue to charge less for laser vision correction than the Company's branded eye care center and its affiliated doctors, the Company believes that the important factors affecting competition in the laser vision correction market are quality of service, surgeon skill and reputation and price and that its competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.

     During 2004, the laser vision correction industry experienced a strong rebound after experiencing several years of lower demand. Additionally, average LASIK pricing continued to increase from the dramatically reduced pricing experienced from late 2000 until mid-2003, as a number of providers dramatically reduced price in an effort to gain market share. During this period, TLCVision maintained its premium-pricing model emphasizing superior quality of care and outcomes. In April 2001, LasikVision Corporation and Lasik Vision Canada Inc., subsidiaries of ICON Laser Eye Centers, Inc., made assignments in bankruptcy. In June 2001, ICON Laser Eye Centers, Inc. was placed in receivership and Vision America also declared bankruptcy during fiscal 2002. The Company believes that these filings, together with related media reports, had a negative impact on procedure volumes by generating a great deal of short-term concern and confusion among prospective patients. A series of negative news stories focusing on patients with unfavorable outcomes from procedures performed at competing centers further adversely affected procedure volumes. In addition, being an elective procedure, laser eye surgery volumes were also depressed by weak economic conditions in North America during 2001 and 2002.

     TLCVision competes in fragmented geographic markets. The Company's principal corporate competitors include LCA-Vision Inc. and Lasik Vision Institute, Inc. See "Item 1 - Business - Overview."

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

     The FDA is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLCVision eye care centers, may perform the LASIK procedure, using lasers with a PMA for PRK only (off-label use) in an exercise of professional judgment in connection with the practice of medicine.

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

     The Company has reviewed these laws and regulations with its health care counsel, and although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, the Company expects that doctors affiliated with TLCVision will comply with such laws in all material respects, although it cannot ensure such compliance by doctors.

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

     Subject to certain exceptions, federal law also prohibits referrals for the provision of Medicare or Medicaid-covered "designated health services" between a physician and another entity with which the physician (or an immediate family member) has a financial relationship (which includes ownership and compensation arrangements). This law, known as the "Stark Law," does not apply outside of the Medicare and Medicaid programs or to items or services that are not one of the 11 designated health services.

     Laser vision correction is not reimbursable by Medicare, Medicaid or other federal programs. As a result, neither the anti-kickback statute nor the Stark Law applies to the Company's laser vision correction business, but the Company may be subject to similar state laws.

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

     While the regulations are all in final form, the compliance date for each set of regulations varies. Compliance with the Privacy Regulations was required by April 14, 2003 (except for "small" health plans) and compliance with the Electronic Transaction and Code Sets Regulations was required by October 16, 2003. Compliance with the Standard Unique Employer Identifier Regulations was required by July 30, 2004; April 21, 2005 for the Security Regulations; and May 23, 2005 for the Standard Unique Health Identifier for Health Care Providers Regulations.

     The Company has instituted new policies and procedures designed to comply with the Privacy Regulations at various centers throughout the Company. Because the Company is self-insured and meets the definition of "small" health plan, the Company's health plan had until April 14, 2004 to comply with the Privacy Regulations. The Company's plan sponsor has taken steps to institute new policies and procedures to comply with the Privacy Regulations. The Company is implementing employee-training programs explaining how the regulations apply to their job role. The Company intends to implement programs to ensure compliance with the other HIPAA regulations by the applicable compliance date.

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

     Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company. Certain of the Company's eye care centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. The Company expects that ophthalmologists and optometrists affiliated with TLCVision will comply with the applicable regulations, although it cannot ensure such compliance by doctors.

     The laws of certain Canadian provinces prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities (such as the Company) from practicing medicine or optometry and, in certain circumstances, from employing physicians or optometrists directly. The Company believes that its operations comply with such laws in all material respects, and expects that doctors affiliated with TLCVision centers will comply with such laws, although it cannot ensure such compliance by doctors.

     Optometrists and ophthalmologists are subject to varying degrees and types of provincial regulation governing professional misconduct, including restrictions relating to advertising, and in the case of optometrists, a prohibition against exceeding the lawful scope of practice. In Canada, laser vision correction is not within the permitted scope of practice of optometrists. Accordingly, TLCVision does not allow optometrists to perform the procedure at TLCVision centers in Canada.

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

     NASDAQ QUORUM EXEMPTION

     The Company has received an exemption from the Nasdaq Stock Market with respect to compliance with Rule 4350(f) of the Nasdaq corporate governance rules which require that a quorum for any meeting of shareholders shall be not less than 33 1/3% of the outstanding shares of voting common stock. As permitted under the laws of New Brunswick, Canada, the Company's Bylaws provide that a quorum for a meeting of shareholders consists of at least two persons present in person and each entitled to vote at the meeting and holding at least 20% of the outstanding TLCVision common shares.

     RISK OF NON-COMPLIANCE

     Many of these laws and regulations governing the health care industry are ambiguous in nature and have not been definitively interpreted by courts and regulatory authorities. Moreover, state and local laws vary from jurisdiction to jurisdiction. Accordingly, the Company may not always be able to predict clearly how such laws and regulations will be interpreted or applied by courts and regulatory authorities and some of the Company's activities could be challenged. In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. Numerous legislative proposals have been introduced in Congress and in various state legislatures over the past several years that would, if enacted, effect major reforms of the U.S. health care system. The Company cannot predict whether any of these proposals will be adopted and, if adopted, what impact such legislation would have on the Company's business. The Company has reviewed existing laws and regulations with its health care counsel, and although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, TLCVision expects that affiliated doctors will comply with such laws in all material respects, although it cannot assure such compliance by doctors. The Company could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail certain of its business activities, reducing the potential profit to the Company of some of its legal arrangements, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     The names "TLC The Laser Center," "TLCVision," and slogans "See the Best," "Feel the Difference. See the Results" are registered U.S. service marks of TLCVision and registered trademarks in Canada. TLCVision has registered "TLC Laser Eye Centers" with the TLCVision eye design as a trademark in the United States and Canada. "Laser Vision," "Laser Vision Centers and Design," and "Laser Vision Centers" are registered trademarks in the United States utilized by LaserVision. LaserVision has secured a patent for certain aspects of its Roll-On/Roll-Off system. In addition, TLCVision owns a patent in the United States on the treatment of a potential side effect of laser vision correction generally known as "central islands." The patent expires in May 2014. The Company's service marks, patents and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. One or all of the registrations of the service marks may be challenged, invalidated or circumvented in the future.

     The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. Although the Company currently leases or purchases excimer lasers and other technology from the manufacturers, in the event that the use of an excimer laser or other procedure performed at any of the Company's refractive or secondary care centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty-bearing license, which may not be available on favorable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products, which do not infringe the patent.

EMPLOYEES

     Including part-time employees, the Company had 1,138 employees as of December 31, 2004. The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors - Dependence on Key Personnel."

RISK FACTORS

     TLCVISION HAS REPORTED ACCUMULATED DEFICITS; FUTURE PROFITABILITY UNCERTAIN

     TLCVision reported net losses of $9.4 million, $43.3 million and $161.8 million for the year ended December 31, 2003, the transitional period ended December 31, 2002 and fiscal 2002, respectively. As of December 31, 2004, TLCVision reported an accumulated deficit of $251.0 million. Even though TLCVision reported net income of $43.7 million for the year ended December 31, 2004, that amount included a gain of $25.8 million attributable to the initial public offering of its OccuLogix, Inc. subsidiary, and the Company may not be able to sustain its profitability. TLCVision's profitability will depend on a number of factors, including:

          -    demand for the Company's services;

          -    the Company's ability to control costs;

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

     In addition, OccuLogix, Inc. expects to report significant net losses at least through 2006 and possibly beyond. The Company will continue to report OccuLogix, Inc. on a consolidated basis for the foreseeable future.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     CHANGES IN GENERAL ECONOMIC CONDITIONS MAY CAUSE FLUCTUATIONS IN TLCVISION'S REVENUES AND PROFITABILITY.

     The cost of laser vision correction procedures is typically not reimbursed by health care insurance companies or other third-party payors. Accordingly, the operating results of TLCVision may vary based upon the impact of changes in economic conditions on the disposable income of consumers interested in laser vision correction. A significant decrease in consumer disposable income in a weakening economy may result in decreased procedure levels and revenues for TLCVision. For example, the downturn in the North American economy contributed to a 17% decline in the number of paid procedures at TLCVision's branded centers and a 22% decline in total revenues for the seven months ended December 31, 2002 compared to the corresponding period in 2001. In addition, weakening economic conditions may result in an increase in the number of TLCVision's customers, who experience financial distress or declare bankruptcy, which may negatively impact TLCVision's accounts receivable collection experience.

     THE MARKET FOR LASER VISION CORRECTION IS INTENSELY COMPETITIVE AND COMPETITION MAY INCREASE.

     Some of the Company's competitors or companies that may choose to enter the industry in the future, including laser manufacturers themselves, may have substantially greater financial, technical, managerial, marketing and/or other resources and experience than the Company and may compete more effectively than TLCVision. TLCVision competes with hospitals, individual ophthalmologists, other corporate laser centers and manufacturers of excimer laser equipment in offering laser vision correction services and access to excimer lasers. TLCVision's principal corporate competitors include LCA-Vision Inc. and Lasik Vision Institute, Inc.

     Competition in the market for laser vision correction could increase as excimer laser surgery becomes more commonplace and the number of ophthalmologists performing the procedure increases. In addition, competition would increase if state laws were amended to permit optometrists, in addition to ophthalmologists, to perform laser vision correction. TLCVision will compete on the basis of quality of service, surgeon skill and reputation and price. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. In recent years, competitors have offered laser vision correction at prices considerably lower than TLCVision's prices. The laser vision correction industry has been significantly affected by reductions in the price for laser vision correction, including the failure of many businesses that provided laser vision correction. Market conditions may compel TLCVision to lower prices to remain competitive and any reduction in its prices may not be offset by an increase in its procedure volume or decreases in its costs. A decrease in either the fees or procedures performed at TLCVision's eye care centers or in the number of procedures performed at its centers could cause TLCVision's revenues to decline and its business and financial condition to weaken.

     Laser vision correction competes with other surgical and non-surgical means of correcting refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and other technologies currently under development, such as intraocular lenses and surgery with different types of lasers. TLCVision's management, operations and marketing plans may not be successful in meeting this competition. Certain competitive optometry chains and other suppliers of eyeglasses and contact lenses may have substantially greater financial, technical, managerial, marketing and other resources and experience than the Company and may promote alternatives to laser vision correction or purchase laser systems and offer laser vision correction to their customers.

     If the price of excimer laser systems decreases, additional competition could develop. The price for excimer laser systems could decrease for a number of reasons, including technological innovation and increased competition among laser manufacturers. Further reductions in the price of excimer lasers could reduce demand for TLCVision's laser access services by making it economically more attractive for eye surgeons to buy excimer lasers rather than utilize TLCVision's services.

     Most affiliated surgeons performing laser vision correction at TLCVision's eye care centers and significant employees of TLCVision have agreed to restrictions on competing with TLCVision, or soliciting patients or employees associated with their facilities; however, these non-competition agreements may not be enforceable.

     THE MARKET ACCEPTANCE OF LASER VISION CORRECTION IS UNCERTAIN.

     TLCVision believes that the profitability and growth of TLCVision will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. TLCVision may have difficulty generating revenue and growing its business if laser vision correction does not become more widely accepted by the general population as an alternative to existing methods of treating refractive vision disorders. Laser vision correction may not become more widely accepted due to a number of factors, including:

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

     CONCERNS ABOUT POTENTIAL SIDE EFFECTS AND LONG-TERM RESULTS OF LASER VISION CORRECTION MAY NEGATIVELY IMPACT MARKET ACCEPTANCE OF LASER VISION CORRECTION AND PREVENT TLCVISION FROM GROWING ITS BUSINESS.

     Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Any complications or side effects of laser vision correction may call into question the safety and effectiveness of laser vision correction, which in turn may damage the likelihood of market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to product liability, malpractice or other claims against TLCVision. Also, complications or side effects could jeopardize the approval by the U.S. Food and Drug Administration of the excimer laser for sale for laser vision correction. Although results of a study showed that the majority of patients experienced no serious side effects seven years after laser vision correction using the Photorefractive Keratectomy procedure, known as PRK, complications may be identified in further long-term follow-up studies of PRK. There are no long-term studies on the side effects of Laser In-Situ Keratomileusis, known as LASIK, the procedure more often performed in recent years.

     There is no independent industry source for data on side effects or complications from laser vision correction. In addition, TLCVision does not track side effects. Some of the possible side effects of laser vision correction are:

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

     TLCVision believes that the percentage of patients who experience serious side effects as a result of laser vision correction at its centers is likely less than 1%. However, there is no study to support this belief.

     Laser vision correction may also involve the removal of "Bowman's membrane," an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. Although several studies have demonstrated no significant adverse reactions to excimer laser removal of Bowman's membrane, the long-term effect of the removal of Bowman's membrane on patients is unclear.

     TLCVISION MAY BE UNABLE TO ENTER INTO OR MAINTAIN AGREEMENTS WITH DOCTORS OR OTHER HEALTH CARE PROVIDERS ON SATISFACTORY TERMS.

     TLCVision will have difficulty generating revenue if it is unable to enter into or maintain agreements with doctors or other health care providers on satisfactory terms. Most states prohibit TLCVision from practicing medicine, employing doctors to practice medicine on its behalf or employing optometrists to render optometric services on its behalf. In most states TLCVision may only own and manage centers and enter into affiliations with doctors and other health care providers. Also, affiliated doctors have provided a significant source of patients for TLCVision and are expected to provide a significant source of patients for TLCVision. Accordingly, the success of TLCVision's business depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors to render or arrange surgical and other professional services at facilities it owns or manages.

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS MAKE FINANCIAL FORECASTING DIFFICULT.

     TLCVision may experience future quarterly losses, which may exceed prior quarterly losses. TLCVision's expense levels will be based, in part, on its expectations as to future revenues. If actual revenue levels were below expectations, TLCVision's operating results would deteriorate. Historically, the quarterly results of operations of TLCVision have varied, and future results may continue to fluctuate significantly from quarter to quarter. Accordingly, quarter-to-quarter comparisons of TLCVision's operating results may not be meaningful and should not be relied upon as indications of its future performance or annual operating results. Quarterly results will depend on numerous factors, including economic conditions in the Company's geographic markets, market acceptance of its services, seasonal factors and other factors described in this Form 10-K.

     THE MARKET PRICE OF TLCVISION'S COMMON SHARES MAY BE VOLATILE.

     Historically, the market price of TLCVision's common shares has been volatile. For example, the market price of TLCVision's common shares decreased from a high of $53.50 to a low of $0.79 between July 1999 and March 2003, then increased to $13.13 by April 2004. TLCVision's common shares will likely be volatile in the future due to industry developments and business-specific factors such as:

          - the Company's ability to effectively penetrate the laser vision correction market;

          -    the impact of OccuLogix, Inc. on results of operations;

          -    perception of the potential for rheopheresis for dry AMD

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

          -    general economic, political and market conditions; or

     In addition, in recent years the prices and trading volumes of publicly traded shares, particularly those of companies in health care related markets, have been volatile. This volatility has substantially affected the market prices of many companies' securities for reasons frequently unrelated or disproportionate to their operating performance. Following the terrorist attacks in the United States in September 2001, stock markets experienced volatility and stock prices declined, in some cases substantially. Continued volatility may reduce the market price of the common shares of TLCVision.

     TLCVISION MAY BE UNABLE TO EXECUTE ITS BUSINESS STRATEGY.

     TLCVision's business strategy is to be a diversified eye care services company, leveraging its relationships with over 13,000 ophthalmologists and optometrists throughout North America to 1) grow the core refractive business while 2) continuing to expand the non-refractive business segment.

     If TLCVision does not successfully execute this strategy or if the strategy is not effective, TLCVision may be unable to maintain or grow its revenues and profitability.

     TLCVISION MAY MAKE INVESTMENTS THAT MAY NOT BE PROFITABLE.

     TLCVision has made investments that were intended to support its strategic business purposes, such as TLCVision's investment in LaserSight Inc. These investments were generally made in companies in the laser vision correction business or that owned emerging technologies that TLCVision believed would support the Company's refractive business. TLCVision recognized a charge of approximately $26.1 million, $2.1 million and $0.4 million in the fiscal year ended May 31, 2002, the seven-month period ended December 31, 2002 and the year ended December 31, 2003, respectively, primarily as a result of the decline in the value of its investments, including the investment in LaserSight. The remaining value of the investment in LaserSight was written off in 2003 when LaserSight declared bankruptcy. TLCVision may make similar investments in the future, some of which may be material or may become material over time. If TLCVision is unable to successfully manage its current and future investments, including ASC investments, or if these investments are not profitable or do not generate the expected returns, then future operating results may be adversely impacted.

     THE GROWTH STRATEGY OF TLCVISION DEPENDS ON ITS ABILITY TO MAKE ACQUISITIONS OR ENTER INTO AFFILIATION ARRANGEMENTS.

     The success of TLCVision's growth strategy will be dependent on increasing the number of procedures at its eye care centers and/or increasing the number of eye care centers through internal development or acquisitions and entering into affiliation arrangements with local eye care professionals in markets not large enough to justify a corporate center.

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

     TLCVision's ability to achieve growth through acquisitions will depend on a number of factors, including:

          -    the availability of attractive acquisition opportunities;

          -    the availability of capital to complete acquisitions;

          - the availability of working capital to fund the operations of acquired businesses; and

          -    the effect of existing and emerging competition on operations.

     TLCVision may not be able to successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, if at all, or successfully integrate acquired businesses into its operations. TLCVision's past and possible future acquisitions may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected.

     TLCVISION MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT AND INTEGRATE NEW OPERATIONS AND FACILITIES.

     The success of TLCVision depends on its ability to manage its existing operations and facilities and to expand its businesses consistent with the Company's business strategy. In the past, TLCVision has grown rapidly in the United States. TLCVision's future growth and expansion will increase its management's responsibilities and demands on operating information technologies and financial systems and resources. TLCVision's business and financial results are dependent upon a number of factors, including its ability to:

          - implement upgraded operations, information technologies and financial systems, procedures and controls;

          -    hire and train new staff and managerial personnel;

          - adapt or amend TLCVision's business structure to comply with present or future legal requirements affecting its arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of optometry and medicine and referrals to facilities in which doctors have a financial interest; and

          - obtain regulatory approvals, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors;

     TLCVision's failure or inability to successfully implement these and other factors may adversely affect the quality and profitability of its business operations.

     TLCVISION DEPENDS ON KEY PERSONNEL WHOSE LOSS COULD ADVERSELY AFFECT ITS BUSINESS.

     TLCVision's success and growth depends in part on the active participation of key medical and management personnel, including Mr. Elias Vamvakas, Chairman of the Board of Directors, and Mr. James Wachtman, Chief Executive Officer. TLCVision maintains key person insurance for each of Mr. Vamvakas, Mr. Wachtman and several key ophthalmologists. Despite having this insurance in place, the loss of any one of these key individuals could adversely affect the quality, profitability and growth prospects of TLCVision's business operations.

     TLCVision has employment or similar agreements with the above individuals and other key personnel. The terms of these agreements include, in some cases, entitlements to substantial severance payments in the event of termination of employment by either TLCVision or the employee.

     TLCVISION MAY BE SUBJECT TO MALPRACTICE AND OTHER SIMILAR CLAIMS AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE INSURANCE AGAINST THESE CLAIMS.

     The provision of medical services at TLCVision's centers entails an inherent risk of potential malpractice and other similar claims. Beginning October 1, 2002, all of TLCVision's U.S. professional malpractice insurance had a $250,000 deductible per claim. For the period from June 1, 2003 through May 31, 2004, the Company was self-insured for Canadian claims. Patients at TLCVision's centers execute informed consent statements prior to any procedure performed by doctors at TLCVision's centers, but these consents may not provide adequate liability protection. Although TLCVision does not engage in the practice of medicine or have responsibility for compliance with regulatory and other requirements directly applicable to doctors and doctor groups, claims, suits or complaints relating to services provided at TLCVision's centers may be asserted against TLCVision in the future, and the assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages.

     TLCVision currently maintains malpractice insurance coverage and accruals that it believes is adequate both as to risks and amounts covered. In addition, TLCVision requires the doctors who provide medical services at its centers to maintain comprehensive professional liability insurance and most of these doctors have agreed to indemnify TLCVision against certain malpractice and other claims. TLCVision's insurance coverage, however, may not be adequate to satisfy claims, insurance maintained by the doctors may not protect TLCVision and such indemnification may not be enforceable or, if enforced, may not be sufficient. TLCVision's inability to obtain adequate insurance or an increase in the future cost of insurance to TLCVision and the doctors who provide medical services at the centers may have a material adverse effect on its business and financial results.

     The excimer laser system uses hazardous gases which if not properly contained could result in injury. TLCVision may not have adequate insurance for any liabilities arising from injuries caused by the excimer laser system or hazardous gases. While TLCVision believes that any claims alleging defects in TLCVision's excimer laser systems would usually be covered by the manufacturers' product liability insurance, the manufacturers of TLCVision's excimer laser systems may not continue to carry adequate product liability insurance.

     TLCVISION MAY FACE CLAIMS FOR FEDERAL, STATE AND LOCAL TAXES.

     TLCVision operates in 48 states and two Canadian provinces and is subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on its operations, payroll, assets and services. TLCVision endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors who assist in the process. Many states and other taxing authorities have been interpreting laws and regulations more aggressively to the detriment of taxpayers such as TLCVision and its customers. TLCVision believes that it has adequate provisions and accruals in its financial statements for tax liabilities, although it cannot predict the outcome of future tax assessments.

     Tax authorities in three states have contacted TLCVision and issued proposed sales tax adjustments in the aggregate amount of approximately $0.8 million for various periods through 2004 on the basis that certain of TLCVision's business arrangements constitute at least a partially taxable transaction rather than an exempt service. TLCVision's discussions with these three states are ongoing. If it is determined that any sales tax is owed, TLCVision believes that, under applicable laws and TLCVision's contracts with its customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLCVision's services. However, TLCVision may be unable to collect any such amounts from its customers and in such event would remain responsible for payment. TLCVision cannot yet predict the outcome of these outstanding assessments or any other assessments or similar actions which may be undertaken by other state tax authorities. TLCVision has evaluated and implemented a comprehensive sales tax reporting system. TLCVision believes that it has adequate provisions in its financial statements with respect to these matters.

     COMPLIANCE WITH INDUSTRY REGULATIONS IS COSTLY AND ONEROUS.

     TLCVision's operations are subject to extensive federal, state and local laws, rules and regulations. TLCVision's efforts to comply with these laws, rules and regulations may impose significant costs, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on TLCVision. The Company has incurred significant costs, and expects to incur additional costs in connection with compliance with the provisions of the Sarbanes-Oxley Act of 2002. Failure by the Company to comply with the provisions of Sarbanes-Oxley, including provision relating to internal financial controls, could have a material adverse effect on the Company

     Many state laws limit or prohibit corporations from practicing medicine and optometry, and many federal and state laws extensively regulate the solicitation of prospective patients, the structure of TLCVision's fees and its contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others. Some states also impose licensing requirements. Although TLCVision has tried to structure its business and contractual relationships in compliance with these laws in all material respects, if any aspect of its operations were found to violate applicable laws, TLCVision could be subject to significant fines or other penalties, required to cease operations in a particular state, prevented from commencing operations in a particular state or otherwise be required to revise the structure of its business or legal arrangements. Many of these laws and regulations are ambiguous, have not been definitively interpreted by courts or regulatory authorities and vary from jurisdiction to jurisdiction. Accordingly, TLCVision may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of its activities could be challenged.

     Numerous legislative proposals to reform the U.S. health care system have been introduced in Congress and in various state legislatures over the past several years. TLCVision cannot predict whether any of these proposals will be adopted and, if adopted, what impact this legislation would have on its business. To respond to any such changes, TLCVision could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail some of its business activities, reducing the potential profit of some of its arrangements.

     State medical boards and state boards of optometry generally set limits on the activities of ophthalmologists and optometrists. In some instances, issues have been raised as to whether participation in a co-management program violates some of these limits. If a state authority were to find that TLCVision's co-management program did not comply with state licensing laws, TLCVision would be required to revise the structure of its legal arrangements, and affiliated doctors might terminate their relationships with TLCVision.

     Federal and state civil and criminal statutes impose penalties, including substantial civil and criminal fines and imprisonment, on health care providers and persons who provide services to health care providers, including management businesses such as TLCVision, for fraudulently or wrongfully billing government or other insurers. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions and obtain a portion of the damages if the action is successful. TLCVision believes that it is in material compliance with these billing laws, but its business could be adversely affected if governmental authorities were to scrutinize or challenge its activities or private parties were to assert a false claim or action against us in the name of the U.S. government.

     Although TLCVision believes that it has obtained the necessary licenses or certificates of need in states where such licenses are required and that TLCVision is not required to obtain any licenses in other states, some of the state regulations governing the need for such licenses are unclear, and there is no applicable precedent or regulatory guidance to help resolve these issues. A state regulatory authority could determine that TLCVision is operating a center inappropriately without a required license or certificate of need, which could subject TLCVision to significant fines or other penalties, result in TLCVision being required to cease operations in a state or otherwise jeopardize its business and financial results. If TLCVision expands to a new geographic market, TLCVision may be unable to obtain any new license required in that jurisdiction.

     COMPLIANCE WITH ADDITIONAL HEALTH CARE REGULATIONS IN CANADA IS COSTLY AND BURDENSOME.

     Some Canadian provinces have adopted conflict of interest regulations that prohibit optometrists, ophthalmologists or corporations they own or control from receiving benefits from suppliers of medical goods or services to whom they refer patients. The laws of some Canadian provinces also prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities such as TLCVision from practicing medicine or optometry and from directly employing doctors or optometrists. TLCVision believes that it is in material compliance with these requirements, but a review of TLCVision's operations by Canadian regulators or changes in the interpretation or enforcement of existing Canadian legal requirements or the adoption of new requirements could require TLCVision to incur significant costs to comply with laws and regulations in the future or require TLCVision to change the structure of its arrangements with doctors.

     COMPLIANCE WITH U.S. FOOD AND DRUG ADMINISTRATION REGULATIONS REGARDING THE USE OF EXCIMER LASER SYSTEMS FOR LASER VISION CORRECTION IS COSTLY AND BURDENSOME.

     To date, the FDA has approved excimer laser systems manufactured by some manufacturers for sale for the treatment of nearsightedness, farsightedness and astigmatism up to stated levels of correction. Failure to comply with applicable FDA requirements with respect to the use of the excimer laser could subject TLCVision, TLCVision's affiliated doctors or laser manufacturers to enforcement action, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties.

     The FDA has adopted guidelines in connection with the approval of excimer laser systems for laser vision correction. The FDA, however, has also stated that decisions by doctors and patients to proceed outside the FDA-approved guidelines are a practice of medicine decision, which the FDA is not authorized to regulate. Failure to comply with FDA requirements or any adverse FDA action, including a reversal of its interpretation with respect to the practice of medicine, could result in a limitation on or prohibition of TLCVision's use of excimer lasers.

     Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the laser manufacturers' ability to obtain regulatory approval of laser equipment. Furthermore, the failure of other excimer laser manufacturers to comply with applicable federal, state or foreign regulatory requirements, or any adverse action against or involving such manufacturers, could limit the supply of excimer lasers, substantially increase the cost of excimer lasers, limit the number of patients that can be treated at its centers and limit TLCVision's ability to use excimer lasers.

     Most of TLCVision's eye care centers in the United States use VISX and/or Alcon Laboratories Inc. excimer lasers and most of LaserVision's lasers are VISX excimer lasers. If VISX, Alcon or other excimer laser manufacturers fail to comply with applicable federal, state or foreign regulatory requirements, or if any adverse regulatory action is taken against or involves such manufacturers, the supply of lasers could be limited and the cost of excimer lasers could increase.

     The Roll-On/Roll-Off laser system consists of an excimer laser mounted on a motorized, air suspension platform and transported in a specially modified truck. TLCVision believes that use of this transport system does not require FDA approval; the FDA has taken no position in regard to such approval. The FDA could, however, take the position that excimer lasers are not approved for use in this transport system. Such a view by the FDA could lead to an enforcement action against TLCVision, which could impede TLCVision's ability to maintain or increase its volume of excimer laser surgeries. This could have a material adverse effect on TLCVision's business and financial results. Similarly, TLCVision believes that FDA approval is not required for its mobile use of microkeratomes or the cataract equipment transported by its cataract operations. The FDA, however, could take a contrary position that could result in an enforcement action.

     DISPUTES WITH RESPECT TO INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT TLCVISION'S BUSINESS.

     There has been substantial litigation in the United States and Canada regarding the patents on ophthalmic lasers. Although the Company currently leases or purchases excimer lasers and other technology from the manufacturers, if the use of an excimer laser or other procedure performed at any of TLCVision's centers is deemed to infringe a patent or other proprietary right, TLCVision may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty-bearing license, which may involve substantial costs, including ongoing royalty payments. If a license is not available on acceptable terms, TLCVision may be required to seek the use of products which do not infringe the patent.

     TLCVision, through its subsidiary, LaserVision, has also secured patents for portions of the equipment it uses to transport TLCVision's mobile lasers. LaserVision's patents and other proprietary technology are important to TLCVision's success. These patents could be challenged, invalidated or circumvented in the future. Litigation regarding intellectual property is common and TLCVision's patents may not adequately protect its intellectual property. Defending and prosecuting intellectual property proceedings is costly and involves substantial commitments of management time. If the Company fails to successfully defend its rights with respect to its intellectual property, it may be required to pay damages and cease using its equipment to transport mobile lasers, which may have a material adverse effect on its business.

     TLCVISION MAY NOT HAVE THE CAPITAL RESOURCES NECESSARY IN ORDER TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES.

     Modern medical technology changes rapidly. New or enhanced technologies and therapies may be developed with better performance or lower costs than the laser vision correction currently provided at TLCVision's centers. TLCVision may not have the capital resources to upgrade its excimer laser equipment, acquire new or enhanced medical devices or adopt new or enhanced procedures at the time that any advanced technology or therapy is introduced.

     THE ABILITY OF TLCVISION'S SHAREHOLDERS TO EFFECT CHANGES IN CONTROL OF TLCVISION IS LIMITED.

     TLCVision has a shareholder rights plan which enables the Board of Directors to delay a change in control of TLCVision. This could discourage a third party from attempting to acquire control of TLCVision, even if an attempt would be beneficial to the interests of the shareholders. In addition, since TLCVision is a Canadian corporation, investments in TLCVision may be subject to the provisions of the Investment Canada Act. In general, this act provides a system for the notification to the Investment Canada agency of acquisitions of Canadian businesses by non-Canadian investors and for the review by the Investment Canada agency of acquisitions that meet thresholds specified in the act. To the extent that a non-Canadian person or company attempted to acquire 33% or more of TLCVision's outstanding common stock, the threshold for a presumption of control, the transaction could be reviewable by the Investment Canada agency. These factors and others could have the effect of delaying, deferring or preventing a change of control of TLCVision supported by shareholders but opposed by TLCVision's Board of Directors.

     AS THE MAJORITY OWNER OF OCCULOGIX, INC., TLCVISION MAY BE REQUIRED TO FUND ADDITIONAL CAPITAL REQUIREMENTS

     OccuLogix, Inc., reported approximately $60.0 million of cash and short-term investments as of December 31, 2004, largely as a result of its initial public offering in December 2004. OccuLogix, Inc. anticipates that the funding requirements for its activities will continue to increase substantially, primarily due to its efforts to achieve FDA approval for and to commercialize the RHEO(TM) System. OccuLogix, Inc. may need to seek additional funds in the future, and TLCVision may be required to fund OccuLogix Inc.'s additional capital requirements as the majority shareholder in order to avoid dilution of the value of its ownership.

     TLCVISION'S STOCK PRICE MAY BE IMPACTED BY THE OPERATING RESULTS OF OCCULOGIX, INC., AND ITS SUCCESS IN COMMERCIALIZING THE RHEO(TM) SYSTEM.

     Because TLCVision is the majority shareholder of OccuLogix, Inc. the results of operations of this entity are consolidated into the operating results of TLCVision's other pre-existing businesses. OccuLogix, Inc. expects to continue to report significant and increasing operating losses at least through 2006 and possibly beyond. Because of the numerous risks and uncertainties associated with developing and commercializing new medical therapies, including obtaining FDA approval, OccuLogix, Inc. is unable to predict the extent of any future losses or when it will become profitable, if ever. Because TLCVision is a significant shareholder of OccuLogix, Inc., its operating results and stock price may be negatively impacted by the requirement that it report Occulogix, Inc.'s results of operations on a consolidated basis. Additionally, there is no guarantee that OccuLogix, Inc. will be successful in commercializing RHEO(TM) System, and should such efforts fail, TLCVision will be required to write-off its remaining investment in OccuLogix, Inc.

     As a significant shareholder of OccuLogix, Inc., TLCVision's stock price may be affected by changes in the price of OccuLogix, Inc.'s common stock. TLCVision is unable to predict how fluctuations in OccuLogix, Inc.'s stock price will affect its own stock price.

ITEM 2. PROPERTIES

     The Company's 73 branded centers are located in leased premises. The leases are negotiated on market terms and typically have terms of five to ten years. The Company also maintains investment interests in three secondary care practices located in Michigan, Oklahoma and Ohio. The secondary care practice in Michigan has five satellite locations and a majority ownership in an ambulatory surgery center. The secondary care practice in Oklahoma has two satellite locations and the secondary practice in Ohio has one location.

     TLCVision's International Headquarters and the Rheo Clinic are located in premises in Mississauga, Ontario, Canada. TLCVision's U.S. Corporate Office is located in approximately 20,500 square feet of leased office space in St. Louis, Missouri under a lease that will expire in 2006. TLCVision also maintains approximately 7,000 square feet of office/warehouse space in Bloomington, Minnesota for its cataract operations. The Bloomington facility lease expires in 2009.

     The terms of the Company's leases provide for total aggregate monthly lease obligations of approximately $0.7 million in 2005.

ITEM 3. LEGAL PROCEEDINGS

     In March 2003, the Company and its subsidiary, OR Providers, Inc., were served with subpoenas issued by the U.S. Attorney's Office in Cleveland, Ohio. The subpoenas appear to relate to business practices of OR Providers prior to its acquisition by LaserVision in December 2001. OR Providers is a provider of mobile cataract services in the eastern part of the United States. The Company is aware that other entities and individuals have also been served with similar subpoenas. The subpoenas seek documents related to certain business activities and practices of OR Providers. The Company cooperated fully to comply with the subpoenas. In December 2004, the Company was advised by the office of the U.S. Attorney in Cleveland that the U.S. Attorney no longer had a need for the documents the Company supplied in compliance with the above-referenced subpoenas. Although there can be no assurance, the Company believes that this matter has been concluded.

     In January 2004, the Company was served with a lawsuit filed in the Province of Ontario, Canada, by Omar Hakim, MD. The suit sought damages based on plaintiff's allegations of breach of contract, negligent misrepresentation and detrimental reliance. On December 24, 2004, the Company paid $0.6 million to Omar Hakim, MD to purchase the minority interest of two laser centers which were 75% owned by the Company and to settle legal disputes.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Common Shares are listed on the Toronto Stock Exchange under the symbol "TLC" and on the NASDAQ National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on the Toronto Stock Exchange and the Nasdaq National Market:

                                                      THE
                                                    TORONTO            NASDAQ
                                                     STOCK            NATIONAL
                                                    EXCHANGE           MARKET
                                               -----------------   --------------
                                                 HIGH      LOW      HIGH     LOW
                                               -------   -------   ------   -----
Fiscal 2002
First Quarter August 31, 2001...............   C$ 8.48   C$ 5.76   $ 5.54   $3.72
Second Quarter November 30, 2001............      6.09      3.00     3.86    1.87
Third Quarter February 28, 2002.............      5.77      3.15     3.60    2.04
Fourth Quarter May 31, 2002.................      5.95      3.50     3.72    2.13

Transitional Period 2002
Month ended June 30, 2002...................   C$ 5.20   C$ 3.47   $ 3.25   $2.30
Third Quarter September 30, 2002............      4.20      1.30     2.77    0.80
Fourth Quarter December 31, 2002............      3.39      1.28     2.20    0.79

Fiscal 2003
First Quarter March 31, 2003................   C$ 2.15   C$ 1.32   $ 1.41   $0.91
Second Quarter June 30, 2003................      7.54      1.64     5.20    1.16
Third Quarter September 30, 2003............      9.43      5.83     6.87    4.35
Fourth Quarter December 31, 2003............     10.01      6.85     7.54    5.32

Fiscal 2004
First Quarter March 31, 2004................   C$15.38   C$ 8.32   $11.75   $6.50
Second Quarter June 30, 2004................     17.50     13.42    12.82    9.81
Third Quarter September 30, 2004............     15.55     10.37    11.92    7.95
Fourth Quarter December 31, 2004............     14.90     10.36    12.24    8.48

RECORD HOLDERS

     As of March 11, 2005, there were approximately 829 record holders of the Common Shares.

DIVIDENDS

     The Company has never declared or paid cash dividends on the Common Shares. It is the current policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business, and therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future. In addition, the Company's ability to pay dividends is currently restricted pursuant to the line of credit facility.

SHARE REPURCHASE PLAN

     On December 20, 2004, TLCVision announced that it intended to purchase up to 2,000,000 shares of its outstanding common shares. Upon approval of the buy-back from the Toronto Stock Exchange, the purchases may take place from time to time, depending on market conditions, through the facilities of the NASDAQ National Market and the Toronto Stock Exchange. The prices which TLCVision will pay for any common shares will be the market price of the shares at the time of acquisition. As of December 31, no shares had been repurchased pursuant to this plan.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2004, regarding compensation plans under which equity securities of TLCVision are authorized for issuance.

                                                                                         Number of securities
                                                                                       remaining available for
                                            Number of securities    Weighted-average    future issuances under
                                              to be issued upon    exercise price of     equity compensation
                                                 exercise of          outstanding         plans (excluding
                                            outstanding options,   options, warrants   securities reflected in
                                             warrants and rights       and rights            column (a))
Plan category                                        (a)                  (b)                    (c)
-------------                               --------------------   -----------------   -----------------------
Equity compensation plans approved
   by security holders...................           4,203               $5.08(1)                1,076
Equity compensation plans not approved
   by security holders...................              --                  --                      --
                                                    -----               -----                   -----
Total....................................           4,203               $5.08(1)                1,076
                                                    =====               =====                   =====

(1) Represents the weighted-average exercise price of outstanding options, warrants and rights denominated in U.S. dollars. The weighted-average exercise price of outstanding options, warrants and rights denominated in Canadian dollars was $5.04.

See Note 14 to the audited consolidated financial statements for more information regarding the material features of the Company's outstanding options, warrants and rights.

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

     The following tables set forth selected historical consolidated financial data of TLCVision for the years ended December 31, 2004 and 2003, twelve months ended December 31, 2002, seven-month transitional period ended December 31, 2002 and each of the fiscal years ended May 31, 2002, 2001 and 2000, which have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K and the consolidated financial statements of the Company included in the Company's May 31, 2002, 2001 and 2000 Annual Reports on Form 10-K, and the unaudited twelve-month period ended December 31, 2002. The following table should be read in conjunction with the Company's financial statements, the related notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  SEVEN-MONTH      TWELVE           YEAR ENDED
                                                                                 PERIOD ENDED   MONTHS ENDED       DECEMBER 31,
                                                                                 DECEMBER 31,   DECEMBER 31,   -------------------
                                                 2000      2001(2)     2002(3)      2002(4)        2002(5)      2003(6)    2004(7)
                                               --------   --------   ---------   ------------   ------------   --------   --------
                                                                                                  UNAUDITED
(U.S. dollars, in thousands except per
share amounts, shares and operating data)
STATEMENT OF OPERATIONS DATA
Net revenues................................   $201,223   $174,006   $ 134,751     $100,154       $ 164,605    $195,680   $242,195
Cost of revenues............................    129,234    110,016      97,789       80,825         125,163     143,305    165,686
   Gross margin.............................     71,989     63,990      36,962       19,329          39,442      52,375     76,509
General and administrative..................     44,341     44,464      36,382       25,567          39,158      31,204     33,128
Income (loss) before cumulative effect of
   accounting change........................     (5,918)   (37,773)   (146,675)     (43,343)       (144,731)     (9,399)    43,708
Income (loss) per share before cumulative
   effect of accounting change, diluted.....   $  (0.16)  $  (1.00)  $   (3.74)    $  (0.68)      $   (2.68)   $  (0.15)  $   0.61
Weighted average number of Common
   Shares outstanding, diluted..............     37,778     37,779      39,215       63,407          54,077      64,413     71,088

                                                                                   SEVEN-MONTH      TWELVE          YEAR ENDED
                                                                                  PERIOD ENDED   MONTHS ENDED      DECEMBER 31,
                                                                                  DECEMBER 31,   DECEMBER 31,   -----------------
                                                      2000    2001(2)   2002(3)      2002(4)        2002(5)     2003(6)   2004(7)
                                                    -------   -------   -------   ------------   ------------   -------   -------
OPERATING DATA (unaudited)
Number of eye care centers at end of period .....        62        59        80           84             84          76        73
Number of access service sites(1)
   Refractive ...................................        --        --       336          304            304         270       327
   Cataract .....................................        --        --       280          274            274         359       371
Number of laser vision correction procedures:
   Centers ......................................   134,000   122,800    95,000       49,700         95,000     100,500   115,700
   Access .......................................        --        --        --       43,200         47,000      75,600    80,700
   Cataract .....................................        --        --        --       23,300         24,800      40,700    43,700
Total procedures ................................   134,000   122,800    95,000      116,200        166,800     216,800   240,100

                                                     MAY 31,    MAY 31,    MAY 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2000       2001        2002         2002           2003           2004
                                                    --------   --------   ---------   ------------   ------------   ------------
BALANCE SHEET DATA
Cash and cash equivalents .......................   $ 78,531   $ 47,987   $  45,074    $  34,231      $  21,580      $  33,435
Working capital .................................     59,481     42,366      23,378       12,523         10,868        131,195
Total assets ....................................    289,364    238,438     245,515      196,056        190,748        305,241
Long-term debt, excluding current portion .......      6,728      8,313      14,643       15,760         19,242          9,991
SHAREHOLDERS' EQUITY
Common stock ....................................    269,953    276,277     387,701      388,769        397,878        458,959
Warrants and options ............................        532        532      11,755       11,035          8,143          2,872
Accumulated deficit .............................    (42,388)   (80,161)   (242,010)    (285,353)      (294,752)      (251,044)
Accumulated other comprehensive income (loss) ...     (4,451)    (9,542)         --           --             --             --
Total shareholders' equity ......................    223,646    187,106     155,014      111,828        111,269        210,787

(1)  An access service site has provided services in the preceding 90 days.

(2) In fiscal 2001, the selected financial data of the Company included a restructuring charge of $19.1 million.

(3)  In fiscal 2002, the selected financial data of the Company included:

     (a)  a charge of $81.7 million for impairment of intangibles;

     (b) a write down of $26.1 million in the fair value of investments and long-term receivables;

     (c)  a restructuring charge of $8.8 million; and

     (d)  a reduction of $2.6 million in the carrying value of fixed assets.

(4) In the seven months ended December 31, 2002, the selected financial data of the Company included:

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

(5) In the twelve-month period ended December 31, 2002, the selected financial data of the Company included:

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

(6) In fiscal 2003, the selected financial data of the Company included a restructuring charge of $2.0 million.

(7)  In fiscal 2004, the selected financial data of the Company included:

     (a) an adjustment to the fair value of investments and long-term receivables of $1.2 million;

     (b)  other income of $25.8 from the gain on sale of OccuLogix, Inc. stock;
          and

     (c) a severance charge of $2.6 million and a restructuring charge of $0.2 million.

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

OVERVIEW

     TLC Vision Corporation and its subsidiaries is a diversified eye care services company dedicated to improving lives through better vision by providing eye doctors with the tools and technologies they need to deliver high quality patient care. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Aspen Healthcare and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. The Company is also a 51% majority owner of OccuLogix, Inc., a public company focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

     Effective June 1, 2002, the Company changed its fiscal year-end from May 31 to December 31.

     In accordance with an Agreement and Plan of Merger with LaserVision Centers, Inc. (LaserVision), the Company completed a business combination with LaserVision on May 15, 2002, which resulted in LaserVision becoming a wholly-owned subsidiary of TLCVision. Accordingly, LaserVision's results are included in the Company's statement of operations beginning on the date of acquisition. LaserVision is a leading access service provider of excimer lasers, microkeratomes and other equipment and value and support services to eye surgeons. The combined companies provide a broader array of services to eye care professionals to ensure these individuals provide superior quality of care and achieve outstanding clinical results. The Company believes this will be the long-term determinant of success in the eye surgery services industry.

     The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction procedure volumes and increase revenues. Cost reduction initiatives continue to target the effective use of funds, and our growth initiative is focusing on future development opportunities for the Company in the eye care industry.

     The Company recognizes revenues at the time procedures are performed or services are rendered. Revenues include amounts charged patients for procedures performed at laser centers, amounts charged physicians for laser access and service fees, and management fees from managing refractive and secondary care practices. Under the terms of management service agreements, the Company provides non-clinical services, which include facilities, staffing, equipment lease and maintenance, marketing and administrative services to refractive and secondary care practices in return for management fees. The management fees are typically addressed as a per procedure fee. For third party payor programs and corporations with arrangements with TLCVision, the Company's management fee and the fee charged by the surgeon are both discounted in proportion to the discount afforded to these organizations. While the Company does not direct the manner in which the surgeons practice medicine, the Company does direct the day-to-day non- clinical operations of the centers. The management service agreements typically are for an extended period of time, ranging from five to 15 years. Management fees are equal to the net revenue of the physician practice, less amounts retained by the physician groups.

     Procedure volumes represent the number of laser vision correction procedures completed for which the amount that the patient has been invoiced for the procedure exceeds a predefined Company-wide per procedure revenue threshold. Procedures that may be invoiced for less than the threshold amounts (primarily for promotional or marketing purposes) are not included in the reported procedure volume numbers.

     Doctors' compensation as presented in the financial statements represents the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's laser centers and fees paid to optometrists for pre- and post-operative care.

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

     The Company serves surgeons who performed approximately 240,100 refractive and cataract procedures at the Company's centers or used the Company's laser access services during the year ended December 31, 2004. In the twelve months ended December 31, 2004, the Company's refractive procedure volume increased to 196,400 compared to 176,100 in the twelve months ended December 31, 2003, an increase of 20,300 procedures or 12%. The Company believes that the increase in procedure volume was indicative of the growth in the laser vision correction industry as a whole as well as an effective execution of its business strategy. Being an elective procedure, laser vision correction volumes will fluctuate due to changes in economic and stock market conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns arising from the lack of long-term follow-up data.

DEVELOPMENTS DURING FISCAL 2004

     ACQUISITIONS AND DIVESTITURES

     On January 1, 2004, the Company settled a lawsuit brought by Thomas S. Tooma, M.D. and TST Acquisitions, LLC ("TST") in October 2002. Under the terms of the settlement, the Company sold approximately 24% of Laser Eye Care of California ("LECC") and 30% of its California access business to TST for $2.3 million. The Company continues to hold a 30% ownership in LECC and a 70% ownership in the California access business. The Company recorded a $1.1 million gain on the sale of these business interests which is included in "general and administrative" in the accompanying statements of operations. Effective January 1, 2004, the Company deconsolidated LECC and began reporting its interest in LECC under the equity method of accounting because it no longer owned a controlling interest in the entity.

     On March 1, 2004, OR Partners, Inc. ("OR Partners"), a subsidiary of TLCVision, entered into a purchase agreement to acquire 70% of an ambulatory surgery center ("ASC") in Texas, which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $3.8 million in cash and assumed debt of $0.4 million. The purchase price allocation included $4.1 million of goodwill. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

     On August 1, 2004, the Company paid $0.7 million in cash to acquire an additional 5% interest in an ASC in Mississippi which specializes in cataract surgery, raising its ownership interest to 65%. The Company also has an obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash per year during each of the next two years.

     On December 1, 2004, OR Partners entered into a purchase agreement to acquire 25% of an ASC in Texas. The Company paid $4.5 million in cash and has reported its interest in the ASC under the equity method of accounting since the date of acquisition.

     On December 8, 2004, the Company exchanged its 50% interest in Occulogix L.P. for a 50% interest in OccuLogix, Inc. (formerly Vascular Sciences Corporation). After the exchange, the Company owned 65.8% of the outstanding common shares of OccuLogix, Inc. (OccuLogix). As a result of the exchange, Occulogix L.P. became a wholly-owned subsidiary of OccuLogix. The Company accounted for the exchange at historical cost. Immediately after the exchange, OccuLogix completed an initial public offering (IPO) whereby OccuLogix sold 5,600,000 shares of its common stock at $12 per share. Because the IPO price exceeded the per share carrying amount of the Company's investment in OccuLogix, the Company's equity ownership in OccuLogix after the IPO exceeded its equity ownership before the IPO by $30.1 million. In accordance with Staff Accounting Bulletin No. 84, the Company accounted for the excess as an equity transaction. In connection with the IPO, TLCVision sold 2,330,184 shares of its OccuLogix common stock at $12 per share and recorded a gain of $25.8 million. At December 31, 2004, the Company owns 21,475,064 shares or 51.4% of OccuLogix common stock. The Company has included the results of operations of OccuLogix in its consolidated statement of operations since December 8, 2004.

     On December 24, 2004, the Company paid $0.6 million to Omar Hakim, MD to purchase the minority interest of two laser centers which were 75% owned by the Company and to settle legal disputes.

     RESTRUCTURING, SEVERANCE AND OTHER CHARGES

     During the year ended December 31, 2004, the Company recorded a $2.6 million charge for severance payments to two officers under the terms of employment contracts and a $0.2 million charge related to ongoing lease payment obligations at previously closed centers. The remaining severance payments are expected to be paid out within the next 12 months, while the lease costs will be paid out over the remaining terms of the leases.

     RESEARCH AND DEVELOPMENT

     During fiscal 2002, the Company entered into a joint venture with OccuLogix for the purpose of pursuing commercial applications of technologies owned or licensed by OccuLogix applicable to the evaluation, diagnosis, monitoring and treatment of dry age related macular degeneration. Prior to the reorganization and initial public offering ("IPO") of OccuLogix, the Company accounted for its investment as a research and development arrangement since the technology was in the development stage and has not received FDA approval. The Company purchased $1.0 million and $2.0 million in Series B preferred stock in the year ended May 31, 2002 and the transitional period ended December 31, 2002, respectively, and expensed it as a research and development arrangement. During 2003, the Company agreed to advance up to an additional $6.0 million to OccuLogix pursuant to a secured convertible grid debenture. The first $3.5 million advanced pursuant to such debenture is convertible into common shares of OccuLogix. OccuLogix also granted an option to the Company to acquire an amount of common shares equal to the undrawn portion of the debenture at any point in time. In fiscal 2003, the Company expensed $1.6 million to research and development related to payments made to OccuLogix during the year. Of this amount, $1.3 million reduced the value of the $6.0 million obligation to OccuLogix, and $0.3 million represented an additional equity investment in Common Stock and therefore did not reduce the amount of the remaining obligation. In fiscal 2004, the Company advanced $2.2 million to OccuLogix, satisfying the $3.5 million obligation that was converted into shares of OccuLogix. Of this amount, the Company advanced $1.2 million to OccuLogix in the first three quarters of 2004 and expensed it as research and development. The remaining advance to OccuLogix of $1.0 million in the fourth quarter of 2004 was recorded as an investment because it was not used by OccuLogix for operating purposes, but rather was available at December 31, 2004 for future needs. Due to the IPO of OccuLogix, the Company was not required to fund any additional amounts. For the year ended December 31, 2004, the $1.2 million research and development expense related to OccuLogix was offset by a $0.4 million reimbursement of an unrelated research and development investment that was previously expensed.

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

     RECOVERABILITY OF DEFERRED TAX ASSETS

     The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized. In assessing the adequacy of the valuation allowances, the Company considers the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. At December 31, 2004, the Company had valuation allowances of $132.1 million to offset net deferred tax assets of $132.1 million. The valuation allowance was based on the Company's assessment that recovery of the deferred tax assets is not likely due to the Company's history of generating taxable losses. In the event the Company determines it is likely to be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net income in the period such determination was made.

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

RISK FACTORS

     See "Item 1 - Business - Risk Factors."

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

     As a result of adopting Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), the Company began consolidating the physician practices that are managed but not owned by the Company on January 1, 2004. The consolidation resulted in the Company recording an additional $16.2 million in center revenue and $16.0 million in center cost of revenue during 2004 as the revenue earned and expenses paid (primarily doctors' compensation) by the physician practices are now included in the Company's results. The consolidation had no impact on net income.

     Prior to the adoption, doctors' compensation and related revenue were not reflected in the Company's statement of operations for the managed centers, but were reflected in the Company's statement of operations for the owned centers. The Company previously presented the revenues and cost of revenues of managed centers and owned centers separately in the statements of operations due to different profit margins. Beginning with the first quarter of 2004, the Company presents all centers, managed and owned, together because both types of centers now include doctors' compensation and the related revenue.

     The increase in center revenue attributed to the adoption of FIN 46 was partially offset by the deconsolidation of LECC in connection with the sale of a portion of the Company's interest in LECC. The results of operations for 2003 included $14.8 million in center revenues related to LECC whereas the results of operations for 2004 include no center revenue for LECC because LECC was accounted for using the equity method of accounting beginning January 1, 2004.

     Total revenues for the year ended December 31, 2004 were $242.2 million, an increase of $46.5 million, or 24% over revenues of $195.7 million for the year ended December 31, 2003. Approximately 73% of total revenues for the year ended December 31, 2004 were derived from refractive services compared to 75% during the year ended December 31, 2003.

     Revenues from the refractive segment for the year ended December 31, 2004 were $177.4 million, an increase of $31.2 million or 21% over revenues of $146.2 million for the year ended December 31, 2003. The increase in refractive revenues was due largely to an increase in refractive procedures. Refractive procedures for the year ended December 31, 2004 were approximately 196,400, an increase of 20,300 or 12% over refractive procedures of 176,100 for the year ended December 31, 2003. Procedures for LECC were included in both periods, and account for 16,700 procedures for the year ended December 31, 2004, an increase of 3,900 procedures over the year ended December 31, 2003. Refractive revenues also increased as a result of a higher mix of procedures performed at the Company's centers and higher average pricing.

     Revenues from centers for the year ended December 31, 2004 were $136.7 million, an increase of $26.6 million or 24% over revenues of $110.1 million for the year ended December 31, 2003. The increase in centers revenues was due, in part, to a 15,300 or 15% increase in centers procedures. Centers revenues also increased as a result of higher average pricing and additional revenue as a result of adopting FIN 46 offset by decreased revenue from deconsolidating LECC.

     Revenues from access services for the year ended December 31, 2004 were $40.7 million, an increase of $4.6 million or 13% over revenues of $36.1 million for the year ended December 31, 2003. The increase in access revenues was primarily due to an 5,100 or 7% increase in access procedures and an increase in procedure mix to the higher priced transportable business.

     The cost of refractive revenues for the year ended December 31, 2004 was $125.3 million, an increase of $13.8 million, or 12%, over the cost of refractive revenues of $111.5 million for the year ended December 31, 2003. This increase was primarily attributable to increased procedure volume and higher costs associated with Custom LASIK. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 29% for the year ended December 31, 2004 from 24% for the year ended December 31, 2003.

     The cost of revenues from centers for the year ended December 31, 2004 was $96.4 million, an increase of $10.4 million or 12% over the cost of revenues of $86.0 million from the year ended December 30, 2003. This increase primarily resulted from $5.8 million of additional costs related to increased procedure volume and higher costs associated with Custom LASIK, and $16.0 million of costs resulting from the Company's adoption of FIN 46 effective January 1, 2004. These increases were offset by $11.4 million in cost of revenues for LECC during the year ended December 31, 2003 (as compared to none during the year ended December 31, 2004).

     Gross margins from centers increased to 30% for the year ended December 31, 2004 from 22% during the year ended December 31, 2003 as higher procedure volumes led to strong incremental variable margin gains. This margin percentage increase was diluted by the consolidation of the physician practices managed by the Company due to the adoption of FIN 46. For comparison purposes, had the Company consolidated the physician practices during 2003, the gross margin percentage would have been 19% for the year ended December 31, 2003.

     The cost of revenues from access services for the year ended December 31, 2004 was $28.9 million, up $3.5 million or 14% over the cost of revenues of $25.4 million for the year ended December 31, 2003. This increase primarily resulted from higher procedure volume and higher costs associated with Custom LASIK. Gross margins from access services decreased to 29% for the year ended December 31, 2004 from 30% during the year ended December 31, 2003. This margin percentage decrease was primarily due to pricing pressure from competitors and higher costs associated with Custom LASIK.

     Revenues from other healthcare services for the year ended December 31, 2004 were $64.8 million, an increase of $15.3 million, or 31% over revenues of $49.5 million for the year ended December 31, 2003. Approximately 27% of the total revenues for the year ended December 31, 2004 were derived from other healthcare services compared to 25% during the year ended December 31, 2003. The increase in other healthcare services revenue primarily resulted from internal growth of existing businesses and contributions from ASC businesses acquired within the past year.

     The cost of revenues from other healthcare services for the year ended December 31, 2004 was $40.4 million, an increase of $8.6 million or 27% over the cost of revenues of $31.8 million for the year ended December 31, 2003. The increase in cost of revenues was primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. Gross margins increased to 38% from 36% due principally to volume growth.

     General and administrative expenses increased to $33.1 million for the year ended December 31, 2004 from $31.2 million for the year ended December 31, 2003. The $1.9 million or 6% increase relates to higher professional fees related to Sarabanes-Oxley and increased costs associated with acquisitions during the year. General and administrative expenses as a percentage of revenue decreased to 14% from 16% compared to the prior year.

     Marketing expenses decreased to $13.4 million for the year ended December 31, 2004 from $14.1 million for the year ended

December 31, 2003. The $0.7 million or 5% decrease reflected the Company's success in increasing revenue while controlling marketing expenses. Accordingly, marketing expenses as a percentage of revenue decreased to 6% from 7% compared to the prior year.

     Amortization expenses decreased to $4.1 million for the year ended December 31, 2004 from $6.7 million for the year ended December 31, 2003. This decrease was largely due to the reduction in intangible assets (Practice Management Agreements) resulting from the deconsolidation of LECC.

     Research and development expenses decreased to $0.8 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003. For the year ended December 31, 2004 and 2003, the Company incurred research and development expenses of $1.2 million and $1.6 million, respectively, relating to investments made to fund research and development efforts by OccuLogix to achieve FDA approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received FDA approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by OccuLogix. For the year ended December 31, 2004, the $1.2 million research and development expense related to OccuLogix was offset by a $0.4 million reimbursement of an unrelated research and development investment that was previously expensed.

     During the year ended December 31, 2004, the Company fully reversed a reserve of $1.2 million related to a long-term receivable due to a consistent payment history and continually improving financial strength of the debtor. In the prior year, the Company had initially reduced the reserve by $0.7 million due to a similar valuation analysis and wrote down the value of unrelated investments by $0.5 million due to other than temporary declines in value.

     During the year ended December 31, 2004, the Company recorded a total charge of $2.8 million consisting of a $2.6 million charge for severance payments to two officers under the terms of employment contracts and a $0.2 million charge for ongoing lease payment obligations at closed centers. Of the $0.2 million charge that related to closed centers, $13,000 related to a center closing in 2004 while the remaining balance related to adjustments to accruals for centers closed in previous years. The Company had recorded $2.0 million of restructuring charges during the year ended December 31, 2003 primarily relating to the closing of six unprofitable centers. Cash requirements attributable to restructuring costs will be financed through the Company's cash and cash equivalents on hand.

     The following table details restructuring charges recorded during the year ended December 31, 2004:

                                                             ACCRUAL BALANCE
                                                                  AS OF
                                  RESTRUCTURING     CASH       DECEMBER 31,
                                     CHARGES      PAYMENTS         2004
                                  -------------   --------   ---------------
Severance .....................       $2,557      $(1,057)        $1,500
Lease commitments, net of
   sub-lease income ...........           13           --             13
                                      ------      -------         ------
Total restructuring charges ...       $2,570      $(1,057)        $1,513
                                      ======      =======         ======

     Other income and expense of $26.4 million for the year ended December 31, 2004 primarily resulted from a $25.8 million gain on the sale of 2.3 million shares of OccuLogix, Inc.'s common stock. During the year ended December 31, 2003, the Company recorded $0.2 million of other income related to additional proceeds received from the settlement of an antitrust lawsuit in 2002.

     Interest expense, net decreased to $0.7 million for the year ended December 31, 2004 from $1.4 million for the year ended December 31, 2003. This decrease was a result of less interest expense due to declining debt and lease obligations coupled with more interest income related to rising cash balances.

     Minority interest expense increased to $7.0 million for the year ended December 31, 2004 from $4.7 million for the year ended December 31, 2003. This $2.3 million increase was a result of higher profits reported by the Company's subsidiaries in which the Company has a shared interest with minority partners.

     Earnings from equity investments of $2.1 million for the year ended December 31, 2004 resulted primarily from $1.3 million of earnings related to the Company's minority ownership investment in LECC and $0.7 million of earnings related to the Company's minority ownership investments in two separate secondary care service providers.

     Income tax expense increased to $0.6 million for the year ended December 31, 2004 from $0.5 million for the year ended December 31, 2003. The $0.6 million tax expense primarily consisted of state taxes for certain states where the Company expects to pay income taxes. The current year federal income tax expense attributable to the Company and subsidiaries was offset by the partial reversal of valuation allowances as the Company utilized a portion of its net operating loss carryforwards in 2004.

     Net income for the year ended December 31, 2004 was $43.7 million, or $0.61 per share, compared to a net loss of $9.4 million, or $0.15 per share, for the year ended December 31, 2003. The significant improvement in net income primarily resulted from significant growth in both the refractive and other healthcare services businesses and a gain on the sale of OccuLogix, Inc.'s common stock.

TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2002

     Results from the LaserVision business are only included for operations subsequent to the date of acquisition in May 2002. This merger significantly impacted the variances in results between the twelve months ended December 31, 2003 and 2002. Due to the completed integration of TLCVision and LaserVision, it is no longer practical to distinguish revenues or cost of revenues between the two companies. Information for the twelve months ended December 31, 2002 was not audited due to the change in fiscal years.

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

     Revenues from centers for the twelve months ended December 31, 2003 were $110.1 million, an increase of $4.6 million or 4% from $105.5 million from the prior year period. This increase resulted from increased volume largely due to the LaserVision acquisition and higher revenues associated with Custom LASIK, offset by lost revenue due to the closure of underperforming centers that were operational during part of the twelve months ended December 31, 2002.

     Revenues from access services for the twelve months ended December 31, 2003 were $36.1 million, an increase of $10.7 million from the revenues of $25.4 million for the twelve months ended December 31, 2002. Because laser access is a product offering of LaserVision only, the Company reported no access revenue for the existing TLCVision business prior to the merger in May 2002. Therefore, the increase in revenue was substantially impacted by prior year revenue only including revenue subsequent to the date of acquisition in May 2002.

     Approximately 176,100 refractive procedures were performed in the twelve months ended December 31, 2003, compared to approximately 140,600 procedures for the twelve months ended December 31, 2002. The increase in procedure volume of 35,500 or 25% was largely due to a full year of LaserVision procedures in 2003 and growth in centers offset by procedures lost due to underperforming centers that were closed since the LaserVision acquisition in May 2002.

     The cost of refractive revenues for the twelve months ended December 31, 2003 was $111.5 million, an increase of $9.3 million, or 9%, over the cost of refractive revenues of $102.2 million for the twelve months ended December 31, 2002. This increase was related to the increase in procedure volume and the higher costs associated with Custom LASIK.

     The cost of revenues from centers for the twelve months ended December 31, 2003 was $86.0 million, an increase of $3.4 million or 4% from the cost of revenues of $82.6 million from the twelve months ended December 30, 2002. This increase was related to rising costs, specifically due to higher royalty fees and doctor compensation resulting from the introduction of Custom LASIK.

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

     Fluctuations in cost of revenue were consistent with significant variable cost changes to doctors' compensation, royalty fees on laser usage and personnel and medical supplies that are highly dependent on procedural volume. The cost of revenues for refractive centers include fixed cost components for infrastructure of personnel, facilities and minimum equipment usage fees which can cause cost of revenues to increase at a slower rate than the percentage increase in the associated revenues. In addition, most refractive equipment was depreciated using a 25% declining balance method in 2003 compared to a 20% declining balance method through May 2002. If the Company had used a 25% declining method in the prior year, then the depreciation expense for the prior year would have been approximately $0.8 million higher.

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

     General and administrative expenses decreased to $31.2 million for the twelve months ended December 31, 2003 from $38.2 million for the twelve months ended December 31, 2002. The $7.0 million or 18% decrease primarily was a result of the Company's cost reduction initiatives and lower legal and accounting fees. In addition, $0.9 million was recorded as a reduction in expense related to the partial reversal of an accrual related to a settlement of a lawsuit during fiscal 2003.

     Because the Company has reduced its overhead cost structure, the combined infrastructure cost of TLCVision and LaserVision was lower than the overhead cost of TLC prior to the LaserVision acquisition despite a 25% increase in refractive procedure volume during the twelve months ended December 31, 2003. As a result, general and administrative expenses as a percentage of revenue decreased to 16% from 24% compared to the prior year period.

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

     Research and development expenses of $1.6 million for the twelve months ended December 31, 2003 decreased by $2.4 million from $4.0 million for the twelve months ended December 31, 2002. In conjunction with a partnership with Diamed Medizintechnik GmbH ("Diamed"), the Company elected to renew its investment commitment to research and development efforts by OccuLogix. As a result, the Company paid $1.6 million to OccuLogix to further its efforts to achieve FDA approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received Food and Drug Administration approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts are expended by OccuLogix. During the twelve months ended December 31, 2002, the Company made payments of $3.0 million to fund research by OccuLogix and paid $1.0 million to Tracey Technologies for custom ablation-related research and development.

     The Company's operating results for the twelve months ended December 31, 2002 included a non-cash pretax charge of $103.9 million to reduce the carrying value of goodwill and other intangible assets. The Company recorded a $72.9 million charge to reduce the carrying value of goodwill for which the carrying value exceeded the fair value, including $67.7 million related to the impairment of goodwill associated with the acquisition of LaserVision and $5.2 million for the impairment of goodwill from prior acquisitions.

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

     Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets included within the scope of the statement be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable - that is, information indicates that an impairment might exist. Given the significant decrease in the trading price of the Company's common stock during 2002, 2002 operating or cash flow losses combined with its history of operating or cash flow losses, the Company identified certain practice management agreements where the recoverability was impaired. As a result, the Company recorded an impairment charge of $31.0 million during the twelve months ended December 31, 2002. No impairment charge related to practice management agreements was recorded during fiscal 2003.

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

     The Company recorded $2.0 million of restructuring charges during the twelve months ended December 31, 2003, primarily relating to the closing of six unprofitable centers. These charges consisted of total charges of $2.3 million offset by the reversal into income of $0.3 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2003. Cash requirements attributable to restructuring costs was financed through the Company's cash and cash equivalents on hand. A total of $0.5 million of this provision related to non-cash costs of writing down fixed assets, $0.6 million related to non-cash costs of writing off prepaid expenses, investments and laser commitments, $0.4 million related to severance, and $0.5 million related to the net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income. The lease costs are being paid out over the remaining term of the lease.

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

     The following table details restructuring charges recorded during the year ended December 31, 2003:

                                                                                 ACCRUAL                                 ACCRUAL
                                                                  NON-CASH       BALANCE                  NON-CASH       BALANCE
                                                                 REDUCTIONS       AS OF                 RECUCTIONS        AS OF
                                     RESTRUCTURING     CASH         AND       DECEMBER 31,     CASH         AND       DECEMBER 31,
                                        CHARGES      PAYMENTS   ADJUSTMENTS       2003       PAYMENTS   ADJUSTMENTS       2004
                                     -------------   --------   -----------   ------------   --------   -----------   ------------
Severance ........................       $  360       $(194)       $  --          $166        $(166)       $ --            $--
Lease commitments, net of
   sublease income ...............          864        (256)          --           608         (525)        (18)            65
Write-down of fixed assets .......          370          --         (370)           --           --          --             --
Prepaid expense and investment
   charges .......................          507        (200)        (307)           --           --          --             --
Laser commitments ................          180        (180)          --            --           --          --             --
                                         ------       -----        -----          ----        -----        ----            ---
Total restructuring charges ......       $2,281       $(830)       $(677)         $774        $(691)       $(18)           $65
                                         ======       =====        =====          ====        =====        ====            ===

     Other income and expense of $0.2 million for the twelve months ended December 31, 2003 resulted from additional proceeds from the settlement of an antitrust lawsuit in 2002. During the twelve months ended December 31, 2002, the Company recorded $8.0 million in other revenue, primarily consisting of $6.8 million of one-time income from the settlement of an antitrust lawsuit plus $0.8 million of income from the termination of the agreement to purchase Aspen Health Care from the Company.

     Interest expense, net of $1.4 million for the twelve months ended December 31, 2003 reflected interest expense from debt and lease obligations partially offset by interest income from the Company's cash position. During fiscal 2003, the Company incurred additional interest expense related to new loans obtained to fund acquisitions and loans associated with the purchase of a significant amount of equipment related both to the introduction of Custom LASIK in the United States and the expansion of the MSS cataract business. In addition, interest income decreased as the Company reduced cash and cash equivalent balances during the twelve months ended December 31, 2003 compared to the corresponding period in the prior year and interest rates declined. Accordingly, interest expense, net increased $0.6 million in 2003 from $0.8 million in the prior year.

     Minority interest expense increased to $4.7 million for the twelve months ended December 31, 2003 from $1.7 million for the twelve months ended December 31, 2002. This $3.0 million increase represented greater profits reported by the Company's subsidiaries in which the Company has a shared interest with minority partners, a greater percentage of minority interest payable to partners related to the divestiture of Vision Source in 2002, and new minority interest related to the purchase of an ambulatory surgery center during 2003.

     Income tax expense of $0.5 million for the twelve-month period ended December 31, 2003 decreased $1.1 million from $1.6 million for the twelve months ended December 31, 2002 due to the favorable change in the taxable status of two subsidiaries. The $0.5 million tax expense consisted of federal and state taxes for certain of the Company's subsidiaries where consolidated federal and state tax returns cannot be filed.

     Net loss for the twelve months ended December 31, 2003 was $9.4 million, or $0.15 per share, compared to a loss of $144.7 million or $2.68 per share, for the twelve months ended December 31, 2002. The significant improvement in net loss resulted from the contribution of the full year of the LaserVision business in 2003, growth in both the refractive and other healthcare services businesses, a significant reduction in general and administrative charges and a $113.0 million reduction in impairment of intangible assets and restructuring charges in fiscal 2003 from the prior year.

SEVEN MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SEVEN MONTHS ENDED DECEMBER 31, 2001

     As used herein, "existing TLCVision" refers to TLCVision locations in existence prior to the merger with LaserVision in May 2002. Information for the seven months ended December 31, 2001 was not audited due the change in fiscal years.

     Revenues for the seven months ended December 31, 2002 were $100.2 million, a $29.9 million increase over revenues of $70.3 million for the seven months ended December 31, 2001. The contribution of LaserVision during the seven-month period ended December 31, 2002 added $44.9 million of revenues while the existing TLCVision revenue decreased by $15.2 million or 22%. Approximately 76% of total revenues for the seven months ended December 2002 were derived from refractive services compared to 87% during the seven months ended December 31, 2001.

     Revenues from the refractive segment for the seven months ended December 31, 2002 were $76.3 million, an increase of $15.0 million or 24%, over revenues of $61.3 million from refractive activities for the seven months ended December 31, 2001. LaserVision added $30.7 million of refractive revenues, while the existing TLCVision refractive revenue decreased by $15.7 million, or 26%.

     Revenues from centers for the seven months ended December 31, 2002 were $54.8 million, a decrease of $6.5 million, or 11%, from revenues of $61.3 million for the seven months ended December 31, 2001. LaserVision accounted for $9.2 million of such revenues, while the existing TLCVision revenue decreased by $15.7 million, or 26%.

     Revenues from access services for the seven months ended December 31, 2002 were $21.5 million. Because access revenues are a product offering of LaserVision only, the Company did not report any associated access revenue in the seven months ended December 31, 2001 for the existing TLCVision business.

     Approximately 92,900 refractive procedures were performed for the seven months ended December 31, 2002, compared to approximately 47,400 procedures for the seven months ended December 31, 2001. LaserVision accounted for 53,400 procedures while the TLCVision procedures decreased by 7,900 to 39,500. The Company believes that the reduction in procedure volume was indicative of overall conditions in the laser vision correction industry. The laser vision correction industry experienced uncertainty resulting from a number of issues. Being an elective procedure, laser vision correction volumes were depressed by economic and stock market conditions, rising unemployment and the uncertainty associated with the war on terrorism experienced in North America which reflected in the consumer confidence index. Also contributing to the decline was a wide range in consumer prices for laser vision correction procedures, the bankruptcies of a number of deep discount laser vision correction companies, safety and effectiveness concerns arising from the lack of long-term follow-up data and negative news stories focusing on patients with unfavorable outcomes from procedures performed at centers competing with the Company.

     The cost of refractive revenues for the seven months ended December 31, 2002 was $64.6 million, an increase of $17.0 million, or 36%, over the cost of refractive revenues of $47.6 million for the seven months ended December 31, 2001. LaserVision cost of revenue for 2002 was $24.0 million while the existing TLCVision's cost of revenue decreased by $7.0 million, or 15%.

     The cost of revenues from centers for the seven months ended December 31, 2002 was $49.2 million, an increase of $1.6 million, or 3%, from the cost of revenues of $47.6 million from the seven months ended December 31, 2001. LaserVision cost of revenue for 2002 was $8.6 million while the existing TLCVision cost of revenue decreased $7.0 million, or 15%.

     The cost of revenues from access services for the seven months ended December 31, 2002 was $15.4 million. Access services are a product offering of LaserVision only, therefore, there was no associated access cost of revenue in the seven months ended December 31, 2001 from the existing TLCVision business.

     Reductions in cost of revenue were consistent with reduced doctors' compensation resulting from lower procedure volumes, reductions in royalty fees on laser usage and reduced personnel costs. The cost of revenues for refractive centers include a fixed cost component for infrastructure of personnel, facilities and minimum equipment usage fees which has resulted in cost of revenues decreasing at a slower rate than the decrease in the associated revenues.

     Revenues from other healthcare services for the seven months ended December 31, 2002, were $23.9 million, an increase of $14.9 million from revenues of $9.0 million for the seven months ended December 31, 2001. LaserVision accounted for $14.2 million of the increase while the existing TLCVision revenue increased by $0.7 million, or 6%. Approximately 24% of the total revenues for the seven months ended December 31, 2002 were derived from other healthcare services compared to 13% during the seven months ended December 31, 2001.

     The cost of revenues from other healthcare services for the seven months ended December 31, 2002 was $16.2 million, an increase of $11.4 million, from cost of revenues of $4.8 million for the seven months ended December 31, 2001. LaserVision accounted for $9.2 million of the increase while the existing TLCVision cost of revenues increased by $2.2 million.

     General and administrative expenses increased to $25.6 million for the seven months ended December 31, 2002 from $22.8 million for the seven months ended December 31, 2001. The seven months ended December 31, 2002 included a $1.3 million charge for potential medical malpractice claims. Although the Company has reduced overhead and infrastructure cost as part of the Company's cost reduction initiatives, the combined infrastructure cost of TLCVision and LaserVision was higher than TLCVision incurred by itself during the seven months ended December 31, 2001.

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

     Research and development expenses reflected $2.0 million invested in OccuLogix. Since the technology was in the development stage and was not available commercially and had not received FDA approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as OccuLogix expends amounts.

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

     In December 2002, TLCVision wrote down its investment in a privately held company by $2.1 million. That company, which develops an implantable product that corrects and maintains vision is actively seeking additional funding at this time and has received a term sheet from a venture capital firm that indicates significant dilution to the existing shareholders. TLCVision wrote down the investment to $0.5 million to reflect the estimated market value of the investment.

     During the transitional period ended December 31, 2002, the Company recorded a $4.7 million restructuring charge for the closure of 13 centers and the elimination of 36 full-time equivalent positions primarily at the Company's Toronto headquarters. The total restructuring expense for the transitional period was $4.2 million which consisted of the $4.7 million offset by the reversal into income of $0.5 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2002. All restructuring costs will be financed through the Company's cash and cash equivalents. A total of $2.3 million of this provision related to non-cash costs of writing down fixed assets, $1.0 million related to severance, and $1.0 million related to the net future cash costs for lease commitments and costs to sublet available space offset by sub-lease income. The lease costs will be paid out over the remaining term of the lease.

     The following table details restructuring charges recorded during the transitional period ended December 31, 2002:

                                                                                ACCRUAL                                 ACCRUAL
                                                                 NON-CASH       BALANCE                  NON-CASH       BALANCE
                                                                REDUCTIONS        AT                    REDUCTIONS        AT
                                    RESTRUCTURING     CASH         AND       DECEMBER 31,     CASH         AND       DECEMBER 31,
                                       CHARGES      PAYMENTS   ADJUSTMENTS       2003       PAYMENTS   ADJUSTMENTS       2004
                                    -------------   --------   -----------   ------------   --------   -----------   ------------
Severance .......................       $1,120      $(1,047)     $   (73)        $ --        $  --         $ --          $ --
Lease commitments, net of
   sublease income ..............          978         (420)        (221)         337         (240)         166           263
Write-down of fixed assets ......        2,266           --       (2,266)          --           --           --            --
Sale of center to third party ...          342           (7)        (335)          --           --           --            --
                                        ------      -------      -------         ----        -----         ----          ----
Total restructuring charges .....       $4,706      $(1,474)     $(2,895)        $337        $(240)        $166          $263
                                        ======      =======      =======         ====        =====         ====          ====

     Other income and expense for the seven months ended December 31, 2002 of $8.0 million primarily consisted of $6.8 million of income from the settlement of an antitrust lawsuit. In August 2002, LaserVision received $8.0 million from its portion of the settlement and TLCVision received $7.1 million from its portion of the settlement. The $8.0 million relating to the activities of LaserVision represented a contingent asset acquired by the Company and was included in the purchase price allocation at May 15, 2002 as an other asset. The $7.1 million settlement received related to TLCVision has been recorded as a gain of $6.8 million (net of $0.3 million for its obligations to be paid to the minority interests) in other income and expense for the period.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2004, the Company continued to focus its activities primarily on increasing procedure volumes at its centers, reducing operating costs and expanding its other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents, short-term investments and restricted cash were $145.4 million at December 31, 2004 compared to $31.7 million at December 31, 2003. Working capital at December 31, 2004 increased to $131.2 million from $10.9 million at December 31, 2003.

     The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, purchases of short-term investments, investment in OccuLogix and the purchases of two ambulatory surgery centers. Normal operating expenses include doctors' compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

     During the year ended December 31, 2004, the Company invested $5.2 million in fixed assets and received vendor financing for $2.6 million of fixed assets, primarily equipment upgrades for Custom LASIK and new equipment related to the growth of the cataract business.

     The Company does not expect to purchase additional excimer lasers during the next 12 to 18 months, however, existing lasers and flap-making technology may need to be upgraded. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

     OccuLogix, Inc. plans to use approximately $17.5 million to $18.8 million of the proceeds from its IPO to build its organizational structure to prepare for commercialization in the United States. OccuLogix, Inc. also plans to use approximately $5.3 million to $6.6 million to complete clinical trials and approximately $9.5 million to $10.5 million to purchase and accumulate an inventory of components of the RHEO(TM) System to facilitate the rapid commercialization of the RHEO(TM) System in the United States if and when it receives FDA approval.

     As of December 31, 2004, the Company had contractual obligations relating to long-term debt, capital lease obligations, operating leases for rental of office space and equipment, marketing contracts, royalty obligations, filter purchase obligations and the purchase of additional ownership interest in an ASC requiring future minimum payments aggregating to $61.4 million. Future minimum payments over the next five years are as follows:

                                               PAYMENTS DUE BY PERIOD
                                             --------------------------
                                               LESS                        5 OR
                                               THAN      1-2       3-4     MORE
CONTRACTUAL OBLIGATIONS             TOTAL     1 YEAR    YEARS     YEARS    YEARS
-----------------------            -------   -------   -------   ------   ------
Long-term debt                     $18,248   $ 7,867   $ 3,334   $2,377   $4,670
Capital lease obligations            2,460     1,490       955       15       --
Operating leases                    22,471     8,141     9,855    3,751      724
Marketing contracts                  2,391     2,204       187       --       --
Royalty obligations                  1,250       100       200      200      750
Filter purchase obligations         13,253     2,565    10,688       --       --
Purchase of additional ownership
   interest                          1,350       675       675       --       --
                                   -------   -------   -------   ------   ------
Total                              $61,423   $23,042   $25,894   $6,343   $6,144
                                   =======   =======   =======   ======   ======

     On January 1, 2004, the Company settled a lawsuit brought by Thomas S. Tooma, M.D. and TST Acquisitions, LLC ("TST") in October 2002. Under the terms of the settlement, the Company sold approximately 24% of Laser Eye Care of California ("LECC") and 30% of its California access business to TST for $2.3 million. The Company continues to hold a 30% ownership in LECC and a 70% ownership in the California access business. The Company recorded a $1.1 million gain on the sale of these business interests which is included in "general and administrative" in the accompanying statements of operations. Effective January 1, 2004, the Company deconsolidated LECC and began reporting its interest in LECC under the equity method of accounting because it no longer owns a controlling interest in the entity.

     On March 1, 2004, OR Partners entered into a purchase agreement to acquire 70% of an ambulatory surgery center in Texas, which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $3.8 million in cash and assumed debt of $0.4 million. The purchase price allocation included $4.1 million of goodwill. The results of operations have been included in the consolidated statements of operations of the Company since the acquisition date.

     On August 1, 2004, OR Partners purchased an additional 5% ownership interest in its ASC in Mississippi for $0.7 million of which substantially all was allocated to goodwill. The Company also has an obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash per year during each of the next two years.

     On December 1, 2004, OR Partners entered into a purchase agreement to acquire 25% of an ASC in Texas. The Company paid $4.5 million in cash and has reported its interest in the ASC under the equity method of accounting since the date of acquisition.

     On December 24, 2004, the Company paid $0.6 million to Omar Hakim, MD to purchase the minority interest of two laser centers which were 75% owned by the Company and to settle legal disputes.

     During 2004, the Company received $24.7 million in proceeds from the exercise of non-qualified stock options to purchase 4.2 million common shares.

     In November 2003, the Company obtained a $15 million line of credit from GE Healthcare Financial Services. This loan is secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and Aspen Healthcare and a general lien on most other U.S. assets. As of December 31, 2004, the Company did not have any borrowings drawn under the line of credit and had an available unused line of $15 million.

     The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for the next 12 to 18 months.

     At December 31, 2003, the Company reported $2.1 million of exit liabilities primarily related to the closure of centers during 2002 and 2003. During the year ended December 31, 2004, the Company recorded an additional charge of $2.8 million primarily related to severance payments to two officers under the terms of employment contracts, made cash payments of $2.6 million and recorded $0.5 million of non-cash adjustments, resulting in a $2.8 million exit liability at December 31, 2004.

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities was $35.4 million for the year ended December 31, 2004. The cash flows provided by operating activities during the year ended December 31, 2004 were primarily due to net income of $43.7 million plus non-cash items including depreciation and amortization of $17.7 million, minority interest expense of $7.0 million, the write-off of investments related to research and development arrangements of $0.8 million, and the loss on sale of fixed assets of $0.8 million. These cash flows were offset by an increase in net operating assets of $5.0 million, a gain on sale of subsidiary stock of $25.8 million, earnings from equity investments of $2.1 million, and adjustment to the fair value of investments and long-term receivables of $1.2 million and a gain on sale of interest in subsidiary of $1.1 million. The increase in net operating assets consisted of a $1.5 million increase in accounts receivable due primarily to higher revenues, a $1.8 million increase in prepaid expenses and a $1.7 million decrease in accounts payable and accrued liabilities.

CASH USED FOR INVESTING ACTIVITIES

     Net cash used for investing activities was $88.1 million for the year ended December 31, 2004. Cash used in investing during the year ended December 31, 2004 included $111.1 million of purchases of short-term investments, $10.1 million for business acquisitions, $5.2 million for the acquisition of fixed assets and $0.8 million for investments in research and development arrangements. These cash outflows were offset by $25.8 million from TLVision's sale of OccuLogix, Inc.'s common shares, $8.4 million in proceeds from short-term investments, $2.5 million in cash distributions received from equity investments, $0.7 million in net cash associated with the sale of a portion of the Company's interest in LECC and $1.6 million from the sale of fixed assets. In 2005, the Company plans to continue to invest in other business acquisitions and invest in capital expenditures as necessary to further its business objectives. During the next 12 months, the Company expects to invest at least $0.7 million to increase its ownership in an ambulatory surgery center.

CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities was $64.6 million for the year ended December 31, 2004. Net cash provided by financing activities during the year ended December 31, 2004 was primarily due to $59.9 million of net proceeds received by OccuLogix in conjunction with its IPO, $25.2 million in proceeds from the exercise of employee stock options and employee stock purchase plans and $0.4 million related to the removal of restrictions on certain cash balances. These cash flows were offset by $13.7 million for the repayment of certain notes payable and capitalized lease obligations and $7.2 million distributed to minority interests resulting from profits at certain of the Company's business units. The Company anticipates that available financing through the additional exercise of stock options and the availability to draw upon the unused portion of the Company's $15 million line of credit, if necessary, will be sufficient to fund additional financing needs in 2005.

NEW ACCOUNTING PRONOUNCEMENTS

     For a discussion on recent pronouncements, see Note 2, "Summary of Significant Accounting Policies," in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this Report.

SUBSEQUENT EVENT

     On March 1, 2005, the Company sold its interest in Aspen to National Surgical Centers, Inc.

QUARTERLY FINANCIAL DATA (UNAUDITED)

              (Thousands of U.S. dollars except per share amounts)

                                  THREE MONTHS ENDED   THREE MONTHS ENDED    THREE MONTHS ENDED   THREE MONTHS ENDED
                                       MARCH 31,             JUNE 30,           SEPTEMBER 30,         DECEMBER 31,
                                  ------------------   -------------------   ------------------   -------------------
                                    2004    2003 (1)   2004 (5)   2003 (2)     2004    2003 (3)   2004 (6)   2003 (4)
                                  -------   --------   --------   --------   -------   --------   --------   --------
Revenues                          $65,175    $53,590    $64,661   $47,532    $56,644   $46,014     $55,715   $48,544
Gross margin                       21,713     16,405     22,307    12,465     17,609    11,465      14,880    12,040
Net income (loss)                   8,052      1,070      6,239    (3,453)     3,322    (4,090)     26,095    (2,926)
Basic income (loss) per share        0.12       0.02       0.09     (0.05)      0.05     (0.06)       0.38     (0.04)
Diluted income (loss) per share      0.12       0.02       0.09     (0.05)      0.05     (0.06)       0.36     (0.04)

(1) In the three months ended March 31, 2003, the selected financial data of the Company included an adjustment to the fair value of investments and long-term receivables of $0.2 million

(2) In the three months ended June 30, 2003, the selected financial data of the Company included:

     (a) an adjustment to the fair value of investments and long-term receivables of $0.7 million; and

     (b)  a restructuring, severance and other charge of $1.7 million

(3) In the three months ended September 30, 2003, the selected financial data of the Company included an adjustment to the fair value of investments and long-term receivables of $0.2 million

(4) In the three months ended December 31, 2003, the selected financial data of the Company included a restructuring, severance and other charge of $0.3 million

(5) In the three months ended June 30, 2004, the selected financial data of the Company included:

     (a) an adjustment to the fair value of investments and long-term receivables of $1.2 million; and

     (b)  a restructuring, severance and other charge of $2.8 million

(6) In the three months ended December 31, 2004, the selected financial data of the Company included a gain on sale of subsidiary stock of $25.8 million

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     During the year ended December 31, 2004, the Board of Directors had an Audit Committee consisting of four non-management directors. The committee met with management and the auditors to review any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the report of independent registered public accounting firm prior to the submission of the financial statements to the Board of Directors for final approval.

     The financial information throughout the text of this annual report is consistent with the information presented in the financial statements.

     The Company's accounting procedures and related systems of internal control are designed to provide reasonable assurance that its assets are safeguarded and its financial records are reliable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TLC Vision Corporation

     We have audited the accompanying consolidated balance sheets of TLC Vision Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years in the period ended December 31, 2004, the seven-month period ended December 31, 2002, and the year ended May 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TLC Vision Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, the seven-month period ended December 31, 2002, and the year ended May 31, 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, on January 1, 2004, the Company adopted the provisions of FASB Interpretation No. 46.

     As discussed in Note 8 to the consolidated financial statements, on June 1, 2001, the Company changed its method of accounting for goodwill.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TLC Vision Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2005, expressed an unqualified opinion thereon.


St. Louis Missouri                      /s/ ERNST & YOUNG LLP
March 11, 2005                          ----------------------------------------

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

                                                                                                         SEVEN-MONTH       YEAR
                                                                                                         PERIOD ENDED     ENDED
                                                                               YEAR ENDED DECEMBER 31,   DECEMBER 31,    MAY 31,
                                                                               -----------------------   ------------   ---------
                                                                                   2004       2003           2002          2002
                                                                                 --------   --------       --------     ---------
Revenues:
   Refractive:
      Centers ..............................................................     $136,730   $110,052       $ 54,793     $ 112,909
      Access ...............................................................       40,659     36,140         21,495         2,999
   Other healthcare services ...............................................       64,806     49,488         23,866        18,843
                                                                                 --------   --------       --------     ---------
Total revenues (Note 18) ...................................................      242,195    195,680        100,154       134,751
                                                                                 ========   ========       ========     =========
Cost of revenues:
   Refractive:
      Centers ..............................................................       96,388     86,045         49,224        81,911
      Access ...............................................................       28,863     25,424         15,356         1,826
      Impairment of fixed assets (Note 10) .................................           --         --             --         2,553
   Other healthcare services ...............................................       40,435     31,836         16,245        11,499
                                                                                 --------   --------       --------     ---------
Total cost of revenues .....................................................      165,686    143,305         80,825        97,789
                                                                                 --------   --------       --------     ---------
   Gross margin ............................................................       76,509     52,375         19,329        36,962
                                                                                 ========   ========       ========     =========

General and administrative .................................................       33,128     31,204         25,567        36,382
Marketing ..................................................................       13,385     14,094          8,321        15,296
Amortization of intangibles ................................................        4,098      6,685          4,074        10,227
Research and development (Note 7) ..........................................          849      1,598          2,000         2,000
Impairment of goodwill and other intangible assets (Notes 8 and 9) .........           --         --         22,138        81,720
Adjustment to the fair value of investments and long-term receivables
   (Note 7) ................................................................       (1,206)      (206)         2,095        26,082
Restructuring, severance and other charges (Note 20) .......................        2,755      2,040          4,227         8,750
                                                                                 --------   --------       --------     ---------
                                                                                   53,009     55,415         68,422       180,457
                                                                                 ========   ========       ========     =========

Operating income (loss) ....................................................       23,500     (3,040)       (49,093)     (143,495)
Other income and (expense):
   Other income, net (Note 13) .............................................       26,367        185          7,996            --
   Interest expense and other, net..........................................         (663)    (1,364)          (243)         (761)
   Minority interests ......................................................       (6,953)    (4,672)        (1,152)         (635)
   Earnings from equity investments ........................................        2,057         --             --            --
                                                                                 --------   --------       --------     ---------
Income (loss) before income taxes and cumulative effect of accounting
   change ..................................................................       44,308     (8,891)       (42,492)     (144,891)
Income tax expense (Note 16) ...............................................         (600)      (508)          (851)       (1,784)
                                                                                 --------   --------       --------     ---------
Income (loss) before cumulative effect of accounting change ................       43,708     (9,399)       (43,343)     (146,675)
Cumulative effect of accounting change (Note 8) ............................           --         --             --       (15,174)
                                                                                 --------   --------       --------     ---------
Net income (loss) ..........................................................     $ 43,708   $ (9,399)      $(43,343)    $(161,849)
                                                                                 ========   ========       ========     =========

Earnings (loss) before cumulative effect of accounting change per share -
   basic ...................................................................     $   0.64   $  (0.15)      $  (0.68)    $   (3.74)
Cumulative effect of accounting change per share - basic ...................           --         --             --         (0.39)
                                                                                 --------   --------       --------     ---------
Earnings (loss) per share - basic ..........................................     $   0.64   $  (0.15)      $  (0.68)    $   (4.13)
                                                                                 ========   ========       ========     =========
Weighted-average number of common shares outstanding - basic ...............       68,490     64,413         63,407        39,215
                                                                                 ========   ========       ========     =========

Earnings (loss) before cumulative effect of accounting change per share -
   diluted .................................................................     $   0.61   $  (0.15)      $  (0.68)    $   (3.74)
Cumulative effect of accounting change per share - diluted .................           --         --             --         (0.39)
                                                                                 --------   --------       --------     ---------
Earnings (loss) per share - diluted ........................................     $   0.61   $  (0.15)      $  (0.68)    $   (4.13)
                                                                                 ========   ========       ========     =========
Weighted-average number of common shares outstanding - diluted .............       71,088     64,413         63,407        39,215
                                                                                 ========   ========       ========     =========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                   DECEMBER 31,
                                                              ---------------------
                                                                 2004        2003
                                                              ---------   ---------
ASSETS
Current assets:
   Cash and cash equivalents ..............................   $  33,435   $  21,580
   Short-term investments .................................     111,015       8,748
   Accounts receivable (Note 6) ...........................      17,443      15,617
   Prepaid expenses, inventory and other ..................      13,821      11,646
                                                              ---------   ---------
   Total current assets ...................................     175,714      57,591

Restricted cash (Note 5) ..................................         932       1,376
Investments and other assets (Note 7) .....................      10,482       3,102
Goodwill (Note 8) .........................................      53,774      48,829
Other intangible assets (Note 9) ..........................      18,140      22,959
Fixed assets (Note 10) ....................................      46,199      56,891
                                                              ---------   ---------
Total assets ..............................................   $ 305,241   $ 190,748
                                                              =========   =========

LIABILITIES
Current liabilities:
   Accounts payable .......................................   $   8,716   $  10,627
   Accrued liabilities (Note 11) ..........................      27,139      25,811
   Current maturities of long-term debt (Note 12) .........       8,664      10,285
                                                              ---------   ---------
   Total current liabilities ..............................      44,519      46,723

Other long-term liabilities ...............................       2,722       2,607
Long-term debt, less current maturities (Note 12) .........       9,991      19,242
Minority interests ........................................      37,222      10,907

STOCKHOLDERS' EQUITY
Common stock, no par value; unlimited number authorized ...     458,959     397,878
Option and warrant equity .................................       2,872       8,143
Accumulated deficit .......................................    (251,044)   (294,752)
                                                              ---------   ---------
Total stockholders' equity ................................     210,787     111,269
                                                              ---------   ---------
Total liabilities and stockholders' equity ................   $ 305,241   $ 190,748
                                                              =========   =========

See notes to consolidated financial statements.

Approved on behalf of the Board:


/s/ JAMES C. WACHTMAN                   /s/ WARREN S. RUSTAND
-------------------------------------   ----------------------------------------
James C. Wachtman, Director             Warren S. Rustand, Director

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                        SEVEN-MONTH       YEAR
                                                                              YEAR ENDED DECEMBER 31,   PERIOD ENDED     ENDED
                                                                              -----------------------   DECEMBER 31,    MAY 31,
                                                                                  2004       2003           2002          2002
                                                                               ---------   --------     ------------   ---------
OPERATING ACTIVITIES
Net income (loss)..........................................................    $  43,708   $ (9,399)      $(43,343)    $(161,849)
Adjustments to reconcile net income (loss) to net cash from operating activities:
   Depreciation and amortization ..........................................       17,681     22,593         13,862        21,352
   Write-off of investment in research and development arrangements .......          849      1,598          2,000         2,000
   Minority interests .....................................................        6,953      4,672          1,152           107
   Gain on sale of OccuLogix, Inc. stock ..................................      (25,792)        --             --            --
   Gain on sale of interest in LECC .......................................       (1,143)        --             --            --
   Earnings from equity investments .......................................       (2,057)        --             --            --
   Loss (gain) on sales and disposals of fixed assets .....................          839       (484)         1,770         1,136
   Non-cash compensation expense ..........................................          484        125            445           866
   Impairment of goodwill and other intangibles assets ....................           --         --         22,138        81,720
   Adjustment to the fair value of investments and long-term receivables
      and impairment of fixed assets ......................................       (1,206)      (206)         2,095        28,635
   Non-cash restructuring and other costs .................................           --        677          2,266         2,503
   Cumulative effect of accounting change .................................           --         --             --        15,174
   Changes in operating assets and liabilities, net of acquisitions and dispositions
      Accounts receivable .................................................       (1,449)      (489)         3,836         1,592
      Prepaid expenses, inventory and other current assets ................       (1,801)      (964)         7,168           417
      Accounts payable and accrued liabilities ............................       (1,706)   (13,831)        (4,574)        6,321
                                                                               ---------   --------       --------     ---------
Cash from operating activities ............................................       35,360      4,292          8,815           (26)
                                                                               ---------   --------       --------     ---------

INVESTING ACTIVITIES
Purchases of fixed assets .................................................       (5,191)    (4,433)        (3,668)       (2,297)
Proceeds from sale of fixed assets ........................................        1,565        578            751            89
Proceeds from divestitures of investments and subsidiaries, net of cash ...          729        221            259           777
Proceeds from sale of OccuLogix, Inc. stock, net ..........................       25,792         --             --            --
Distributions and loan payments received from equity investments ..........        2,518         --             --            --
Investment in research and development arrangements .......................         (849)    (1,598)        (2,000)       (2,000)
Acquisitions and investments, net of cash acquired ........................      (10,067)    (8,015)        (9,695)       (5,424)
Cash acquired in Laser Vision Centers, Inc. acquisition ...................           --         --             --         7,319
Proceeds from short-term investments ......................................        8,353     15,709            556         6,058
Purchases of short-term investments .......................................     (111,055)   (21,050)        (1,850)           --
Other .....................................................................           60       (229)           (32)           56
                                                                               ---------   --------       --------     ---------
Cash from investing activities ............................................      (88,145)   (18,817)       (15,679)        4,578
                                                                               ---------   --------       --------     ---------

FINANCING ACTIVITIES
Restricted cash movement ..................................................          444      2,599          1,013        (3,369)
Proceeds from debt financing ..............................................           --      3,450          1,750         5,788
Principal payments of debt financing and capital leases ...................      (13,669)    (8,018)        (5,140)       (7,098)
Distributions to minority interests .......................................       (7,216)    (4,901)        (1,532)       (3,092)
Purchase of treasury stock ................................................           --         --           (191)           --
Proceeds from issuance of OccuLogix, Inc. stock, net and cash
   acquired upon consolidation ............................................       59,850         --             --            --
Proceeds from issuance of common stock ....................................       25,231      8,744            121           306
                                                                               ---------   --------       --------     ---------
Cash from financing activities ............................................       64,640      1,874         (3,979)       (7,465)
                                                                               ---------   --------       --------     ---------

Net increase (decrease) in cash and cash equivalents during the period ....       11,855    (12,651)       (10,843)       (2,913)
Cash and cash equivalents, beginning of period ............................       21,580     34,231         45,074        47,987
                                                                               ---------   --------       --------     ---------
Cash and cash equivalents, end of period...................................    $  33,435   $ 21,580       $ 34,231     $  45,074
                                                                               =========   ========       ========     =========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                          OPTION                                            OTHER
                                       COMMON STOCK         AND      TREASURY STOCK                       ACCUMULATED
                                    ------------------    WARRANT   ----------------       ACCUMULATED   COMPREHENSIVE
                                    SHARES    AMOUNT     EQUITY    SHARES    AMOUNT         DEFICIT     INCOME (LOSS)     TOTAL
                                    -------   --------   --------   ------   -------       -----------   -------------   ---------
Balance May 31, 2001 ............    38,031   $276,277   $    532      --    $    --        $ (80,161)      $(9,542)     $ 187,106
Shares issued on acquisition
   of LaserVision ...............    26,617    111,058                                                                     111,058
Value determined for shares
   issued contingent on meeting
   earnings criteria ............                   60                                                                          60
Options issued on acquisition ...                          11,001                                                           11,001
Treasury stock arising from
   acquisition ..................                                    (583)    (2,432)                                       (2,432)
Exercise of stock options .......        10         26                                                                          26
Options issued on termination ...                             222                                                              222
Shares issued as part of the
   employee share purchase
   plan .........................        85        280                                                                         280
Comprehensive loss:
   Net loss .....................                                                            (161,849)                    (161,849)
   Unrealized gains/losses on
      available-for-sale
      securities ................                                                                             9,542          9,542
                                                                                                                          --------
Total comprehensive loss ........                                                                                         (152,307)
                                    -------   --------   --------   -----    -------         ---------       -------      --------
Balance May 31, 2002 ............    64,743    387,701     11,755    (583)    (2,432)         (242,010)           --       155,014

Purchase of treasury stock ......                                    (196)      (191)                                         (191)
Shares issued as part of the
   employee share purchase
   plan .........................        46        111                                                                         111
Exercise of stock options .......         5         10                                                                          10
Options expired .................                  720       (720)                                                              --
Dilution gain on stock of
   subsidiary ...................                  227                                                                         227
Net loss and comprehensive
   loss .........................                                                              (43,343)                    (43,343)
                                    -------   --------   --------   -----    -------         ---------       -------      --------
Balance December 31, 2002 .......    64,794    388,769     11,035    (779)    (2,623)         (285,353)           --       111,828

Shares issued as part of the
    employee share purchase
    plan ........................        56        223                196        191
Exercise of stock options .......     2,102      8,330                                                                         414
Options expired or exercised ....                2,892     (2,892)                                                           8,330
Retirement of treasury stock ....      (583)    (2,432)               583      2,432                                            --
Shares issued as part of
   acquisition ..................       100         96                                                                          --
Escrow shares returned to
   the Company ..................      (713)                                                                                    96

Net loss and comprehensive
    loss ........................                                                               (9,399)                     (9,399)
                                    -------   --------   --------   -----    -------         ---------       -------      --------
Balance December 31, 2003 .......    65,756    397,878      8,143       0         --          (294,752)           --       111,269

Shares issued as part of the
   employee share purchase
   plan and 401(k) plan .........       131        532                                                                         532
Exercise of stock options .......     4,199     29,496     (4,797)                                                          24,699
Options expired or forfeited ....                  582       (582)                                                              --
Variable stock option expense ...                             108                                                              108
Value of shares issued upon
   meeting certain earnings
   criteria .....................                  389                                                                         389
Issuance of subsidiary stock ....               30,082                                                                      30,082
Net income ......................                                                               43,708                      43,708
                                    -------   --------   --------   -----    -------         ---------       -------      --------
Balance December 31, 2004 .......    70,086   $458,959   $  2,872       0    $    --         $(251,044)      $    --      $210,787
                                    =======   ========   ========   =====    =======         =========       =======      ========

See notes to consolidated financial statements.

TLC VISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)

1. NATURE OF OPERATIONS

     TLC Vision Corporation and its subsidiaries ("TLCVision" or the "Company") is a diversified healthcare service company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eyecare businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Aspen Healthcare and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with OccuLogix, Inc. (formerly Vascular Sciences Corporation) to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease known as dry age-related macular degeneration ("AMD"), via rheopheresis, a process for filtering blood.

     On December 8, 2004, the Company exchanged its 50% interest in Occulogix L.P. for a 50% interest in OccuLogix, Inc. In connection therewith, the Company converted its Series B preferred stock and convertible grid debentures into common shares of OccuLogix, Inc. After the exchange and conversion, the Company owned 65.8% of the outstanding common shares of OccuLogix, Inc. (OccuLogix). As a result of the exchange, Occulogix L.P. became a wholly-owned subsidiary of OccuLogix. The Company accounted for the exchange at historical cost. Immediately after the exchange, OccuLogix completed an initial public offering
(IPO) whereby OccuLogix sold 5,600,000 shares of its common stock at $12 per share. Because the IPO price exceeded the per share carrying amount of the Company's investment in OccuLogix, the Company's equity ownership in OccuLogix after the IPO exceeded its equity ownership before the IPO by $30.1 million. In accordance with Staff Accounting Bulletin No. 84, the Company accounted for the excess as an equity transaction. In connection with the IPO, TLCVision sold 2,330,184 shares of its OccuLogix common stock at $12 per share and recorded a gain of $25.8 million. At December 31, 2004, the Company owns 21,475,064 shares or 51.4% of OccuLogix common stock. The Company has included the results of operations of OccuLogix in its consolidated statement of operations since December 8, 2004.

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

     In 2002, the Company changed its fiscal year end from May 31 to December
31. References in the consolidated financial statements and notes to the consolidated financial statements to "fiscal 2004" and "fiscal 2003" shall mean the years ended December 31, 2004 and 2003, respectively, "transitional period 2002" shall mean the seven-month period ended December 31, 2002 and "fiscal 2002" shall mean the 12 months ended May 31, 2002.

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

Short-Term Investments

     As of December 31, 2004, short-term investments include $111.0 million of auction rate securities, which are available to support the Company's current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income. Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than five years. The Company previously classified auction rate securities as cash equivalents. In the current year, the Company reclassified $8.0 million of auction rate securities reported as cash equivalents as of December 31, 2003 to short-term investments. As of December 31, 2003, short-term investments also included bank certificates of deposit, which are classified as held-to-maturity securities and carried at amortized cost.

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

Fixed Assets

     Fixed assets are recorded at cost or the present value of future minimum lease payments for assets under capital lease. Major renewals or betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided at rates intended to represent the assets productive lives as follows:

Buildings                           - straight-line over 40 years
Computer equipment and software     - straight-line over three to four years
Furniture, fixtures and equipment   - 25% declining balance
Laser equipment                     - 25% declining balance
Leasehold improvements              - straight-line over the initial term
                                      of the lease
Medical equipment                   - 25% declining balance
Vehicles and other                  - 25% declining balance

     The Company's MSS subsidiary records depreciation on its equipment and vehicles (with a net book value of $5.3 million at December 31, 2004) on a straight-line basis over the estimated useful lives (three to ten years) of the equipment.

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

Goodwill

     The Company tests for impairment at least annually and more frequently if changes in circumstances or events indicate that it is more likely than not that impairment has occurred. The Company's annual impairment test date is November 30.

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

Revenue Recognition

     The Company recognizes refractive revenues when the procedure is performed. Revenue from centers represents the amount charged to patients for a laser vision correction procedure, net of discounts, contractual adjustments in certain regions and amounts collected as an agent of co-managing doctors. Revenue from access services represents the amount charged to the customer/surgeon for access to equipment and technical support based on use.

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

     Approximately 27% of the Company's fiscal 2004 net revenue was from the Company's other healthcare services and principally included cataract equipment access and service fees on a per procedure basis, management fees from cataract and secondary care practices and network marketing and management services and fees for professional healthcare facility management. Revenues from other healthcare services are recognized as the service is rendered or procedure performed.

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

     FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of January 1, 2004, for the Company's interests in all VIEs. Prior to the adoption of FIN 46, the Company did not consolidate physician practices that were managed but not owned by the Company. These managed physician practices were determined to be variable interest entities for which the Company is the primary beneficiary. As a result, the physician practices have been consolidated as of January 1, 2004. The adoption of FIN 46 resulted in an increase of total assets of $154,000 as of December 31, 2004, and an increase in revenues and cost of revenues for the managed refractive centers, however the adoption had no material impact on gross margin or operating income and no impact on net income. Prior periods were not restated. The following pro forma amounts reflect the effect of FIN 46 assuming it was applied retroactively:


                                        YEAR ENDED DECEMBER 31,        SEVEN-MONTH PERIOD
                                    -------------------------------    ENDED DECEMBER 31,     YEAR ENDED MAY 31,
                                      2004             2003                   2002                    2002
                                    --------   --------------------   --------------------   --------------------
                                     Actual     Actual    Pro forma    Actual    Pro forma    Actual    Pro forma
                                    --------   --------   ---------   --------   ---------   --------   ---------
Revenues:
   Refractive:
      Centers                       $136,730   $110,052   $126,498    $ 54,793   $ 63,262    $112,909    $131,286
      Access                          40,659     36,140     36,140      21,495     21,495       2,999       2,999
   Other healthcare services          64,806     49,488     49,488      23,866     23,866      18,843      18,843
                                    --------   --------   --------    --------   --------    --------    --------
Total revenues                       242,195    195,680    212,126     100,154    108,623     134,751     153,128
                                    ========   ========   ========    ========   ========    ========    ========
Cost of revenues:
   Refractive:
      Centers                         96,388     86,045    102,331      49,224     57,645       81,911     100,043
      Access                          28,863     25,424     25,424      15,356     15,356        1,826       1,826
      Impairment of fixed assets          --         --         --          --         --        2,553       2,553
   Other healthcare services          40,435     31,836     31,836      16,245     16,245       11,499      11,499
                                    --------   --------   --------    --------   --------    ---------   ---------
Total cost of revenues               165,686    143,305    159,591      80,825     89,246       97,789     115,921
                                    --------   --------   --------    --------   --------    ---------   ---------
Gross margin                        $ 76,509   $ 52,375   $ 52,535    $ 19,329   $ 19,377    $  36,962   $  37,207
                                    ========   ========   ========    ========   ========    =========   =========
General and administrative          $ 33,128   $ 31,204   $ 31,364    $ 25,567   $ 25,615    $  36,382   $  36,627
                                    ========   ========   ========    ========   ========    =========   =========
Net income (loss)                   $ 43,708   $ (9,399)  $ (9,399)   $(43,343)  $(43,343)   $(161,849)  $(161,849)
                                    ========   ========   ========    ========   ========    =========   =========
Basic earnings (loss) per share     $   0.64   $  (0.15)  $  (0.15)   $  (0.68)  $  (0.68)   $   (4.13)  $   (4.13)
                                    ========   ========   ========    ========   ========    =========   =========
Diluted earnings (loss) per share   $   0.61   $  (0.15)  $  (0.15)   $  (0.68)  $  (0.68)   $   (4.13)  $   (4.13)
                                    ========   ========   ========    ========   ========    =========   =========

     As a result of the elimination of the distinction between owned and managed centers upon the adoption of FIN 46, their revenue and costs are no longer identified separately on the Company's consolidated statements of operations.

Cost of Revenues

     Included in cost of revenues are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs, facility fees as well as center costs associated with personnel, facilities amortization and impairment of center assets.

Marketing

     Marketing costs are expensed as incurred.

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

Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded $0.5 million, $0.1 million, $0.4 million and $0.9 million of compensation expense during fiscal 2004, fiscal 2003, the transitional period 2002 and fiscal 2002, respectively. The 2004 total compensation expense of $0.5 million includes $0.1 million of variable stock option expense for options repriced in 2002. The following table illustrates the pro forma net income (loss) and earnings (loss) per share as if the fair value-based method as set forth under SFAS No. 123, "Accounting for Stock- Based Compensation," applied to all awards:

                                                    YEAR ENDED DECEMBER 31,      SEVEN-MONTH
                                                    -----------------------      PERIOD ENDED      YEAR ENDED
                                                        2004       2003       DECEMBER 31, 2002   MAY 31, 2002
                                                      --------   --------     -----------------   ------------
Net income (loss), as reported ..................       43,708   $ (9,399)        $(43,343)        $(161,849)
Add stock-based  employee  compensation cost
   included in reported net income (loss) .......          108         --               --                --
Less stock-based  employee  compensation
   cost determined  under fair value based
   method for all awards ........................       (1,245)    (1,121)            (628)           (1,564)
                                                      --------   --------         --------         ---------
Pro forma net income (loss) .....................     $ 42,571   $(10,520)        $(43,971)        $(163,413)
                                                      ========   ========         ========         =========
Pro forma earnings (loss) per share - basic .....     $   0.62   $  (0.16)        $  (0.69)        $   (4.17)
                                                      ========   ========         ========         =========
Pro forma earnings (loss) per share - diluted ...     $   0.60   $  (0.16)        $  (0.69)        $   (4.17)
                                                      ========   ========         ========         =========

     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation cost is amortized using the attribution method under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans."

Foreign Currency Exchange

     The functional currency of the Company's Canadian operations is the U.S. dollar. The assets and liabilities of the Company's Canadian operations are maintained in Canadian dollars and remeasured into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenue and expenses are remeasured into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net income (loss).

Earnings (Loss) Per Share

     Basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of commons shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration. Average shares outstanding during fiscal 2003 and the transitional period 2002 were reduced by 712,500 shares to exclude the effect of outstanding shares in escrow related to a previous LaserVision acquisition.

Contingent Consideration

     When the Company enters into agreements that provide for contingent consideration based on the certain predefined targets being met, an analysis is made to determine whether the contingent consideration represents an additional purchase price obligation or is deemed to be compensation expense. The accounting treatment if the consideration is determined to be an additional purchase price payment is to increase the value assigned to PMAs and deferred contract rights and amortize this additional amount over the remaining period of the relevant agreement. Where the contingent consideration is deemed to be compensation, the expense is reflected as an operating expense in the periods that the service is rendered.

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

Recent Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer permitted.

     The effective date of Statement 123(R) is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for the Company, although early adoption is allowed. Statement 123(R) permits companies to adopt its requirements using either a

"modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of Statement 123(R) for all share-based payments granted after that date, and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with Statement 123.

     The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While Statement 123(R) permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of Statement 123(R).

     The Company currently expects to adopt Statement 123(R) effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Subject to a complete review of the requirements of Statement 123(R), based on stock options granted to employees through December 31, 2004, the Company expects that the adoption of Statement 123(R) on July 1, 2005, would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $0.7 million each.

3. CHANGE IN FISCAL YEAR-END

     The Company changed its fiscal year-end from May 31 to December 31 effective June 1, 2002. Accordingly, the accompanying financial statements include the results of operations and cash flows for the seven-month period ended December 31, 2002. The following unaudited financial information for the twelve-month period ended December 31, 2002 and the seven-month period ended December 31, 2001 is presented for comparative purposes only:

                                                                   TWELVE-MONTH PERIOD ENDED       SEVEN-MONTH PERIOD ENDED
                                                                          DECEMBER 31,                   DECEMBER 31,
                                                               ---------------------------------   ------------------------
                                                                 2004       2003        2002          2002         2001
                                                               --------   --------   -----------    --------   -----------
                                                                                     (UNAUDITED)               (UNAUDITED)
Revenues:
   Refractive:
      Centers ..............................................   $136,730   $110,052    $ 105,520     $ 54,793    $ 61,305
      Access ...............................................     40,659     36,140       25,371       21,495          --
   Other healthcare services ...............................     64,806     49,488       33,714       23,866       8,995
                                                               --------   --------    ---------     --------    --------
Total revenues .............................................    242,195    195,680      164,605      100,154      70,300
                                                               --------   --------    ---------     --------    --------
Cost of revenues:
   Refractive:
      Centers ..............................................     96,388     86,045       82,605       49,224      47,609
      Access ...............................................     28,863     25,424       18,103       15,356          --
      Impairment of fixed assets ...........................         --         --        1,487           --       1,066
   Other healthcare services ...............................     40,435     31,836       22,968       16,245       4,776
                                                               --------   --------    ---------     --------    --------
Total cost of revenues .....................................    165,686    143,305      125,163       80,825      53,451
                                                               --------   --------    ---------     --------    --------
   Gross margin ............................................     76,509     52,375       39,442       19,329      16,849
                                                               --------   --------    ---------     --------    --------
General and administrative .................................     33,128     31,204       39,158       25,567      22,791
Marketing ..................................................     13,385     14,094       14,402        8,321       9,215
Amortization of other intangibles ..........................      4,098      6,685        8,351        4,074       5,950
Research and development ...................................        849      1,598        4,000        2,000          --
Impairment of goodwill and other intangible assets .........         --         --      103,858       22,138          --
Adjustment to the fair value of investments and
   long-term receivables ...................................     (1,206)      (206)       7,098        2,095      21,079
Restructuring, severance and other charges .................      2,755      2,040       11,218        4,227       1,759
                                                               --------   --------    ---------     --------    --------
                                                                 53,009     55,415      188,085       68,422      60,794
                                                               --------   --------    ---------     --------    --------
Operating income (loss) ....................................     23,500     (3,040)    (148,643)     (49,093)    (43,945)
Other income and (expense):
   Other income, net .......................................     26,367        185        7,996        7,996          --
   Interest expense, net ...................................       (663)    (1,364)        (752)        (243)       (252)
   Minority interest .......................................     (6,953)    (4,672)      (1,710)      (1,152)       (586)
   Earnings from equity investments ........................      2,057         --           --           --          --
                                                               --------   --------    ---------     --------    --------
Income (loss) before income taxes and
   cumulative effect of accounting change ..................    44,308    (8,891)    (143,109)     (42,492)    (44,783)
Income tax expense .........................................      (600)     (508)      (1,622)        (851)       (504)
                                                               -------   -------    ---------     --------    --------
Income (loss) before cumulative effect of
   accounting change .......................................    43,708    (9,399)    (144,731)     (43,343)    (45,287)
Cumulative effect of accounting change .....................        --        --           --           --     (15,174)
                                                               -------   -------    ---------     --------    --------
Net income (loss) ..........................................   $43,708   $(9,399)   $(144,731)    $(43,343)   $(60,461)
                                                               =======   =======    =========     ========    ========

Earnings (loss) before cumulative effect of
   accounting change per share - basic .....................   $  0.64   $ (0.15)   $   (2.68)    $  (0.68)   $  (1.19)
Cumulative effect of accounting change per
   share - basic ...........................................        --        --           --           --       (0.40)
                                                               -------   -------    ---------     --------    --------
Earnings (loss) per share - basic ..........................   $  0.64   $ (0.15)   $   (2.68)    $  (0.68)   $  (1.59)
                                                               =======   =======    =========     ========    ========
Weighted-average number of common shares
   outstanding - basic .....................................    68,490    64,413       54,077       63,407      38,064
                                                               =======   =======    =========     ========    ========

Earnings (loss) before cumulative effect of
   accounting change per share - diluted ...................   $  0.61   $ (0.15)   $   (2.68)    $  (0.68)   $  (1.19)
Cumulative effect of accounting change per share-diluted ...        --        --           --           --       (0 40)
                                                               -------   -------    ---------     --------    --------
Earnings (loss) per share - diluted ........................   $  0.61   $ (0.15)   $   (2.68)    $  (0.68)   $  (1.59)
                                                               =======   =======    =========     ========    ========
Weighted-average number of common shares
   outstanding - diluted ...................................    71,088    64,413       54,077       63,407      38,064
                                                               =======   =======    =========     ========    ========

4. ACQUISITIONS

     For the following acquisitions made by the Company, the related results of operations have been included in the consolidated statements of operations since the acquisition date.

     On December 24, 2004, the Company paid $0.6 million to Omar Hakim, MD to purchase the minority interest of two laser centers which were 75% owned by the Company and to settle legal disputes.

     On December 1, 2004, OR Partners entered into a purchase agreement to acquire 25% of an ambulatory surgery center ("ASC") in Texas. The Company paid $4.5 million in cash and has reported its interest in the ASC under the equity method of accounting since the date of acquisition.

     On August 1, 2004, OR Partners purchased an additional 5% ownership interest in its ASC in Mississippi for $0.7 million of which substantially all was allocated to goodwill. The Company also has an obligation to purchase an additional 5% ownership interest per year for $0.7 million in cash per year during each of the next two years.

     On March 1, 2004, OR Partners entered into a purchase agreement to acquire 70% of an ASC in Texas, which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ASCs. The Company paid $3.8 million in cash and assumed debt of $0.4 million. The purchase price allocation included $4.1 million of goodwill.

     On January 1, 2004, the Company settled a lawsuit brought by Thomas S. Tooma, M.D. and TST Acquisitions, LLC ("TST") in October 2002. Under the terms of the settlement, the Company sold approximately 24% of Laser Eye Care of California ("LECC") and 30% of its California access business to TST for $2.3 million. The Company continues to hold a 30% ownership in LECC, and a 70% ownership in the California access business. The Company recorded a $1.1 million gain on the sale of these business interests which is included in "general and administrative" in the accompanying statements of operations. Effective January 1, 2004, the Company deconsolidated LECC and began reporting its interest in LECC under the equity method of accounting because it no longer owns a controlling interest in the entity.

     On December 31, 2003, a majority-owned subsidiary of the Company became a majority owner of an ASC in Michigan when that ASC purchased some of its shares from one of its investors. After this change in ownership interest, the Company's subsidiary owned

65% of this ASC. Therefore, the assets and liabilities of the ASC were included in the consolidated balance sheet at December 31, 2004 and 2003. The operating results of the ASC were consolidated into the Company's statement of operations for 2004 and were recorded using the equity method of accounting for 2003.

     On November 21, 2003, a majority-owned subsidiary of the Company acquired 50% of a medical practice in Ohio for $1.0 million, of which the Company paid $0.5 million.

     On September 2, 2003, OR Partners acquired 58% of Phoenix Eye Surgical Center, LLC, which operates an ambulatory surgery center in Arizona that primarily performs cataract surgery. The Company paid $3.8 million in cash for its interest. The purchase price allocation was finalized in 2004 and resulted in $3.7 million of goodwill.

     On March 3, 2003, Midwest Surgical Services, Inc., a subsidiary of TLCVision, entered into a purchase agreement to acquire 100% of American Eye Instruments, Inc., which provides access to surgical and diagnostic equipment to perform cataract surgery in hospitals and ambulatory surgery centers. The Company paid $2.0 million in cash and issued 100,000 common shares. The Company also agreed to make additional cash payments over a three-year period up to $1.9 million, if certain financial targets are achieved. Of this amount, $0.4 million has been paid to date.

     On August 1, 2002, the Company paid $7.6 million in cash to acquire a 55% ownership interest in an ASC in Mississippi which specializes in cataract surgery. The purchase price allocation resulted in $7.4 million of goodwill. In August 2003, the Company purchased an additional 5% ownership for $0.7 million in cash, substantially all of which was recorded as goodwill.

     On August 27, 2001, the Company announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement") with LaserVision. On May 15, 2002, stockholder and regulatory approvals had been obtained, and the Company completed the acquisition of 100% of the outstanding common shares of LaserVision. The merger was effected as an all-stock combination at a fixed exchange rate of 0.95 of a common share of the Company for each issued and outstanding share of LaserVision common stock, which resulted in the issuance of
26.6 million common shares of the Company's common stock. The stock consideration was valued using the average trading price of a TLCVision share for the two days prior and subsequent to the announcement date. In addition, the Company assumed all the options and warrants to acquire stock of LaserVision outstanding at May 15, 2002 and exchanged them for approximately 8.0 million options to purchase common shares of the Company.

     The results of operations of LaserVision have been included in the consolidated statement of operations of the Company after May 15, 2002. The total purchase price of the acquisition was $130.6 million consisting of: $108.6 million of TLCVision shares issued to LaserVision shareholders; $9.8 million of costs incurred related to the merger; $1.2 million in LaserVision shares (583,000 shares) already owned by TLCVision; and $11.0 million representing the fair value of TLCVision options to purchase common shares in exchange for all the outstanding LaserVision options and warrants as of the effective date of the acquisition. The purchase price allocation resulted in $87.2 million of acquired goodwill, of which $65.8 million was assigned to the refractive segment and $21.4 million was assigned to the cataract surgery segment. The entire $87.2 million of goodwill is not deductible for tax purposes.

5. RESTRICTED CASH

     The Company had $0.9 million and $1.4 million of restricted cash as of December 31, 2004 and 2003, respectively, to guarantee outstanding bank letters of credit for leases and litigation.

6. ACCOUNTS RECEIVABLE

     Accounts receivable, net of allowances, consist of the following:

                                                                DECEMBER 31,
                                                             -----------------
                                                               2004      2003
                                                             -------   -------
Refractive ...............................................   $ 6,474   $ 7,266
Non-refractive ...........................................    10,699     8,303
Other ....................................................       270        48
                                                             -------   -------
                                                             $17,443   $15,617
                                                             =======   =======

     Non-refractive accounts receivable primarily represent amounts due from professional corporations for secondary care management services, amounts due from healthcare facilities for professional healthcare facility management fees and outstanding fees for network marketing and management services.

     The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which include the regular review of credit limits. As of December 31, 2004 and 2003 the Company had reserves for doubtful accounts and contractual allowances of $2.3 million and $2.6 million, respectively. The Company does not have a significant exposure to any individual customer.

7. INVESTMENTS AND OTHER ASSETS

     Investments and other assets consist of the following:

                                         DECEMBER 31,
                                       ----------------
                                         2004     2003
                                       -------   ------
Equity method investments ..........   $ 7,219   $1,196
Marketable equity securities .......         3        3
Non marketable equity securities ...       534      534
Long-term receivables and other ....     2,726    1,369
                                       -------   ------
                                       $10,482   $3,102
                                       =======   ======

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

     Long-term receivables and other include notes from and advances to service providers and other companies and deposits. During fiscal 2002, the Company recorded a $1.9 million reserve against a $2.3 million long-term receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company had determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. During the first six months of 2003, the secondary care provider was profitable, improved its financial strength and consistently made all payments to the Company when due. As a result, the Company reevaluated the collectibility of this note receivable as of June 30, 2003 and recorded an adjustment to the fair value of investments and long-term receivables of $0.7 million to reverse a portion of the reserve. Throughout 2003 and 2004, this secondary care provider has improved its profitability and financial position and made all of its payments to the Company when due. As a result, the Company reevaluated the collectibility of the note again as of June 30, 2004 and recorded an adjustment to the fair value of investments and long-term receivables to reverse the remaining reserve of $1.2 million.

     In December 2004, the Company loaned additional funds to the provider to fund expansion of the business by retiring the $1.9 million balance of the original loan and replacing it with a $2.8 million loan, payable over 5 years at a 6% interest rate

     During fiscal 2002, the Company entered into a joint venture with OccuLogix for the purpose of pursuing commercial applications of technologies owned or licensed by OccuLogix applicable to the evaluation, diagnosis, monitoring and treatment of dry age related macular degeneration. Prior to the reorganization and IPO of OccuLogix (see Note 1), the Company accounted for its investment as a research and development arrangement since the technology is in the development stage and has not received FDA approval. The Company purchased $1.0 million and $2.0 million in Series B preferred stock in the year ended May 31, 2002 and the transitional period ended December 31, 2002, respectively, and expensed it as a research and development arrangement. During 2003, the Company agreed to advance up to an additional $6.0 million to OccuLogix pursuant to a secured convertible grid debenture. The first $3.5 million advanced pursuant to such debenture is convertible into common shares of OccuLogix. OccuLogix also granted an option to the Company to acquire an amount of common shares equal to the undrawn portion of the debenture at any point in time. In 2003, the Company expensed $1.6 million to research and development related to payments made to OccuLogix during the year. Of this amount, $1.3 million reduced the value of the $6.0 million obligation to OccuLogix, and $0.3 million represented an additional equity investment in Common Stock and therefore did not reduce the amount of the remaining obligation. In fiscal 2004, the Company advanced $2.2 million to OccuLogix, satisfying the $3.5 million obligation that was converted into shares of OccuLogix. Of this amount, the Company advanced $1.2 million to OccuLogix in the first three quarters of 2004 and expensed it as research and development. The remaining advance to OccuLogix of $1.0 million in the fourth quarter of 2004 was recorded as an investment because it was not used by OccuLogix for operating purposes, but rather was available at December 31, 2004 for future needs. Due to the IPO of OccuLogix, the Company was not required to fund any additional amounts.

     In fiscal 2002, the Company advanced $1.0 million to Tracey Technologies, LLC ("Tracey") to support the development of laser scanning technology. This advance was used by Tracey to further develop the technology, and the Company recorded the advance as research and development expense. In 2004, Tracey repaid $0.4 million of the advance and agreed to repay the remaining $0.6 million in exchange for the Company's release of its claims on certain potential royalties should Tracey obtain FDA approval for its technology. The Company recorded the $0.4 million repayment from Tracey as a reduction to research and development expense for the year ended December 31, 2004 and will record the remaining $0.6 million when collection becomes probable.

8. GOODWILL

     Effective June 1, 2001, the Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to an annual impairment review (or more frequently if deemed appropriate).

     The Company's net goodwill amount by reported segment is as follows:

                                                 REFRACTIVE   CATARACT    OTHER     TOTAL
                                                 ----------   --------   -------   -------
December 31, 2002 ............................    $13,990      $19,091   $ 7,616   $40,697
Acquired during the period ...................        786        2,393     4,953     8,132
                                                  -------      -------   -------   -------
December 31, 2003 ............................     14,776       21,484    12,569    48,829
Deconsolidated due to partial sale of LECC ...       (467)          --        --      (467)
Acquired during the period ...................        181          306     4,925     5,412
                                                  -------      -------   -------   -------
December 31, 2004 ............................    $14,490      $21,790   $17,494   $53,774
                                                  =======      =======   =======   =======

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

     During the fourth quarters of fiscal 2004 and 2003, the Company again performed its annual impairment test. Based on the trend of stabilizing procedure volumes and increased pricing related to Custom LASIK in the refractive segment, the earning forecast for the next five years was significantly improved from the prior year periods. After estimating the fair value of each reporting unit using the present value of expected future cash flows, the Company determined that no goodwill impairment charges should be recorded during the years ended December 31, 2004 and 2003.

9. OTHER INTANGIBLE ASSETS

     The Company's other intangible assets consist of practice management agreements ("PMAs"), deferred contract rights and other intangibles. The Company has no indefinite-lived intangible assets. Amortization expense was $4.1 million, $6.7 million, $4.1 million and $10.2 million for the years ended December 31, 2004 and 2003, the seven-month period ended December 31, 2002 and the year ended May 31, 2002, respectively.

     The remaining weighted average amortization period for PMAs is 6.2 years, for deferred contract rights is 6.0 years, and for other intangibles is 13.9 years as of December 31, 2004.

     Intangible assets subject to amortization consist of the following at December 31:

                                                  2004                            2003
                                     -----------------------------   -----------------------------
                                     GROSS CARRYING    ACCUMULATED   GROSS CARRYING    ACCUMULATED
                                         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                     --------------   ------------   --------------   ------------
Practice management agreements ...       $33,329         $23,647         $43,644         $31,381
Deferred contract rights .........        13,854           6,024          13,861           3,753
Other ............................           786             158             670              82
                                         -------         -------         -------         -------
Total ............................       $47,969         $29,829         $58,175         $35,216
                                         =======         =======         =======         =======

     The estimated amortization expense for the next five years as of December 31, 2004 is as follows:

2005 .............................  $3,700
2006 .............................   3,000
2007 .............................   3,000
2008 .............................   2,300
2009 .............................   2,000

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

10. FIXED ASSETS

     Fixed assets, including capital leased assets, consist of the following:

                                            DECEMBER 31,
                                        -------------------
                                          2004       2003
                                        --------   --------
Land and buildings ..................   $ 11,280   $ 11,643
Computer equipment and software .....     13,014     13,806
Furniture, fixtures and equipment ...      9,476     10,356
Laser equipment .....................     32,137     38,046
Leasehold improvements ..............     17,165     20,050
Medical equipment ...................     30,332     31,814
Vehicles and other ..................      8,599      8,633
                                        --------   --------
                                         122,003    134,348
Less accumulated depreciation .......     75,804     77,457
                                        --------   --------
Net book value ......................   $ 46,199   $ 56,891
                                        ========   ========

     For the years ended December 31, 2004 and 2003, the transitional period 2002 and the year ended May 31, 2002, depreciation expense was $13.6 million, $15.9 million, $9.8 million and $11.1 million, respectively. Depreciation expense includes depreciation of assets reported under capital leases.

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

     In fiscal 2002, the Company completed a sale-leaseback transaction for its Canadian corporate headquarters. Total consideration received for the sale was $6.4 million, which was comprised of $5.4 million cash and a $1.0 million 8.0% note receivable ("Note"). The Note has a seven-year term with the first of four annual payments of $63,000 starting on the third anniversary of the sale and a final payment of $0.7 million due on the seventh anniversary of the sale. The lease term related to the leaseback covers a period of 15 years. For accounting purposes, due to ongoing responsibility for tenant management and administration, as well as receiving the Note as part of the consideration for the sale, no sale was recognized. For purpose of financial reporting, the cash proceeds of $5.4 million have been presented as additional debt. The four annual payments and the final payment, upon receipt, will result in additional debt, while lease payments will result in decreasing the debt and recognizing interest expense. The first payment of $63,000 was received in 2004. Until the Company meets the accounting qualifications for recognizing the sale, the building associated with the sale-leaseback will continue to be depreciated over its initial life of 40 years.

11. ACCRUED LIABILITIES

     Accrued liabilities included $8.1 million and $5.8 million of accrued wages and related expenses as of December 31, 2004 and 2003, respectively.

12. LONG-TERM DEBT

Long-term debt consists of:

                                                                                   DECEMBER 31,
                                                                                -----------------
                                                                                  2004      2003
                                                                                -------   -------
Interest at 3.11%, due through October 2005, payable to vendor ..............   $ 1,264   $ 2,781
Interest imputed at 9%, due in four payments from March 2002 through 2005,
   payable to affiliated doctor relating to practice acquisition ............     2,294     4,398
Interest imputed at 6.25%, due through October 2016, collateralized by
   building (C$7.4 million at December 31, 2004) ............................     6,138     5,979
Interest imputed at 8%, due through December 2006, payable to vendors .......     3,224     5,743
Line of credit, interest at LIBOR plus 3% (5.42% at December 31, 2004),
   due in November 2008, secured by certain current assets and investments...        --     2,000
Interest at variable rate not to exceed 1.25% over bank base rate (5.25% at
   December 31, 2004), collateralized by equipment, paid off in 2004 ........        --     2,346
Interest at 3.75% to 5.75%, due through 2009, collateralized by real estate
   and equipment ............................................................     3,038     2,817
Capital lease obligations, payable through 2008, interest ranging from 7%
   to 8.5% ..................................................................     2,352     3,251
Other .......................................................................       345       212
                                                                                -------   -------
                                                                                 18,655    29,527
Less current portion ........................................................     8,664    10,285
                                                                                -------   -------
                                                                                $ 9,991   $19,242
                                                                                =======   =======

     Principal maturities for each of the next five years and thereafter as of December 31, 2004 are as follows:

2005 .............................   $ 8,664
2006 .............................     2,543
2007 .............................     1,039
2008 .............................     1,275
2009 .............................       575
Thereafter .......................     4,559
                                     -------
Total ............................   $18,655
                                     =======

     In November 2003, the Company obtained a $15 million line of credit for five years from GE Healthcare Financial Services (the "Agreement") for a $0.1 million commitment fee and $0.2 million in related legal and out-of-pocket expenses. This loan is secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and Aspen Healthcare and a general lien on most other U.S. assets. As of December 31, 2004, the Company did not have any borrowings drawn under the line of credit and had an available unused line of $15 million.

     The Agreement includes a subjective acceleration clause and a requirement to maintain a "springing" lock-box, whereby remittances from the Company's customers are forwarded to the Company's bank account and do not reduce the outstanding debt until and unless the lender exercises the subjective acceleration clause. Consequently, outstanding borrowings were classified as long-term at December 31, 2003.

     Under the Agreement, the Company must maintain (1) consolidated cash of $12.5 million or more, (2) a maximum total debt/EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) ratio no more than 1.5, (3) a fixed charge coverage ratio (including option proceeds and excluding most non-cash charges) of at least 1.1 and (4) obtain GE's approval for certain ineligible acquisitions and unfunded capital additions greater than $2 million per year.

     Payments for capital lease obligations for each of the next five years as of December 31, 2004 are as follows:

2005 .............................    1,490
2006 .............................      739
2007 .............................      216
2008 .............................       15
2009 .............................       --
Thereafter .......................       --
                                     ------
Total ............................    2,460
Less interest portion ............      108
                                     ------
                                     $2,352
                                     ======

13. OTHER INCOME AND EXPENSE

     Other income and expense for the year ended December 31, 2004 included a $25.8 million gain on the sale of 2.3 million shares of OccuLogix, Inc., in conjunction with OccuLogix, Inc.'s IPO in December 2004 (See Note 1).

     During the year ended December 31, 2003, the Company recorded $0.2 million of other income related to additional proceeds from the settlement of an antitrust lawsuit in 2002.

     Other income and expense for the seven months ended December 31, 2002 included $6.8 million of income from the settlement of an antitrust lawsuit. In August 2002, LaserVision received $8.0 million in cash from the settlement, and TLCVision received $7.1 million in cash from the settlement. The cash received for the LaserVision portion reduced the receivable recorded in the purchase price allocation. The cash received for the TLCVision portion was recorded as a gain of $6.8 million (net of $0.3 million for its obligations to be paid to the minority interests).

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

14. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share were $0.64, $(0.15), $(0.68) and $(4.13) in 2004, 2003, the transitional period 2002 and fiscal 2002, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.

     Because the Company incurred a net loss for 2003, the transitional period 2002 and fiscal 2002, the respective calculations of diluted loss per share exclude the impact of all stock options and warrants. The calculation of diluted earnings per share for 2004 excludes the impact of 0.9 million stock options and warrants because to include them would have been anti-dilutive. Diluted earnings
(loss) per share have been computed as follows:

                                                                           Seven-Month
                                                Year Ended December 31,   Period Ended   Year Ended
                                                -----------------------   December 31,     May 31,
                                                     2004      2003           2002          2002
                                                   -------   -------      ------------   ----------
Net income (loss)                                  $43,708   $(9,399)       $(43,343)     $(161,849)
Weighted-average shares outstanding - basic         68,490    64,413          63,407         39,215
Stock options and warrants                           2,598        --              --             --
                                                   -------   -------        --------      ---------
Weighted-average shares outstanding - diluted       71,088    64,413          63,407         39,215

Earnings (loss) per share - diluted                $  0.61   $ (0.15)       $  (0.68)     $   (4.13)
                                                   =======   =======        ========      =========

15. STOCKHOLDERS' EQUITY AND OPTIONS

Option and Warrants

     In January 2000, the Company issued 100,000 warrants with an exercise price of $13.063 per share to an employee benefits company as consideration. These warrants were not transferable and expired in December 2004. Using the Black-Scholes option-pricing model (assumptions - five year life, volatility of 0.35, risk-free rate of return 6.35%, no dividends), a $0.5 million fair value was assigned to these warrants, which was amortized over the vesting period.

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

Options Outstanding

     As of December 31, 2004, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date include options that vest immediately, options that vest in equal amounts annually over the first two years or four years of the option term and options that vest entirely on the first anniversary of the grant date.

     As of December 31, 2004, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

                              OUTSTANDING                   EXERCISABLE
                  ----------------------------------   --------------------
                                WEIGHTED    WEIGHTED               WEIGHTED
                                AVERAGE      AVERAGE                AVERAGE
  PRICE RANGE     NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
    (CDN $)        OPTIONS       LIFE         PRICE     OPTIONS      PRICE
---------------   ---------   -----------   --------   ---------   --------
$ 1.43 - $ 3.87      312       2.4 years     C$ 3.01      111       C$ 3.49
$ 4.04 - $ 6.67      135       2.1 years        4.33       89          4.17
$ 7.70 - $ 8.98       56       3.5 years        7.96       19          7.91
$11.02 - $19.73       72       4.8 years       12.89        3         16.09
                     ---                     -------      ---       -------
                     575       2.7 years     C$ 5.04      222       C$ 4.31
                     ===                     =======      ===       =======

     As of December 31, 2004, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

                              OUTSTANDING                   EXERCISABLE
                  ----------------------------------   --------------------
                                WEIGHTED    WEIGHTED               WEIGHTED
                                AVERAGE      AVERAGE                AVERAGE
  PRICE RANGE     NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
    (U.S.$)        OPTIONS       LIFE         PRICE     OPTIONS      PRICE
---------------   ---------   -----------   --------   ---------   --------
 $0.90-$ 2.80       1,451      3.1 years     $ 1.76        815      $ 2.19
 $3.02-$ 4.94         752      3.5 years       4.15        738        4.14
 $5.00-$ 7.81         494      3.8 years       6.13        180        6.11
 $8.69-$13.63         931      4.9 years      10.45          3       10.83
                    -----                    ------      -----      ------
                    3,628      3.7 years     $ 5.08      1,736      $ 3.44
                    =====                    ======      =====      ======

     A total of 1,076,000 options have been authorized for issuance but was not granted as of December 31, 2004. A summary of option activity during the last three fiscal years and the transitional period follows:

                                                   WEIGHTED         WEIGHTED
                                                    AVERAGE          AVERAGE
                                                EXERCISE PRICE   EXERCISE PRICE
                                      OPTIONS      PER SHARE        PER SHARE
                                      -------   --------------   --------------
May 31, 2001 ......................     2,853      Cdn$12.65        US$ 8.46
   Granted ........................     1,221           4.45            2.81
   Exercised ......................       (10)          4.06            2.67
   Forfeited ......................      (610)         10.52            7.06
   Granted, LaserVision merger ....     7,519           7.79            5.08
                                       ------      ---------        --------
May 31, 2002 ......................    10,973      Cdn$ 8.50        US$ 5.59
   Granted ........................        11           2.17            1.42
   Exercised ......................        (5)          2.47            1.61
   Surrendered ....................      (618)         27.05           17.68
   Reissued .......................       610          13.69            8.69
   Forfeited ......................      (824)          9.66            6.95
   Expired ........................    (1,467)          6.12            4.00
                                       ------      ---------        --------
December 31, 2002 .................     8,680      Cdn$ 7.80        US$ 5.10
   Granted ........................     1,721           3.30            2.82
   Exercised ......................    (2,102)          4.38            4.11
   Forfeited ......................      (313)          4.79            4.32
   Expired ........................      (443)         15.07            7.29
                                       ------      ---------        --------
December 31, 2003 .................     7,543      Cdn$ 4.90        US$ 4.90
   Granted ........................     1,018          12.73           10.38
   Exercised ......................    (4,198)          7.49            5.90
   Forfeited ......................      (100)          3.89            6.16
   Expired ........................       (60)         16.35           10.84
                                       ------      ---------        --------
December 31, 2004 .................     4,203      Cdn$ 5.04        US$ 5.08
                                       ======      =========        ========
Exercisable at December 31, 2004 ..     1,958      Cdn$ 4.31        US$ 3.44
                                       ======      =========        ========

     In addition to the above stock options, OccuLogix may grant stock options of its common stock to employees, directors and consultants under the terms of the OccuLogix 2002 Stock Option Plan. Up to 4.5 million shares of OccuLogix's common stock may be issued under the OccuLogix plan. As of December 31, 2004, OccuLogix employees, directors and consultants held options to purchase 2.7 million shares of OccuLogix's common stock.

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

     Pursuant to a plan approved by the Company's stockholders in April 2002, most employees and officers with options at exercise prices greater than $8.688 elected to exchange them for options with an exercise price of $8.688 (Cdn$13.69). A total of 618,000 shares with an average exercise price of $17.68 (Cdn$27.05) were exchanged for 610,000 shares with exercise prices of $8.688 (Cdn$13.69). For every option with an exercise price of at least $40, the holder surrendered 75% of the shares subject to such option; for every option with an exercise price of at least $30 but less than $40, the holder surrendered 66.6% of the shares subject to such option; for every option with an exercise price of at least $20 but less than $30, the holder surrendered 50% of the shares subject to such option; and for every option with an exercise price of at least $8.688 but less than $20, the holder did not surrender any of the shares subject to such option. These repriced options are subject to variable option accounting, and compensation expense is recorded whenever these options are outstanding and the market price of the Company's stock is $8.688 (Cdn $13.69) or higher. As of December 31, 2004, 1,000 U.S. options were subject to variable option accounting. In 2004, the Company recorded $0.1 million of expense related to these repriced options.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been included in Note 2 to the financial statements. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.84% for fiscal 2004, 2.35% for fiscal 2003, 2.5% for the transitional period 2002 and 4.25% for fiscal 2002; no dividends; volatility factors of the expected market price of the Company's common shares of 0.75 for fiscal 2004 and fiscal 2003, 0.70 for the transitional period and 0.88 for fiscal 2002; and a weighted average expected option life of 2.5 years for fiscal 2004, fiscal 2003 and the transitional period, and 4.0 years for fiscal 2002. The estimated value of the options issued in connection with the LaserVision acquisition was recorded as part of the cost of the acquisition. The fair market value of the options granted during fiscal 2004 was $4.9 million (fiscal 2003 - $2.2 million; transitional period ended December 31, 2002 - $12,000; fiscal 2002 - $1.3 million). The Black-Scholes option-pricing model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable.

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

16.  INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               DECEMBER 31,
                                          ---------------------
                                             2004        2003
                                          ---------   ---------
Deferred tax asset:
   Net operating loss carryforwards ...   $  89,444   $  81,670
   Fixed assets .......................       2,108         362
   Intangibles ........................      15,995      10,357
   Investments ........................      10,689      11,330
   Accruals and other reserves ........       5,889       6,718
   163J Adjustment ....................          --      12,676
   Stock options ......................       5,566          --
   Foreign tax credit .................          15          --
   Other ..............................       4,237       1,854
                                          ---------   ---------
Total .................................     133,943     124,967
   Valuation allowance ................    (132,111)   (122,831)
                                          ---------   ---------
                                          $   1,832   $   2,136
                                          =========   =========
Deferred tax liabilities:
   Practice management agreements .....   $   1,203   $   1,349
   Intangibles ........................         629         787
                                          ---------   ---------
                                          $   1,832   $   2,136
                                          =========   =========

     As of December 31, 2004, the Company has net operating losses available for carryforward for income tax purposes of approximately $235.4 million, which are available to reduce taxable income in future years.

     The Canadian losses can only be utilized by the source company, whereas the United States losses are utilized on a United States consolidated basis. The Canadian losses of $24.5 million expire between 2007 and 2013.

     The U.S. losses of $203.5 million expire between 2011 and 2024. The U.S. losses include amounts of $116.2 million, relating to the acquisitions of 20/20, Beacon Eye, LaserVision and OccuLogix, Inc. The availability and timing of utilization of these losses are restricted.

     The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to income (loss) before income taxes were as follows:

                                                                            YEAR ENDED        SEVEN-MONTH     YEAR
                                                                           DECEMBER 31,      PERIOD ENDED     ENDED
                                                                        ------------------   DECEMBER 31,    MAY 31,
                                                                          2004       2003        2002         2002
                                                                        --------   -------   ------------   --------
Income tax expense (recovery) at the Canadian statutory rate of
   36.125% (fiscal 2003 - 35.1%; Transitional 2002 - 39.4%;
   fiscal 2002 - 40.3%) .............................................   $ 16,006   $(3,121)    $(16,731)    $(46,963)
Change in valuation allowance .......................................    (16,337)    1,929        5,824       10,025
Expenses not deductible for income tax purposes .....................        300       150       10,907       37,733
Change in Canadian tax rates ........................................         31     1,042           --           --
Corporate minimum tax, state tax and foreign tax ....................        600       508          851        1,221
Other ...............................................................         --        --           --         (232)
                                                                        --------   -------     --------     --------
                                                                        $    600   $   508     $    851     $  1,784
                                                                        ========   =======     ========     ========

The provision for income taxes is as follows:

                                  YEAR ENDED     SEVEN-MONTH     YEAR
                                 DECEMBER 31,   PERIOD ENDED    ENDED
                                 ------------   DECEMBER 31,   MAY 31,
                                  2004   2003       2002         2002
                                  ----   ----   ------------   -------
Current:
   Canada ....................    $150   $ 85       $ 67        $  112
   United States - federal ...      --     58        325           924
   United States - state .....     450    175        135           280
   Other .....................      --    190        324           468
                                  ----   ----       ----        ------
                                  $600   $508       $851        $1,784
                                  ====   ====       ====        ======

17. COMMITMENTS AND CONTINGENCIES

Commitments

     The Company leases certain center facilities under operating leases with terms generally of five to ten years. Certain leases contain rent escalation clauses and free rent periods that are charged to rent expense on a straight-line basis. The leases usually contain renewal clauses at the Company's option at fair market value. As of December 31, 2004, the Company has commitments relating to non-cancellable operating leases for rental of office space and equipment, which require future minimum payments aggregating approximately $22.5 million. Future minimum payments over the next five years and thereafter are as follows:

2005............................   $ 8,141
2006............................     6,128
2007............................     3,728
2008............................     2,378
2009............................     1,372
Thereafter......................       724
                                   -------
                                   $22,471
                                   =======

     As of December 31, 2004, the Company had commitments related to long-term marketing contracts which require payments totaling $2.2 million in 2005 and $0.2 million in 2006.

Commitments and Contingencies Related to OccuLogix

     OccuLogix entered into three separate agreements to obtain the exclusive license to certain patents. OccuLogix is required to make royalty payments totaling 3.0% of its product sales. In addition, OccuLogix is required to make minimum advance royalty payments of $37,500 quarterly, which will be credited against future royalty payments to be made in accordance with the agreements.

     Future minimum royalty payments under the OccuLogix agreements as at December 31, 2004 are approximately as follows:

2005............................   $  150
2006............................      150
2007............................      150
2008............................      150
2009 and thereafter.............    1,275
                                   ------
                                   $1,875
                                   ======

     In 2004, OccuLogix placed a purchase order for inventory representing a total commitment of $2.7 million. As at December 31, 2004, $0.4 million has been purchased against that purchase order.

     In addition, OccuLogix has committed to purchase minimum quantities of inventory beginning six months after FDA approval of the RHEO(TM) System. Minimum purchase orders for the fourth year shall be determined immediately after the term of the first year by mutual consent but shall not be less than that of the previous year. This same method shall be used in subsequent years to determine future minimum purchase quantities such that minimum purchase quantities are always fixed for three years. Future minimum annual commitments after FDA approval are approximately as follows:

Year 1..........................   $2,565
Year 2..........................    4,275
Year 3..........................    6,413

Legal Contingencies

     In March 2003, the Company and its subsidiary, OR Providers, Inc., were served with subpoenas issued by the U.S. Attorney's Office in Cleveland, Ohio. The subpoenas appear to relate to business practices of OR Providers prior to its acquisition by LaserVision in December 2001. OR Providers is a provider of mobile cataract services in the eastern part of the United States. The Company is aware that other entities and individuals have also been served with similar subpoenas. The subpoenas seek documents related to certain business activities and practices of OR Providers. The Company cooperated fully to comply with the subpoenas. In December 2004, the Company was advised by the office of the U.S. Attorney in Cleveland that the U.S. Attorney no longer had a need for the documents the Company supplied in compliance with the above-referenced subpoenas. Although there can be no assurance, the Company believes that this matter has been concluded.

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

Regulatory Tax Contingencies

     TLCVision operates in 48 states and two Canadian provinces and is subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on its operations, payroll, assets and services. TLCVision endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors who assist in the process. Many states and other taxing authorities have been interpreting laws and regulations more aggressively to the detriment of taxpayers such as TLCVision and its customers. TLCVision believes that it has adequate provisions and accruals in its financial statements for tax liabilities, although it cannot predict the outcome of future tax assessments.

     Tax authorities in three states have contacted TLCVision and issued proposed sales tax adjustments in the aggregate amount of approximately $0.8 million for various periods through 2004 on the basis that certain of TLCVision's business arrangements constitute at least a partially taxable transaction rather than an exempt service. TLCVision's discussions with these three states are ongoing. If it is determined that any sales tax is owed, TLCVision believes that, under applicable laws and TLCVision's contracts with its customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLCVision's services. However, TLCVision may be unable to collect any such amounts from its customers and in such event would remain responsible for payment. TLCVision cannot yet predict the outcome of these outstanding assessments or any other assessments or similar actions which may be undertaken by other state tax authorities. TLCVision has evaluated and implemented a comprehensive sales tax reporting system. TLCVision believes that it has adequate provisions in its financial statements with respect to these matters.

18. SEGMENT INFORMATION

     The Company has three reportable segments: refractive, mobile cataract and AMD. The refractive segment provides the majority of the Company's revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The Company acquired the mobile cataract segment in the LaserVision acquisition; therefore, no amounts are shown for that segment in periods prior to June 1, 2002. The AMD segment includes OccuLogix, Inc., OccuLogix, LP, Rheo and investments in Vascular Sciences. The AMD segment is pursuing commercial applications of treatments of dry age related muscular degeneration. The Company entered into a joint venture with OccuLogix in 2002. The Company first incurred expenses related to AMD during the transitional period 2002; therefore, no amounts are shown for AMD in periods prior to June 1, 2002. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care, network marketing and management and professional healthcare facility management. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operational components including paid procedures, net revenue after doctors' fees, fixed costs and income (loss) before income taxes.

     Inter-segment sales and transfers are minimal and are recorded as if the sales or transfers were to third parties.

     Doctors' compensation as presented in the segment information of the financial statements represent the cost to the Company of engaging ophthalmic professionals to perform laser vision correction services at the Company's laser centers. Where the Company manages laser centers due to certain state law requirements, it is the responsibility of the professional corporations or physicians to whom the Company furnishes management services to provide the required professional services and engage ophthalmic professionals. Prior to 2004, the costs associated with arranging for these professional services were reported as a cost of the professional corporation and not of the Company. In 2004, the costs associated with arranging for these professional services were reported as a cost of the Company due to the adoption of FIN 46.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company's business units were acquired or developed as a unit, and management at the time of acquisition was retained.

     The Company's business segments were as follows:

                                                                  MOBILE
          YEAR ENDED DECEMBER 31, 2004              REFRACTIVE   CATARACT     AMD      OTHER      TOTAL
          ----------------------------              ----------   --------   -------   -------   --------
Revenues.........................................    $177,389    $27,040    $   837   $36,929   $242,195
Expenses:
Doctors' compensation............................      28,156         --        147         7     28,310
Operating........................................     121,419     22,325      2,377    24,185    170,306
Depreciation expense.............................      10,488      2,197        104       794     13,583
Amortization of intangibles                             3,207        417         --       474      4,098
Research and development.........................          --         --      1,249      (400)       849
Adjustment to the fair value of investments......      (1,206)        --         --        --     (1,206)
Restructuring, severance and other charges.......       2,755         --                   --      2,755
                                                     --------    -------    -------   -------   --------
                                                      164,819     24,939      3,877    25,060    218,695
                                                     --------    -------    -------   -------   --------
Income (loss) from operations....................      12,570      2,101     (3,040)   11,869     23,500
Other income and interest expense, net...........       1,346       (114)    25,829    (1,357)    25,704
Minority interests...............................      (1,863)        --        411    (5,501)    (6,953)
Earnings from equity investments.................       1,575         --         --       482      2,057
Income taxes.....................................        (303)        (3)        --      (294)      (600)
                                                     --------    --------   -------   -------   --------
Net income.......................................    $ 13,325    $ 1,984    $23,200   $ 5,199   $ 43,708
                                                     ========    =======    =======   =======   ========
Total assets.....................................    $191,734    $15,716    $61,440   $36,351   $305,241
                                                     ========    =======    =======   =======   ========
Purchases of long-lived assets...................    $  4,071    $ 1,497    $   227   $ 7,386   $ 13,181
                                                     ========    =======    =======   =======   ========

                                                                  MOBILE
          YEAR ENDED DECEMBER 31, 2003              REFRACTIVE   CATARACT     AMD      OTHER      TOTAL
          ----------------------------              ----------   --------   -------   -------   --------
Revenues.........................................    $146,192     $24,812   $   622   $24,054   $195,680
Expenses:
Doctors' compensation............................      10,475          --       139        20     10,634
Operating........................................     124,786      20,623       906    15,746    162,061
Depreciation expense.............................      12,936       2,368        47       557     15,908
Amortization of intangibles......................       5,858         397        --       430      6,685
Research and development.........................          --          --     1,598        --      1,598
Adjustment to the fair value of investments......        (206)         --        --        --       (206)
Restructuring, severance and other charges.......       2,040          --        --        --      2,040
                                                     --------     -------   -------   -------   --------
                                                      155,889      23,388     2,690    16,753    198,720
                                                     --------     -------   -------   -------   --------
Income (loss) from operations....................      (9,697)      1,424    (2,068)    7,301     (3,040)
Other income and interest expense, net...........        (149)        (61)       (3)     (966)    (1,179)
Minority interests...............................      (1,709)         --        --    (2,963)    (4,672)
Income taxes.....................................         151          18        --      (677)      (508)
                                                     ---------    -------   -------   -------   --------
Net income (loss)................................    $(11,404)    $ 1,381   $(2,071)  $ 2,695   $ (9,399)
                                                     =========    =======   =======   =======   ========
Total assets.....................................    $140,796     $13,972   $   490   $35,490   $190,748
                                                     ========     =======   =======   =======   ========
Purchases of long-lived assets...................    $    707     $ 2,587   $   382   $ 4,642   $  8,318
                                                     ========     =======   =======   =======   ========

                                                                  MOBILE
   SEVEN-MONTH PERIOD ENDED DECEMBER 31, 2002       REFRACTIVE   CATARACT     AMD      OTHER      TOTAL
   ------------------------------------------       ----------   --------   -------   -------   --------
Revenues.........................................    $ 76,288     $12,944   $    --   $10,922   $100,154
Expenses:
Doctors' compensation............................       6,523          --        --        --      6,523
Operating........................................      79,869      10,040        30     8,193     98,132
Research and development.........................          --          --     2,000        --      2,000
Depreciation expense.............................       8,361       1,172        --       525     10,058
Amortization of intangibles......................       3,592         482        --        --      4,074
Impairment of intangibles........................      22,138          --        --        --     22,138
Write-down in the fair value of investments......       2,095          --        --        --      2,095
Restructuring, severance and other charges.......       4,227          --        --        --      4,227
                                                     --------     -------   -------   -------   --------
                                                      126,805      11,694     2,030     8,718    149,247
                                                     --------     -------   -------   -------   --------
Income (loss) from operations....................     (50,517)      1,250    (2,030)    2,204    (49,093)
Other income and interest expense, net...........       8,132         (73)       --      (306)     7,753
Minority interests...............................        (238)         --        --      (914)    (1,152)
Income taxes.....................................      (1,041)         (1)       --       191       (851)
                                                     --------     -------   -------   -------   --------
Net income (loss)................................    $(43,664)    $ 1,176   $(2,030)  $ 1,175   $(43,343)
                                                     ========     =======   =======   =======   ========
Total assets.....................................    $161,855     $13,323   $    30   $20,848   $196,056
                                                     ========     =======   =======   =======   ========
Purchases of long-lived assets...................    $  3,652     $ 1,390   $    30   $ 9,462   $ 14,534
                                                     ========     =======   =======   =======   ========

             YEAR ENDED MAY 31, 2002                  REFRACTIVE     OTHER      TOTAL
             -----------------------                  ----------   --------   ---------
Revenues...........................................   $ 115,908    $ 18,843   $ 134,751
Expenses:
Doctors' compensation..............................      10,225          --      10,225
Operating..........................................     111,708      13,856     125,564
Depreciation expense...............................      10,143         860      11,003
Amortization of intangibles........................       9,897         452      10,349
Research and development...........................          --       2,000       2,000
Impairment of intangibles including transitional...      84,879      12,015      96,894
Write-down in the fair value of investments........      24,066       2,016      26,082
Reduction in the carrying value of fixed assets....       2,553          --       2,553
Restructuring, severance and other charges.........       8,750          --       8,750
                                                      ---------    --------   ---------
                                                        262,221      31,199     293,420
                                                      ---------    --------   ---------
Loss from operations...............................    (146,313)    (12,356)   (158,669)
Other income and interest expense, net.............        (735)        (26)       (761)
Minority interests.................................        (225)       (410)       (635)
Income taxes.......................................        (745)     (1,039)     (1,784)
                                                      ---------    --------   ---------
Net loss...........................................   $(148,018)   $(13,831)  $(161,849)
                                                      =========    ========   =========
Total assets.......................................   $ 223,472    $ 22,043   $ 245,515
                                                      =========    ========   =========
Purchases of long-lived assets.....................   $   2,707    $    620   $   3,327
                                                      =========    ========   =========

The Company's geographic segments are as follows:

       YEAR ENDED DECEMBER 31, 2004           CANADA   UNITED STATES     TOTAL
       ----------------------------          -------   -------------   ---------
Revenues..................................   $12,596      $229,599      $242,195
Doctors' compensation.....................     1,948        26,362        28,310
                                             -------      --------      --------
Net revenue after doctors' compensation...   $10,648      $203,237      $213,885
                                             =======      ========      ========
Total fixed assets and intangibles........   $ 9,825      $108,288      $118,113
                                             =======      ========      ========

       YEAR ENDED DECEMBER 31, 2003           CANADA   UNITED STATES     TOTAL
       ----------------------------          -------   -------------   ---------
Revenues..................................   $10,109      $185,571      $195,680
Doctors' compensation.....................     1,660         8,974        10,634
                                             -------      --------      --------
Net revenue after doctors' compensation...   $ 8,449      $176,597      $185,046
                                             =======      ========      ========
Total fixed assets and intangibles........   $10,765      $117,914      $128,679
                                             =======      ========      ========

SEVEN-MONTH PERIOD ENDED DECEMBER 31, 2002    CANADA   UNITED STATES     TOTAL
------------------------------------------   -------   -------------   ---------
Revenues..................................   $ 5,588      $ 94,566      $100,154
Doctors' compensation.....................     1,424         5,099         6,523
                                             -------      --------      --------
Net revenue after doctors' compensation...   $ 4,164      $ 89,467      $ 93,631
                                             =======      ========      ========
Total fixed assets and intangibles........   $11,258      $116,768      $128,026
                                             =======      ========      ========

          YEAR ENDED MAY 31, 2002             CANADA   UNITED STATES     TOTAL
          -----------------------            -------   -------------   ---------
Revenues..................................   $13,208      $121,543      $134,751
Doctors' compensation.....................     1,260         8,965        10,225
                                             -------      --------      --------
Net revenue after doctors' compensation...   $11,948      $112,578      $124,526
                                             =======      ========      ========
Total fixed assets and intangibles........   $12,156      $141,682      $153,838
                                             =======      ========      ========

19. FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments.

The fair value of the Company's auction rate securities equals cost due to the short time period between the reset dates for the interest rates. The Company's held-to-maturity short-term investments are bank certificates of deposit for which cost approximates fair market value.

     Given the large number of individual long-term debt instruments and capital lease obligations held by the Company, it is not practicable to determine fair value.

20. RESTRUCTURING AND OTHER CHARGES

     The following table details restructuring charges recorded during the year ended December 31, 2004:

                                                            ACCRUAL BALANCE
                                                                 AS OF
                                 RESTRUCTURING     CASH       DECEMBER 31,
                                    CHARGES      PAYMENTS         2004
                                 -------------   --------   ---------------
Severance.....................       $2,557      $(1,057)        $1,500
Lease commitments, net of
   sub lease income...........           13           --             13
                                     ------      -------         ------
Total restructuring charges...       $2,570      $(1,057)        $1,513
                                     ======      =======         ======

     The Company recorded a total charge of $2.8 million during the year ended December 31, 2004 consisting of a $2.6 million charge for severance payments to two officers under the terms of employment contracts and a $0.2 million charge related to ongoing lease payment obligations at closed centers. Of the $0.2 million charge that related to closed centers, $13,000 related to a center closing in 2004 while the remaining balance related to adjustments to accruals for centers closed in previous years. The remaining severance payments are expected to be paid out within the next twelve months, while the lease costs will be paid out over the remaining terms of the leases.

     The following table details restructuring charges recorded during the year ended December 31, 2003:

                                                                             ACCRUAL                                   ACCRUAL
                                                                             BALANCE                                   BALANCE
                                                                              AS OF                                     AS OF
                                  RESTRUCTURING     CASH      NON-CASH     DECEMBER 31,       CASH       NON-CASH    DECEMBER 31,
                                     CHARGES      PAYMENTS   ADJUSTMENTS       2003         PAYMENTS   ADJUSTMENTS       2004
                                  -------------   --------   -----------   ------------     --------   -----------   ------------
Severance......................       $  360       $(194)       $  --          $166           $(166)       $ --            $--
Lease commitments,  net of
   sublease income.............          864        (256)          --           608            (525)        (18)            65
Write-down of fixed assets.....          370          --         (370)           --              --          --             --
Prepaid expense and
   investment charges..........          507        (200)        (307)           --              --          --             --
Laser commitments..............          180        (180)          --            --              --          --             --
                                      ------       -----        -----          ----           -----        ----            ---
Total restructuring charges....       $2,281       $(830)       $(677)         $774           $(691)       $(18)           $65
                                      ======       =====        =====          ====           =====        ====            ===

     The Company recorded $2.0 million of net restructuring charges during the year ended December 31, 2003 related to the closure of six centers and the elimination of 29 full-time positions at those centers. The net charge consists of $2.3 million primarily relating to the center closings offset by the reversal into income of $0.3 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2003. All restructuring costs will be financed through the Company's cash and cash equivalents. A total of $0.7 million of this provision related to non-cash costs associated with writing off fixed assets, prepaid expenses and investments. All costs have been paid out as of December 31, 2004, except lease costs which will be paid out over the remaining term of the leases.

The following table details restructuring and other charges incurred for the transitional period ended December 31, 2002:

                                                                             ACCRUAL                                   ACCRUAL
                                                                             BALANCE                                   BALANCE
                                                                              AS OF                                     AS OF
                                  RESTRUCTURING     CASH      NON-CASH     DECEMBER 31,       CASH       NON-CASH    DECEMBER 31,
                                     CHARGES      PAYMENTS   ADJUSTMENTS       2004         PAYMENTS   ADJUSTMENTS       2004
                                  -------------   --------   -----------   ------------     --------   -----------   ------------
Severance......................       $1,120      $(1,047)     $   (73)        $ --           $   --        $ --          $ --
Lease commitments, net of
    sublease income............          978         (420)        (221)         337             (240)        166           263
Write-down of fixed assets.....        2,266           --       (2,266)          --               --          --            --
Sale of center to third
    party......................          342           (7)        (335)          --               --          --            --
                                      ------      --------     --------        ----           ------        ----          ----
Total restructuring charges....       $4,706      $(1,474)     $(2,895)        $337           $ (240)       $166          $263
                                      ======      =======      =======         ====           ======        ====          ====

     During the transitional period 2002, the Company recorded a $4.2 million of net restructuring charges for the closure of 13 centers and the elimination of 36 full-time equivalent positions primarily at the Company's Toronto headquarters. The net charge consists of $4.7 million primarily related to center closings and the corporate reorganization, offset by the reversal into income of $0.5 million of restructuring charges related to prior year accruals that were no longer needed as of December 31, 2002. All restructuring costs will be financed through the Company's cash and cash equivalents. A total of $2.3 million of this provision related to non cash costs of writing down fixed assets. All costs have been paid out as of December 31, 2004, except lease costs which will be paid out over the remaining term of the leases.

The following table details restructuring and other charges incurred for the year ended May 31, 2002:

                                                                             ACCRUAL                                   ACCRUAL
                                                                             BALANCE                                   BALANCE
                                                                              AS OF                                     AS OF
                                  RESTRUCTURING     CASH      NON-CASH     DECEMBER 31,       CASH       NON-CASH    DECEMBER 31,
                                     CHARGES      PAYMENTS   ADJUSTMENTS       2003         PAYMENTS   ADJUSTMENTS       2004
                                  -------------   --------   -----------   ------------     --------   -----------   ------------
Severance......................       $2,907      $(2,473)     $  (434)        $ --           $  --         $ --          $ --
Lease commitments, net of
   sublease income.............        2,765       (1,826)          50          989            (569)         528           948
Termination costs of doctors
   contracts...................          146         (146)          --           --              --           --            --
Laser commitments..............          652         (300)        (352)          --              --           --            --
Write-down of fixed assets.....        2,280           --       (2,280)          --              --           --            --
                                      ------      -------      -------         ----           -----         ----          ----
Total restructuring and
   other charges...............       $8,750      $(4,745)     $(3,016)        $989           $(569)        $528          $948
                                      ======      =======      =======         ====           =====         ====          ====

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

21. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash transactions:

                                                                           YEAR ENDED      SEVEN-MONTH     YEAR
                                                                          DECEMBER 31,    PERIOD ENDED     ENDED
                                                                        ---------------   DECEMBER 31,    MAY 31,
                                                                         2004     2003        2002         2002
                                                                        ------   ------   ------------   --------
Debt and capital lease obligations relating to equipment purchases...
                                                                        $2,579   $8,493      $1,396      $     --
Option and warrant reduction.........................................    5,379    2,892         720            --
Issuance of stock upon meeting certain earnings criteria.............      389       --          --            60
Retirement of treasury stock.........................................       --    2,432          --            --
Treasury stock arising from acquisition..............................       --       --          --         2,432
Treasury stock to employee benefit plan..............................       --      191          --            --
Issuance of options/stock as remuneration............................       --       --          --           222
Capital stock issued for acquisitions................................       --       96          --       111,058
Issuance of options arising from acquisition.........................       --       --          --        11,001

Cash paid for the following:

                                     SEVEN-MONTH    YEAR
                     YEAR ENDED     PERIOD ENDED    ENDED
                    DECEMBER 31,    DECEMBER 31,   MAY 31,
                   2004     2003        2002         2002
                  ------   ------       ----       -------
Interest.......   $2,133   $2,618       $830       $1,693
                  ======   ======       ====       ======
Income taxes...   $  835   $  533       $595       $1,382
                  ======   ======       ====       ======

22. RELATED PARTY TRANSACTIONS

     On March 1, 2001, a limited liability company wholly owned by TLCVision acquired all of the non medical assets relating to the refractive practice of Dr. Mark Whitten prior to Dr. Whitten becoming a director of TLCVision. The cost of this acquisition was $20.0 million, with $10.0 million paid in cash on March 1, 2001 and the remaining $10.0 million payable in four equal non-interest bearing installments on each of the first four anniversary dates of closing. Dr. Whitten was a director of TLCVision from May 2002 to May 2003. At December 31, 2004 the remaining discounted amounts payable to Dr. Whitten of $2.3 million ($4.4 million at December 31, 2003) are reported as current maturities of long-term debt. (See Note 11, "Long-Term Debt"). In addition, TLCVision has entered into service agreements with companies that own Dr. Whitten's refractive satellite operations located in Frederick, Maryland, and Charlottesville, Virginia, under which TLCVision will provide such companies with services in return for a fee. During the years ended December 31, 2004 and 2003, the seven-month period ended December 31, 2002 and the year ended May 2002, the Company received revenue from these service agreements of $0.9 million, $0.7 million, $0.3 million and $0.8 million, respectively.

     LaserVision, a subsidiary of TLCVision, had a limited partnership agreement with Minnesota Eye Consultants for the operation of one of its Roll-On/Roll-Off mobile systems. Dr. Richard Lindstrom, a director of TLCVision, is president of Minnesota Eye Consultants. LaserVision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. Under the terms of the partnership agreement, LaserVision received a revenue-based management fee from the partnership until this unit was retired in 2003. Subsequent to the acquisition of LaserVision, the Company received $0, $48,000 and $21,000 in management fees from the partnership for the years ended December 31, 2004 and 2003 and the transitional period ended December 31, 2002, respectively. Dr. Lindstrom also receives compensation from TLCVision in his capacity as medical director of TLCVision and LaserVision and as a consultant to MSS, a cataract service provider.

     In September 2000, LaserVision entered into a five-year agreement with Minnesota Eye Consultants to provide laser access. LaserVision paid $6.2 million to acquire five lasers and the exclusive right to provide laser access to Minnesota Eye Consultants. LaserVision also assumed leases on three of the five lasers acquired. The transaction resulted in a $5.0 million intangible asset recorded as deferred contract rights which will be amortized over the life of the agreement. Subsequent to the acquisition of LaserVision, the Company received revenue of $1.4 million, $1.2 million and $0.6 million as a result of the agreement for the years ended December 31, 2004 and 2003 and the transitional period ended December 31, 2002, respectively.

     During fiscal 2002, J.L. Investments, Inc., of which Mr. Warren Rustand, a director of TLCVision, is a shareholder, and Mr. Warren Rustand entered into a consulting agreement with the Company to oversee the development of the Company's international business development project. J.L. Investments and Mr. Rustand received a total of $125,000 under this agreement which was paid in 2002.

     In May 2002, John J. Klobnak, a former director of the Company and the former Chief Executive Officer of LaserVision, was paid $2.9 million and received 500,000 TLCVision stock options in a severance arrangement in connection with the LaserVision acquisition.

     Elias Vamvakas, Dr. Richard Lindstrom, and Thomas Davidson, all directors of the Company, also serve as directors of Occulogix. Mr. Vamvakas also serves as the Executive Chairman and Chief Executive Officer of Occulogix. The board of directors of Occulogix granted Mr. Vamvakas stock options to purchase 4,583 shares of common stock at an exercise price of $1.30 per share. These stock options are fully vested and exercisable. In addition, the board granted Mr. Vamvakas stock options to purchase 500,000 shares of common stock at an exercise price of $0.99 per share. These stock options were to vest and become exercisable over a three year period but became fully vested upon the successful completion of the Occulogix IPO in December 2004. Dr. Lindstrom and Mr. Davidson each received options to purchase 25,000 shares of common stock at an exercise price of $12.00 per share in 2004 in conjunction with the Occulogix IPO. The options issued to Dr. Lindstrom and Mr. Davidson vest over three years and expire ten years from the date of grant. Dr. Lindstrom and Mr. Davidson received $9,000 and $16,000, respectively, for the year ended December 31, 2004 as cash compensation for service as outside directors of Occulogix.

     Dr. William David Sullins, Jr., a former director of the Company, served as an outside director of Occulogix until 2004. For the years ended December 31, 2004 and 2003, Dr. Sullins received $15,000 and $10,000 respectively as cash compensation for service as an outside director. The board of directors of Occulogix granted Dr. Sullins stock options to purchase 4,583 shares of common stock at an exercise price of $1.30 per share. These stock options are fully vested and exercisable. The board also granted Dr. Sullins stock options to purchase 25,000 shares of common stock at an exercise price of $0.99 per share. These stock options were to vest and become exercisable over a three year period but became fully vested upon the successful completion of the Occulogix IPO.

     During the years ended December 31, 2004 and 2003, the seven-month period ended December 31, 2002, and the year ended May 31, 2002, the law firm Gourwitz and Barr, P.C., of which Mr. Gourwitz, a director of the Company until May 2003, provided legal services to TLCVision and was paid $47,000, $87,000, $98,000 and $95,000, respectively.

     Included in accrued liabilities as of December 31, 2004, is $100,000 due to Apheresis Technologies, Inc. (ATI), a company controlled by certain stockholders of OccuLogix. As a result of amending a distribution services agreement between ATI and OccuLogix, OccuLogix agreed to pay ATI $100,000 so that it would have the sole discretion as to when the agreement would terminate.

     On September 29, 2004, OccuLogix signed a product purchase agreement with Rheo Therapeutics Inc. (an Ontario, Canada corporation) for the purchase from OccuLogix of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6.0 million, after introductory rebates. Subject to availability, the purchaser may order up to an additional 2,000 treatment sets. Dr. Machat, who is an investor in and one of the directors of Rheo Therapeutics Inc. was a co-founder and former director of TLCVision. As of December 31, 2004, Rheo Therapeutics Inc. had purchased 660 treatment sets and 2 pumps. Included in amounts receivable as of December 31, 2004 is $0.3 million due from Rheo Therapeutics Inc.



23. SUBSEQUENT EVENT

     On March 1, 2005, the Company sold its interest in Aspen to National Surgical Centers, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria. However, management did not assess the effectiveness of the internal controls of OccuLogix, Inc., which is included in the Company's 2004 consolidated financial statements and constituted $62.2 million and $30.3 million of assets and net assets, respectively, as of December 31, 2004 and $0.2 million and $0.5 million of revenues and net loss, respectively, for the period from December 8, 2004 through December 31, 2004. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company did not have control of the entity until December 8, 2004 and therefore did not have time, in practice, to assess those controls.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, an independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting is included elsewhere herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TLC Vision Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that TLC Vision Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TLC Vision Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OccuLogix, Inc., which is included in the 2004 consolidated financial statements of TLC Vision Corporation and constituted $62.2 million and $30.3 million of assets and net assets, respectively, as of December 31, 2004 and $0.2 million and $0.5 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of TLC Vision Corporation also did not include an evaluation of the internal control over financial reporting of OccuLogix, Inc.

     In our opinion, management's assessment that TLC Vision Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TLC Vision Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TLC Vision Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the two years in the period ended December 31, 2004, the seven-month period ended December 31, 2002, and the year ended May 31, 2002 of TLC Vision Corporation and our report dated March 11, 2005 expressed an unqualified opinion thereon.


St. Louis Missouri                      /s/ ERNST & YOUNG LLP
March 11, 2005                          ----------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of the report:

     (1) Financial statements:

     Report of Independent Registered Public Accounting Firm.

     Consolidated Statements of Operations - Years Ended December 31, 2004 and 2003, transitional period ended December 31, 2002 and Year Ended May 31, 2002.

     Consolidated Balance Sheets as of December 31, 2004 and 2003.

     Consolidated Statements of Cash Flows - Years Ended December 31, 2004 and 2003, transitional period ended December 31, 2002 and Year Ended May 31, 2002.

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2004 and 2003, transitional period ended December 31, 2002 and Year Ended May 31, 2002.

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

     (3) Exhibits required by Item 601 of Regulation S-K and by Item 14(c).

     See Exhibit Index.

(b)  Exhibits required by Item 601 of Regulation S-K.

     See Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TLC VISION CORPORATION


                                        By /s/ JAMES C. WACHTMAN
                                           -------------------------------------
                                           James C. Wachtman,
                                           Chief Executive Officer

March 11, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            SIGNATURE                              TITLE                        DATED
            ---------                              -----                        -----


     /s/ JAMES C WACHTMAN          Chief Executive Officer and Director    March 11, 2005
--------------------------------
       James C. Wachtman


     /s/ STEVEN P. RASCHE          Chief Financial Officer and Treasurer   March 11, 2005
--------------------------------
       Steven P. Rasche


      /s/ ELIAS VAMVAKAS           Chairman of the Board of Directors      March 11, 2005
--------------------------------
        Elias Vamvakas


    /s/ THOMAS N. DAVIDSON         Director                                March 11, 2005
--------------------------------
      Thomas N. Davidson


     /s/ WARREN S. RUSTAND         Director                                March 11, 2005
--------------------------------
       Warren S. Rustand


/s/ RICHARD L. LINDSTROM, M.D.     Director                                March 11, 2005
--------------------------------
  Richard L. Lindstrom, M.D.


       /s/ TOBY S. WILT            Director                                March 11, 2005
--------------------------------
         Toby S. Wilt

SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           BALANCE AT                           DEDUCTIONS-    BALANCE AT
                                            BEGINNING    EXPENSE               UNCOLLECTABLE       END
                                            OF PERIOD   PROVISION   OTHER(1)      AMOUNTS       OF PERIOD
                                           ----------   ---------   --------   -------------   ----------
                                                                   (IN THOUSANDS)
Fiscal 2002
Provision for contractual allowances and
   doubtful accounts receivable             $  1,160     $    521    $ 1,742       $(896)       $  2,527
Provision against investments and other
   assets                                      1,913        2,016         --          --           3,929
Deferred tax asset valuation allowance        30,429       31,360     44,562          --         106,351

Transitional Period 2002
Provision for contractual allowances and
   doubtful accounts receivable             $  2,527     $    213    $    --       $(312)       $  2,428
Provisions against investments and other
   assets                                      3,929          194         --          --           4,123
Deferred tax asset valuation allowance       106,351       14,551         --          --         120,902

Fiscal 2003
Provision for contractual allowances and
   doubtful accounts receivable             $  2,428     $    207    $    --       $ (52)       $  2,583
Provision against investments and other
   assets                                      4,123           46       (651)         --           3,518
Deferred tax asset valuation allowance       120,902        1,929         --          --         122,831

Fiscal 2004
Provision for contractual allowances and
   doubtful accounts receivable             $  2,583     $    124    $    --       $(380)       $  2,327
Provision against investments and other
   assets                                      3,518           --     (1,206)         --           2,312
Deferred tax asset valuation allowance       122,831      (16,337)    25,617          --         132,111

Note (1): Additional provisions for contractual allowances and doubtful accounts and deferred tax asset valuation allowances were acquired in the merger transaction with LaserVision. During fiscal 2003, the Company adjusted a portion of the provision for contractual allowances and doubtful accounts due to improved financial strength of the borrower, a secondary care service provider of which the Company owns approximately 25% of the outstanding shares, and a consistent pattern of timely payments that the borrower has made related to the note receivable held by the Company. The Company reversed the remainder of the reserve in fiscal 2004 due to consistent payment history and continually improving financial strength of the debtor. Additional deferred tax asset valuation allowance of $16,094 related to acquisition of deferred tax assets of OccuLogix for which there was a valuation allowance. Remaining $9,523 was the effect of stock-based compensation and prior year return-to-provision adjustments.

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

3.5 By-Laws of the Company (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

4.1       Shareholder Rights Plan Agreement dated March 4, 2005 between the
          Company and CIBC Mellon Trust Company (incorporated by reference to Exhibit A to the Company's Registration Statement on Form 8-A filed with the Commission on March 14, 2005 (file no. 000-29302))

10.1*     TLC Vision Corporation Amended and Restated Share Option Plan
          (incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-8 filed with the Commission on June 23, 2004 (file no. 333-116769))

10.2* TLC Vision Corporation 2004 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on June 23, 2004
          (file no. 333-116769))

10.3*     Employment Agreement with Elias Vamvakas (incorporated by reference to
          Exhibit 10.1(e) to the Company's 10-K filed with the Commission on August 28, 1998)

10.4      Escrow Agreement with Elias Vamvakas and Jeffery J. Machat
          (incorporated by reference to Exhibit 10.1(f) to the Company's 10-K filed with the Commission on August 28, 1998)

10.5 Consulting Agreement with Excimer Management Corporation (incorporated by reference to Exhibit 10.1(g) to the Company's 10-K filed with the Commission on August 28, 1998)

10.6 Shareholder Agreement for Vision Corporation (incorporated by reference to Exhibit 10.1(l) to the Company's 10-K filed with the Commission on August 28, 1998)

10.7* Employment Agreement with William Leonard (incorporated by reference to Exhibit 10.1(n) to the Company's 10-K filed with the Commission on August 29, 2000)

10.8*     Consulting Agreement with Warren Rustand (incorporated by Reference to
          Exhibit 10.10 to the Company's Amendment No. 2 registration Statement on Form S-4/A filed with the Commission on January 18, 2002 (file no.
          333-71532))

10.9*     Employment Agreement with Paul Frederick (incorporated by reference to
          Exhibit 10.10 to the Company's 10-K for the year ended May 31, 2002)

10.10*    Employment Agreement with James C. Wachtman dated May 15, 2002
          (incorporated by reference to Exhibit 10.13 to the Company's 10-K for the year ended May 31, 2002)

10.11*    Employment Agreement with Robert W. May dated May 15, 2002
          (incorporated by reference to Exhibit 10.14 to the Company's 10-K for the year ended May 31, 2002)

10.12*    Amendment to Employment Agreement with Robert W. May dated September
          30, 2003 (incorporated by reference to Exhibit 10.12 to the Company's
          10-K for the year ended December 31, 2003)

10.13*    Employment Agreement with B. Charles Bono dated May 15, 2002
          (incorporated by reference to Exhibit 10.15 to the Company's 10-K for the year ended May 31, 2002)

10.14*    Amendment to Employment Agreement with B. Charles Bono dated September
          30, 2003 (incorporated by reference to Exhibit 10.14 to the Company's
          10-K for the year ended December 31, 2003)

10.15*    Supplemental Employment Agreement with John J. Klobnak dated May 15,
          2002 (incorporated by reference to Exhibit 10.16 to the Company's 10-K for the year ended May 31, 2002)

10.16*    Severance Agreement with Elias Vamvakas dated October 25, 2004

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
10.17*    Employment Agreement with Steve Rasche dated July 1, 2004

10.18*    Employment Agreement with Brian Andrew dated December 31, 2004

21        List of the Company's Subsidiaries

23        Consent of Independent Registered Public Accounting Firm

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

-    Management contract or compensatory plan arrangement.