Form 10-K/A
period 2004-12-31
TLC VISION CORP
filed 2005-04-22
CIK 1010610

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                (Amendment No. 1)

                      FOR THE YEAR ENDED DECEMBER 31, 2004

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


================================================================================

                                EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A is being filed by the Registrant solely for the purpose of revising the disclosure under "Item 1. Business - Nasdaq Quorum Exemption" to indicate that the Registrant relied upon an exemption from compliance with Rule 4350(f) of the Nasdaq corporate governance rules in each of the years ended December 31, 2003 and 2004.

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

    o Myopia (nearsightedness) means the eye is longer than normal resulting in difficulty seeing distant objects as clearly as near objects.

    o Hyperopia (farsightedness) means the eye is shorter than normal resulting in difficulty seeing near objects as clearly as distant objects.

    o   Astigmatism means the cornea is oval-shaped resulting in blurred vision.

    o Presbyopia is the loss of lens and eye muscle flexibility, due to the natural aging process, that causes difficulty in focusing on near objects and usually requires people age 40 and older to wear bifocals or reading glasses. Because vision correction surgery cannot reverse the aging process, presbyopia cannot be corrected surgically; however, there are surgical and non-surgical techniques available that can effectively manage presbyopia.

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

    Surgical Procedures. Vision correction surgery is an elective procedure available to correct refractive errors. Vision correction surgery alters the way light rays are focused directly on the retina to eliminate or dramatically reduce the need for eyeglasses or contact lenses. Vision correction surgery is not for everyone and is associated with potential risks and complications. Prospective patients should carefully consider the vision correction surgeries available and the benefits and risks associated with each of them. Vision correction surgeries available at TLCVision include:

    o LASIK (Laser In Situ Keratomileusis). LASIK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Because LASIK creates a corneal flap to reshape the cornea and does not disrupt the front surface of the cornea, it generally is less painful, has a quicker recovery period and shorter post-operative need for steroid eye drops than other surgical procedures. LASIK is currently the most common vision correction surgery and may be the treatment of choice for patients desiring a more rapid visual recovery.

    o CustomLASIK, widely introduced in 2003, is a technologically supported advancement to LASIK. CustomLASIK involves increased pre-operative diagnostic capabilities that measure the eye from front to back using "wavefront" technology to create a three dimensional corneal map. The information from that map guides the laser in customizing the laser ablation to an individual's visual irregularities, beyond myopia, hyperopia and astimgatism. CustomLASIK using wavefront technology has the potential to improve not only how much a person can see, in terms of visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see in terms of contrast sensitivity and fine detail. This translates to a reduced occurrence of night vision disturbances post-LASIK.

    o PRK (Photorefractive Keratectomy). PRK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea without making a flap. PRK removes the protective surface layer of the cornea to reshape the cornea. The risk of pain, infection and corneal scarring is higher with PRK than with LASIK; however, the intra-operative risks are lessened with PRK because no corneal flap is created.

    o LASEK (Laser Assisted Sub-Epithelial Keratectomy). LASEK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Unlike LASIK that creates a corneal flap, LASEK loosens and folds the protective outer layer of the cornea (the epithelium) during the procedure and, as a result, combines the advantages of LASIK with the safety of PRK. The risk of pain, infection and corneal scarring is higher with LASEK than with LASIK; however, the intra-operative risks are lessened with LASEK because the flap which is created is only in the epithelium. The United States Food and Drug Administration has not yet approved use of the excimer laser for LASEK.

    o AK (Astigmatic Keratotomy). AK corrects astigmatism by making microscopic incisions in the cornea to relax and change the shape of the cornea.

    o INTACS. INTACS corrects very low levels of nearsightedness (-1.00 diopters to -3.00 diopters) by implanting rings in the cornea to reshape it rather than surgically altering the cornea. INTACS may also be used to correct irregularities in the shape of the cornea.

    o CK (Conductive Keratoplasty). For patients age 40 and older, CK is designed for the temporary reduction of farsightedness (+.75 to +3.25 diopters) and uses radio frequency instead of a laser to reshape the cornea.

    o PTK (Phototherapeutic Keratectomy). PTK treats abrasions, scars or other abnormalities of the cornea caused by injury or surgery. PTK uses an excimer laser to remove superficial opacities and irregularities of the cornea to improve vision or reduce symptoms of pain or discomfort due to an underlying eye condition.

    o Refractive IOL Procedures. Intraocular lenses (IOL's) are permanent or semi-permanent, plastic lenses that are implanted to replace or supplement the eye's natural crystalline lens. While not a common procedure for correcting refractive errors, the placement of a refractive IOL can help patients who are not candidates for LASIK. IOL's have been used in the United States since the late 1960's to restore visual function to cataract patients, and more recently are being used in refractive surgery procedures. There are several types of refractive
        IOL's: phakic IOL's, multi-focal IOL's and accommodating IOL's. Patient suitability and quality of visual outcome for each of these lens options varies.

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

    To accomplish this, TLCVision will focus on:

    o commitment to a co-management model, which allows primary care doctors to provide the best clinical outcomes for their patients while retaining them in their practice;

    o   continuing clinical education to ophthalmologists and optometrists;

    o quality patient outcomes support through the TLCVision quality assurance and improvement system;

    o practice development education and tools focused on educating the staff of the ophthalmologists and optometrists;

    o cooperative marketing/advertising programs to build awareness for the procedure;

    o   access to emerging technologies, and

    o   selected expansion into new and existing markets.

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

    TLCVision plans to further diversify its business in four ways:

    o continuing to expand the Company's existing cataract service business, MSS, through focused growth strategies and acquisitions of existing mobile cataract businesses;

    o continuing to develop the Company's optometric practice franchising organization, Vision Source, through increasing the number of affiliated practice franchises;

    o continuing to develop or acquire ophthalmic ambulatory surgery centers through the Company's OR Partners subsidiary; and

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

    LaserVision's shared access and flexible delivery system benefits eye surgeons in a variety of ways, including the ability to:

    o   avoid a large capital investment;

    o reduce the risks associated with buying high technology equipment that may become obsolete;

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

    VALUE-ADDED SERVICES

    LaserVision provides eye surgeons value-added support services that distinguish it from its competitors, enhance the Company's ability to compete for business and enable it to grow with its customers by offering them various service and support arrangements. The following value-added services help LaserVision's eye surgeon customers to expand their practices, thereby increasing the use of LaserVision's equipment and services:

    o Technical Support and Equipment Maintenance - As of December 31, 2004, LaserVision employed 37 certified laser engineers and 25 microkeratome technicians. The laser engineers perform most required laser maintenance and help ensure rapid response to most laser repair or maintenance needs.

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

    o Clinical Advisors - TLCVision maintains a Clinical Advisory Group which conducts regular conference calls with LaserVision's eye surgeon customers. Our clinical advisors, who are eye surgeons and optometrists with extensive clinical experience, chair these conference calls. In addition, TLCVision conducts clinical advisory meetings at major industry conferences each year. The clinical advisors also make themselves available to consult with eye surgeon customers in addition to regularly scheduled conference calls and meetings.

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

    The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") were enacted to (a) improve the efficiency and effectiveness of the healthcare system by standardizing the exchange of electronic information for certain administrative and financial transactions and (b) protect the confidentiality and security of health information. HIPAA directed the U.S. Department of Health and Human Services to promulgate a set of interlocking regulations to implement the goals of HIPAA. The regulations apply to "covered entities" which include health plans, healthcare clearinghouses and healthcare providers who transmit patient health information ("PHI") in electronic form in connection with certain administrative and billing transactions. These regulations can be divided into the following:

    o Privacy Regulations designed to protect and enhance the rights of patients by providing patient access to their PHI and controlling the use of their PHI;

    o Security Regulations designed to protect electronic health information by mandating certain physical, technical and administrative safeguards;

    o Electronic Transactions and Code Sets Regulations designed to standardize electronic data interchange in the health care industry;

    o Standard Unique Employer Identifier Regulations designed to standardize employer identification numbers used in certain electronic transactions; and

    o Standard Unique Health Identifier for Health Care Providers Regulations designed to standardize the identification of health care providers used in electronic transactions.

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

    NASDAQ QUORUM EXEMPTION

    The Company has received an exemption from the Nasdaq Stock Market with respect to compliance with Rule 4350(f) of the Nasdaq corporate governance rules which require that a quorum for any meeting of shareholders shall be not less than 33 1/3% of the outstanding shares of voting common stock. The Company relied upon such exemption from compliance with Rule 4350(f) in each of the years ended December 31, 2003 and 2004. As permitted under the laws of New Brunswick, Canada, the Company's Bylaws provide that a quorum for a meeting of shareholders consists of at least two persons present in person and each entitled to vote at the meeting and holding at least 20% of the outstanding TLCVision common shares.

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

    o   demand for the Company's services;

    o   the Company's ability to control costs;

    o the Company's ability to execute its strategy and effectively integrate acquired businesses and assets;

    o the Company's ability to obtain adequate insurance against malpractice claims and reduce the number of claims;

    o economic conditions in the Company's markets, including the availability of discretionary income;

    o   concerns about the safety and effectiveness of laser vision correction;

    o   competitive factors;

    o   regulatory developments;

    o   the Company's ability to retain and attract qualified personnel; and

    o doctors' ability to obtain adequate insurance against malpractice claims at reasonable rates.

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

    o   the impact of OccuLogix, Inc. on results of operations;

    o   perception of the potential for rheopheresis for dry AMD

    o   the Company's ability to execute its business strategy;

    o   new technological innovations and products;

    o   changes in government regulations;

    o   adverse regulatory action;

    o public concerns about the safety and effectiveness of laser vision correction;

    o   loss of key management;

    o   announcements of non-routine events such as acquisitions or litigation;

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

    o   general economic, political and market conditions; or

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

    TLCVISION MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT AND INTEGRATE NEW OPERATIONS AND FACILITIES.

    The success of TLCVision depends on its ability to manage its existing operations and facilities and to expand its businesses consistent with the Company's business strategy. In the past, TLCVision has grown rapidly in the United States. TLCVision's future growth and expansion will increase its management's responsibilities and demands on operating information technologies and financial systems and resources. TLCVision's business and financial results are dependent upon a number of factors, including its ability to:

    o implement upgraded operations, information technologies and financial systems, procedures and controls;

    o   hire and train new staff and managerial personnel;

    o adapt or amend TLCVision's business structure to comply with present or future legal requirements affecting its arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of optometry and medicine and referrals to facilities in which doctors have a financial interest; and

    o obtain regulatory approvals, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors;

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

    COMPLIANCE WITH INDUSTRY REGULATIONS IS COSTLY AND ONEROUS.

    TLCVision's operations are subject to extensive federal, state and local laws, rules and regulations. TLCVision's efforts to comply with these laws, rules and regulations may impose significant costs, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on TLCVision. The Company has incurred significant costs, and expects to incur additional costs in connection with compliance with the provisions of the Sarbanes-Oxley Act of 2002. Failure by the Company to comply with the provisions of Sarbanes-Oxley, including provision relating to internal financial controls, could have a material adverse effect on the Company.

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

                                   TLC VISION CORPORATION

                                   By /s/ JAMES C. WACHTMAN
                                      ------------------------------------------
                                      James C. Wachtman, Chief Executive Officer

    April 21, 2005

                                  EXHIBIT INDEX

   EXHIBIT
     NO.                                 DESCRIPTION
-------------       ------------------------------------------------------------
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

     10.2*          TLC Corporation 2004 Employee Share Purchase Plan
                    (incorporated by reference to Exhibit 4.1 to the Company's
                    Registration Statement on Form S-8 filed with the Commission on June 23, 2004 (file no. 333-116769))

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

     10.16*         Severance Agreement with Elias Vamvakas dated October 25,
                    2004 (1)

     10.17*         Employment Agreement with Steve Rasche dated July 1, 2004
                    (1)

   EXHIBIT
     NO.                                 DESCRIPTION
-------------       ------------------------------------------------------------
     10.18*         Employment Agreement with Brian Andrew dated December 31,
                    2004 (1)

     21             List of the Company's Subsidiaries (1)

     23             Consent of Independent Registered Public Accounting Firm (1)

     31.1           CEO's Certification required by Rule 13A-14(a) of the
                    Securities Exchange Act of 1934.

     31.2           CFO's Certification required by Rule 13A-14(a) of the
                    Securities Exchange Act of 1934.

     32.1           CEO's Certification of periodic financial report pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C.
                    Section 1350

     32.2           CFO's Certification of periodic financial report pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C.
                    Section 1350

     99             Reconciliation between Canadian and United States Generally
                    Accepted Accounting Principles (1)

    *   Management contract or compensatory plan arrangement.

(1)  Previously filed.