Form 10-Q
period 2005-03-31
TLC VISION CORP
filed 2005-05-09
CIK 1010610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

      As of May 6, 2005 there were 70,485,916 of the registrant's Common Shares outstanding.

                                      INDEX

PART I. FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements (unaudited)

               Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004

               Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

               Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

               Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2005

               Notes to Interim Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Matters

      Item 6.  Exhibits

      Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------
                                                                       2005                2004
                                                                    ---------           ---------
Revenues:
  Refractive:
       Centers..............................................        $  43,291           $  38,838
       Access...............................................           11,880              12,049
  Other healthcare services.................................           15,878              14,288
                                                                    ---------           ---------
Total revenues..............................................           71,049              65,175
                                                                    ---------           ---------
Cost of revenues:
  Refractive:
       Centers..............................................           28,099              26,152
       Access...............................................            7,837               8,172
  Other healthcare services.................................           10,154               9,138
                                                                    ---------           ---------
Total cost of revenues......................................           46,090              43,462
                                                                    ---------           ---------
  Gross profit..............................................           24,959              21,713
                                                                    ---------           ---------

General and administrative..................................           11,451               7,353
Marketing...................................................            3,535               2,894
Research and development....................................               --                 374
Amortization of intangibles.................................            1,011               1,012
                                                                    ---------           ---------
                                                                       15,997              11,633
                                                                    ---------           ---------
Operating income............................................            8,962              10,080

Other income, net...........................................              255                  --
Interest income.............................................            1,072                 478
Interest expense............................................             (458)               (881)
Minority interests..........................................             (686)             (1,874)
Earnings from equity investments............................              659                 399
                                                                    ---------           ---------
Income before income taxes..................................            9,804               8,202
Income tax expense..........................................             (198)               (150)
                                                                    ---------           ---------
Net income..................................................        $   9,606           $   8,052
                                                                    =========           =========

Earnings per share - basic..................................        $    0.14           $    0.12
                                                                    =========           =========
Earnings per share - diluted................................        $    0.13           $    0.12
                                                                    =========           =========

Weighted average number of common shares outstanding -
  basic.....................................................           70,036              66,932
Weighted average number of common shares outstanding -
  diluted...................................................           72,045              69,433

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                 (UNAUDITED)
                                                                   MARCH 31,    DECEMBER 31,
                                                                     2005           2004
                                                                 -----------    ------------
ASSETS
Current assets
  Cash and cash equivalents................................       $   61,127    $    33,435
  Short-term investments...................................           81,128        111,015
  Accounts receivable......................................           20,463         17,443
  Prepaids and other current assets........................           16,068         13,821
                                                                  ----------    -----------
   Total current assets....................................          178,786        175,714

Restricted cash............................................              909            932
Investments and other assets...............................           16,012         10,482
Goodwill...................................................           52,751         53,774
Intangibles, net...........................................           17,129         18,140
Fixed assets, net..........................................           45,623         46,199
                                                                  ----------    -----------
Total assets...............................................       $  311,210    $   305,241
                                                                  ==========    ===========

LIABILITIES
Current liabilities
  Accounts payable.........................................       $   11,054    $     8,716
  Accrued liabilities......................................           23,509         27,139
  Current portion of long-term debt........................            6,327          8,664
                                                                  ----------    -----------
Total current liabilities..................................           40,890         44,519

Other long-term liabilities................................            3,166          2,722
Long term-debt, less current maturities....................            9,654          9,991
Minority interests.........................................           35,919         37,222
                                                                  ----------    -----------
Total liabilities..........................................           89,629         94,454
                                                                  ----------    -----------
SHAREHOLDERS' EQUITY
Capital stock..............................................          460,924        458,959
Option and warrant equity..................................            2,095          2,872
Accumulated deficit........................................         (241,438)      (251,044)
                                                                  ----------    -----------
Total shareholders' equity.................................          221,581        210,787
                                                                  ----------    -----------
Total liabilities and shareholders' equity.................       $  311,210    $   305,241
                                                                  ==========    ===========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                                                            THREE MONTHS
                                                                                                           ENDED MARCH 31,
                                                                                                         -------------------
                                                                                                           2005       2004
                                                                                                         --------   --------
OPERATING ACTIVITIES

Net income..........................................................................................     $  9,606   $  8,052
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization.....................................................................        4,017      4,557
  Write-off of investment in research and development arrangement...................................           --        374
  Minority interests................................................................................          686      1,874
  Earnings from equity investments..................................................................         (659)      (399)
  Loss (gain) on disposals of fixed assets..........................................................          (96)       730
  Gain on sales of subsidiaries.....................................................................         (319)    (1,278)
  Non-cash compensation expense.....................................................................           69        420
  Changes in operating assets and liabilities, net of acquisitions and dispositions
    Accounts receivable.............................................................................       (3,540)    (3,984)
    Prepaid expenses and other current assets.......................................................       (2,308)      (552)
    Accounts payable and accrued liabilities........................................................       (1,651)     1,067
                                                                                                         --------   --------
Cash from operating activities......................................................................        5,805     10,861
                                                                                                         --------   --------

INVESTING ACTIVITIES
Purchases of fixed assets...........................................................................       (2,727)    (1,570)
Proceeds from sales of fixed assets.................................................................          454        147
Proceeds from divestitures of investments and subsidiaries, net.....................................        3,430       (271)
Distributions and loan payments received from equity investments....................................          556         --
Investment in research and development arrangements.................................................           --       (374)
Acquisitions and equity investments.................................................................         (443)    (4,210)
Proceeds from sale of short-term investments........................................................       38,750         --
Purchases of short-term investments.................................................................       (8,863)    (7,125)
Purchases of long-term investments..................................................................       (5,383)        --
Other...............................................................................................         (125)       544
                                                                                                         --------   --------
Cash from investing activities......................................................................       25,649    (12,859)
                                                                                                         --------   --------

FINANCING ACTIVITIES
Restricted cash movement............................................................................           23          7
Principal payments of debt financing and capital leases.............................................       (4,219)    (4,566)
Proceeds from debt financing........................................................................        1,117         --
Distributions to minority interests.................................................................       (1,977)    (1,355)
Proceeds from issuance of common stock..............................................................        1,077      8,287
Proceeds from issuance of OccuLogix, Inc. common stock..............................................          217         --
                                                                                                         --------   --------
Cash from financing activities......................................................................       (3,762)     2,373
                                                                                                         --------   --------

Net increase in cash and cash equivalents during the period.........................................       27,692        375
Cash and cash equivalents, beginning of period......................................................       33,435     21,580
                                                                                                         --------   --------
Cash and cash equivalents, end of period............................................................     $ 61,127   $ 21,955
                                                                                                         ========   ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                                                 OPTION
                                             COMMON STOCK          AND
                                           ----------------      WARRANT      ACCUMULATED
                                           SHARES   AMOUNT        EQUITY        DEFICIT          TOTAL
                                           ------  --------      -------      -----------      ---------
Balance December 31, 2004.............     70,086  $458,959      $ 2,872      $  (251,044)     $ 210,787
Shares issued as part of the
 employee share purchase plan and
 401(k) plan..........................         13       101                                          101
Exercise of stock options.............        363     1,751         (775)                            976
Options expired or forfeited..........                    2           (2)                             --
Changes in OccuLogix, Inc.'s
 stockholders' equity.................                  111                                          111
Net income and comprehensive income                                                 9,606          9,606
                                           ------  --------      -------      -----------      ---------
Balance March 31, 2005................     70,462  $460,924      $ 2,095      $  (241,438)     $ 221,581
                                           ======  ========      =======      ===========      =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 filed by TLC Vision Corporation (the "Company" or "TLC Vision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. The consolidated financial statements as of December 31, 2004 and unaudited interim consolidated financial statements for the three months ended March 31, 2005 and 2004 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

   The unaudited interim consolidated financial statements for the three-month period ended March 31, 2004 include certain reclassifications to conform with classifications for the three-month period ended March 31, 2005.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

   The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded compensation expense of $69,000 and $420,000 during the three months ended March 31, 2005 and 2004, respectively, including $0 and $319,000 of variable stock option expense, respectively, for options repriced in 2002. The following table illustrates the pro forma net income and net income per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                   2005                  2004
                                                                 -------                -------
Net income as reported......................................     $ 9,606                $ 8,052
Add stock-based employee compensation cost included in net
    income..................................................          --                    319
Less stock-based employee compensation cost determined
    under fair value based method for all awards............        (780)                  (276)
Less OccuLogix, Inc.'s stock-based employee compensation
    cost determined under fair value based method for all
    awards, net of minority interests.......................        (227)                    --
                                                                 -------                -------
Pro forma net income........................................     $ 8,599                $ 8,095
                                                                 =======                =======
Pro forma earnings per share - basic........................     $  0.12                $  0.12
                                                                 =======                =======
Pro forma earnings per share - diluted......................     $  0.12                $  0.12
                                                                 =======                =======

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation cost is amortized using the attribution method under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans."

3. ACQUISITIONS AND DISPOSITIONS

   On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. ("Aspen") to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in general and administrative expenses.

4. EARNINGS PER SHARE

   The following table sets forth the computation of diluted earnings per share:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                    2005               2004
                                                                  --------           --------
Net income...............................................         $  9,606           $  8,052
Weighted-average shares outstanding - basic..............           70,036             66,932
Dilutive effect of stock options and warrants............            2,009              2,501
                                                                  --------           --------
Weighted-average shares outstanding - diluted............           72,045             69,433
Earnings per share - diluted.............................         $   0.13           $   0.12
                                                                  ========           ========

5. SEGMENT INFORMATION

   The Company has three reportable segments: refractive, mobile cataract and age-related macular degeneration ("AMD"). The refractive segment provides the majority of the Company's revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The AMD segment includes OccuLogix, Inc. (formerly Vascular Sciences Corporation), OccuLogix, LP and RHEO Clinic, Inc. and is pursuing commercial applications of treatments of dry age-related macular degeneration. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care, network marketing and management to optometrists, and professional healthcare facility management. None of these activities meet the quantitative criteria to be disclosed separately as a reportable segment.

   The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's business units were acquired or developed as a unit, and management at the time of acquisition was retained.

   The following tables set forth information by segments:

        THREE MONTHS ENDED MARCH  31, 2005                           MOBILE
                  (IN THOUSANDS)                      REFRACTIVE    CATARACT       AMD         OTHER         TOTAL
-------------------------------------------------     ----------    --------    ---------    ---------    ----------
Revenues.........................................     $   55,171    $  6,738    $     431    $   8,709    $   71,049
Expenses:
  Doctors' compensation..........................          9,692          --           46           --         9,738
  Operating......................................         32,847       5,664        3,835        5,986        48,332
  Depreciation expense...........................          2,204         534           46          222         3,006
  Amortization of intangibles....................            802         101           --          108         1,011
                                                      ----------    --------    ---------    ---------    ----------
                                                          45,545       6,299        3,927        6,316        62,087
                                                      ----------    --------    ---------    ---------    ----------
Income (loss) from operations....................          9,626         439       (3,496)       2,393         8,962
Other income and interest expense, net...........            952         (27)         355         (411)          869
Minority interests...............................         (1,006)         --        1,499       (1,179)         (686)
Earnings from equity investments.................            395          --           --          264           659
Income taxes.....................................           (379)         (1)          --          182          (198)
                                                      ----------    --------    ---------    ---------    ----------
Net income (loss)................................     $    9,588    $    411    $  (1,642)   $   1,249    $    9,606
                                                      ==========    ========    =========    =========    ==========

               THREE MONTHS ENDED MARCH  31, 2004                                    MOBILE
                         (IN THOUSANDS)                               REFRACTIVE    CATARACT      AMD        OTHER       TOTAL
-----------------------------------------------------------------     ----------    --------   ---------   ---------   ----------
Revenues.........................................................      $  50,887    $  5,992   $     209   $   8,087   $   65,175
Expenses:
  Doctors' compensation..........................................          7,688          --          18          --        7,706
  Operating......................................................         32,315       5,087         313       5,291       43,006
  Research and development.......................................             --          --         374          --          374
  Depreciation expense...........................................          2,767         587          11         180        3,545
  Amortization of intangibles....................................            798         105          --         109        1,012
                                                                       ---------    --------   ---------   ---------   ----------
                                                                          43,568       5,779         716       5,580       55,643
                                                                       ---------    --------   ---------   ---------   ----------
Income (loss) from operations....................................          7,319         213        (507)      2,507        9,532
Other income and interest expense, net...........................            390         (23)         --        (222)         145
Minority interests...............................................           (746)         --          --      (1,128)      (1,874)
Earnings from equity investments.................................            399          --          --          --          399
Income taxes.....................................................            (73)         (1)         --         (76)        (150)
                                                                       ---------    --------   ---------   ---------   ----------
Net income (loss)................................................      $   7,289    $    189   $    (507)  $   1,081   $    8,052
                                                                       =========    ========   =========   =========   ==========

6. SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash transactions:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                  2005               2004
                                                 ------            --------
Debt and capital lease obligations
   relating to equipment purchases.....          $  152            $    601
Option and warrant reduction...........             777               3,415

    Cash paid for the following:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                  2005               2004
                                                 ------             -------
Interest...............................          $  627             $   813
Income taxes...........................             249                  71

7. RECENTLY ISSUED ACCOUNTING STANDARD

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under Statement 123(R), pro forma disclosure is no longer permitted.

The effective date of Statement 123(R) is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for the Company, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of Statement 123(R) will be suspended until January 1, 2006, for calendar year companies. Statement 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of Statement 123(R) for all share-based payments granted after that date, and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with Statement 123.

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

The Company currently expects to adopt Statement 123(R) effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting Statement 123(R) for periods beyond 2005.

8. SUBSEQUENT EVENTS

On April 1, 2005, Midwest Surgical Services, Inc., a wholly owned subsidiary of the Company, acquired Vision Surgical Services, Inc. ("VSS"). VSS leases surgical instruments and mobile equipment to perform cataract surgery.

On May 4, 2005, the Company acquired the refractive assets of Southeastern Eye Center, which provides refractive surgery in Greensboro, North Carolina.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "plans," "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLC Vision" shall mean TLC Vision Corporation and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

OVERVIEW

      TLC Vision Corporation and its subsidiaries is a diversified eye care services company dedicated to improving lives through better vision by providing eye doctors with the tools and technologies they need to deliver high quality patient care. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, an optometric franchise network for independent optometrists. The Company is also a 51% majority owner of OccuLogix, Inc., a public company focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

      The Company serves surgeons who performed over 75,000 procedures including refractive and cataract procedures at the Company's centers or using the Company's equipment during the three-month period ended March 31, 2005.

      The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. Additionally, it is pursuing growth initiatives and investment opportunities in other healthcare services.

RECENT DEVELOPMENTS

      On March 1, 2005, the Company sold its interest in Aspen to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in general and administrative expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

      Total revenues for the three months ended March 31, 2005 were $71.0 million, an increase of $5.8 million, or 9% over revenues of $65.2 million for the three months ended March 31, 2004. This increase was due to an 8% increase in refractive revenues and an 11% increase in other healthcare services revenues. Approximately 78% of total revenues were derived from refractive services for the three months ended March 31, 2005 and 2004.

      Revenues from the refractive segment for the three months ended March 31, 2005 were $55.2 million, an increase of $4.3 million or 8% from revenues of $50.9 million for the three months ended March 31, 2004. The increase in refractive revenues was partially due to an increase in refractive procedures. Refractive procedures for the three months ended March 31, 2005 were approximately 58,700, an increase of 1,800 or 3% over refractive procedures of 56,900 for the three months ended March 31, 2004. Procedures for Laser Eye Care of California ("LECC") were included in both periods and account for 4,800 procedures for the three months ended March 31, 2005, an increase of 800 procedures over the prior year period. The Company owns a 30% interest in LECC. Refractive revenues also increased as a result of an increase mix of higher priced procedures, primarily Custom LASIK.

      Revenues from centers for the three months ended March 31, 2005 were $43.3 million, an increase of $4.5 million, or 11% from revenues of $38.8 million for the three months ended March 31, 2004. The increase in centers revenues was partially due to 2,800 or 9% more procedures at centers open during both the three months ended March 31, 2005 and 2004 offset by the absence of 200 procedures at centers that were closed within the past year. Centers revenues also increased as a result of an increase mix of higher priced procedures, primarily Custom LASIK.

      Revenues from access services for the three months ended March 31, 2005 were $11.9 million, a decrease of $0.1 million or 1% from revenues of $12.0 million for the three months ended March 31, 2004. The decline in access revenues was primarily due to 800 or 3% fewer procedures partially offset by higher average pricing due to an increase in Custom LASIK procedures.

      The cost of refractive revenues for the three months ended March 31, 2005 was $35.9 million, an increase of $1.6 million, or 5% over the cost of refractive revenues of $34.3 million for the three months ended March 31, 2004. This increase was primarily attributable to increased procedure volume and higher costs associated with higher priced procedures, primarily Custom LASIK procedures. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 35% during the three months ended March 31, 2005 from 33% in the prior year period.

      The cost of revenues from centers for the three months ended March 31, 2005 was $28.1 million, an increase of $1.9 million, or 7% from the cost of revenues of $26.2 million from the three months ended March 31, 2004. This increase was primarily attributable to increased procedure volume and higher costs associated with higher priced procedures, primarily Custom LASIK procedures. Gross margins from centers increased to 35% for the three months ended March 31, 2005 from 33% during the prior year period as increased procedure volumes led to strong incremental variable margin earnings at many of the Company's centers.

      The cost of revenues from access services for the three months ended March 31, 2005 was $7.8 million, a decrease of $0.4 million or 4% from the cost of revenues of $8.2 million during the three months ended March 31, 2004. This decrease primarily resulted from lower procedure volume. Gross margins increased to 34% from 32% primarily due to more of the total access procedures coming from the Company's transportable business, which has higher margins than the Company's fixed access business.

      Revenues from other healthcare services for the three months ended March 31, 2005, were $15.9 million, an increase of $1.6 million or 11% from revenues of $14.3 million for the three months ended March 31, 2004. Approximately 22% of total revenues were derived from other healthcare services for the three months ended March 31, 2005 and 2004.

      The cost of revenues from other healthcare services for the three months ended March 31, 2005 was $10.2 million, an increase of $1.1 million or 11% from cost of revenues of $9.1 million for the three months ended March 31, 2004. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. Gross margins for other healthcare services remained constant at 36% during the three months ended March 31, 2005 and 2004.

      General and administrative expenses increased to $11.5 million for the three months ended March 31, 2005 from $7.4 million for the three months ended March 31, 2004. The $4.1 million or 56% increase included a $3.1 million increase from the AMD segment as OccuLogix, Inc. conducts clinical trials related to its rheopheresis application to the United States Food and Drug Administration ("FDA") and incurs the cost to prepare for the commercialization of the RHEO(TM) System in the United States. The remaining $1.0 million increase was primarily due to additional staffing costs, professional fees and other operating expenses.

      Marketing expenses increased to $3.5 million for the three months ended March 31, 2005 from $2.9 million for the three months ended March 31, 2004. The $0.6 million or 22% increase included a $0.2 million increase from the AMD segment, and a $0.4 million increase to improve procedure growth in the refractive centers business.

      Research and development expenses were $0.4 million for the three months ended March 31, 2004, relating to investments made to fund research and development efforts by OccuLogix, Inc. (formerly Vascular Sciences Corporation) to achieve FDA approval for medical treatments related to dry age-related macular degeneration. In connection with the reorganization and initial public offering of OccuLogix, Inc. in December 2004, the Company was not required to make any additional research and development investments in OccuLogix, Inc. As such, the Company did not incur any research and development expenses during the three months ended March 31, 2005.

      Amortization of intangibles was $1.0 million for the three months ended March 31, 2005 and 2004.

      Interest income increased to $1.1 million for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004. This $0.6 million increase is due to an increase in the Company's cash and cash equivalents and short-term investments balances as well as higher rates of return.

      Interest expense decreased to $0.5 million for the three months ended March 31, 2005 from $0.9 million for the three months ended March 31, 2004. This $0.4 million decrease is due to declining debt and lease obligations.

      Minority interest expense decreased to $0.7 million for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004. This $1.2 million decrease included a $1.5 million decrease from the AMD segment. Excluding the impact of the AMD segment, minority interest expense increased $0.3 million or 17% due to higher profits reported by the Company's subsidiaries in which the Company has a shared interest with minority partners.

      Earnings from equity investments increased to $0.7 million for the three months ended March 31, 2005 from $0.4 million for the three months ended March 31, 2004. This $0.3 million increase is primarily due to earnings from an ASC in which the Company acquired a minority ownership in December 2004.

      Income tax expense was $0.2 million for the three-month periods ended March 31, 2005 and 2004. For the three months ended March 31, 2005, the $0.2 million tax expense primarily consisted of Canadian and U.S. federal taxes.

      Net income for the three months ended March 31, 2005 increased to $9.6 million or $0.13 per share from $8.1 million or $0.12 per share for the three months ended March 31, 2004. This $1.5 million increase included a $1.1 million decrease from the AMD segment. Excluding the impact of the AMD segment, net income increased to $11.2 million or $0.16 per share for the three months ended March 31, 2005 from $8.6 million or $0.12 per share for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended March 31, 2005, the Company continued to focus its activities primarily on increasing procedure volumes at its centers and expanding its other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents, short-term investments and restricted cash were $143.2 million at March 31, 2005 compared to $145.4 million at December 31, 2004. Working capital at March 31, 2005 was $137.9 million, an increase of $6.7 million from $131.2 million at December 31, 2004.

      The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments.

      During the three months ended March 31, 2005, the Company invested $2.7 million in fixed assets and received vendor lease financing for $0.2 million of fixed assets.

      As new technologies emerge in the refractive market, the Company may need to upgrade its equipment, including excimer lasers and flap-making technology. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

      The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for at least the next 12 to 18 months.

      At December 31, 2004 the Company reported $2.8 million of exit liabilities primarily related to severance costs for two former officers under the terms of employment contracts and ongoing lease obligations at closed centers. During the three months ended March 31, 2005, the Company made cash payments of $1.6 million in respect of these exit liabilities, resulting in a $1.2 million exit liability at March 31, 2005.

CASH FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2005. The cash flows provided by operating activities during the three months ended March 31, 2005 were primarily due to net income of $9.6 million plus non-cash items including depreciation and amortization of $4.0 million and minority interest expense of $0.7, offset by an increase in net operating assets of $7.5 million, earnings from equity investments of $0.7 million and a gain on the sale of a subsidiary of $0.3 million. The increase in net operating assets consisted of a $3.5 million increase in accounts receivable due primarily to higher revenues during the seasonably strong first quarter, a $2.3 million increase in prepaid expenses and other current assets and a $1.7 million decrease in accounts payable and accrued liabilities. Excluding the impact of the AMD segment, net cash provided by operating activities would have been $11.8 million for the three months ended March 31, 2005.

CASH FROM INVESTING ACTIVITIES

      Net cash provided by investing activities was $25.6 million for the three months ended March 31, 2005. The cash flows provided by investing activities during the three-month period ended March 31, 2005 primarily included net proceeds from the sale of short-term investments of $29.9 million, proceeds from the sale of a subsidiary of $3.4 million and distributions and loan payments received from equity investments of $0.6 million, offset by capital expenditures of $2.7 million and purchases of long-term investments of $5.4 million. Excluding the impact of the AMD segment, net cash provided by investing activities would have been $30.9 million for the three months ended March 31, 2005.

CASH FROM FINANCING ACTIVITIES

      Net cash used in financing activities was $3.8 million for the three months ended March 31, 2005. Net cash used in financing activities during the three months ended March 31, 2005 was primarily related to the repayment of certain notes payable and capitalized lease obligations of $4.2 million and distributions to minority interests of $2.0 million, offset by proceeds from debt financing of $1.1 million, proceeds from the exercise of stock options of $1.1 million and proceeds from the issuance of OccuLogix, Inc. common stock of $0.2 million. Excluding the impact of the AMD segment, net cash used in investing activities would have been $4.0 million for the three months ended March 31, 2005.

SUBSEQUENT EVENTS

      On April 1, 2005, Midwest Surgical Services, Inc., a wholly owned subsidiary of the Company, acquired Vision Surgical Services, Inc. ("VSS"). VSS leases surgical instruments and mobile equipment to perform cataract surgery.

      On May 4, 2005, the Company acquired the refractive assets of Southeastern Eye Center, which provides refractive surgery in Greensboro, North Carolina.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material changes in legal proceedings from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.  OTHER MATTERS

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

                                      TLC VISION CORPORATION

                                      By: /s/ James C. Wachtman
                                          -----------------------
                                          James C. Wachtman
                                          Chief Executive Officer
                                          May 9, 2005

                                      By: /s/ Steven P. Rasche
                                          -----------------------
                                          Steven P. Rasche
                                          Chief Financial Officer
                                          May 9, 2005

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