Form 10-Q
period 2005-06-30
TLC VISION CORP
filed 2005-08-09
CIK 1010610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

      [X] Yes [ ] No

      As of August 8, 2005 there were 70,479,721 of the registrant's Common Shares outstanding.

                                      INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.  Consolidated Financial Statements (unaudited)
                     Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
                     Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
                     Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
                     Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2005 Notes to Interim Consolidated Financial Statements
            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
            Item 3.  Quantitative and Qualitative Disclosures about Market Risk
            Item 4.  Controls and Procedures

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                          -----------------------     -----------------------
                                                            2005          2004          2005          2004
                                                          ---------     ---------     ---------     ---------
Revenues:
  Refractive:
       Centers ........................................   $  38,010     $  36,374     $  81,775     $  75,212
       Access .........................................       9,828        10,544        21,239        22,593
  Other healthcare services ...........................      18,982        17,743        34,855        32,031
                                                          ---------     ---------     ---------     ---------
Total revenues ........................................      66,820        64,661       137,869       129,836
                                                          ---------     ---------     ---------     ---------

Cost of revenues:
  Refractive:
       Centers ........................................      25,921        24,645        54,450        50,797
       Access .........................................       7,200         7,135        14,610        15,307
  Other healthcare services ...........................      11,207        10,574        21,358        19,712
                                                          ---------     ---------     ---------     ---------
Total cost of revenues ................................      44,328        42,354        90,418        85,816
                                                          ---------     ---------     ---------     ---------
  Gross profit ........................................      22,492        22,307        47,451        44,020
                                                          ---------     ---------     ---------     ---------

General and administrative ............................       9,227         6,115        18,287        12,775
Marketing and sales ...................................       5,843         4,720        10,840         8,855
Research and development, clinical and
  regulatory ..........................................       1,310           350         2,654           724
Amortization of intangibles ...........................       1,032         1,057         2,043         2,069
Other .................................................        (363)       (1,184)       (1,033)       (1,732)

Restructuring, severance and other charges ............           -         2,755             -         2,755
                                                          ---------     ---------     ---------     ---------
                                                             17,049        13,813        32,791        25,446
                                                          ---------     ---------     ---------     ---------
Operating income ......................................       5,443         8,494        14,660        18,574
Interest income .......................................       1,219           473         2,291           951
Interest expense ......................................        (424)         (745)         (882)       (1,626)
Minority interests ....................................      (1,105)       (2,454)       (1,791)       (4,328)
Earnings from equity investments ......................         680           613         1,339         1,012
                                                          ---------     ---------     ---------     ---------
Income before income taxes ............................       5,813         6,381        15,617        14,583
Income tax expense ....................................        (302)         (142)         (500)         (292)
                                                          ---------     ---------     ---------     ---------
Net income ............................................   $   5,511     $   6,239     $  15,117     $  14,291
                                                          ---------     ---------     ---------     ---------

Earnings per share - basic ............................   $    0.08     $    0.09     $    0.22     $    0.21
                                                          =========     =========     =========     =========
Earnings per share - diluted ..........................   $    0.08     $    0.09     $    0.21     $    0.20
                                                          =========     =========     =========     =========

Weighted average number of common shares
  outstanding - basic .................................      70,326        68,585        70,182        67,759
Weighted average number of common shares
  outstanding - diluted ...............................      72,071        71,249        72,057        70,341

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                          (UNAUDITED)
                                                           JUNE 30,     DECEMBER 31,
                                                             2005           2004
                                                          -----------   ------------
ASSETS
Current assets
  Cash and cash equivalents ...........................   $    63,939   $     33,435
  Short-term investments ..............................        77,660        111,015
  Accounts receivable .................................        19,136         17,443
  Prepaids and other current assets ...................        16,865         13,821
                                                          -----------   ------------
   Total current assets ...............................       177,600        175,714

Restricted cash .......................................           907            932
Investments and other assets ..........................        12,197         10,482
Goodwill ..............................................        57,408         53,774
Intangibles, net ......................................        17,758         18,140
Fixed assets, net .....................................        46,184         46,199
                                                          -----------   ------------
Total assets ..........................................   $   312,054   $    305,241
                                                          ===========   ============

LIABILITIES
Current liabilities
  Accounts payable ....................................   $     9,139   $      8,716
  Accrued liabilities .................................        21,837         27,139
  Current portion of long-term debt ...................         4,395          8,664
                                                          -----------   ------------
Total current liabilities .............................        35,371         44,519

Other long-term liabilities ...........................         2,919          2,722
Long-term debt, less current maturities ...............        10,995          9,991
Minority interests ....................................        35,432         37,222
                                                          -----------   ------------
Total liabilities .....................................        84,717         94,454

STOCKHOLDERS' EQUITY
Capital stock .........................................       461,184        458,959
Option and warrant equity .............................         2,080          2,872
Accumulated deficit ...................................      (235,927)      (251,044)
                                                          -----------   ------------
Total stockholders' equity ............................       227,337        210,787
                                                          -----------   ------------
Total liabilities and stockholders' equity ............   $   312,054   $    305,241
                                                          ===========   ============

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                                           SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                      ---------------------
                                                                                        2005         2004
                                                                                      --------     --------
OPERATING ACTIVITIES

Net income .......................................................................    $ 15,117     $ 14,291
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization ..................................................       7,988        9,018
  Write-offs (reimbursements) of investments in research and development
    arrangements .................................................................        (300)         724
  Minority interests .............................................................       1,791        4,328
  Earnings from equity investments ...............................................      (1,339)      (1,012)
  Loss (gain) on disposals of fixed assets .......................................         (96)         742
  Gain on the sales of subsidiaries ..............................................        (319)      (1,143)
  Non-cash compensation expense ..................................................         206          575
  Adjustment to the fair value of investments and long-term receivables ..........           -       (1,206)
  Other ..........................................................................          88            -
Changes in operating assets and liabilities, net of acquisitions and dispositions:
  Accounts receivable ............................................................      (2,213)      (3,772)
  Prepaid expenses and other current assets ......................................      (3,312)      (1,469)
  Accounts payable and accrued liabilities .......................................      (4,854)      (1,696)
                                                                                      --------     --------
Cash from operating activities ...................................................      12,757       19,380
                                                                                      --------     --------

INVESTING ACTIVITIES
Purchases of fixed assets ........................................................      (5,177)      (3,761)
Proceeds from sales of fixed assets ..............................................         724          467
Proceeds from divestitures of investments and subsidiaries, net ..................       3,430         (271)
Reimbursements from (investments in) research and development arrangements .......         300         (724)
Distributions and loan payments received from equity investments .................       1,387          680
Acquisitions and equity investments ..............................................      (8,881)      (4,570)
Proceeds from sales of short-term investments ....................................      66,397        1,865
Purchases of short-term investments ..............................................     (33,093)     (19,415)
Other ............................................................................          (7)         907
                                                                                      --------     --------
Cash from investing activities ...................................................      25,080      (24,822)
                                                                                      --------     --------

FINANCING ACTIVITIES
Restricted cash movement .........................................................          25           24
Principal payments of debt financing and capital leases ..........................      (6,131)      (8,305)
Distributions to minority interests ..............................................      (3,744)      (3,715)
Proceeds from debt financing .....................................................       1,321            -
Proceeds from issuance of common stock ...........................................       1,089       18,260
Proceeds from issuance of OccuLogix, Inc. common stock ...........................         107            -
                                                                                      --------     --------
Cash from financing activities ...................................................      (7,333)       6,264
                                                                                      --------     --------

Net increase in cash and cash equivalents during the period ......................      30,504          822
Cash and cash equivalents, beginning of period ...................................      33,435       21,580
                                                                                      --------     --------
Cash and cash equivalents, end of period .........................................    $ 63,939     $ 22,402
                                                                                      ========     ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)


                                                                                     OPTION
                                                                   COMMON STOCK        AND
                                                                 -----------------   WARRANT   ACCUMULATED
                                                                 SHARES  AMOUNT      EQUITY      DEFICIT       TOTAL
                                                                 ------  ---------   -------   -----------   ----------
Balance December 31, 2004................................        70,086  $ 458,959   $ 2,872   $  (251,044)  $  210,787
 Shares issued as part of the employee
   share purchase plan and 401(k) plan...................            27        231                                  231
 Exercises of stock options..............................           410      1,879      (790)                     1,089
 Options expired or forfeited............................                        2        (2)                         -
 Changes in OccuLogix, Inc.'s
   stockholders' equity..................................                      113                                  113
 Net income and comprehensive
    income...............................................                                           15,117       15,117
                                                                 ------  ---------   -------   -----------   ----------
 Balance June 30, 2005...................................        70,523  $ 461,184   $ 2,080   $  (235,927)  $  227,337
                                                                 ======  =========   =======   ===========   ==========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 filed by TLC Vision Corporation (the "Company" or "TLCVision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. The consolidated financial statements as of December 31, 2004 and unaudited interim consolidated financial statements for the three and six months ended June 30, 2005 and 2004 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

      The unaudited interim consolidated financial statements for the three and six months ended June 30, 2004 include certain reclassifications to conform with classifications for the three and six months ended June 30, 2005 including (a) reclassifying certain labor costs from "General and administrative" to "Marketing and sales" as these costs relate to the marketing and selling efforts of the Company; (b) reclassifying clinical trial expenses incurred by OccuLogix, Inc. from "General and administrative" to "Research and development, clinical and regulatory;" and (c) reclassifying gains and losses from the sales and dispositions of fixed assets as well as other miscellaneous income and expenses to "Other" operating expenses (income).

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded variable stock option expense of $15,000 and $334,000 during the three and six months ended June 30, 2004, respectively, for options repriced in 2002. The following table illustrates the pro forma net income and earnings per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------      -------------------------
                                                                           2005               2004          2005             2004
                                                                         --------           --------      --------         --------
Net income as reported ...............................................   $  5,511           $  6,239      $ 15,117         $ 14,291
Add stock-based employee compensation cost included in net
    income ...........................................................          -                 15             -              334
Add OccuLogix, Inc.'s stock-based employee compensation
    cost included in net income, net of
    minority interests ...............................................          6                  -             6                -
Less stock-based employee compensation cost determined
    under fair value based method for all awards .....................       (770)              (278)       (1,550)            (554)
Less OccuLogix, Inc.'s stock-based employee compensation
    cost determined under fair value based method for all
    awards, net of minority interests ................................       (591)                 -          (818)               -
                                                                         --------           --------      --------         --------
Pro forma net income .................................................   $  4,156           $  5,976      $ 12,755         $ 14,071
                                                                         ========           ========      ========         ========

Pro forma earnings per share - basic .................................   $   0.06           $   0.09      $   0.18         $   0.21
                                                                         ========           ========      ========         ========

Pro forma earnings per share - diluted ...............................   $   0.06           $   0.08      $   0.18         $   0.20
                                                                         ========           ========      ========         ========

            For purposes of pro forma disclosures, the estimated fair value of stock-based compensation cost is amortized using the attribution method under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans."

      3.    ACQUISITIONS AND DISPOSITIONS

            On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. ("Aspen") to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses (income).

            The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets.

      4.    EARNINGS PER SHARE

            The following table sets forth the computation of diluted earnings per share:

                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------   -------------------------
                                                              2005               2004        2005            2004
                                                            ---------         ---------   ---------        --------
Net income...............................................   $   5,511         $   6,239   $  15,117        $ 14,291
                                                            =========         =========   =========        ========
Weighted-average shares outstanding - basic..............      70,326            68,585      70,182          67,759
Dilutive effect of stock options and warrants............       1,745             2,664       1,875           2,582
                                                            ---------         ---------   ---------        --------
Weighted-average shares outstanding - diluted............      72,071            71,249      72,057          70,341
                                                            =========         =========   =========        ========
Earnings per share - diluted.............................   $    0.08         $    0.09   $    0.21        $   0.20
                                                            =========         =========   =========        ========

      5.    SEGMENT INFORMATION

            The Company has three reportable segments: refractive, mobile cataract and age-related macular degeneration ("AMD"). The refractive segment provides the majority of the Company's revenue and consists of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The AMD segment includes the Company's majority interest in OccuLogix, Inc. (formerly Vascular Sciences Corporation), OccuLogix, LP and RHEO Clinic, Inc. and consists of pursuing commercial applications of treatments of dry age-related macular degeneration. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care, network marketing and management to optometrists, and professional healthcare facility management.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies.

The following tables set forth information by segments:

         THREE MONTHS ENDED JUNE 30, 2005                         MOBILE
                  (IN THOUSANDS)                    REFRACTIVE   CATARACT     AMD       OTHER      TOTAL
-------------------------------------------------   ----------   --------   -------   ---------   --------
Revenues.........................................   $   47,838   $  8,158   $   568   $  10,256   $ 66,820
Expenses:
  Doctors' compensation..........................        8,141          -        35           2      8,178
  Operating......................................       32,511      6,401     2,644       6,362     47,918
  Research and development, clinical and
    regulatory...................................            -          -     1,310           -      1,310
  Depreciation expense...........................        2,126        572        13         228      2,939
  Amortization of intangibles....................          788        136         -         108      1,032
                                                    ----------   --------   -------   ---------   --------
                                                        43,566      7,109     4,002       6,700     61,377
                                                    ----------   --------   -------   ---------   --------
Income (loss) from operations....................        4,272      1,049    (3,434)      3,556      5,443
Interest income (expense), net...................          804        (28)      421        (402)       795
Minority interests...............................         (681)         -     1,411      (1,835)    (1,105)
Earnings from equity
  investments....................................          454          -         -         226        680
Income taxes.....................................         (280)         -         -         (22)      (302)
                                                    ----------   --------   -------   ---------   --------
Net income (loss)................................   $    4,569   $  1,021   $(1,602)  $   1,523   $  5,511
                                                    ==========   ========   =======   =========   ========

         THREE MONTHS ENDED JUNE 30, 2004                         MOBILE
                  (IN THOUSANDS)                    REFRACTIVE   CATARACT     AMD       OTHER      TOTAL
-------------------------------------------------   ----------   --------   -------   ---------   --------
Revenues.........................................   $   46,918   $  6,988   $    62   $  10,693   $ 64,661
Expenses:
  Doctors' compensation..........................        7,370          -        21           6      7,397
  Operating......................................       29,959      5,555       189       6,707     42,410
  Research and development, clinical and
    regulatory...................................            -          -       350           -        350
  Depreciation...................................        2,639        550        27         188      3,404
  Amortization of intangibles....................          842        104         -         111      1,057
  Adjustment to the fair value of investments
    and long-term receivables....................       (1,206)         -         -           -     (1,206)
  Restructuring, severance and other charges.....        2,755          -         -           -      2,755
                                                    ----------   --------   -------   ---------   --------
                                                        42,359      6,209       587       7,012     56,167
                                                    ----------   --------   -------   ---------   --------
Income from operations...........................        4,559        779      (525)      3,681      8,494
Interest income (expense), net...................          167        (28)        -        (411)      (272)
Minority interests...............................         (624)         -         -      (1,830)    (2,454)
Earnings from equity
  investments....................................          491          -         -         122        613
Income taxes.....................................          (41)         -         -        (101)      (142)
                                                    ----------   --------   -------   ---------   --------
Net income.......................................   $    4,552   $    751   $  (525)  $   1,461   $  6,239
                                                    ==========   ========   =======   =========   ========

          SIX MONTHS ENDED JUNE 30, 2005                          MOBILE
                  (IN THOUSANDS)                    REFRACTIVE   CATARACT     AMD       OTHER       TOTAL
-------------------------------------------------   ----------   --------   -------   ---------   ---------
Revenues.........................................   $  103,014   $ 14,896   $ 1,000   $  18,959   $137,869
Expenses:
  Doctors' compensation..........................       17,833          -        81           2     17,916
  Operating......................................       65,108     12,065     5,138      12,340     94,651
  Research and development, clinical and
    regulatory...................................            -          -     2,654           -      2,654
  Depreciation...................................        4,330      1,106        59         450      5,945
  Amortization of intangibles....................        1,590        237         -         216      2,043
                                                    ----------   --------   -------   ---------   --------
                                                        88,861     13,408     7,932      13,008    123,209
                                                    ----------   --------   --------- ---------   --------
Income (loss) from operations....................       14,153      1,488    (6,932)      5,951     14,660
Interest income (expense), net...................        1,501        (55)      776        (813)     1,409
Minority interests...............................       (1,687)         -     2,910      (3,014)    (1,791)
Earnings from equity investments.................          849          -         -         490      1,339
Income taxes.....................................         (659)        (1)        -         160       (500)
                                                    ----------   --------   -------   ---------   --------
Net income (loss)................................   $   14,157   $  1,432   $(3,246)  $   2,774   $ 15,117
                                                    ==========   ========   =======   =========   ========

          SIX MONTHS ENDED JUNE 30, 2004                          MOBILE
                  (IN THOUSANDS)                    REFRACTIVE   CATARACT     AMD       OTHER      TOTAL
-------------------------------------------------   ----------   --------   -------   ---------   --------
Revenues.........................................   $   97,813   $ 12,980   $   271   $  18,772   $129,836
Expenses:
  Doctors' compensation..........................       15,058          -        39           6     15,103
  Operating......................................       61,726     10,642       502      11,998     84,868
  Research and development, clinical and
    regulatory...................................            -          -       724           -        724
  Depreciation...................................        5,406      1,137        38         368      6,949
  Amortization of intangibles....................        1,640        209         -         220      2,069
  Adjustment to the fair value of investments
    and long-term receivables....................       (1,206)         -         -           -     (1,206)
  Restructuring, severance and other charges.....        2,755          -         -           -      2,755
                                                    ----------   --------   -------   ---------   --------
                                                        85,379     11,988     1,303      12,592    111,262
                                                    ----------   --------   -------   ---------   --------
Income from operations...........................       12,434        992    (1,032)      6,180     18,574
Interest income (expense), net...................            9        (51)        -        (633)      (675)
Minority interests...............................       (1,370)         -         -      (2,958)    (4,328)
Earnings from equity
  investments....................................          890          -         -         122      1,012
Income taxes.....................................         (114)        (1)        -        (177)      (292)
                                                    -----------  --------   -------   ---------   --------
Net income.......................................   $   11,849   $    940   $(1,032)  $   2,534   $ 14,291
                                                    ==========   ========   =======   =========   ========

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash transactions:

                                                   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                     2005             2004
                                                   --------          -------
Capital lease obligations relating to
   equipment purchases......................       $  1,169          $   959
Option and warrant reduction................            792            3,600
Shares issued as part of the employee share
   purchase plan and 401(k) plan............            231              357


      Cash paid for the following:

                                                   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                     2005             2004
                                                   --------         --------
Interest....................................       $  1,051         $  1,364
Income taxes................................            415              181

7.    INVESTMENTS AND OTHER ASSETS

      As of December 31, 2003, the Company maintained a $1.2 million reserve against a $2.3 million long-term note receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company had determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. Through the first six months of 2004, this secondary care provider continued to improve its profitability and financial position and made all of its payments to the Company when due. As a result, the Company reevaluated the collectibility of the note as of June 30, 2004 and recorded an adjustment to reverse the remaining reserve of $1.2 million, which is included in other operating expense (income).

8.    RESTRUCTURING, SEVERANCE AND OTHER CHARGES

      During the three and six months ended June 30, 2004, the Company recorded a $2.6 million charge for severance payments to two officers under the terms of employment contracts and a $0.2 million charge related to ongoing lease payment obligations at previously closed centers. The severance payments have been substantially paid as of June 30, 2005, while the lease costs will be paid out over the remaining terms of the leases.

9.    RECENTLY ISSUED ACCOUNTING STANDARD

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under Statement 123(R), pro forma disclosure is no longer permitted.

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

      The Company currently expects to adopt Statement 123(R) effective January 1, 2006, however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting Statement 123(R) for 2006.

10.   SUBSEQUENT EVENTS

      On July 11, 2005, the Company acquired an 82% interest in the assets of Kremer Laser Eye ("Kremer") for $24.3 million in cash plus the assumption of certain liabilities. Kremer includes three refractive centers and one ambulatory surgery center all of which are located in the northeastern part of the United States.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "plans," "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 2004. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLCVision" shall mean TLC Vision Corporation and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

OVERVIEW

      TLC Vision Corporation is a diversified eye care services company dedicated to improving lives through better vision by providing eye doctors with the tools and technologies they need to deliver high quality patient care. The majority of the Company's revenues comes from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, an optometric franchise network for independent optometrists. The Company is also a 51% majority owner of OccuLogix, Inc., which focuses on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood. OccuLogix, Inc. is also a registered filer with the Commission.

      The Company serves surgeons who performed over 147,000 procedures, including refractive and cataract procedures at the Company's centers or using the Company's equipment during the six months ended June 30, 2005.

      The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. Additionally, it is pursuing growth initiatives and investment opportunities in the refractive market and within its other healthcare services.

RECENT DEVELOPMENTS

      On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. ("Aspen") to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses (income).

      The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

      Total revenues for the three months ended June 30, 2005 were $66.8 million, an increase of $2.1 million, or 3% over revenues of $64.7 million for the three months ended June 30, 2004. This increase was due to a 2% increase in refractive revenues and a 7% increase in other healthcare services revenues. Approximately 72% of total revenues for the three months ended June 30, 2005 were derived from refractive services compared to 73% during the three months ended June 30, 2004.

      Revenues from the refractive segment for the three months ended June 30, 2005 were $47.8 million, an increase of $0.9 million or 2% from revenues of $46.9 million for the three months ended June 30, 2004. Refractive revenues increased as a result of an increased mix of higher priced procedures, primarily Custom LASIK, Wavelight and Intralase. The increase in refractive revenues was partially offset by a decrease in refractive procedures. Refractive procedures for the three months ended June 30, 2005 were approximately 49,900, a decrease of 1,700 or 3% from refractive procedures of 51,600 for the three months ended June 30, 2004. Procedures for Laser Eye Care of California ("LECC") were included in both periods and account for 4,600 procedures for the three months ended June 30, 2005, an increase of 600 procedures over the prior year period. The Company owns a 30% interest in LECC.

      Revenues from centers for the three months ended June 30, 2005 were $38.0 million, an increase of $1.6 million, or 4% from revenues of $36.4 million for the three months ended June 30, 2004. The increase in revenues from centers was due to an increase in centers procedures and an increased mix of higher priced procedures. For the three months ended June 30, 2005, centers procedures were approximately 30,600, an increase of 300 or 1% over centers procedures of 30,300 for the three months ended June 30, 2004. Included in this increase were 200 or 1% more procedures at centers open during both the three months ended June 30, 2005 and 2004.

      Revenues from access services for the three months ended June 30, 2005 were $9.8 million, a decrease of $0.7 million or 7% from revenues of $10.5 million for the three months ended June 30, 2004. The decline in access revenues was primarily due to 2,000 or 9% fewer procedures partially offset by higher average pricing due to an increase in Custom LASIK procedures.

      The cost of refractive revenues for the three months ended June 30, 2005 was $33.1 million, an increase of $1.3 million, or 4% over the cost of refractive revenues of $31.8 million for the three months ended June 30, 2004. This increase was primarily attributable to higher costs associated with higher priced procedures. Primarily as a result of lower access procedure volumes, gross margins for the refractive business as a whole decreased to 31% during the three months ended June 30, 2005 from 32% in the prior year period.

      The cost of revenues from centers for the three months ended June 30, 2005 was $25.9 million, an increase of $1.3 million, or 5% from the cost of revenues of $24.6 million for the three months ended June 30, 2004. This increase was primarily attributable to increased procedure volume and higher costs associated with higher priced procedures. Gross margins from centers remained constant at 32% for the three months ended June 30, 2005 and 2004.

      The cost of revenues from access services for the three months ended June 30, 2005 was $7.2 million, an increase of $0.1 million or 1% from the cost of revenues of $7.1 million during the three months ended June 30, 2004. This increase was primarily attributable to higher average costs due to an increase in Custom LASIK procedures partially offset by a decrease in procedures. Gross margins decreased to 27% from 32% primarily due to a decrease in procedures and lower margins on Custom LASIK procedures.

      Revenues from other healthcare services for the three months ended June 30, 2005, were $19.0 million, an increase of $1.3 million or 7% from revenues of $17.7 million for the three months ended June 30, 2004. Approximately 28% of total revenues for the three months ended June 30, 2005 were derived from other healthcare services compared to 27% for the three months ended June 30, 2004. The increase in other healthcare services revenue resulted from internal growth of existing businesses and contributions from businesses acquired within the past year.

      The cost of revenues from other healthcare services for the three months ended June 30, 2005 was $11.2 million, an increase of $0.6 million or 6% from cost of revenues of $10.6 million for the three months ended June 30, 2004. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. For the three months ended June 30, 2005, gross margins increased to 41% from 40% for the prior year period due to volume growth and a higher percentage of total revenue generated from Vision Source, which has relatively higher gross margins.

      General and administrative expenses increased to $9.2 million for the three months ended June 30, 2005 from $6.1 million for the three months ended June 30, 2004. The $3.1 million or 51% increase included a $1.9 million increase from the AMD segment as OccuLogix, Inc. incurs costs to prepare for the commercialization of the RHEO(TM) System in the United States. The remaining $1.2 million increase was primarily due to additional staffing costs, corporate taxes and other operating expenses.

      Marketing and sales expenses increased to $5.8 million for the three months ended June 30, 2005 from $4.7 million for the three months ended June 30, 2004. The $1.1 million or 24% increase included a $0.1 million increase from the AMD segment, and a $1.0 million increase in the refractive business.

      Research and development, clinical and regulatory expenses increased to $1.3 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. Research and development, clinical and regulatory expenses are incurred by OccuLogix, Inc. as it conducts clinical trials related to its rheopheresis application to the United States Food and Drug Administration ("FDA").

      Other operating income of $0.4 million for the three months ended June 30, 2005 resulted from a $0.3 million reimbursement from a previous research and development investment and $0.1 million of miscellaneous operating income. As of June 30, 2004, the Company fully reversed a reserve by $1.2 million related to a long-term note receivable due to a consistent payment history and continually improving financial strength of the debtor.

      During the three months ended June 30, 2004, the Company recorded a $2.6 million charge for severance payments to two officers under the terms of employment contracts and a $0.2 million charge for ongoing lease payment obligations at previously closed centers.

      Interest income increased to $1.2 million for the three months ended June 30, 2005 from $0.5 million for the three months ended June 30, 2004. This $0.7 million increase is due to an increase in the Company's cash and cash equivalents and short-term investments balances as well as higher rates of return.

      Interest expense decreased to $0.4 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004. This $0.3 million decrease is due to declining debt and lease obligations.

      Minority interest expense decreased to $1.1 million for the three months ended June 30, 2005 from $2.5 million for the three months ended June 30, 2004. This $1.4 million decrease was from the AMD segment.

      Earnings from equity investments increased to $0.7 million for the three months ended June 30, 2005 from $0.6 million for the three months ended June 30, 2004. This $0.1 million increase is primarily due to earnings from an ASC in which the Company acquired a minority ownership in December 2004.

      Net income for the three months ended June 30, 2005 decreased to $5.5 million or $0.08 per share from $6.2 million or $0.09 per share for the three months ended June 30, 2004. This $0.7 million decrease included a $1.1 million decrease from the AMD segment. Excluding the impact of the AMD segment, net income increased to $7.1 million or $0.10 per share for the three months ended June 30, 2005 from $6.8 million or $0.09 per share for the prior year period.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

      Total revenues for the six months ended June 30, 2005 were $137.9 million, an increase of $8.1 million, or 6% over revenues of $129.8 million for the six months ended June 30, 2004. This increase was due to a 5% increase in refractive revenues and a 9% increase in other healthcare services revenues. Approximately 75% of total revenues were derived from refractive services for the six months ended June 30, 2005 and 2004.

      Revenues from the refractive segment for the six months ended June 30, 2005 were $103.0 million, an increase of $5.2 million or 5% from revenues of $97.8 million for the six months ended June 30, 2004. The increase in refractive revenues was due to an increase in centers procedures and an increased mix of higher priced procedures partially offset by a decrease in access revenues. Refractive procedures for the six months ended June 30, 2005 were approximately 108,600, an increase of 100 over refractive procedures of 108,500 for the six months ended June 30, 2004. Procedures for LECC were included in both periods and account for 9,400 procedures for the six months ended June 30, 2005, an increase of 1,400 procedures over the prior year period. The Company owns a 30% interest in LECC.

      Revenues from centers for the six months ended June 30, 2005 were $81.8 million, an increase of $6.6 million, or 9% from revenues of $75.2 million for the six months ended June 30, 2004. The increase in revenues from centers was due to an increase in centers procedures and an increased mix of higher priced procedures. For the six months ended June 30, 2005, centers procedures were approximately 66,000, an increase of 3,000 or 5% over centers procedures of 63,000 for the six months ended June 30, 2004. This increase was primarily due to 3,000 or 5% more procedures at centers open during both the six months ended June 30, 2005 and 2004.

      Revenues from access services for the six months ended June 30, 2005 were $21.2 million, a decrease of $1.4 million or 6% from revenues of $22.6 million for the six months ended June 30, 2004. The decline in access revenues was primarily due to 2,800 or 6% fewer procedures.

      The cost of refractive revenues for the six months ended June 30, 2005 was $69.1 million, an increase of $3.0 million, or 4% over the cost of refractive revenues of $66.1 million for the six months ended June 30, 2004. This increase was primarily attributable to increased procedure volume and higher costs associated with higher priced procedures. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 33% during the six months ended June 30, 2005 from 32% in the prior year period.

      The cost of revenues from centers for the six months ended June 30, 2005 was $54.5 million, an increase of $3.7 million, or 7% from the cost of revenues of $50.8 million from the six months ended June 30, 2004. This increase was primarily attributable to increased procedure volume and higher costs associated with higher priced procedures. Gross margins from centers increased to 33% for the six months ended June 30, 2005 from 32% during the prior year period as increased procedure volumes led to incremental variable margin gains at many of the Company's centers.

      The cost of revenues from access services for the six months ended June 30, 2005 was $14.6 million, a decrease of $0.7 million or 5% from the cost of revenues of $15.3 million during the six months ended June 30, 2004. This decrease primarily resulted from lower procedure volume. Gross margins decreased to 31% from 32% primarily due to a decrease in procedures.

      Revenues from other healthcare services for the six months ended June 30, 2005, were $34.9 million, an increase of $2.9 million or 9% from revenues of $32.0 million for the six months ended June 30, 2004. Approximately 25% of total revenues were derived from other healthcare services for the six months ended June 30, 2005 and 2004.

      The cost of revenues from other healthcare services for the six months ended June 30, 2005 was $21.4 million, an increase of $1.7 million or 8% from cost of revenues of $19.7 million for the six months ended June 30, 2004. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. For the six months ended June 30, 2005, gross margins increased to 39% from 38% for the prior year period due to volume growth and a higher percentage of total revenue generated from Vision Source, which has relatively higher gross margins.

      General and administrative expenses increased to $18.3 million for the six months ended June 30, 2005 from $12.8 million for the six months ended June 30, 2004. The $5.5 million or 43% increase included a $3.7 million increase from the AMD segment as OccuLogix, Inc. incurs costs to prepare for the commercialization of the RHEO(TM) System in the United States. The remaining $1.8 million increase was primarily due to additional staffing costs, professional fees, corporate taxes and costs related to businesses acquired within the last year.

      Marketing and sales expenses increased to $10.8 million for the six months ended June 30, 2005 from $8.9 million for the six months ended June 30, 2004. The $1.9 million or 22% increase included a $0.3 million increase from the AMD segment, and a $1.6 million increase in the refractive business.

      Research and development, clinical and regulatory expenses increased to $2.7 million for the six months ended June 30, 2005 from $0.7 million for the six months ended June 30, 2004. Research and development, clinical and regulatory expenses are incurred by OccuLogix, Inc. as it conducts clinical trials related to its rheopheresis application to the United States FDA.

      Other operating income of $1.0 million for the six months ended June 30, 2005 resulted from a $0.3 million gain on the sale of Aspen, a $0.3 million reimbursement from a previous research and development investment, $0.1 million of net gains from the sales and disposals of fixed assets and $0.3 million of miscellaneous operating income. For the six months ended

June 30, 2004, other operating income of $1.7 million resulted from a $1.1 million gain on the sale of a controlling interest in LECC, a $1.2 million reversal of a reserve related to a long-term note receivable and $0.1 million of miscellaneous operating income offset by $0.7 million of net losses related to the sales and disposals of fixed assets.

      During the six months ended June 30, 2004, the Company recorded a $2.6 million charge for severance payments to two officers under the terms of employment contracts and a $0.2 million charge for ongoing lease payment obligations at previously closed centers.

      Interest income increased to $2.3 million for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004. This $1.3 million increase is due to an increase in the Company's cash and cash equivalents and short-term investments balances as well as higher rates of return.

      Interest expense decreased to $0.9 million for the six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. This $0.7 million decrease is due to declining debt and lease obligations.

      Minority interest expense decreased to $1.8 million for the six months ended June 30, 2005 from $4.3 million for the six months ended June 30, 2004. This $2.5 million decrease included a $2.9 million decrease from the AMD segment offset by a $0.4 million or 9% increase from the Company's other business segments.

      Earnings from equity investments increased to $1.3 million for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004. This $0.3 million increase is primarily due to earnings from an ASC in which the Company acquired a minority ownership in December 2004.

      Net income for the six months ended June 30, 2005 increased to $15.1 million or $0.21 per share from $14.3 million or $0.20 per share for the six months ended June 30, 2004. This $0.8 million increase included a $2.2 million decrease from the AMD segment. Excluding the impact of the AMD segment, net income increased to $18.4 million or $0.25 per share for the six months ended June 30, 2005 from $15.3 million or $0.22 per share for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 2005, the Company continued to focus its activities primarily on expanding its refractive centers and other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents, short-term investments and restricted cash were $142.5 million at June 30, 2005 compared to $145.4 million at December 31, 2004. Working capital at June 30, 2005 was $142.2 million, an increase of $11.0 million from $131.2 million at December 31, 2004.

      The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments.

      During the six months ended June 30, 2005, the Company invested $5.2 million in fixed assets and received vendor financing for $1.2 million of fixed assets.

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

      At December 31, 2004 the Company reported $2.8 million of exit liabilities primarily related to severance costs for two former officers under the terms of employment contracts and ongoing lease obligations at closed centers. During the six months ended June 30, 2005, the Company made cash payments of $2.1 million in respect of these exit liabilities, resulting in a $0.7 million exit liability at June 30, 2005.

CASH FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $12.8 million for the six months ended June 30, 2005. The cash flows provided by operating activities during the six months ended June 30, 2005 were primarily due to net income of $15.1 million plus non-cash items including depreciation and amortization of $8.0 million and minority interest expense of $1.8 million, offset by an increase in net operating assets of $10.4 million, earnings from equity investments of $1.3 million and a gain on the sale of a subsidiary of $0.3 million. The increase in net operating assets consisted of a $2.2 million increase in accounts receivable due primarily to higher revenues during the seasonably strong first and second quarters, a $3.3 million increase in prepaid expenses and other current assets and a $4.9 million decrease in accounts payable and accrued liabilities. Excluding the impact of the AMD segment, net cash provided by operating activities would have been $23.3 million for the six months ended June 30, 2005.

CASH FROM INVESTING ACTIVITIES

      Net cash provided by investing activities was $25.1 million for the six months ended June 30, 2005. The cash flows provided by investing activities during the six months ended June 30, 2005 primarily included net proceeds from the sales of short-term investments of $33.3 million, proceeds from the sale of a subsidiary of $3.4 million, distributions and loan payments received from equity investments of $1.4 million, proceeds from the sales of fixed assets of $0.7 million and a $0.3 million reimbursement from a previous research and development investment. These cash flows were offset by capital expenditures of $5.2 million and acquisitions and equity investments of $8.9 million. Excluding the impact of the AMD segment, net cash provided by investing activities would have been $20.5 million for the six months ended June 30, 2005.

CASH FROM FINANCING ACTIVITIES

      Net cash used in financing activities was $7.3 million for the six months ended June 30, 2005. Net cash used in financing activities during the six months ended June 30, 2005 primarily related to the repayment of certain notes payable and capitalized lease obligations of $6.1 million and distributions to minority interests of $3.7 million, offset by proceeds from debt financing of $1.3 million, proceeds from the exercise of stock options of $1.1 million and proceeds from the issuance of OccuLogix, Inc. common stock of $0.1 million. Excluding the impact of the AMD segment, net cash used in investing activities would have been $7.4 million for the six months ended June 30, 2005.

SUBSEQUENT EVENTS

      On July 11, 2005, the Company acquired an 82% interest in the assets of Kremer Laser Eye ("Kremer") for $24.3 million in cash plus the assumption of certain liabilities. Kremer includes three refractive centers and one ambulatory surgery center all of which are located in the northeastern part of the United States.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of shareholders was held on June 23, 2005. At the annual meeting, shareholders of the Company voted on the following proposals: (a) to elect seven directors for the ensuing year; (b) to appoint Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors; (c) to confirm an amendment to the Company's by-laws; and (d) to approve the Company's Shareholder Rights Plan. Each of the proposals, including the election of directors, was approved at the annual meeting.

      With respect to the election of directors, the following votes were cast:

                                      Votes in Favor                     Votes Withheld
                                      --------------                     --------------
Elias Vamvakas                          36,985,318                             939,813
Thomas N. Davidson                      36,985,318                             939,813
Richard L. Lindstrom, M.D.              36,985,318                             939,813
Warren S. Rustand                       36,985,318                             939,813
James C. Wachtman                       36,985,318                             939,813
Toby S. Wilt                            36,985,318                             939,813
Michael D. DePaolis, O.D.               36,985,318                             939,813

      With respect to the appointment of Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors, the following votes were cast:

Votes in Favor                         Votes Withheld
--------------                         --------------
  37,754,610                                 67,875

      With respect to the confirmation of an amendment to the Company's by-laws, the following votes were cast:

Votes in Favor                          Votes Against                         Votes Withheld
--------------                          -------------                         --------------
  37,155,909                                 725,529                                43,693

      With respect to the approval of the Company's Shareholder Rights Plan, the following votes were cast:

Votes in Favor                          Votes Against            Votes Withheld
--------------                          -------------            --------------
  15,915,476                               1,259,601                 608,275

ITEM 5. OTHER INFORMATION

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

                                      TLC VISION CORPORATION

                                      By: /s/   James C. Wachtman
                                          ------------------------------
                                          James C. Wachtman
                                          Chief Executive Officer
                                          August 8, 2005

                                      By: /s/   Steven P. Rasche
                                          ------------------------------
                                          Steven P. Rasche
                                          Chief Financial Officer
                                          August 8, 2005

                                  EXHIBIT INDEX

 NO.                                                 DESCRIPTION
----        --------------------------------------------------------------------------------------------------
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