Form 10-Q
period 2005-09-30
TLC VISION CORP
filed 2005-11-08
CIK 1010610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

                                 X   Yes       No
                               -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 X   Yes       No
                               -----     -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes   X   No
                               -----     -----

     As of November 7, 2005 there were 68,624,387 of the registrant's Common Shares outstanding.

                                      INDEX

PART I.    FINANCIAL INFORMATION

           Item 1.   Consolidated Financial Statements (unaudited)
                     Consolidated Statements of Operations for the three and
                        nine months ended September 30, 2005 and 2004
                     Consolidated Balance Sheets as of September 30, 2005 and
                        December 31, 2004
                     Consolidated Statements of Cash Flows for the nine months
                        ended September 30, 2005 and 2004
                     Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2005
                     Notes to Interim Consolidated Financial Statements

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)
(In thousands except per share amounts)

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------   -------------------
                                                            2005       2004      2005       2004
                                                          --------   -------   --------   --------
Revenues:
   Refractive:
      Centers .........................................    $34,968   $32,003   $116,743   $110,058
      Access ..........................................      7,846     9,390     29,085     31,983
   Other healthcare services ..........................     18,825    16,299     53,680     48,330
                                                           -------   -------   --------   --------
Total revenues ........................................     61,639    57,692    199,508    190,371
                                                           -------   -------   --------   --------
Cost of revenues:
   Refractive:
      Centers .........................................     26,147    23,201     80,597     76,841
      Access ..........................................      6,319     6,910     20,929     22,217
   Other healthcare services ..........................     11,652     9,972     33,010     29,684
                                                           -------   -------   --------   --------
Total cost of revenues ................................     44,118    40,083    134,536    128,742
                                                           -------   -------   --------   --------
   Gross profit .......................................     17,521    17,609     64,972     61,629
                                                           -------   -------   --------   --------
General and administrative ............................      8,689     6,792     26,976     19,567
Marketing and sales ...................................      5,398     4,710     16,238     13,565
Research and development, clinical and regulatory .....      1,140       525      3,794      1,249
Amortization of intangibles ...........................      1,047     1,016      3,090      3,085
Other expense (income) ................................         32      (163)    (1,001)    (1,895)
Restructuring and severance ...........................         --        --         --      2,755
                                                           -------   -------   --------   --------
                                                            16,306    12,880     49,097     38,326
                                                           -------   -------   --------   --------
Operating income ......................................      1,215     4,729     15,875     23,303
Interest income .......................................      1,071       387      3,361      1,338
Interest expense ......................................       (435)     (573)    (1,316)    (2,199)
Minority interests ....................................       (609)   (1,674)    (2,400)    (6,002)
Earnings from equity investments ......................        487       555      1,826      1,567
                                                           -------   -------   --------   --------
Income before income taxes ............................      1,729     3,424     17,346     18,007
Income taxes ..........................................        (30)     (102)      (530)      (394)
                                                           -------   -------   --------   --------
Net income ............................................    $ 1,699   $ 3,322   $ 16,816   $ 17,613
                                                           -------   -------   --------   --------
Earnings per share - basic ............................    $  0.02   $  0.05   $   0.24   $   0.26
                                                           =======   =======   ========   ========
Earnings per share - diluted ..........................    $  0.02   $  0.05   $   0.23   $   0.25
                                                           =======   =======   ========   ========


Weighted average number of common shares outstanding
   - basic ............................................     69,888    69,004     70,083     68,153
Weighted average number of common shares outstanding
   - diluted ..........................................     71,524    71,353     71,877     70,832

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                 (UNAUDITED)
                                                SEPTEMBER 30,   DECEMBER 31,
                                                     2005           2004
                                                -------------   ------------
ASSETS
Current assets
   Cash and cash equivalents ................     $  50,657      $  33,435
   Short-term investments ...................        50,635        111,015
   Accounts receivable ......................        19,012         17,443
   Prepaids and other current assets ........        18,272         13,821
                                                  ---------      ---------
      Total current assets ..................       138,576        175,714

Restricted cash .............................         1,140            932
Investments and other assets ................        12,497         10,482
Goodwill ....................................        89,039         53,774
Intangibles, net ............................        22,703         18,140
Fixed assets, net ...........................        47,348         46,199
                                                  ---------      ---------
Total assets ................................     $ 311,303      $ 305,241
                                                  =========      =========
LIABILITIES
Current liabilities
   Accounts payable .........................     $   8,801      $   8,716
   Accrued liabilities ......................        28,634         27,139
   Current portion of long-term debt ........         4,572          8,664
                                                  ---------      ---------
Total current liabilities ...................        42,007         44,519

Other long-term liabilities .................         2,640          2,722
Long-term debt, less current maturities .....        12,020          9,991
Minority interests ..........................        39,252         37,222
                                                  ---------      ---------
Total liabilities ...........................        95,919         94,454

STOCKHOLDERS' EQUITY
Capital stock ...............................       452,412        458,959
Option and warrant equity ...................         1,868          2,872
Treasury stock ..............................        (4,668)            --
Accumulated deficit .........................      (234,228)      (251,044)
                                                  ---------      ---------
Total stockholders' equity ..................       215,384        210,787
                                                  ---------      ---------
Total liabilities and stockholders' equity ..     $ 311,303      $ 305,241
                                                  =========      =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                                    NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                                -------------------
                                                                                  2005       2004
                                                                                --------   --------
OPERATING ACTIVITIES
Net income ..................................................................   $ 16,816   $ 17,613
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization ............................................     12,019     13,304
   Write-offs (reimbursements) of investments in research and development
      arrangements ..........................................................       (300)       849
   Minority interests .......................................................      2,400      6,002
   Earnings from equity investments .........................................     (1,826)    (1,567)
   Loss (gain) on disposals of fixed assets .................................       (204)     1,032
   Gain on the sales of subsidiaries ........................................       (319)    (1,143)
   Non-cash compensation expense ............................................        285        424
   Adjustment to the fair value of investments and long-term receivables ....         --     (1,206)
   Other ....................................................................        135         --
Changes in operating assets and liabilities, net of acquisitions and dispositions:
   Accounts receivable ......................................................     (1,450)    (1,876)
   Prepaid expenses and other current assets ................................     (4,236)    (1,234)
   Accounts payable and accrued liabilities .................................     (4,194)    (2,513)
                                                                                --------   --------
Cash from operating activities ..............................................     19,126     29,685
                                                                                --------   --------
INVESTING ACTIVITIES
Purchases of fixed assets ...................................................     (6,664)    (4,243)
Proceeds from sales of fixed assets .........................................      1,250        900
Proceeds from divestitures of investments and subsidiaries, net .............      3,430        729
Reimbursements from (investments in) research and development arrangements ..        300       (849)
Distributions and loan payments received from equity investments ............      1,828        792
Acquisitions and equity investments .........................................    (42,119)    (5,245)
Proceeds from sales of short-term investments ...............................     98,575      2,165
Purchases of short-term investments .........................................    (38,295)   (31,230)
Other .......................................................................         33        711
                                                                                --------   --------
Cash from investing activities ..............................................     18,338    (36,270)
                                                                                --------   --------
FINANCING ACTIVITIES
Restricted cash movement ....................................................       (208)       (12)
Principal payments of debt financing and capital leases .....................     (7,500)   (12,137)
Distributions to minority interests .........................................     (6,024)    (5,536)
Proceeds from debt financing ................................................      1,489         --
Purchases of treasury stock .................................................    (10,031)        --
Proceeds from issuance of common stock ......................................      1,748     19,121
Proceeds from issuance of OccuLogix, Inc. common stock ......................        284         --
                                                                                --------   --------
Cash from financing activities ..............................................    (20,242)     1,436
                                                                                --------   --------

Net increase (decrease) in cash and cash equivalents during the period ......     17,222     (5,149)
Cash and cash equivalents, beginning of period ..............................     33,435     21,580
                                                                                --------   --------
Cash and cash equivalents, end of period ....................................   $ 50,657   $ 16,431
                                                                                ========   ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                                                                                 OPTION
                                                          COMMON STOCK       TREASURY STOCK       AND
                                                       -----------------   ------------------   WARRANT   ACCUMULATED
                                                       SHARES    AMOUNT     SHARES    AMOUNT     EQUITY     DEFICIT       TOTAL
                                                       ------   --------   -------   --------   -------   -----------   --------
Balance December 31, 2004 ..........................   70,086   $458,959        --   $     --   $ 2,872    $(251,044)   $210,787
Shares issued as part of the employee share
   purchase plan and 401(k) plan ...................       38        317                                                     317
Exercises of stock options .........................      642      2,750                         (1,002)                   1,748
Options expired or forfeited .......................                   2                             (2)                      --
Value of shares issued upon meeting certain
   earnings criteria ...............................                 181                                                     181
Escrow shares returned to the Company ..............     (171)                                                                --
Changes in OccuLogix, Inc.'s stockholders' equity ..                 234                                                     234
Purchases of treasury stock ........................                        (1,830)   (14,699)                           (14,699)
Retirement of treasury stock .......................   (1,150)   (10,031)    1,150     10,031                                 --
Net income and comprehensive
   income ..........................................                                                          16,816      16,816
                                                       ------   --------   -------   --------   -------    ---------    --------
Balance September 30, 2005 .........................   69,445   $452,412      (680)  $ (4,668)  $ 1,868    $(234,228)   $215,384
                                                       ======   ========   =======   ========   =======    =========    ========

          See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 filed by TLC Vision Corporation (the "Company" or "TLCVision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. The consolidated financial statements as of December 31, 2004 and unaudited interim consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

     The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2004 include certain reclassifications to conform with classifications for the three and nine months ended September 30, 2005 including (a) reclassifying $1.4 million and $3.9 million, respectively, of certain labor costs from "General and administrative" to "Marketing and sales" as these costs relate to the marketing and selling efforts of the Company; and (b) reclassifying $1.0 million and $3.9 million, respectively, of surgeon fees from "Centers revenues" to "Centers cost of revenues."

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. The Company recorded variable stock option expense (reduction of expense) of $(228,000) and $106,000 during the three and nine months ended September 30, 2004, respectively, for options repriced in 2002. The following table illustrates the pro forma net income and earnings per share as if the fair value-based method as set forth under SFAS No. 123 "Accounting for Stock Based Compensation," applied to all awards:

                                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------   -------------------------------
                                                                        2005     2004                     2005      2004
                                                                       ------   ------                  -------   -------
Net income as reported ....................................            $1,699   $3,322                  $16,816   $17,613
Add (deduct) stock-based employee compensation cost
   included in net income .................................                --     (228)                      --       106
Add (deduct) OccuLogix, Inc.'s stock-based employee
   compensation cost included in net income, net of
   minority interests .....................................                (6)      --                       --        --
Less stock-based employee compensation cost determined
   under fair value based method for all awards ...........              (725)    (311)                  (2,275)     (865)
Less OccuLogix, Inc.'s stock-based employee compensation
   cost determined under fair value based method for all
   awards, net of minority interests ......................              (562)      --                   (1,380)       --
                                                                       ------   ------                  -------   -------
Pro forma net income ......................................            $  406   $2,783                  $13,161   $16,854
                                                                       ======   ======                  =======   =======
Pro forma earnings per share - basic ......................            $ 0.01   $ 0.04                  $  0.19   $  0.25
                                                                       ======   ======                  =======   =======
Pro forma earnings per share - diluted ....................            $ 0.01   $ 0.04                  $  0.18   $  0.24
                                                                       ======   ======                  =======   =======

     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation cost is amortized using the attribution method under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans."

3.   ACQUISITIONS AND DISPOSITIONS

     On July 11, 2005, the Company acquired substantially all the assets of Kremer Laser Eye ("Kremer") for $29.6 million. In addition, the Company assumed certain liabilities and incurred estimated transaction costs of $1.1 million. Simultaneously with this transaction, the Company sold an 18% interest in Kremer to a group of doctors associated with Kremer for $5.3 million. As a result, the Company has an 82% interest in Kremer. The results of operations of Kremer have been included in the Company's consolidated statements of operations since July 11, 2005.

     Kremer operates three refractive centers and one ambulatory surgery center all of which are located in the northeastern part of the United States. For over 20 years, Kremer has been an integrated eye care company providing refractive, cataract and glaucoma surgery services. The acquisition of Kremer expands the Company's presence in both the refractive and ASC businesses in one of the largest populated markets in the United States.

     Under the purchase method of accounting, the initial purchase price is allocated to Kremer's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is preliminary because the Company is in the process of evaluating Kremer's contractual allowances.

     The following table represents the Company's pro forma consolidated results of operations as if the acquisition of Kremer had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical TLCVision results to include Kremer results of operations. The pro forma results do not include any cost savings that may result from the combination of TLCVision and Kremer operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results. Pro forma results for the three months ended September 30, 2005 are not materially different from the Company's reported results.


                                   THREE MONTHS    NINE MONTHS ENDED
                                      ENDED          SEPTEMBER 30,
                                  SEPTEMBER 30,   -------------------
                                       2004         2005       2004
                                  -------------   --------   --------
Total revenues ................      $61,990      $210,017   $204,599
                                     =======      ========   ========
Net income ....................      $ 3,864      $ 18,491   $ 19,833
                                     =======      ========   ========
Earnings per share - basic ....      $  0.06      $   0.26   $   0.29
                                     =======      ========   ========
Earnings per share - diluted ..      $  0.05      $   0.26   $   0.28
                                     =======      ========   ========

     On July 1, 2005, the Company acquired a 100% interest in Millennium Laser Eye ("Millennium") for $6.0 million in cash plus the assumption of certain liabilities. Millennium provides refractive services in Washington, D.C.

     On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. ("Aspen") to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses (income).

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the nine months ended September 30, 2005, the Company paid a total of approximately $11 million to acquire or invest in several other entities, none of which were individually greater than $5 million.

4.   EARNINGS PER SHARE

     The following table sets forth the computation of diluted earnings per share:

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                   ------------------   -----------------
                                                     2005       2004      2005      2004
                                                   --------   -------   -------   -------
Net income .....................................    $ 1,699   $ 3,322   $16,816   $17,613
                                                    =======   =======   =======   =======
Weighted-average shares outstanding - basic ....     69,888    69,004    70,083    68,153
Dilutive effect of stock options and warrants ..      1,636     2,349     1,794     2,679
                                                    -------   -------   -------   -------
Weighted-average shares outstanding - diluted ..     71,524    71,353    71,877    70,832
                                                    =======   =======   =======   =======
Earnings per share - diluted ...................    $  0.02   $  0.05   $  0.23   $  0.25
                                                    =======   =======   =======   =======

5.   SEGMENT INFORMATION

     The Company has three reportable segments: refractive, mobile cataract and age-related macular degeneration ("AMD"). The refractive segment provides the majority of the Company's revenue and consists of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The AMD segment primarily includes the Company's majority interest in OccuLogix, Inc. (formerly Vascular Sciences Corporation) and consists of pursuing commercial applications of treatments of dry age-related macular degeneration. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care, network marketing and management to optometrists, and professional healthcare facility management.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies.

     The following tables set forth information by segments:

 THREE MONTHS ENDED SEPTEMBER 30, 2005                 MOBILE
            (IN THOUSANDS)               REFRACTIVE   CATARACT     AMD      OTHER     TOTAL
--------------------------------------   ----------   --------   -------   -------   -------
Revenues .............................    $42,814      $8,241    $   635   $ 9,949   $61,639
Expenses:
   Operating .........................     39,481       6,909      3,419     6,584    56,393
   Depreciation and amortization .....      3,007         641         30       353     4,031
                                          -------     -------    -------   -------   -------
                                           42,488       7,550      3,449     6,937    60,424
                                          -------     -------    -------   -------   -------
Income (loss) from operations ........        326         691     (2,814)    3,012     1,215
Interest income (expense) ............        645         (32)       411      (388)      636
Minority interests ...................       (377)         --      1,257    (1,489)     (609)
Earnings from equity investments .....        262          --         --       225       487
Income taxes .........................         (1)         --         (3)      (26)      (30)
                                          -------     -------    -------   -------   -------
Net income (loss) ....................    $   855      $  659    $(1,149)  $ 1,334   $ 1,699
                                          =======      ======    =======   =======   =======

 THREE MONTHS ENDED SEPTEMBER 30, 2004                 MOBILE
            (IN THOUSANDS)               REFRACTIVE   CATARACT    AMD     OTHER     TOTAL
--------------------------------------   ----------   --------   -----   -------   -------
Revenues .............................    $41,393      $7,039    $ 218   $ 9,042   $57,692
Expenses:
   Operating .........................     36,460       5,642      962     5,613    48,677
   Depreciation and amortization .....      3,281         638       15       352     4,286
                                          -------      ------    -----   -------   -------
                                           39,741       6,280      977     5,965    52,963
                                          -------      ------    -----   -------   -------
Income (loss) from operations ........    $ 1,652      $  759    $(759)  $ 3,077   $ 4,729
Interest income (expense) ............        265         (69)      --      (382)     (186)
Minority interests ...................       (442)         --       --    (1,232)   (1,674)
Earnings from equity investments .....        499          --       --        56       555
Income taxes .........................        (21)         --       --       (81)     (102)
                                          -------      ------    -----   -------   -------
Net income (loss) ....................    $ 1,953      $  690    $(759)  $ 1,438   $ 3,322
                                          =======      ======    =====   =======   =======

 NINE MONTHS ENDED SEPTEMBER 30, 2005                  MOBILE
           (IN THOUSANDS)                REFRACTIVE   CATARACT     AMD      OTHER      TOTAL
--------------------------------------   ----------   --------   -------   -------   --------
Revenues .............................    $145,828    $23,137    $ 1,635   $28,908   $199,508
Expenses:
   Operating .........................     122,723     18,974     11,292    18,625    171,614
   Depreciation and amortization .....       8,927      1,985         88     1,019     12,019
                                          --------    -------    -------   -------   --------
                                           131,650     20,959     11,380    19,644    183,633
                                          --------    -------    -------   -------   --------
Income (loss) from operations ........      14,178      2,178     (9,745)    9,264     15,875
Interest income (expense) ............       2,148        (86)     1,187    (1,204)     2,045
Minority interests ...................      (2,065)        --      4,167    (4,502)    (2,400)
Earnings from equity investments .....       1,110         --         --       716      1,826
Income taxes .........................        (661)        (1)        (3)      135       (530)
                                          --------    -------    -------   -------   --------
Net income (loss) ....................    $ 14,710    $ 2,091    $(4,394)  $ 4,409   $ 16,816
                                          ========    =======    =======   =======   ========

 NINE MONTHS ENDED SEPTEMBER 30, 2004                  MOBILE
           (IN THOUSANDS)                REFRACTIVE   CATARACT     AMD      OTHER      TOTAL
--------------------------------------   ----------   --------   -------   -------   --------
Revenues .............................    $142,041    $20,019    $   489   $27,822   $190,371
Expenses:
   Operating .........................     117,892     16,316      2,227    17,329    153,764
   Depreciation and amortization .....      10,327      1,984         53       940     13,304
                                          --------    -------    -------   -------   --------
                                           128,219     18,300      2,280    18,269    167,068
                                          --------    -------    -------   -------   --------
Income (loss) from operations ........      13,822      1,719     (1,791)    9,553     23,303
Interest income (expense) ............         531        (88)        --    (1,304)      (861)
Minority interests ...................      (1,813)        --         --    (4,189)    (6,002)
Earnings from equity investments .....       1,389         --         --       178      1,567
Income taxes .........................        (135)        (1)        --      (258)      (394)
                                          --------    -------    -------   -------   --------
Net income (loss) ....................    $ 13,794    $ 1,630    $(1,791)  $ 3,980   $ 17,613
                                          ========    =======    =======   =======   ========

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash transactions:

                                                                      NINE MONTHS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                                   ----------------
                                                                     2005     2004
                                                                   -------   ------
Capital lease obligations relating to equipment purchases ......   $ 2,519   $2,221
Inventory contributed to OccuLogix, Inc. .......................       173       --
Value of shares issued upon meeting certain earnings criteria ..       181      389
Retirement of treasury stock ...................................    10,031       --
Accrual for treasury stock .....................................     4,668       --
Option and warrant reduction ...................................     1,004    4,005
Value of shares issued as part of the employee share purchase
   plan and 401(k) plan ........................................       317      441

     Cash paid for the following:

                    NINE MONTHS
                       ENDED
                   SEPTEMBER 30,
                  ---------------
                   2005     2004
                  ------   ------
Interest ......   $1,486   $1,887
Income taxes ..      681      572

7.   SHARE REPURCHASES

     During the three and nine months ended September 30, 2005, the Company repurchased 1,829,800 common shares for $14.7 million. During the three and nine months ended September 30, 2005, the Company retired 1,150,000 shares valued at $10.0 million. The remaining 679,800 shares valued at $4.7 million were held in treasury stock as of September 30, 2005.

8.   INVESTMENTS AND OTHER ASSETS

     As of December 31, 2003, the Company maintained a $1.2 million reserve against a $2.3 million long-term note receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company had determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. Through the first six months of 2004, this secondary care provider continued to improve its profitability and financial position and made all of its payments to the Company when due. As a result, the Company reevaluated the collectibility of the note as of June 30, 2004 and recorded an adjustment of $1.2 million to reverse the remaining reserve, which is included in other operating expense (income).

9.   RESTRUCTURING AND SEVERANCE

     During the nine months ended September 30, 2004, the Company recorded a $2.6 million charge for severance payments to two officers under the terms of employment contracts and a $0.2 million charge related to ongoing lease payment obligations at previously closed centers. The severance payments have been substantially paid as of September 30, 2005, while the lease costs will be paid out over the remaining terms of the leases.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under Statement 123(R), pro forma disclosure is no longer permitted.

     On April 14, 2005, the Securities and Exchange Commission ("SEC") announced that the effective date of Statement 123(R) will be suspended until January 1, 2006, for calendar year companies. Statement 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of Statement 123(R) for all share-based payments granted after that date, and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with Statement 123.

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

     The Company currently expects to adopt Statement 123(R) effective January 1, 2006, however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting Statement 123(R) for 2006, which could be materially adverse.

11.  SUBSEQUENT EVENTS

     In October 2005, the Company purchased an additional 170,200 common shares for $1.2 million completing its previously announced 2.0 million share repurchase program.

     On October 27, 2005, the Company agreed to acquire TruVision, Inc. ("TruVision") for $17.5 million paid in cash and company stock coupled with a three-year earn out. TruVision is a managed care contractor to health plan members and large corporations across 44 states. TruVision's services enable insurance health plans and large corporations to offer LASIK vision surgery to their members at a reduced price. TruVision represents over 85 million members across 37 contracted health plans. The Company anticipates closing on the acquisition by mid-November.

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

OVERVIEW

     TLC Vision Corporation is a diversified eye care services company dedicated to improving lives through better vision by providing eye doctors with the tools and technologies they need to deliver high quality patient care. The majority of the Company's revenues comes from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its Midwest Surgical Services, Inc. ("MSS") subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company owns a 51% majority interest in Vision Source, an optometric franchise network for independent optometrists. The Company is also a 51% majority owner of OccuLogix, Inc., which focuses on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood. OccuLogix, Inc. is also a reporting company with the Commission, and its stock is publicly traded.

     The Company serves surgeons who performed over 212,000 procedures, including refractive and cataract procedures at the Company's centers or using the Company's equipment during the nine months ended September 30, 2005.

     The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. Additionally, it is pursuing growth initiatives and investment opportunities in the refractive market and within its other healthcare services.

RECENT DEVELOPMENTS

     On July 11, 2005, the Company acquired substantially all the assets of Kremer Laser Eye ("Kremer") for $29.6 million. In addition, the Company assumed certain liabilities and incurred estimated transaction costs of $1.1 million. Simultaneously with this transaction, the Company sold an 18% interest in Kremer to a group of doctors associated with Kremer for $5.3 million. As a result, the Company has an 82% interest in Kremer. The results of operations of Kremer have been included in the Company's consolidated statements of operations since July 11, 2005.

     Kremer operates three refractive centers and one ambulatory surgery center all of which are located in the northeastern part of the United States. For over 20 years, Kremer has been an integrated eye care company providing refractive, cataract and glaucoma surgery services. The acquisition of Kremer expands the Company's presence in both the refractive and ASC businesses in one of the largest populated markets in the United States.

     Under the purchase method of accounting, the initial purchase price is allocated to Kremer's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is preliminary because the Company is in the process of evaluating Kremer's contractual allowances.

     The following table represents the Company's pro forma consolidated results of operations as if the acquisition of Kremer had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical TLCVision results to include Kremer results of operations. The pro forma results do not include any cost savings that may result from the combination of TLCVision and Kremer operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results. Pro forma results for the three months ended September 30, 2005 are not materially different from the Company's reported results.

                                   THREE MONTHS
                                      ENDED       NINE MONTHS ENDED SEPTEMBER 30,
                                  SEPTEMBER 30,   -------------------------------
                                       2004               2005       2004
                                  -------------         --------   --------
Total revenues ................      $61,990            $210,017   $204,599
                                     =======            ========   ========

Net income ....................      $ 3,864            $ 18,491   $ 19,833
                                     =======            ========   ========

Earnings per share - basic ....      $  0.06            $   0.26   $   0.29
                                     =======            ========   ========

Earnings per share - diluted ..      $  0.05            $   0.26   $   0.28
                                     =======            ========   ========

     On July 1, 2005, the Company acquired a 100% interest in Millennium Laser Eye ("Millennium") for $6.0 million in cash plus the assumption of certain liabilities. Millennium provides refractive services in Washington, D.C.

     On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. ("Aspen") to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses (income).

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the nine months ended September 30, 2005, the Company paid a total of approximately $11 million to acquire or invest in several other entities, none of which were individually greater than $5 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     Total revenues for the three months ended September 30, 2005 were $61.6 million, an increase of $3.9 million, or 7% over revenues of $57.7 million for the three months ended September 30, 2004. This increase was due to a 3% increase in refractive revenues and a 15% increase in other healthcare services revenues. Approximately 69% of total revenues for the three months ended September 30, 2005 were derived from refractive services compared to 72% during the three months ended September 30, 2004.

     Revenues from the refractive segment for the three months ended September 30, 2005 were $42.8 million, an increase of $1.4 million or 3% from revenues of $41.4 million for the three months ended September 30, 2004. Refractive revenues increased as a result of an increased mix of higher priced procedures, primarily Custom LASIK, Wavelight and Intralase. Refractive revenues also increased as a result of acquiring four new refractive centers during the three months ended September 30, 2005. These increases were partially offset by a decrease in refractive procedures. Refractive procedures for the three months ended September 30, 2005 were approximately 42,500, a decrease of 3,200 or 7% from refractive procedures of 45,700 for the three months ended September 30, 2004.

Procedures for Laser Eye Care of California ("LECC") were included in both periods and accounted for 4,300 procedures for the three months ended September 30, 2005, a decrease of 400 procedures over the prior year period. The Company owns a 30% interest in LECC.

     Revenues from centers for the three months ended September 30, 2005 were $35.0 million, an increase of $3.0 million, or 9% from revenues of $32.0 million for the three months ended September 30, 2004. The increase in revenues from centers was due to an increase in centers procedures and an increased mix of higher priced procedures. For the three months ended September 30, 2005, centers procedures were approximately 27,300, an increase of 100 over centers procedures of 27,200 for the three months ended September 30, 2004. Included in this increase were 1,900 procedures from centers opened or acquired since September 30, 2004.

     Revenues from access services for the three months ended September 30, 2005 were $7.8 million, a decrease of $1.6 million or 16% from revenues of $9.4 million for the three months ended September 30, 2004. The decline in access revenues was primarily due to 3,300 or 18% fewer procedures partially offset by higher average pricing due to an increase in Custom LASIK procedures.

     The cost of refractive revenues for the three months ended September 30, 2005 was $32.5 million, an increase of $2.4 million, or 8% over the cost of refractive revenues of $30.1 million for the three months ended September 30, 2004. This increase was primarily attributable to higher costs associated with higher priced procedures and the operations of the newly acquired centers. Gross margins for the refractive business as a whole decreased to 24% during the three months ended September 30, 2005 from 27% in the prior year period.

     The cost of revenues from centers for the three months ended September 30, 2005 was $26.1 million, an increase of $2.9 million, or 13% from the cost of revenues of $23.2 million for the three months ended September 30, 2004. This increase was primarily attributable to increased procedure volume, including increases from the newly acquired centers, and higher costs associated with higher priced procedures. Gross margins from centers decreased to 25% for the three months ended September 30, 2005 from 27% in the prior year period.

     The cost of revenues from access services for the three months ended September 30, 2005 was $6.3 million, a decrease of $0.6 million or 9% from the cost of revenues of $6.9 million during the three months ended September 30, 2004. This decrease was primarily due to a decrease in access procedures partially offset by costs from higher priced procedures. Gross margins decreased to 19% from 26% primarily due to a decrease in procedures and lower margins on Custom LASIK procedures.

     Revenues from other healthcare services for the three months ended September 30, 2005, were $18.8 million, an increase of $2.5 million or 16% from revenues of $16.3 million for the three months ended September 30, 2004. Approximately 31% of total revenues for the three months ended September 30, 2005 were derived from other healthcare services compared to 28% for the three months ended September 30, 2004. The increase in other healthcare services revenue resulted from internal growth of existing businesses and contributions from businesses acquired within the past year.

     The cost of revenues from other healthcare services for the three months ended September 30, 2005 was $11.7 million, an increase of $1.7 million or 17% from cost of revenues of $10.0 million for the three months ended September 30, 2004. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business. For the three months ended September 30, 2005, gross margins decreased to 38% from 39% for the prior year period due to lower margins in the mobile cataract business.

     General and administrative expenses increased to $8.7 million for the three months ended September 30, 2005 from $6.8 million for the three months ended September 30, 2004. The $1.9 million or 28% increase included a $1.8 million increase as a result of consolidating the operations of OccuLogix, Inc. in the current year period. The remaining $0.1 million increase was primarily due to $0.3 million of costs related to businesses acquired within the last year partially offset by $0.2 million of lower spending from ongoing activities.

     Marketing and sales expenses increased to $5.4 million for the three months ended September 30, 2005 from $4.7 million for the three months ended September 30, 2004. The $0.7 million or 15% increase included a $0.1 million increase as a result of consolidating the operations of OccuLogix, Inc. in the current year period, $0.3 million of costs related to businesses acquired within the last year, and a $0.3 million increase in the refractive business.

     Research and development, clinical and regulatory expenses increased to $1.1 million for the three months ended September 30, 2005 from $0.5 million for the three months ended September 30, 2004. Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. as it conducted clinical trials related to its rheopheresis application to the U. S. Food and Drug Administration ("FDA").

     Interest income increased to $1.1 million for the three months ended September 30, 2005 from $0.4 million for the three months ended September 30, 2004. This $0.7 million increase included a $0.4 million increase as a result of consolidating the operations of OccuLogix, Inc. in the current year period. The remaining $0.3 million increase was due to an increase in the Company's cash and cash equivalents and short-term investments balances as well as higher rates of return.

     Interest expense decreased to $0.4 million for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004. This $0.2 million decrease was due to declining debt and lease obligations.

     Minority interest expense decreased to $0.6 million for the three months ended September 30, 2005 from $1.7 million for the three months ended September 30, 2004. This $1.1 million decrease included a $1.3 million decrease as a result of consolidating the operations of OccuLogix, Inc. in the current year period offset by a $0.2 million increase from the Company's other business segments.

     Earnings from equity investments decreased to $0.5 million for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004. This $0.1 million decrease is primarily due to a $0.2 million decrease in earnings from LECC partially offset by $0.1 million in earnings from an ASC in which the Company acquired a minority ownership in December 2004.

     Net income for the three months ended September 30, 2005 decreased to $1.7 million or $0.02 per share from $3.3 million or $0.05 per share for the three months ended September 30, 2004. This $1.6 million decrease included a $0.4 million decrease from the AMD segment. Excluding the impact of the AMD segment, net income decreased to $2.8 million or $0.04 per share for the three months ended September 30, 2005 from $4.1 million or $0.06 per share for the prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     Total revenues for the nine months ended September 30, 2005 were $199.5 million, an increase of $9.1 million, or 5% over revenues of $190.4 million for the nine months ended September 30, 2004. This increase was due to a 3% increase in refractive revenues and a 11% increase in other healthcare services revenues. Approximately 73% of total revenues were derived from refractive services for the nine months ended September 30, 2005 compared to 75% for the nine months ended September 30, 2004.

     Revenues from the refractive segment for the nine months ended September 30, 2005 were $145.8 million, an increase of $3.8 million or 3% from revenues of $142.0 million for the nine months ended September 30, 2004. The increase in refractive revenues was due to an increase in centers procedures, including increases from newly acquired centers, and an increased mix of higher priced procedures partially offset by a decrease in access procedures. Refractive procedures for the nine months ended September 30, 2005 were approximately 151,100, a decrease of 3,100 from refractive procedures of 154,200 for the nine months ended September 30, 2004. Procedures for LECC were included in both periods and accounted for 13,700 procedures for the nine months ended September 30, 2005, an increase of 1,000 procedures over the prior year period. The Company owns a 30% interest in LECC.

     Revenues from centers for the nine months ended September 30, 2005 were $116.7 million, an increase of $6.6 million, or 6% from revenues of $110.1 million for the nine months ended September 30, 2004. The increase in revenues from centers was due to an increase in centers procedures, including increases from newly acquired centers, and an increased mix of higher priced procedures. For the nine months ended September 30, 2005, centers procedures were approximately 93,300, an increase of 3,100 or 3% over centers procedures of 90,200 for the nine months ended September 30, 2004. This increase was due to 1,300 or 1% more procedures at centers open during both the nine months ended September 30, 2005 and 2004, 2,400 procedures from centers opened or acquired since September 30, 2004 offset by 600 fewer procedures from centers closed subsequent to June 30, 2004.

     Revenues from access services for the nine months ended September 30, 2005 were $29.1 million, a decrease of $2.9 million or 9% from revenues of $32.0 million for the nine months ended September 30, 2004. The decline in access revenues was primarily due to 6,100 or 10% fewer procedures.

     The cost of refractive revenues for the nine months ended September 30, 2005 was $101.5 million, an increase of $2.4 million, or 2% over the cost of refractive revenues of $99.1 million for the nine months ended September 30, 2004. This increase was primarily attributable to higher costs associated with higher priced procedures and the operations of newly acquired centers. Gross margins for the refractive business as a whole remained consistent at 30% during the nine months ended September 30, 2005 and 2004.

     The cost of revenues from centers for the nine months ended September 30, 2005 was $80.6 million, an increase of $3.8 million, or 5% from the cost of revenues of $76.8 million from the nine months ended September 30, 2004. This increase was primarily attributable to increased procedure volume, including increases from newly acquired centers, and higher costs associated with higher priced procedures. Gross margins from centers increased to 31% from 30% primarily due to an increase in procedures.

     The cost of revenues from access services for the nine months ended September 30, 2005 was $20.9 million, a decrease of $1.3 million or 6% from the cost of revenues of $22.2 million during the nine months ended September 30, 2004. This decrease primarily resulted from lower procedure volume partially offset by costs from higher priced procedures. Gross margins decreased to 28% from 31% primarily due to a decrease in procedures.

     Revenues from other healthcare services for the nine months ended September 30, 2005, were $53.7 million, an increase of $5.4 million or 11% from revenues of $48.3 million for the nine months ended September 30, 2004. Approximately 27% of total revenues for the nine months ended September 30, 2005 were derived from other healthcare services compared to 25% for the nine months ended September 30, 2004. The increase in other healthcare services revenue resulted from internal growth of existing businesses and contributions from businesses acquired within the past year.

     The cost of revenues from other healthcare services for the nine months ended September 30, 2005 was $33.0 million, an increase of $3.3 million or 11% from cost of revenues of $29.7 million for the nine months ended September 30, 2004. The increase in cost of revenues primarily related to incremental costs incurred to generate the increased revenue of the other healthcare services business. For the nine months ended September 30, 2005 and 2004, gross margins remained consistent at 39%.

     General and administrative expenses increased to $27.0 million for the nine months ended September 30, 2005 from $19.6 million for the nine months ended September 30, 2004. The $7.4 million or 38% increase included a $5.5 million increase as a result of consolidating the operations of OccuLogix, Inc. in the current year period. The remaining $1.9 million increase was primarily due to additional staffing costs, professional fees, corporate taxes and costs related to businesses acquired within the last year.

     Marketing and sales expenses increased to $16.2 million for the nine months ended September 30, 2005 from $13.6 million for the nine months ended September 30, 2004. The $2.6 million or 20% increase included a $0.4 million increase as a result of consolidating the operations of OccuLogix, Inc. in the current year period, $0.3 million of costs related to businesses acquired within the last year and a $1.9 million increase in the refractive business.

     Research and development, clinical and regulatory expenses increased to $3.8 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004. Research and development, clinical and regulatory expenses are incurred by OccuLogix, Inc. as it conducted clinical trials related to its rheopheresis application to the U.S. FDA.

     Other operating income of $1.0 million for the nine months ended September 30, 2005 primarily resulted from a $0.3 million gain on the sale of Aspen, a $0.3 million reimbursement from a previous research and development investment and $0.4 million of miscellaneous operating income. For the nine months ended September 30, 2004, other operating income of $1.9 million resulted from a $1.1 million gain on the sale of a controlling interest in LECC, a $1.2 million reversal of a reserve related to a long-term note receivable, a $0.4 million reimbursement from a previous research and development investment and $0.2 million of miscellaneous operating income offset by $1.0 million of net losses related to the sales and disposals of fixed assets.

     During the nine months ended September 30, 2004, the Company recorded a $2.6 million charge for severance payments to two officers under the terms of employment contracts and a $0.2 million charge for ongoing lease payment obligations at previously closed centers.

     Interest income increased to $3.4 million for the nine months ended September 30, 2005 from $1.3 million for the nine months ended September 30, 2004. This $2.1 million increase included a $1.2 million increase as a result of consolidating the operations of OccuLogix, Inc. in the current year period. The remaining $0.9 million increase was due to an increase in the Company's cash and cash equivalents and short-term investments balances as well as higher rates of return.

     Interest expense decreased to $1.3 million for the nine months ended September 30, 2005 from $2.2 million for the nine months ended September 30, 2004. This $0.9 million decrease was due to declining debt and lease obligations.

     Minority interest expense decreased to $2.4 million for the nine months ended September 30, 2005 from $6.0 million for the nine months ended September 30, 2004. This $3.6 million decrease included a $4.2 million decrease as a result of consolidating the operations of OccuLogix, Inc. in the current year period offset by a $0.6 million increase from the Company's other business segments.

     Earnings from equity investments increased to $1.8 million for the nine months ended September 30, 2005 from $1.6 million for the nine months ended September 30, 2004. This $0.2 million increase was primarily due to $0.5 million of earnings from an ASC in which the Company acquired a minority ownership in December 2004 partially offset by a $0.2 million decrease in earnings from LECC.

     Net income for the nine months ended September 30, 2005 decreased to $16.8 million or $0.23 per share from $17.6 million or $0.25 per share for the nine months ended September 30, 2004. This $0.8 million decrease included a $2.6 million decrease from the AMD segment. Excluding the impact of the AMD segment, net income increased to $21.2 million or $0.30 per share for the nine months ended September 30, 2005 from $19.4 million or $0.27 per share for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2005, the Company continued to focus its activities primarily on expanding its refractive centers and other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents, short-term investments and restricted cash were $102.4 million at September 30, 2005 compared to $145.4 million at December 31, 2004. Working capital at September 30, 2005 was $96.6 million, a decrease of $34.6 million from $131.2 million at December 31, 2004.

     The Company's principal cash expenditures have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, share repurchases, acquisitions and investments. OccuLogix, Inc.'s principal cash expenditures have included expenditures to fund the development of its infrastructure, to complete its clinical trials, to accumulate inventory and to undertake other activities to commercialize its products.

     During the nine months ended September 30, 2005, the Company invested $6.7 million in fixed assets and received vendor financing for $2.5 million of fixed assets.

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

     At December 31, 2004, the Company reported $2.8 million of exit liabilities primarily related to severance costs for two former officers under the terms of employment contracts and ongoing lease obligations at closed centers. During the nine months ended September 30, 2005, the Company reserved an additional liability of $0.5 million related to ongoing lease payment obligations at previously closed centers and made cash payments of $2.5 million in respect of these exit liabilities, resulting in a $0.8 million exit liability at September 30, 2005.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 2005. The cash flows provided by operating activities during the nine months ended September 30, 2005 were primarily due to net income of $16.8 million plus non-cash items including depreciation and amortization of $12.0 million and minority interest expense of $2.4 million, offset by an increase in net operating assets of $9.9 million, earnings from equity investments of $1.8 million and a gain on the sale of a subsidiary of $0.3 million. The increase in net operating assets consisted of a $1.5 million increase in accounts receivable due primarily to higher revenues, a $4.2 million increase in prepaid expenses and other current assets and a $4.2 million decrease in accounts payable and accrued liabilities. Excluding the impact of the AMD segment, net cash provided by operating activities would have been $33.7 million for the nine months ended September 30, 2005.

CASH FROM INVESTING ACTIVITIES

     Net cash provided by investing activities was $18.3 million for the nine months ended September 30, 2005. The cash flows provided by investing activities during the nine months ended September 30, 2005 primarily included net proceeds from the sales of short-term investments of $60.3 million, proceeds from the sale of a subsidiary of $3.4 million, distributions and loan payments received from equity investments of $1.8 million, proceeds from the sales of fixed assets of $1.3 million and a $0.3 million reimbursement from a previous research and development investment. These cash flows were offset by capital expenditures of $6.7 million and acquisitions and equity investments of $42.1 million. Excluding the impact of the AMD segment, net cash provided by investing activities would have been $8.2 million for the nine months ended September 30, 2005.

CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $20.2 million for the nine months ended September 30, 2005. Net cash used in financing activities during the nine months ended September 30, 2005 primarily related to purchases of treasury stock of $10.0 million, the repayment of certain notes payable and capitalized lease obligations of $7.5 million and distributions to minority interests of $6.0 million, offset by proceeds from debt financing of $1.5 million and proceeds from the exercise of stock options of $1.7 million. Excluding the impact of the AMD segment, net cash used in investing activities would have been $20.5 million for the nine months ended September 30, 2005.

SUBSEQUENT EVENTS

     In October 2005, the Company purchased an additional 170,200 common shares for $1.2 million completing its previously announced 2.0 million share repurchase program.

     On October 27, 2005, the Company agreed to acquire TruVision, Inc. ("TruVision") for $17.5 million paid in cash and company stock coupled with a three-year earn out. TruVision is a managed care contractor to health plan members and large corporations across 44 states. TruVision's services enable insurance health plans and large corporations to offer LASIK vision surgery to their members at a reduced price. TruVision represents over 85 million members across 37 contracted health plans. The Company anticipates closing on the acquisition by mid-November.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.

     (b)  Not applicable.

     (c) The following table provides information about purchases by the Company during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                   Issuer Purchases of TLCVision Common Stock

                                                                 Total Number of
                             Total Number                      Shares Purchased as     Maximum Number of Shares
                               of Shares     Average Price      Part of Publicly      that May Yet Be Purchased
          Period               Purchased    Paid per Share   Announced Programs (1)     Under the Programs (1)
          ------             ------------   --------------   ----------------------   -------------------------
07/01/2005 - 07/31/2005               --        $    --                    --                 2,000,000
08/01/2005 - 08/31/2005        1,150,000         8.7226             1,150,000                   850,000
09/01/2005 - 09/30/2005          679,800         6.8673               679,800                   170,200
                               ---------        -------             ---------                 ---------
Total                          1,829,800        $8.0334             1,829,800                   170,200
                               ---------        -------             ---------                 ---------

(1) On December 20, 2004, the Company announced a stock repurchase program, pursuant to which up to 2,000,000 shares of its common stock may be repurchased. Since September 30, 2005, the Company has acquired 170,200 additional shares to complete its repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

2.1    Asset Purchase Agreement By and Among TLC Vision (USA) Corporation,
       Eyes of the Future, P.C., and Frederic B. Kremer, M.D., dated as of
       July 11, 2005

2.2    Asset Purchase Agreement By and Among TLC Vision (USA) Corporation,
       Frederic B. Kremer, M.D., P.C., and Frederic B. Kremer, M.D., dated as of July 11, 2005

2.3    Agreement and Plan of Merger By and Among Truvision, Inc. and TLC
       Wildcard Corp. and TLC Vision Corporation and TLC Vision (USA)
       Corporation and Lindsay T. Atwood, dated as of October 27, 2005

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

                                        TLC VISION CORPORATION


                                        By: /s/ James C. Wachtman
                                            ------------------------------------
                                            James C. Wachtman
                                            Chief Executive Officer
                                            November 7, 2005


                                        By: /s/ Steven P. Rasche
                                            ------------------------------------
                                            Steven P. Rasche
                                            Chief Financial Officer
                                            November 7, 2005

                                  EXHIBIT INDEX

 NO.                                  DESCRIPTION
 ---                                  -----------
 2.1   Asset Purchase Agreement By and Among TLC Vision (USA) Corporation, Eyes
       of the Future, P.C., and Frederic B. Kremer, M.D., dated as of July 11,
       2005

 2.2   Asset Purchase Agreement By and Among TLC Vision (USA) Corporation,
       Frederic B. Kremer, M.D., P.C., and Frederic B. Kremer, M.D., dated as of
       July 11, 2005

 2.3   Agreement and Plan of Merger By and Among Truvision, Inc. and TLC
       Wildcard Corp. and TLC Vision Corporation and TLC Vision (USA)
       Corporation and Lindsay T. Atwood dated as of October 27, 2005

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