Form 10-K
period 2005-12-31
TLC VISION CORP
filed 2006-03-16
CIK 1010610

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2005

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

     Common Shares, No Par Value, with common share purchase rights

NAME OF EACH EXCHANGE ON WHICH REGISTERED:

     Nasdaq National Market
     Toronto Stock Exchange

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[ ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b(2) of the Exchange Act.

     [ ] Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act). [ ] Yes [X] No

     As of June 30, 2005, the aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant was approximately $548.5 million.

     As of March 10, 2006, there were 68,766,000 shares of the registrant's Common Shares outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement for the Company's 2006 annual shareholders meeting (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13).

================================================================================

This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-K") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans" or "continue" or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See "Item 1A. Risk Factors" for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in the Form 10-K. Unless the context indicates or requires otherwise, references in this Form 10-K to "we," "our," "us," the "Company" or "TLCVision" shall mean TLC Vision Corporation and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     TLC Vision Corporation is a diversified eye care services company dedicated to improving lives through better vision by providing eye doctors with the tools and technologies they need to deliver high quality patient care. The majority of the Company's revenues come from laser refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS, Inc. (formerly Midwest Surgical Services, Inc.) ("MSS") subsidiary, the Company furnishes hospitals and other facilities with mobile or fixed site access to cataract surgery equipment, supplies and technicians. The Company is continuing to expand MSS into other mobile diagnostic services, such as glaucoma screening. Through its ambulatory surgery center ("ASC") subsidiaries, TLCVision develops, manages and has equity participation in single- and multi-specialty ASCs. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In addition, the Company is a 51% majority owner of OccuLogix, Inc. ("OccuLogix"), which focuses on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood. OccuLogix is also a reporting company with the Commission, and its stock is publicly traded on the Nasdaq National Market and the Toronto Stock Exchange.

     The Company focuses on three main strategic initiatives: (1) continue to grow its core refractive business through same store growth in premium-priced centers, successful roll-out of the Company's recently introduced value-priced strategy and successful integration of acquisitions, while maintaining its access base; (2) grow its other health care services MSS, ASCs and Vision Source; and (3) expand into new eye care segments. Financial information about the Company's business segments is contained in Note 17 "Segment Information" to the consolidated financial statements.

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

     - Presbyopia is the loss of lens and eye muscle flexibility due to the natural aging process, causing difficulty in focusing on near objects and usually corrected by reading glasses. Because vision correction surgery cannot reverse the aging process, presbyopia cannot be corrected surgically. However, there are surgical and non-surgical techniques available that can effectively manage presbyopia.

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

     Surgical Procedures. Vision correction surgery is an elective procedure available that alters the way light rays are focused directly on the retina, thus eliminating or dramatically reducing the need for eyeglasses or contact lenses. Several types of vision correction surgery are available, and prospective patients are encouraged to carefully consider the alternatives, the associated benefits and risks of each procedure, and seek the advice of their eye care professional. Vision correction surgeries available at TLCVision include:

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

     - CustomLASIK. Widely introduced in 2003, CustomLASIK is a technologically supported advancement to LASIK. CustomLASIK involves increased pre-operative diagnostic capabilities that measure the eye from front to back using "wavefront" technology to create a three dimensional corneal map. The information from that map guides the laser in customizing the laser ablation to an individual's visual irregularities, beyond myopia, hyperopia and astimgatism. CustomLASIK using wavefront technology has the potential to improve not only how much a person can see, in terms of visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see in terms of contrast sensitivity and fine detail. This translates to a reduced occurrence of night vision disturbances post-LASIK.

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

     - Refractive IOL Procedures. Intraocular lenses (IOL's) are permanent or semi-permanent, artificial lenses that are implanted to replace or supplement the eye's natural crystalline lens. While not a common procedure for correcting refractive errors, the placement of a refractive IOL can help patients who are not candidates for LASIK. IOL's have been used in the United States since the late 1960's to restore visual function to cataract patients, and more recently are being used in refractive surgery procedures. There are several types of refractive IOL's: phakic IOL's, multi-focal IOL's and accommodating IOL's. Patient suitability and quality of visual outcome for each of these lens options varies.

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

     Excimer laser procedures are designed to reshape the outer layers of the cornea to treat vision disorders by changing the curvature of the cornea. Prior to the procedure being performed, the doctor develops a treatment plan taking into consideration the exact correction required utilizing the results of each individual patient's eye examination and diagnostic tests performed, such as topography and wavefront analysis. The treatment plan is entered into the laser and the software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. These procedures are performed on an outpatient basis using only topical anesthetic eye drops that promote patient comfort during the procedure. Patients are reclined in a chair, an eyelid holder is inserted to prevent blinking, and the surgeon positions the patient in direct alignment with the fixation target of the excimer laser. A thin flap of the outermost layer of the cornea is then cut using either a microkeratome blade or a femtosecond laser. The surgeon uses a foot switch to apply the excimer beam that emits a rapid succession of excimer laser pulses, and once complete, the flap is returned to its original position. The typical procedure takes 10 to 15 minutes from set-up to completion, with the length of time of the actual excimer laser treatment lasting between 15 to 90 seconds, depending on the amount of correction required.

     In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval ("PMA") from the United States Food and Drug Administration ("FDA"). An FDA PMA is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA PMA approval for the sale of an excimer laser for refractive procedures was granted in 1995 for the laser of Summit Technologies, Inc. (now Alcon Laboratories, Inc., a division of Nestle, S.A.). That first approval was for the treatment of myopia. To date, the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK, including VISX, Inc. ("VISX") the market leader and the provider of most of the Company's excimer lasers. In Canada and Europe, the use of excimer lasers to perform refractive surgery is not currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Health Protection Branch of Health Canada regulates the sale of devices, including excimer lasers used to perform procedures at the Company's Canadian eye care centers.

THE REFRACTIVE MARKET

     While estimates of market size should not be taken as projections of revenues or of the Company's ability to penetrate that market, Market Scope's November 2005 Comprehensive Report on the Refractive Market estimates that the 2006 U.S. refractive market potential is 107.1 million eyes. To date, based on Market Scope's estimate of the number of people who have had procedures, only an estimated 8% of this target population has had laser vision correction.

     Estimates by Market Scope indicate that 1.1 million laser vision correction procedures were performed in the U.S. in 2003, 1.3 million were performed in 2004 and 2005, and an estimated 1.4 million will be performed in 2006. The Company believes that the profitability and growth of its refractive business will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada, and upon consumer confidence and the condition of the U.S. economy.

     There can be no assurance that laser vision correction will be more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered fully or at all by government insurers or other third party payors and, therefore, must be paid for primarily by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data and the possibility of unknown side effects. There can be no assurance that long-term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive non-surgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction procedures also could adversely affect its acceptance whether or not the procedures are performed at TLCVision eye care centers. Market acceptance also could be affected by regulatory developments. The failure of laser vision correction to achieve continued increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

MARKET FOR CATARACT SURGERY

     According to the American Academy of Ophthalmology, cataract surgery currently is the most frequently performed non-elective surgical procedure in the United States, with more than 2.8 million people having cataract surgery each year. Medicare pays approximately $4.4 billion annually for 2.2 million patients having cataract surgery. According to the American Academy of Ophthalmology, individuals between the ages of 52 and 64 have a 50% chance of having a cataract. By age 75, almost everyone has a cataract. Fifty percent of the people between the ages of 75 and 85 with cataracts have lost some vision as a result. The National Eye Institutes of Health Cataracts indicates that cataracts are the leading cause of blindness in the world, and cataracts affect more than 20 million Americans aged 65 and older. U.S. Census Bureau data indicates that there are approximately 35 million Americans who are age 65 or older.

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

BUSINESS STRATEGY

     TLCVision's business strategy is to be a diversified eye care services company, leveraging its relationships with over 13,000 ophthalmologists and optometrists throughout North America to (1) continue to grow its core refractive business through same store growth in premium-priced centers, successfully roll-out the Company's recently introduced value-priced strategy and successfully integrate acquisitions, while maintaining its access base; (2) grow its other health care services MSS, ASCs and Vision Source; and (3) expand into new eye care segments.

GROWING THE CORE REFRACTIVE BUSINESS

     The Company will focus on growing the core refractive business through increasing surgical volume through existing premium-priced centers, entry into the large, under-penetrated, value-priced consumer segment with introduction of new centers and supporting our access customer base. The primary tactic in increasing surgical volume include the following initiatives:

     -    direct-to-consumer advertising in new value-priced center markets;

     - integration of TruVision, a managed care contractor acquired in 2005, which serves as a patient acquisition channel;

     - additional marketing to health plans and health plan members for increased penetration in the managed care market;

     - continued commitment to a co-management model, which allows primary care doctors to provide the best clinical outcomes for their patients while retaining them in their practice;

     -    continuing clinical education to ophthalmologists and optometrists;

     - quality patient outcomes support through the TLCVision quality assurance and improvement system;

     - practice development education and tools focused on educating the staff of the ophthalmologists and optometrists;

     - cooperative marketing/advertising programs to build awareness for the procedure;

     -    access to emerging technologies; and

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

     TLCVision plans to further diversify its business in three ways:

     - continuing to expand the Company's existing cataract service business, MSS, through focused growth strategies and acquisitions of complementary businesses;

     - continuing to develop the Company's optometric practice franchising organization, Vision Source, through increasing the number of affiliated practice franchises; and

     - continuing to develop or acquire ophthalmic ambulatory surgery centers through the Company's ASC subsidiary.

DESCRIPTION OF REFRACTIVE LASER CENTERS BUSINESS

     The Company currently owns and manages 77 TLCVision refractive centers in the United States and five centers in Canada. Each TLCVision center has a minimum of one excimer laser with many of the centers having two or more lasers. The majority of the Company's excimer lasers are manufactured by VISX.

     The Company centers employ different pricing and patient acquisition strategies depending upon the market. Its premium-priced TLC centers feature premier surgeons and is driven by the co-management referral relationship, with a price inclusive of all follow up visits and the TLC Lifetime Commitment. Its value-priced LASIK Select brand, introduced in late 2005, will feature experienced surgeons and is a consumer advertising driven model, with a lower price point and a la carte pricing options.

     A typical TLCVision center has between 3,000 and 5,000 square feet of space and is located in a medical or general office building. Although the legal and payment structures can vary from state to state depending upon state and provincial law and market conditions, the Company generally receives revenues in the form of (1) amounts charged patients for procedures performed at laser centers, (2) management and facility fees paid by doctors who use the TLCVision center to perform laser vision correction procedures and (3) administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Most TLCVision centers have a clinical director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated eye care doctors. Most centers also have a receptionist, ophthalmic technicians and patient consultants. The number of staff depends on the activity level of the center. One senior staff person, who is designated as the executive director of the center, assists in preparation of the annual business plan and supervises the day-to-day operations of the center.

     TLCVision has developed proprietary management and administrative software and systems designed to assist eye care professionals in providing high levels of patient care. The software permits TLCVision centers to provide a potential candidate with current information on affiliated doctors throughout North America, to help them locate the closest TLCVision center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and surgical outcome reporting and analysis. The software has been installed in all TLCVision centers. TLCVision also has an online consumer consultation site on its premium-priced website (www.tlcvision.com), as well as its value-priced website (www.lasikselectvision.com). These consumer consultation sites allow consumers to book their consultation with the Company online. TLCVision also maintains two call centers (1-800-CALL TLC VISION and 1-866-393-9870), which are staffed seven days a week.

     The Company's "Lifetime Commitment" program, established in 1997 and offered through TLCVision premium-priced centers, entitles patients within a certain range of vision correction to have certain enhancement procedures for further correction at no cost at any time during their lifetime, if necessary. To remain eligible for the program, patients are required to have an annual eye exam, at the patient's expense, with a TLCVision affiliated doctor. The purpose of the program is to respond to a patient's concern that the patient's sight might regress over time, requiring an enhancement procedure. In addition, the program responds to the doctors' concern that patients may not return for their annual eye examination once their eyes are treated. The Company believes that this program has been well received by both patients and doctors.

PRICING

     At TLCVision premium-priced centers in the United States, patients are typically charged between $1,500 and $2,500 per eye for LASIK (or on average approximately $2,000 per eye). The Company typically charges an additional $350 to $500 per eye for custom ablation. At TLCVision premium-priced centers in Canada, patients are typically charged approximately C$1,700 per eye for LASIK. The primary care eye doctor also charges patients an average of $400 or 20% of the patient fee for pre- and post-operative care, though the total procedure costs to the patients are often included in a single invoice. In the TLCVision value-priced centers, patients are typically charged between $999 and $1799, with custom ablation and IntraLase flap creation at the higher rates. Although competitors in certain markets continue to charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and relationships with affiliated doctors.

     The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. However, the Company believes it has positioned itself well in the private insurance and employer market through its "Corporate Advantage" program, which offers discounts to participants and is now available to more than 100 million individuals.

CO-MANAGEMENT MODEL

     The Company has developed and implemented a medical co-management model under which it not only establishes, manages and operates TLCVision premium-priced centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The co-management model permits the surgeon to focus on providing laser vision correction surgery while the primary care doctor provides pre- and post-operative care. In addition, most TLCVision premium-priced centers have an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Item 1 - Business - Government Regulation - Regulation of Optometrists and Ophthalmologists."

     TLCVision believes that its strong relationships with its affiliated eye care doctors, though non-exclusive, represent an important competitive advantage for its premium-priced centers.

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

SALES AND MARKETING

     The Company also seeks to increase its refractive procedure volume and its market penetration through other innovative marketing programs for both the TLCVision premium-priced and value-priced centers.

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

     The Company markets to doctors, corporations and directly to the public. In support of the premium-priced centers, a portion of the Company's marketing resources are devoted to joint marketing programs with affiliated doctors. The Company provides doctors with brochures, videos, posters and other materials that help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public may receive support from the Company in the development of marketing programs.

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

     In support of the value-priced centers, a portion of the Company's marketing resources are devoted to direct to consumer advertising which is the primary vehicle for attracting this market segment.

     The Company believes that as market acceptance for laser vision correction increases, competition among surgical providers will continue to grow and many candidates for laser vision correction will increasingly select a provider based on factors other than solely price.

     TLCVision has also developed marketing programs directed primarily at large employers and third party providers to provide laser vision correction to their employees and participants through a TLCVision center. Participating employers may partially subsidize the cost of an employee's laser vision correction at a TLCVision center, and the procedure may be provided at a discounted price. The Company has more than 1,500 participating employers. In addition, more than 100 million individuals qualify for the program through arrangements between TLCVision and third party providers. TruVision, acquired by the Company in 2005, is a managed care contractor, with key contracts among leading health plans in the U.S., providing discounted LASIK benefits.

     Tiger Woods, world-famous golfer and TLCVision patient, continues to serve as spokesperson for the Company in marketing efforts, including those aimed directly to the public. The Company uses a variety of traditionally accepted advertising, direct marketing and public relations efforts to reach potential patients. The Company maintains a comprehensive Internet strategy with the goal of having a leading refractive presence on the Internet, through TLCVision-owned websites and partnerships and sponsorships with other websites.

     CONTRACTS WITH EYE DOCTORS

     In each market where the Company operates a premium-priced center, the Company works with a network of eye care doctors (mostly optometrists) who perform the pre-operative and post-operative care for patients who have had laser vision correction. Those doctors then co-manage their patients with affiliated surgeons in that the surgeon performs the laser vision correction procedure itself, while the optometrist performs the pre-operative screening and post-operative care. In most states and provinces, co-management doctors have the option of charging the patient directly for their services or having the Company collect the fees on their behalf.

     Most surgeons performing laser vision correction procedures through a TLCVision center owned, managed or operated by the Company do so under one of three types of standard agreements (as modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other eye care center within a specified area. However, although certain affiliated surgeons performing laser vision correction at the Company's branded laser eye centers have agreed to certain restrictions on competing with, or soliciting patients or employees associated with the Company, there can be no assurance that such agreements will be enforceable.

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

DESCRIPTION OF REFRACTIVE LASER ACCESS BUSINESS

     OVERVIEW

     TLCVision's access business provides access to excimer laser platforms, microkeratomes, other equipment and value-added support services such as training, technical support and equipment maintenance to eye surgeons for the treatment of nearsightedness, farsightedness and astigmatism primarily in the United States. TLCVision's access delivery system utilizes both mobile equipment, which is routinely moved from site to site in response to market demand, and fixed site locations. The Company believes that its flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that it can serve, and allows it to effectively respond to changing market demands. The Company also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates and marketing advice, clinical advisory support, patient financing, partnership opportunities and practice satelliting. As of December 31, 2005, TLCVision was utilizing approximately 74 excimer lasers and 138 microkeratomes in connection with its laser access business.

     Eye surgeons pay TLCVision a fee for each procedure the surgeon performs using its equipment and services. The Company typically provides each piece of equipment to many different eye surgeons, which allows it to more efficiently use the equipment and offer it at an affordable price. TLCVision refers to its practice of providing equipment to multiple eye surgeons as shared access.

     TLCVision's shared access and flexible delivery system benefits eye surgeons in a variety of ways, including the ability to:

     -    avoid a large capital investment;

     - reduce the risks associated with buying high technology equipment that may become obsolete;

     - obtain technical support provided by the Company's laser engineers and microkeratome technicians;

     -    use the equipment without responsibility for maintenance or repair;

     - cost-effectively serve small to medium-sized markets and remote locations; and

     -    serve satellite locations even in large markets.

     FLEXIBLE DELIVERY SYSTEM

     TLCVision seeks to maximize the number of locations, eye surgeons and patients that can utilize its access and related services and respond quickly to changing market demand by utilizing a flexible delivery system that features both mobile and fixed site locations.

     TLCVision's mobile access systems are typically used by eye surgeons who perform fewer than 30 procedures per month or are in markets where they are able to offer consolidated surgery days to patients. A certified laser technician accompanies each excimer laser from location to location. If an eye surgeon uses the microkeratome service, the Company generally supplies one microkeratome, one accessory kit and a second Company employee, who is certified by the microkeratome manufacturer and acts as a surgical technician.

     Mobile laser equipment is provided by means of a proprietary "Roll-On/Roll-Off" laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set-up time at each destination. As of December 31, 2005, TLCVision had 31 Roll-On/Roll-Off systems in operation, all of which were located in the United States.

     TLCVision's fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of December 31, 2005, the Company had approximately 41 U.S. fixed sites. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by a qualified eye surgeon.

     VALUE-ADDED SERVICES

     TLCVision provides access eye surgeons value-added support services that distinguish it from its competitors, enhance the Company's ability to compete for business and enable it to grow with its customers by offering them various service and support arrangements. The following value-added services help eye surgeon customers to expand their practices, thereby increasing the use of equipment and services:

     - Technical Support and Equipment Maintenance - As of December 31, 2005, the Company employed 30 certified laser engineers and 23 microkeratome technicians. The laser engineers perform most required laser maintenance and help ensure rapid response to most laser repair or maintenance needs.

     - Staff Training and Development - Through both field and corporate-based practice development support, TLCVision provides its access eye surgeon customers with a comprehensive menu of options to enhance patient education, staff knowledge, and patient recruitment. Start-up services include centralized refractive coordinator training programs and access to patient financing program. These centralized training programs and field-based support provide eye surgeon staff an opportunity to learn best practices with respect to patient conversion, patient flow and marketing programs. Extended services, such as corporate programs, database management and networking techniques, enable eye surgeon customers to experience continued growth in their practice.

     - Building Relationships - TLCVision works to form relationships between access eye surgeons and optometrists. These optometric networks are valuable in referring patients to eye surgeons who use the Company's equipment and services. The Company helps to form these referral networks by training optometrists, who are then able to provide pre-operative screenings as well as post-surgical follow-up to their patients. TLCVision also provides access eye surgeon customers with marketing advice designed to foster these referrals and generate new patients.

     - Clinical Advisors - TLCVision maintains a Clinical Advisory Group which conducts regular conference calls with access eye surgeon customers. Our clinical advisors, who are refractive surgeons and optometrists with extensive clinical experience, chair these conference calls. In addition, TLCVision conducts clinical advisory meetings at major industry conferences each year. The clinical advisors also make themselves available to consult with eye surgeon customers in addition to regularly scheduled conference calls and meetings.

     - Practice Satelliting - TLCVision assists access eye surgeons with high-volume practices who desire to serve smaller markets through satellite surgical locations. This program allows eye surgeon customers to leverage their time performing eye surgery.

     SALES AND MARKETING

     TLCVision's business development personnel develop sales leads, which come from sources such as customer contact through trade shows and professional organizations. After identifying a prospective eye surgeon customer, the regional manager guides the eye surgeon through the contract process. Once an eye surgeon is prepared to initiate surgeries using our services and equipment, the access operations department and business development personnel assume primary responsibility for the ongoing relationship.

     MOBILE AND FIXED ACCESS AGREEMENTS

     Under standard refractive mobile access agreements with surgeons, TLCVision provides some or all of the following: laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technicians, maintenance and certain technology upgrades. In addition, the Company may provide marketing assistance, coordination of surgeon training and other support services. This access is provided on agreed upon dates at either the surgeons' offices or a third party's facility. In return, the surgeons pay a per procedure fee for access services and generally agree to exclusively use TLCVision's equipment for refractive surgery. The Company does not provide medical services to the patients or any administrative services to the access surgeon customer.

     Under standard refractive fixed access agreements with surgeons, TLCVision generally provides the following: a fixed-base laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to use exclusively TLCVision's equipment for refractive surgery. The Company does not provide a laser operator, microkeratome technician, medical services or any administrative services to the access surgeon customer.

     Under joint venture arrangements, TLCVision directly or indirectly provides either mobile or fixed-base laser access and the following: microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades, the laser facility, management services which include administrative services such as billing and collections, staffing for the refractive practice, marketing assistance and funds and other support services. TLCVision receives an access fee and management services fees in addition to being reimbursed for the direct costs paid by the Company for the laser facility operations. In return, the surgeons generally agree to exclusively use its equipment for refractive surgery and/or not to compete with the Company within a certain area. Neither TLCVision nor the joint ventures provide medical services to the patients.

DESCRIPTION OF MOBILE CATARACT BUSINESS

     Through its MSS subsidiary, TLCVision provides mobile and fixed site cataract equipment and related services in 40 states. As of December 31, 2005, MSS employed 58 cataract equipment technicians and operated 55 mobile cataract systems. An MSS certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Technicians are also certified to scrub for cataract cases as requested by the surgeon and facility. A typical service offering will include cataract equipment (a phaco emulsifier with back-up, a surgical microscope), the IOL, surgical instruments and supplies. Related services, including YAG capsulotomies and SLT lasers treatments, are also offered.

     Cataract patients, the majority of whom are elderly, typically prefer to receive treatment near their homes. MSS focuses on developing relationships among local hospitals, referring optometrists and eye surgeons in small to medium-sized markets where MSS's shared-access approach and mobile systems make it economically feasible for optometrists and surgeons to provide cataract surgical services which are "close to home."

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

DESCRIPTION OF AMBULATORY SURGICAL CENTER BUSINESS

     As of December 31, 2005, TLCVision had an ownership position in eight ASCs that are currently operating and three ASCs that are in various stages of development. The Company anticipates that it will acquire or build more ASCs during 2006.

     ASCs provide outpatient surgery services in a less institutional, more productive and cost-efficient setting than traditional surgical hospitals. The two primary procedures performed in the ASCs are cataract extraction with IOL implantation and YAG capsulotomies. However, the ASCs have the capability to accommodate additional ophthalmic surgical procedures as well as additional procedures such as podiatry and pain control.

DESCRIPTION OF OPTOMETRIC FRANCHISING BUSINESS

     Vision Source is a majority-owned subsidiary that provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States. As of December 31 2005, Vision Source had 1,356 practices under franchise agreements across the United States, and in exchange for providing services to its franchisees, it received franchise fees equal to a predetermined percentage of gross practice billings. This business supports the development of independent practices and complements the Company's co-management model.

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

     WEBSITE AND AVAILABLE INFORMATION

     TLCVision has linked its premium-priced branded eye care centers, network doctors and potential patients through its website, www.tlcvision.com, which provides a directory of affiliated eye care providers and contains questions and answers about laser vision correction. Information on TLCVision's value-priced centers is located at www.lasikselectvision.com. TLCVision's corporate website, ww.tlcv.com, contains information for shareholders and investors.

     TLCVision makes available free of charge on or through its website (http://www.tlcv.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Company's website as soon as reasonably practicable after the material is electronically filed with or furnished to the Commission. All of TLCVision's filings may be read or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company's corporate governance policies are posted on the Company's website. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the committees of the Company's Board of Directors are available on the Company's website and are also available in print free of charge.

EQUIPMENT AND CAPITAL FINANCING

     The Company utilizes the VISX, Alcon, Wavelight and Bausch & Lomb excimer lasers for refractive surgery. See "Industry Background - Laser Vision Correction."

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

COMPETITION

     CONSUMER MARKET FOR VISION CORRECTION

     Within the consumer market, excimer laser procedures performed at the Company's centers compete with other surgical and non- surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and technologies currently available and under development such as corneal rings, intraocular lenses and surgery with different types of lasers. Although the Company believes that eyeglass and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company's management, operations and marketing plans are or will be successful in meeting this competition. Further, there can be no assurance that the Company's competitors' access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.

     MARKET FOR LASER VISION CORRECTION

     Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market may grow. Laser vision correction providers are divided into three major segments: corporate-owned centers; independent surgeon-owned centers; and institution-owned centers. According to Market Scope, as of November 2005, independent surgeon-owned centers accounted for the largest percentage of total procedure volume in the industry with a 62% market share. Corporate-owned centers accounted for 27% of total procedures performed. The remaining 11% of laser vision correction procedures were performed at institution-owned centers, such as hospitals or universities.

     Although many competitors continue to charge less for laser vision correction than the Company's premium-priced centers and its affiliated doctors, the Company believes that the important factors affecting competition in the laser vision correction market are quality of service, surgeon skill and reputation and price and that its competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.

     During 2005, the laser vision correction industry experienced modest growth. As an elective procedure, laser vision correction surgery volumes were constrained by economic conditions in North America. Rising oil prices and the impact of hurricanes weakened the financial situation of many consumers, leaving them with less disposable income. In addition, it became evident that the market is segmenting into two distinct groups of patients who have laser vision correction: (1) value-priced segment and (2) premium-priced segment. Industry trends and research indicate that the value-priced segment is larger and growing faster than the premium-priced segment. TLCVision is introducing a new brand to address this consumer segment, while maintaining its successful premium-priced brand.

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

     The Company has reviewed these laws and regulations with its health care counsel, and although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, the Company expects that doctors affiliated with TLCVision will comply with such laws in all material respects, although it cannot ensure such compliance by its affiliated doctors.

     Federal Law. A federal law (known as the "anti-kickback statute") prohibits the offer, solicitation, payment or receipt of any remuneration which directly or indirectly is intended to induce or is in return for the referral of patients for or the ordering of items or services reimbursable by Medicare or any other federally financed health care program. This statute also prohibits remuneration intended to induce the purchasing of or arranging for or recommending the purchase or order of any item, good, facility or service for which payment may be made under federal health care programs. This statute has been applied to otherwise legitimate investment interests if one purpose of the offer to invest is to induce referrals from the investor. Safe harbor regulations provide absolute protection from prosecution for certain categories of relationships that meet all elements of an applicable safe harbor. However, relationships that do not meet all elements of a safe harbor are not illegal per se, but must be reviewed to determine the risk of fraud and abuse to any federal or state funded health care system.

     Subject to certain exceptions, federal law also prohibits referrals for the provision of Medicare or Medicaid-covered "designated health services" from a physician to another entity with which the physician (or an immediate family member) has a financial relationship (which includes ownership and compensation arrangements). This law, known as the "Stark Law," applies only to referrals made by a physician and does not apply outside of the Medicare and Medicaid programs or to items or services that are not one of the 11 designated health services.

     Laser vision correction is not reimbursable by Medicare, Medicaid or other federal programs. As a result, neither the anti-kickback statute nor the Stark Law applies to the Company's laser vision correction business, but the Company may be subject to similar state laws that apply regardless of the type of service or the manner of payment.

     Doctors affiliated with the Company's ambulatory surgery company, OR Partners, Inc., the Company's mobile cataract services business, MSS, or the Company's secondary care centers provide services that are reimbursable under Medicare and Medicaid. Further, ophthalmologists and optometrists co-manage Medicare and Medicaid patients who receive services at the Company's secondary care centers. The co-management model is based, in part, upon the referral by an optometrist for surgical services performed by an ophthalmologist and the provision of pre- and post-operative services by the referring optometrist. The Office of the Inspector General for the Department of Health and Human Services, the government agency responsible for enforcing the anti-kickback statute, has stated publicly that to the extent there is an agreement between optometrists and ophthalmologists to refer back to each other, such an agreement could constitute a violation of the anti-kickback statute. The Company believes, however, that its co-management program does not violate the anti-kickback statute, as patients are given the choice whether to return to the referring optometrist or to stay with the ophthalmologist for post-operative care. Nevertheless, there can be no guarantee that the Office of the Inspector General will agree with the Company's analysis of the law. If the Company's co-management program were challenged as violating the anti-kickback statute and the Company were unsuccessful in defending against such a challenge, then civil or criminal fines and penalties, including exclusion of the Company, the ophthalmologists and the optometrists from the Medicare and Medicaid programs may be imposed on the Company. The Company could also be required to revise the structure of its co-management program or curtail its activities, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

     The provision of services covered by the Medicare and Medicaid programs in the Company's ambulatory surgery business, mobile cataract business and secondary care centers also triggers potential application of the Stark Law. The co-management model could establish a financial relationship, as defined in the Stark Law, between the ophthalmologist and the optometrist. Similarly, to the extent that the Company provides any designated health services, as defined in the statute, the Stark Law could be triggered as a result of any of the several financial relationships between the Company and ophthalmologists. Based on its current interpretation of the Stark Law as set forth in the interim final rule published in 2004, the Company believes that the referrals from ophthalmologists and optometrists either will be for services which are not designated health care services as defined in the statute or will be covered by an exception to the Stark Law. There can be no assurance, however, that the government will agree with the Company's position or that there will not be changes in the government's interpretation of the Stark Law including an expansion of the services that constitute "designated health services." In such case, the Company may be subject to civil penalties as well as administrative exclusion and would likely be required to revise the structure of its legal arrangements or curtail its activities, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     While the regulations are all in final form, the compliance date for each set of regulations varies. Compliance with the Privacy Regulations was required by April 14, 2003 (except for "small" health plans) and compliance with the Electronic Transaction and Code Sets Regulations was required by October 16, 2003. Compliance with the Standard Unique Employer Identifier Regulations was required by July 30, 2004; compliance with the Security Regulations by April 21, 2005; and compliance with the Standard Unique Health Identifier for Health Care Providers Regulations by May 23, 2005.

     The Company has instituted policies and procedures designed to comply with the Privacy Regulations at various centers throughout the Company. Because the Company is self-insured and meets the definition of "small" health plan, the Company's health plan had until April 14, 2004 to comply with the Privacy Regulations. The Company's plan sponsor has taken steps to institute new policies and procedures to comply with the Privacy Regulations. The Company has implemented employee training programs explaining how the regulations apply to their job role. The Company has implemented programs to ensure compliance with the other HIPAA regulations by the applicable compliance dates.

     State Law. In addition to the requirements described above, the regulatory requirements that the Company must satisfy to conduct its business will vary from state to state, and accordingly, the manner of operation by the Company and the degree of control over the delivery of refractive surgery by the Company may differ among the states.

     A number of states have enacted laws which prohibit what is known as the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Many states have similar restrictions in connection with the practice of optometry. Application of the corporate practice of medicine prohibition varies from state to state. Therefore, while some states may allow a business corporation to exercise significant management responsibilities over the day-to-day operation of a medical or optometric practice, other states may restrict or prohibit such activities. The Company believes that it has structured its relationship with eye care doctors in connection with the operation of eye care centers as well as in connection with its secondary care centers so that they conform to applicable corporate practice of medicine restrictions in all material respects. Nevertheless, there can be no assurance that, if challenged, those relationships may not be found to violate a particular state corporate practice of medicine prohibition. Such a finding may require the Company to revise the structure of its legal arrangements or curtail its activities, and this could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Many states prohibit a physician from sharing or "splitting" fees with persons or entities not authorized to practice medicine. The Company's co-management model for refractive procedures presumes that a patient will make a single global payment to the laser center, which is a management entity acting on behalf of the ophthalmologist and optometrist to collect fees on their behalf. In turn, the ophthalmologist and optometrist pay facility and management fees to the laser center out of the patient fees collected. While the Company believes that these arrangements do not violate any of the prohibitions in any material respects, there can be no assurance that one or more states will not interpret this structure as violating the state fee-splitting prohibition, thereby requiring the Company to change its procedures in connection with billing and collecting for services. Violation of state fee-splitting prohibitions may subject the ophthalmologists and optometrists to sanctions, and may result in the Company incurring legal fees, as well as being subjected to fines or other costs, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

     Just as in the case of the federal anti-kickback statute, while the Company believes that it is conforming to applicable state anti-kickback statutes in all material respects, there can be no assurance that each state will agree with the Company's position and not challenge the Company. If the Company were unsuccessful in defending against such a challenge, the result may be civil or criminal fines or penalties for the Company as well as the ophthalmologists and optometrists. Such a result would require the Company to revise the structure of its legal arrangements or curtail its activities, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

     Similarly, just as in the case of the federal Stark Law, while the Company believes that it is operating in compliance with applicable state anti-self-referral laws in all material respects, there can be no assurance that each state will agree with the Company's position or that there will not be a change in the state's interpretation or enforcement of its own law. In such case, the Company may be subject to fines and penalties as well as other administrative sanctions and would likely be required to revise the structure of its legal arrangements or curtail its activities. This could have a material adverse effect on the Company's business, financial condition and results of operations

     CANADA

     Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company and the company is not owned or controlled by the ophthalmologist or a member of his/her family. Certain of the Company's eye care centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. The Company expects that ophthalmologists and optometrists affiliated with TLCVision will comply with the applicable regulations, although it cannot ensure such compliance by doctors.

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

     NASDAQ QUORUM EXEMPTION

     The exemption that the Company had received from the Nasdaq National Market System with respect to compliance with Rule 4350(f) of the Nasdaq corporate governance rules was no longer available after July, 2005. Therefore, the Company's shareholders amended the by-laws so that a quorum for any meeting of shareholders shall be not less than 33 1/3% of the outstanding shares of voting common stock.

INTELLECTUAL PROPERTY

     The Company and its subsidiaries own over 30 trademarks and service marks that are subjects of U.S. federal and/or Canadian registrations or pending applications for registration. In addition, the Company owns a U.S. patent directed to certain aspects of the Laser Vision Centers Roll-On/Roll-Off system, which will expire in November 2016. It also owns a U.S. patent directed to a treatment of a potential side effect of laser vision correction generally known as "central islands," that will expire in May, 2014. The Company owns two pending patent applications directed to certain methods of administering a member-provider organization. The Company's service marks, patents and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. One or all of the patents, trademarks, service marks or registrations therefore may be challenged, invalidated or circumvented in the future. The Company's pending patent applications are subject to examination by the U.S. Patent and Trademark Office and may not result in an issued patent.

     The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. Although the Company currently leases or purchases excimer lasers and other technology from the manufacturers, in the event that the use of an excimer laser or other procedure performed at any of the Company's refractive or secondary care centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty-bearing license, which may not be available on favorable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products that do not infringe the patent.

EMPLOYEES

     Including part-time employees, the Company had approximately 1,100 employees as of December 31, 2005. The Company's growth has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See "Item 1 - Business - Risk Factors - Dependence on Key Personnel."

ITEM 1A. RISK FACTORS

     The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose all or part of their investment.

     WE HAVE REPORTED ACCUMULATED DEFICITS; OUR FUTURE PROFITABILITY IS
UNCERTAIN.

     We reported a net loss of $9.4 million for the year ended December 31, 2003. As of December 31, 2005, we reported an accumulated deficit of $244.2 million. Even though we reported net income of $6.9 million and $43.7 million for the years ended December 31, 2005 and 2004, respectively, we may not be able to sustain profitability. Our profitability will depend on a number of factors, including:

     -    demand for our services;

     -    our ability to control costs;

     - our ability to execute our strategy and effectively integrate acquired businesses and assets;

     - our ability to obtain adequate insurance against malpractice claims and reduce the number of claims;

     - economic conditions in the markets in which we compete, including the availability of discretionary income;

     - concerns about the safety and effectiveness of laser vision correction;

     -    competitive factors;

     -    regulatory developments;

     -    our ability to retain and attract qualified personnel; and

     - doctors' ability to obtain adequate insurance against malpractice claims at reasonable rates.

     In addition, our subsidiary OccuLogix expects to report significant net losses for the next several years. We will be required to report the financial results of OccuLogix on a consolidated basis as long as we have a controlling financial interest.

     CHANGES IN GENERAL ECONOMIC CONDITIONS MAY CAUSE FLUCTUATIONS IN OUR REVENUES AND PROFITABILITY.

     The cost of laser vision correction procedures is typically not reimbursed by health care insurance companies or other third-party payors. Accordingly, our operating results may vary based upon the impact of changes in economic conditions on the disposable income of consumers interested in laser vision correction. A significant decrease in consumer disposable income in a weakening economy may result in decreased procedure levels and revenues. In addition, weakening economic conditions may result in an increase in the number of our customers, who experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience.

     THE MARKET FOR LASER VISION CORRECTION IS INTENSELY COMPETITIVE AND COMPETITION MAY INCREASE.

     Some of our competitors or companies that may choose to enter the industry in the future, including laser manufacturers themselves, may have substantially greater financial, technical, managerial, marketing and/or other resources and experience than us and may compete more effectively than we are able to compete. We compete with hospitals, individual ophthalmologists, other corporate laser centers and manufacturers of excimer laser equipment in offering laser vision correction services and access to excimer lasers. Our principal corporate competitors include LCA-Vision Inc. and Lasik Vision Institute, Inc.

     Competition in the market for laser vision correction could increase as excimer laser surgery becomes more commonplace and the number of ophthalmologists performing the procedure increases. In addition, competition would increase if state or provincial laws were amended to permit optometrists, in addition to ophthalmologists, to perform laser vision correction. We will compete on the basis of quality of service, surgeon skill and reputation and price. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. Competitors have offered laser vision correction at prices considerably lower than our prices. The laser vision correction industry has been significantly affected by reductions in the price for laser vision correction, including the failure of many businesses that provided laser vision correction. Market conditions may compel us to lower prices in our centers to remain competitive and any reduction in our prices may not be offset by an increase in our procedure volume or decreases in our costs. A decrease in either the fees or procedures performed at our eye care centers or in the number of procedures performed at our centers could cause our revenues to decline and our business and financial condition to weaken.

     Laser vision correction competes with other surgical and non-surgical means of correcting refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and other technologies currently available and under development, such as intraocular lenses and surgery with different types of lasers. Our management, operations and marketing plans may not be successful in meeting this competition. Certain competitive optometry chains and other suppliers of eyeglasses and contact lenses may have substantially greater financial, technical, managerial, marketing and other resources and experience than we have and may promote alternatives to laser vision correction or purchase laser systems and offer laser vision correction to their customers.

     If the price of excimer laser systems decreases, additional competition could develop. The price for excimer laser systems could decrease for a number of reasons, including technological innovation and increased competition among laser manufacturers. Further reductions in the price of excimer lasers could reduce demand for our laser access services by making it economically more attractive for eye surgeons to buy excimer lasers rather than utilize our services.

     Most affiliated surgeons performing laser vision correction at our centers and our significant employees have agreed to restrictions on competing with us, or soliciting patients or employees associated with their facilities; however, these non-competition agreements may not be enforceable.

     THE MARKET ACCEPTANCE OF LASER VISION CORRECTION IS UNCERTAIN.

     We believe that the profitability and growth of our company will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. We may have difficulty generating revenue and growing our business if laser vision correction does not become more widely accepted by the general population as an alternative to existing methods of treating refractive vision disorders. Laser vision correction may not become more widely accepted due to a number of factors, including:

     - its cost, particularly since laser vision correction typically is not covered by government or private insurers;

     -    general resistance to surgery;

     - the fact that effective and less expensive alternative methods of correcting refractive vision disorders are widely available;

     -    the lack of long-term follow-up data;

     -    the possibility of unknown side effects; and

     - reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction.

     CONCERNS ABOUT POTENTIAL SIDE EFFECTS AND LONG-TERM RESULTS OF LASER VISION CORRECTION MAY NEGATIVELY IMPACT MARKET ACCEPTANCE OF LASER VISION CORRECTION AND PREVENT US FROM GROWING OUR BUSINESS.

     Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Any complications or side effects of laser vision correction may call into question the safety and effectiveness of laser vision correction, which in turn may damage the likelihood of market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to product liability, malpractice or other claims against us. Also, complications or side effects could jeopardize the approval by the U.S. Food and Drug Administration of the excimer laser for sale for laser vision correction. Although results of a study showed that the majority of patients experienced no serious side effects seven years after laser vision correction using PRK, complications may be identified in further long-term follow-up studies of PRK. There are no long-term studies on the side effects of LASIK, the procedure more often performed in recent years. However, a study of patients five years after LASIK reported the majority of patients had a high overall satisfaction of the procedure.

     There is no independent industry source for data on side effects or complications from laser vision correction. In addition, we do not track side effects. Some of the possible side effects of laser vision correction are:

     -    foreign body sensation,

     -    pain or discomfort,

     -    sensitivity to bright lights,

     -    blurred vision,

     -    dryness or tearing,

     -    fluctuation in vision,

     -    night glare,

     -    poor or reduced visual quality,

     -    overcorrection or undercorrection,

     -    regression, and

     -    corneal flap or corneal healing complications.

     We believe that the percentage of patients who experience serious side effects as a result of laser vision correction at our centers is likely less than 1%. However, there is no study to support this belief.

     Laser vision correction may also involve the removal of "Bowman's membrane," an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. Although several studies have demonstrated no significant adverse reactions to excimer laser removal of Bowman's membrane, the long-term effect of the removal of Bowman's membrane on patients is unclear.

     WE MAY BE UNABLE TO ENTER INTO OR MAINTAIN AGREEMENTS WITH DOCTORS OR OTHER HEALTH CARE PROVIDERS ON SATISFACTORY TERMS.

     We will have difficulty generating revenue if we are unable to enter into or maintain agreements with doctors or other health care providers on satisfactory terms. Most states prohibit us from practicing medicine, employing doctors to practice medicine on our behalf or employing optometrists to render optometric services on our behalf. In most states we may only own and manage centers and enter into affiliations with doctors and other health care providers. Also, affiliated doctors have provided a significant source of patients for our premium-priced centers and that is expected to continue. Our value-priced centers will rely on direct-to-consumer advertising as a source of patients. Accordingly, the success of our business depends upon our ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors to render or arrange surgical and other professional services at facilities we own or manage.

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS MAKE FINANCIAL FORECASTING DIFFICULT.

     We may experience future quarterly losses, which may exceed prior quarterly losses. Our expense levels will be based, in part, on our expectations as to future revenues. If actual revenue levels were below expectations, our operating results would deteriorate. Historically, our quarterly results of operations have varied, and future results may continue to fluctuate significantly from quarter to quarter. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as indications of our future performance or annual operating results. Quarterly results will depend on numerous factors, including economic conditions in our geographic markets, market acceptance of our services, seasonal factors and other factors described in this Form 10-K.

     THE MARKET PRICE OF OUR COMMON SHARES MAY BE VOLATILE.

     Historically, the market price of our common shares has been volatile. For example, the market price of our common shares decreased from a high of $53.50 to a low of $0.79 between July 1999 and March 2003, then increased to $13.13 by April 2004. As of March 10, 2006, the last sale price of our common shares was $6.84. Our common shares will likely be volatile in the future due to industry developments and business-specific factors such as:

     - our ability to effectively penetrate the laser vision correction market;

     -    the impact of OccuLogix on results of operations;

     - perception of the potential for rheopheresis for dry age-related macular degeneration;

     -    our ability to execute our business strategy;

     -    new technological innovations and products;

     -    changes in government regulations;

     -    adverse regulatory action;

     - public concerns about the safety and effectiveness of laser vision correction;

     -    loss of key management;

     - announcements of non-routine events such as acquisitions or litigation;

     -    variations in our financial results;

     -    fluctuations in competitors' stock prices;

     - the issuance of new or changed stock market analyst reports and recommendations concerning our common shares or competitors' stock;

     -    changes in earnings estimates by securities analysts;

     -    our ability to meet analysts' projections;

     -    changes in the market for medical services; or

     -    general economic, political and market conditions.

     In addition, in recent years the prices and trading volumes of publicly traded shares, particularly those of companies in health care related markets, have been volatile. This volatility has substantially affected the market prices of many companies' securities for reasons frequently unrelated or disproportionate to their operating performance. Following the terrorist attacks in the United States in September 2001, stock markets experienced volatility and stock prices declined, in some cases substantially. Continued volatility may reduce the market price of our common shares.

     WE MAY BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

     Our business strategy is to be a diversified eye care services company, leveraging our relationships with over 13,000 ophthalmologists and optometrists throughout North America to 1) grow the core refractive business while 2) continuing to expand the non-refractive business segment.

     If we do not successfully execute this strategy or if the strategy is not effective, we may be unable to maintain or grow our revenues and profitability.

     WE MAY MAKE INVESTMENTS THAT MAY NOT BE PROFITABLE.

     We make investments that are intended to support our strategic business purposes. These investments are generally made in companies in the laser vision correction business or other eye care services. If we are unable to successfully manage our current and future investments, including ASC investments, or if these investments are not profitable or do not generate the expected returns, then future operating results may be adversely impacted.

     OUR GROWTH STRATEGY DEPENDS ON OUR ABILITY TO OPEN NEW CENTERS OR TO MAKE ACQUISITIONS OR ENTER INTO AFFILIATION ARRANGEMENTS.

     The success of our growth strategy will be dependent on increasing the number of procedures at our eye care centers and/or increasing the number of eye care centers through internal development or acquisitions and entering into affiliation arrangements with local eye care professionals in markets not large enough to justify a corporate center.

     The addition of new centers will present challenges to us, including the integration of new operations, technologies and personnel. The addition of new centers also presents special risks, including:

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

     Our ability to achieve growth through acquisitions will depend on a number of factors, including:

     -    the availability of attractive acquisition opportunities;

     -    the availability of capital to complete acquisitions;

     - the availability of working capital to fund the operations of acquired businesses; and

     -    the effect of existing and emerging competition on operations.

     We may not be able to successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, if at all, or successfully integrate acquired businesses into our operations. Our past and possible future acquisitions may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected.

     WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT AND INTEGRATE NEW OPERATIONS AND FACILITIES.

     Our success depends on our ability to manage our existing operations and facilities and to expand our businesses consistent with our business strategy. In the past, we have grown rapidly in the United States. Our future growth and expansion will increase our management's responsibilities and demands on operating information technologies and financial systems and resources. Our business and financial results are dependent upon a number of factors, including our ability to:

     - implement upgraded operations, information technologies and financial systems, procedures and controls;

     -    hire and train new staff and managerial personnel;

     - adapt or amend our business structure to comply with present or future legal requirements affecting our arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of optometry and medicine and referrals to facilities in which doctors have a financial interest;

     - obtain regulatory approvals, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors;

     -    successfully integrate acquisitions into our existing business model;
          and

     - successfully develop new LASIK Select centers and achieve growth and profitability goals of those centers.

     Our failure or inability to successfully implement these and other factors may adversely affect the quality and profitability of our business operations.

     WE DEPEND ON KEY PERSONNEL WHOSE LOSS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success and growth depends in part on the active participation of key medical and management personnel, including Mr. Elias Vamvakas, Chairman of the Board of Directors, and Mr. James Wachtman, Chief Executive Officer. We maintain key person insurance for each of Mr. Vamvakas, Mr. Wachtman and several key ophthalmologists. Despite having this insurance in place, the loss of any one of these key individuals could adversely affect the quality, profitability and growth prospects of our business operations.

     We have employment or similar agreements with the above individuals and other key personnel. The terms of these agreements include, in some cases, entitlements to substantial severance payments in the event of termination of employment by either us or the employee.

     WE MAY BE SUBJECT TO MALPRACTICE AND OTHER SIMILAR CLAIMS AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE INSURANCE AGAINST THESE CLAIMS.

     The provision of medical services at our centers entails an inherent risk of potential malpractice and other similar claims. Beginning October 1, 2002, all of our U.S. professional malpractice insurance had a $250,000 deductible per claim. Patients at our centers execute informed consent statements prior to any procedure performed by doctors at our centers, but these consents may not provide adequate liability protection. Although we do not engage in the practice of medicine or have responsibility for compliance with regulatory and other requirements directly applicable to doctors and doctor groups, claims, suits or complaints relating to services provided at our centers may be asserted against us in the future, and the assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages.

     We currently maintain malpractice insurance coverage and accruals that we believe is adequate both as to risks and amounts covered. In addition, we require the doctors who provide medical services at our centers to maintain comprehensive professional liability insurance and most of these doctors have agreed to indemnify us against certain malpractice and other claims. Our insurance coverage, however, may not be adequate to satisfy claims, insurance maintained by the doctors may not protect us and such indemnification may not be enforceable or, if enforced, may not be sufficient. Our inability to obtain adequate insurance or an increase in the future cost of insurance to us and the doctors who provide medical services at the centers may have a material adverse effect on our business and financial results.

     The excimer laser system uses hazardous gases which if not properly contained could result in injury. We may not have adequate insurance for any liabilities arising from injuries caused by the excimer laser system or hazardous gases. While we believe that any claims alleging defects in our excimer laser systems would usually be covered by the manufacturers' product liability insurance, the manufacturers of our excimer laser systems may not continue to carry adequate product liability insurance.

     WE MAY FACE CLAIMS FOR FEDERAL, STATE AND LOCAL TAXES.

     We operate in 48 states and two Canadian provinces and are subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on our operations, payroll, assets and services. We endeavor to comply with all such applicable tax regulations, many of which are subject to different interpretations, and have hired outside tax advisors who assist in the process. Many states and other taxing authorities have been interpreting laws and regulations more aggressively to the detriment of taxpayers. We believe that we have adequate provisions and accruals in our financial statements for tax liabilities, although we cannot predict the outcome of future tax assessments.

     Tax authorities in two states have contacted us and issued proposed sales tax adjustments in the aggregate amount of approximately $0.7 million for various periods through 2005 on the basis that certain of our business arrangements constitute at least a partially taxable transaction rather than an exempt service. Our discussions with these two state tax authorities are ongoing. If it is determined that any sales tax is owed, we believe that, under applicable laws and our contracts with our customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of our services. However, we may be unable to collect any such amounts from our customers, and in such event we would remain responsible for payment. We cannot yet predict the outcome of these outstanding assessments or any other assessments or similar actions which may be undertaken by other state tax authorities. We have evaluated and implemented a comprehensive sales tax reporting system. We believe that we have adequate provisions in our financial statements with respect to these matters.

     COMPLIANCE WITH INDUSTRY REGULATIONS IS COSTLY AND BURDENSOME.

     Our operations are subject to extensive federal, state and local laws, rules and regulations. Our efforts to comply with these laws, rules and regulations may impose significant costs, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on us. We have incurred significant costs, and expect to incur additional costs in connection with compliance with the provisions of the Sarbanes-Oxley Act of 2002. Our failure to comply with the provisions of Sarbanes-Oxley, including provision relating to internal financial controls, could have a material adverse effect on us.

     Many state laws limit or prohibit corporations from practicing medicine and optometry, and many federal and state laws extensively regulate the solicitation of prospective patients, the structure of our fees and our contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others. Some states also impose licensing requirements. Although we have tried to structure our business and contractual relationships in compliance with these laws in all material respects, if any aspect of our operations were found to violate applicable laws, we could be subject to significant fines or other penalties, required to cease operations in a particular jurisdiction, prevented from commencing operations in a particular state or otherwise be required to revise the structure of our business or legal arrangements. Many of these laws and regulations are ambiguous, have not been definitively interpreted by courts or regulatory authorities and vary from jurisdiction to jurisdiction. Accordingly, we may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of our activities could be challenged.

     Numerous legislative proposals to reform the U.S. health care system have been introduced in Congress and in various state legislatures over the past several years. We cannot predict whether any of these proposals will be adopted and, if adopted, what impact this legislation would have on our business. To respond to any such changes, we could be required to revise the structure of our legal arrangements or the structure of our fees, incur substantial legal fees, fines or other costs, or curtail some of our business activities, reducing the potential profit of some of our arrangements.

     State medical boards and state boards of optometry generally set limits on the activities of ophthalmologists and optometrists. In some instances, issues have been raised as to whether participation in a co-management program violates some of these limits. If a state authority were to find that our co-management program did not comply with state licensing laws, we would be required to revise the structure of our legal arrangements or curtail our operations, and affiliated doctors might terminate their relationships with us.

     Federal and state civil and criminal statutes impose penalties, including substantial civil and criminal fines and imprisonment, on health care providers and persons who provide services to health care providers, including management businesses such as ours, for fraudulently or wrongfully billing government or other insurers. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions and obtain a portion of the damages if the action is successful. We believe that we are in material compliance with these billing laws, but our business could be adversely affected if governmental authorities were to scrutinize or challenge our activities or private parties were to assert a false claim or action against us in the name of the U.S. government.

     Although we believe that we have obtained the necessary licenses or certificates of need in states where such licenses are required and that we are not required to obtain any licenses in other states, some of the state regulations governing the need for such licenses are unclear, and there is no applicable precedent or regulatory guidance to help resolve these issues. A state regulatory authority could determine that we are operating a center inappropriately without a required license or certificate of need, which could subject us to significant fines or other penalties, result in us being required to cease operations in a state or otherwise jeopardize our business and financial results. If we expand to a new geographic market, we may be unable to obtain any new license required in that jurisdiction.

     COMPLIANCE WITH ADDITIONAL HEALTH CARE REGULATIONS IN CANADA IS COSTLY AND BURDENSOME.

     Some Canadian provinces have adopted conflict of interest regulations that prohibit optometrists, ophthalmologists or corporations they own or control from receiving benefits from suppliers of medical goods or services to whom they refer patients. The laws of some Canadian provinces also prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities such as us from practicing medicine or optometry and from directly employing physicians or optometrists. We believe that we are in material compliance with these requirements, but a review of our operations by Canadian regulators or changes in the interpretation or enforcement of existing Canadian legal requirements or the adoption of new requirements could require us to incur significant costs to comply with laws and regulations in the future or require us to change the structure of our arrangements with doctors.

     COMPLIANCE WITH U.S. FOOD AND DRUG ADMINISTRATION REGULATIONS REGARDING THE USE OF EXCIMER LASER SYSTEMS FOR LASER VISION CORRECTION IS COSTLY AND BURDENSOME.

     To date, the FDA has approved excimer laser systems manufactured by some manufacturers for sale for the treatment of nearsightedness, farsightedness and astigmatism up to stated levels of correction. Failure to comply with applicable FDA requirements with respect to the use of the excimer laser could subject us, our affiliated doctors or laser manufacturers to enforcement action, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties.

     The FDA has adopted guidelines in connection with the approval of excimer laser systems for laser vision correction. The FDA, however, has also stated that decisions by doctors and patients to proceed outside the FDA-approved guidelines are a practice of medicine decision, which the FDA is not authorized to regulate. Failure to comply with FDA requirements or any adverse FDA action, including a reversal of its interpretation with respect to the practice of medicine, could result in a limitation on or prohibition of our use of excimer lasers.

     Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the laser manufacturers' ability to obtain regulatory approval of laser equipment. Furthermore, the failure of other excimer laser manufacturers to comply with applicable federal, state or foreign regulatory requirements, or any adverse action against or involving such manufacturers, could limit the supply of excimer lasers, substantially increase the cost of excimer lasers, limit the number of patients that can be treated at our centers and limit our ability to use excimer lasers.

     Most of our eye care centers and access sites in the United States use VISX and/or Alcon Laboratories Inc. excimer lasers. If VISX, Alcon or other excimer laser manufacturers fail to comply with applicable federal, state or foreign regulatory requirements, or if any adverse regulatory action is taken against or involves such manufacturers, the supply of lasers could be limited and the cost of excimer lasers could increase.

     The Roll-On/Roll-Off laser system consists of an excimer laser mounted on a motorized, air suspension platform and transported in a specially modified truck. We believe that use of this transport system does not require FDA approval; the FDA has taken no position in regard to such approval. The FDA could, however, take the position that excimer lasers are not approved for use in this transport system. Such a view by the FDA could lead to an enforcement action against us, which could impede our ability to maintain or increase our volume of excimer laser surgeries. This could have a material adverse effect on our business and financial results. Similarly, we believe that FDA approval is not required for our mobile use of microkeratomes or the cataract equipment transported by our mobile cataract operations. The FDA, however, could take a contrary position that could result in an enforcement action.

     DISPUTES WITH RESPECT TO INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BUSINESS.

     There has been substantial litigation in the United States and Canada regarding the patents on ophthalmic lasers. Although we currently lease or purchase excimer lasers and other technology from the manufacturers, if the use of an excimer laser or other procedure performed at any of our centers is deemed to infringe a patent or other proprietary right, we may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty-bearing license, which may involve substantial costs, including ongoing royalty payments. If a license is not available on acceptable terms, we may be required to seek the use of products which do not infringe the patent.

     We have also secured patents for portions of the equipment we use to transport our mobile lasers. Our patents and other proprietary technology are important to our success. These patents could be challenged, invalidated or circumvented in the future. Litigation regarding intellectual property is common and our patents may not adequately protect our intellectual property. Defending and prosecuting intellectual property proceedings is costly and involves substantial commitments of management time. If we fail to successfully defend our rights with respect to our intellectual property, we may be required to pay damages and cease using our equipment to transport mobile lasers, which may have a material adverse effect on our business.

     WE MAY NOT HAVE THE CAPITAL RESOURCES NECESSARY IN ORDER TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES.

     Modern medical technology changes rapidly. New or enhanced technologies and therapies may be developed with better performance or lower costs than the laser vision correction currently provided at our centers. We may not have the capital resources to upgrade our excimer laser equipment, acquire new or enhanced medical devices or adopt new or enhanced procedures at the time that any advanced technology or therapy is introduced.

     THE ABILITY OF OUR SHAREHOLDERS TO EFFECT CHANGES IN CONTROL OF OUR COMPANY IS LIMITED.

     We have a shareholder rights plan which enables the Board of Directors to delay a change in control of our company. This could discourage a third party from attempting to acquire control of our company, even if an attempt would be beneficial to the interests of the shareholders. In addition, since we are a Canadian corporation, investments in our company may be subject to the provisions of the Investment Canada Act. In general, this act provides a system for the notification to the Investment Canada agency of acquisitions of Canadian businesses by non-Canadian investors and for the review by the Investment Canada agency of acquisitions that meet thresholds specified in the act. To the extent that a non-Canadian person or company attempted to acquire 33% or more of our outstanding common stock, the threshold for a presumption of control, the transaction could be reviewable by the Investment Canada agency. The Investment Canada Act also applies to a change of control effected by a sale of all or substantially all of the assets of our company. These factors and others could have the effect of delaying, deferring or preventing a change of control of our company supported by shareholders but opposed by our Board of Directors.

     AS THE MAJORITY OWNER OF OCCULOGIX, IT MAY BE NECESSARY FOR US TO FUND ADDITIONAL CAPITAL REQUIREMENTS.

     OccuLogix reported approximately $41.3 million of cash and short-term investments as of December 31, 2005, largely as a result of its initial public offering in December 2004. Although it expects the current cash and short-term investments to be adequate to support its operations for at least the next 12 months, OccuLogix anticipates that the funding requirements for its activities will continue to increase substantially, primarily due to its efforts to achieve FDA approval for and to commercialize the RHEO(TM) System. OccuLogix may need to seek additional funds in the future, and it may be necessary for us to fund OccuLogix's additional capital requirements as the majority shareholder in order to avoid dilution of the value of our ownership.

     THERE IS NO GUARANTEE THAT OCCULOGIX WILL BE SUCCESSFUL IN OBTAINING FDA APPROVAL OR COMMERCIALIZING THE RHEO(TM) SYSTEM.

     On February 3, 2006, OccuLogix announced that, based on a preliminary analysis of the data from MIRA-1 (a pivotal clinical trial), MIRA-1 did not meet its primary efficacy endpoint as it did not demonstrate a statistically significant difference in the mean change of Best Spectacle-Corrected Visual Acuity applying the Early Treatment Diabetic Retinopathy Scale, or ETDRS BCVA, between the treated and placebo groups in MIRA-1 at 12 months post-baseline. As expected, the treated group demonstrated a positive result. An anomalous response of the control group is the principal reason why the primary efficacy endpoint was not met. There were subgroups that did demonstrate statistical significance in their mean change of ETDRS BCVA versus control. OccuLogix is in the process of analyzing further the study data.

     The MIRA-1 protocol required OccuLogix to obtain a minimum of 150 complete clinical data sets. To that end, OccuLogix had enrolled a total of 185 patients in MIRA-1 as of December 31, 2004. On November 17, 2005, OccuLogix announced that it had collected complete 12-month post-treatment data sets for 169 of these patients. As of December 31, 2004, OccuLogix had also submitted to the FDA the first three of four modules of the Pre-market Approval Application, or PMA, filing, the non-clinical portion. The non-clinical portion of the PMA consisted of technical data relating to components of the RHEO(TM) System. Although OccuLogix had intended to submit the fourth module, which consists of the follow-up clinical data, in two components, following discussions with the FDA, it subsequently elected to file only one PMA clinical module following completion of the 12-month data on at least 150 data sets.

     Subsequent to the February 3, 2006 announcement, OccuLogix completed an in-depth analysis of the MIRA-1 study data identifying subjects that were included in the intent-to-treat, or ITT, population but who deviated from the MIRA-1 protocol as well as those patients who had documented losses or gains in vision for reasons not related to retinal disease such as cataracts. Those subjects in the ITT population who met the protocol requirements, and who did not exhibit ophthalmic changes unrelated to retinal disease, comprised the modified per-protocol population.

     In the modified per-protocol analysis, eyes treated with RHEO(TM) Therapy demonstrated a mean vision gain of 0.8 lines of ETDRS BCVA at 12 months post-baseline, compared to a mean vision loss of 0.1 lines of ETDRS BCVA in the eyes of the placebo group. The result was statistically significant (repeated measure p value = 0.0147). The following table presents a summary of the ETDRS BCVA changes observed 12 months post-baseline in the modified per-protocol analysis of MIRA-1:

                                          Treatment Group   Placebo Group
                                               (n=69)           (n=46)
                                          ---------------   -------------
Vision improvement greater or equal to:
1 line                                         46.4%            19.6%
2 lines                                        27.5%             8.7%
3 lines                                         8.7%             2.2%
Vision loss greater or equal to:
1 line                                         11.6%            23.9%
2 lines                                         5.8%             6.5%
3 lines                                         2.9%             2.2%

     Within the modified per-protocol population with pre-treatment vision worse than 20/40, 50.0% of RHEO(TM) Therapy-treated eyes improved, after treatment, to 20/40 or better and would be able to qualify for a driver's license 12 months post-baseline, compared to 20.0% of placebo eyes.

     OccuLogix will be re-evaluating its PMA submission strategy. The per-protocol population analysis comprises 115 complete data sets, while OccuLogix had been required to obtain a minimum of 150 complete data sets. OccuLogix is planning to meet with representatives of the FDA in the second quarter of 2006 in order to discuss the impact on the PMA submission strategy of the MIRA-1 study results and the fact of the per-protocol population being fewer than 150. It is more likely than not that OccuLogix will be required to conduct a follow-up clinical trial of the RHEO(TM) System. However, until OccuLogix has discussions with the FDA, it will not know if a follow-up clinical trial will be necessary and, if one is necessary, what its nature, size, scope or duration will be.

     OccuLogix cannot begin commercialization in the United States until it receives FDA approval. Until OccuLogix has discussions with the FDA, it will not be able to anticipate when, if ever, it will receive FDA approval. Accordingly, at this time, OccuLogix does not know when it can expect to begin to generate revenues in the United States.

     Prior to the announcement on February 3, 2006 of the preliminary analysis of the data from MIRA-1, in anticipation of commercialization in the United States, OccuLogix was establishing a plan to educate members of the eye care community about RHEO(TM) Therapy. It was in the process of identifying multi-facility health care service providers, including hospitals, dialysis clinics and ambulatory surgery centers, as well as private practices, which it believes may be interested in providing RHEO(TM) Therapy in their facilities. One of these potential providers may be TLCVision due to our relationships with a large number of optometrists and ophthalmologists in the United States. Pending the outcome of its discussions with the FDA and the determination of the parameters of any follow-up clinical trial of the RHEO(TM) System, OccuLogix has suspended, for the time being, all of its activities that were being conducted in anticipation of commercialization in the United States.

     In 2003, OccuLogix received Health Canada approval for the components of the RHEO(TM) System. The approval allows OccuLogix to market the RHEO(TM) System in Canada for use in the treatment of patients suffering from dysproteinemia due, for example, to abnormal plasma viscosity and/or macular disease. Upon receiving the approval, OccuLogix began limited commercialization of the RHEO(TM) System through sales of OctoNova pumps and disposable treatment sets to three clinics in Canada. In September 2004, OccuLogix signed an agreement with a private Canadian company called Rheo Therapeutics Inc. (now Veris Health Services Inc.) ("Veris"), a provider of RHEO(TM) Therapy, which agreed to purchase approximately 8,000 treatment sets and 20 OctoNova pumps by the end of 2005, with an option to purchase up to an additional 2,000 treatment sets, subject to availability. However, due to delays in its plans to open a number of commercial treatment centers in various Canadian cities where RHEO(TM)

Therapy would be performed, Veris no longer required the contracted-for number of treatment sets for such period. OccuLogix agreed to keep the original pricing for a reduced number of treatment sets. In December 2005, by letter agreement, OccuLogix agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. OccuLogix intends to negotiate with Veris purchase orders for the future. Dr. Jeffery Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of our Company.

     In summary, OccuLogix's primary activities to date have included commercialization of the RHEO(TM) System in Canada, working to obtain FDA regulatory approval for the RHEO(TM) System and building an operating infrastructure to support potential U.S. sales following approval by the FDA. Pending the outcome of OccuLogix's discussions with the FDA regarding the full analysis of the MIRA-1 study data, it is reasonably likely that the focus of its primary activities will shift.

     OUR STOCK PRICE AND REPORTED RESULTS MAY BE IMPACTED BY THE OPERATING RESULTS OF OCCULOGIX.

     As a significant shareholder of OccuLogix, our stock price may be affected by changes in the price of OccuLogix's common stock. We are unable to predict how fluctuations in OccuLogix's stock price will affect our own stock price. Because we have a controlling financial interest in OccuLogix, the results of operations of this entity are consolidated into the operating results of our other businesses. OccuLogix expects to continue to report significant operating losses for the next several years. Because of the numerous risks and uncertainties associated with developing and commercializing new medical therapies, including obtaining FDA approval, OccuLogix is unable to predict the extent of any future losses or when it will become profitable, if ever. Because we are a significant shareholder of OccuLogix, our operating results and stock price may be negatively impacted by the operating results of OccuLogix. In the event that we were to reduce our ownership interest to the level where consolidation was not required, our operating results would still be impacted by OccuLogix to the extent of our ownership, via earnings from equity investments.

     As noted previously, on February 3, 2006, OccuLogix announced that the preliminary analysis of the data from MIRA-1 indicated that MIRA-1 did not demonstrate a statistically significant mean change of BCVA. As a result, the share price of OccuLogix's stock as traded on the NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in the market capitalization of OccuLogix from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price after the announcement. The resulting decrease in the share price was identified as an indicator of impairment leading to an analysis of OccuLogix's intangible assets and goodwill and resulting in OccuLogix reporting an impairment charge to goodwill of $147.5 million. Because we accounted for the OccuLogix reorganization at historical cost, we eliminate OccuLogix's goodwill balance in consolidation (see Note 1).

     OccuLogix believes that the announcement made it unlikely that it would be able to collect on amounts outstanding from its sole customer, Veris, resulting in a provision for bad debts of $0.5 million related to revenue reported prior to December 2005. OccuLogix did not recognize $0.5 million of revenue related to goods shipped in December 2005, based on collectibility not being reasonably assured. OccuLogix also fully expensed the $0.2 million advance that it had paid to Veris in connection with clinical trial services to be provided by Veris for one of OccuLogix's clinical trials. OccuLogix also evaluated its ending inventory balance as of December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with initial expectations. Accordingly, OccuLogix set up a provision for obsolescence of $2.0 million for filter sets that are unlikely to be utilized prior to their expiration dates. As a result of the above entries, our reported pre-tax earnings for the quarter and year ended December 31, 2005 were reduced by $1.6 million.

     Additional adjustments to asset values may be required as OccuLogix continues its evaluation and operations, and those adjustments may be material. Those adjustments could impact our stock price as well as our results to the extent of our ownership percentage in OccuLogix.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The Company's 82 centers are located in leased premises throughout the United States and Canada. The leases are negotiated on market terms and typically have terms of five to ten years. TLCVision's International Headquarters are located in Mississauga, Ontario, Canada. TLCVision's U.S. Corporate Office is located in approximately 20,500 square feet of leased office space in St. Louis, Missouri under a lease that will expire in 2006. The Company entered into a ten-year lease for new U.S. corporate office space in St. Louis, Missouri that begins in mid-2006. TLCVision also maintains approximately 7,000 square feet of office/warehouse space in Bloomington, Minnesota for its mobile cataract operations. The Bloomington facility lease expires in 2009.

     The terms of the Company's leases provide for total aggregate monthly lease obligations of approximately $0.6 million in 2006.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The Common Shares are listed on the Toronto Stock Exchange under the symbol "TLC" and on the NASDAQ National Market under the symbol "TLCV." The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on the Toronto Stock Exchange and the Nasdaq National Market:

                                             THE
                                           TORONTO            NASDAQ
                                            STOCK            NATIONAL
                                           EXCHANGE           MARKET
                                      -----------------   --------------
                                        HIGH      LOW      HIGH     LOW
                                      -------   -------   ------   -----
Fiscal 2004
First Quarter March 31, 2004.......   C$15.38   C$ 8.32   $11.75   $6.50
Second Quarter June 30, 2004.......     17.50     13.42    12.82    9.81
Third Quarter September 30, 2004...     15.55     10.37    11.92    7.95
Fourth Quarter December 31, 2004...     14.90     10.36    12.24    8.48
Fiscal 2005
First Quarter March 31, 2005.......   C$12.54   C$10.60   $10.26   $8.87
Second Quarter June 30, 2005.......     11.46      9.80     9.42    8.16
Third Quarter September 30, 2005...     12.14      7.85     9.86    6.77
Fourth Quarter December 31, 2005...      7.99      6.90     6.87    5.89

     As of March 6, 2006, there were approximately 774 record holders of the Common Shares.

     The Company has never declared or paid cash dividends on the Common Shares. It is the current policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business, and therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future. In addition, the Company's ability to pay dividends is currently restricted pursuant to the Company's line of credit facility.

SHARE REPURCHASE PLAN

     The following table provides information about purchases by the Company during the fourth quarter ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                   Issuer Purchases of TLCVision Common Stock

                                                       Total Number of Shares
                                                        Purchased as Part of    Maximum Number of Shares that May
                    Total Number of    Average Price     Publicly Announced         Yet Be Purchased Under the
     Period        Shares Purchased   Paid per Share        Programs (1)                   Programs (1)
     ------        ----------------   --------------   ----------------------   ---------------------------------
As of 09/30/2005       1,829,800          $8.0334             1,829,800                      170,200
10/01/2005-
   10/31/2005            170,200           6.8641               170,200                           --
                       ---------          -------             ---------                      -------
Total                  2,000,000          $7.9339             2,000,000                           --
                       ---------          -------             ---------                      -------

(1) On December 20, 2004, the Company announced a stock repurchase program, pursuant to which up to 2.0 million shares of its common stock may be repurchased. During 2005, the Company repurchased and retired 2.0 million common shares for $15.9 million completing its previously announced 2.0 million share repurchase program.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2005, regarding compensation plans under which equity securities of TLCVision are authorized for issuance (shares in thousands).

                                                                                                  Number of securities
                                                                                                remaining available for
                                                     Number of securities    Weighted-average    future issuances under
                                                       to be issued upon    exercise price of     equity compensation
                                                          exercise of          outstanding          plans (excluding
                                                     outstanding options,   options, warrants   securities reflected in
                                                      warrants and rights       and rights            column (a))
Plan category                                                 (a)                  (b)                    (c)
-------------                                        --------------------   -----------------   -----------------------
Equity compensation plans approved by security
   holders........................................           3,536               $5.53(1)                1,031
Equity compensation plans not approved by
   security holders...............................              --                  --                      --
                                                             -----               -----                   -----
Total.............................................           3,536               $5.53(1)                1,031
                                                             =====               =====                   =====

(1) Represents the weighted-average exercise price of outstanding options, warrants and rights denominated in U.S. dollars. The weighted-average exercise price of outstanding options, warrants and rights denominated in Canadian dollars was C$5.26.

See Note 14 to the audited consolidated financial statements for more information regarding the material features of the Company's outstanding options, warrants and rights.

On November 8, 2005, the Company completed the purchase of TruVision, Inc., a managed care contractor to health plan members and large corporations. In connection with the transaction, the Company issued as consideration to one former shareholder of TruVision an aggregate of 3,913 common shares having an approximate dollar value of $24,000. The issuance of common shares was structured as a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected historical consolidated financial data of TLCVision for the fiscal years ended December 31, 2005, 2004 and 2003, twelve months ended December 31, 2002, seven-month transitional period ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001, which have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K and the consolidated financial statements of the Company included in the Company's December 31, 2002 Transition Report on Form 10-K, May 31, 2002 and 2001 Annual Reports on Form 10-K and the unaudited twelve-month period ended December 31, 2002. The following table should be read in conjunction with the Company's financial statements, the related notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                    YEAR ENDED         SEVEN-MONTH      TWELVE                YEAR ENDED
                                                      MAY 31,         PERIOD ENDED   MONTHS ENDED            DECEMBER 31,
                                               --------------------   DECEMBER 31,   DECEMBER 31,   ------------------------------
                                                2001(2)    2002(3)       2002(4)        2002(5)      2003(6)    2004(7)    2005(8)
                                               --------   ---------   ------------   ------------   --------   --------   --------
                                                                                    UNAUDITED
(U.S. dollars, in thousands except per
share amounts, shares and operating data)
STATEMENT OF OPERATIONS DATA
Net revenues ...............................   $174,006   $ 134,751     $100,154      $ 164,605     $200,918   $247,247   $260,025
Cost of revenues ...........................    110,016      97,789       80,825        125,163      148,543    170,738    180,725
   Gross profit ............................     63,990      36,962       19,329         39,442       52,375     76,509     79,300
General and administrative .................     44,464      36,382       25,567         38,158       27,001     26,866     36,497
Income (loss) before cumulative effect of
   accounting change .......................    (37,773)   (146,675)     (43,343)      (144,731)      (9,399)    43,708      6,885
Income (loss) per share before cumulative
   effect of accounting change, diluted ....   $  (1.00)  $   (3.74)    $  (0.68)     $   (2.68)    $  (0.15)  $   0.61   $   0.10
Weighted average number of Common
   Shares outstanding, diluted .............     37,779      39,215       63,407         54,077       64,413     71,088     71,380

OPERATING DATA (unaudited)
Number of eye care centers at end
   of period ...............................         59          80           84             84           76         73         81
Number of access service sites(1)
   Refractive ..............................         --         336          304            304          270        327        316
   Cataract ................................         --         280          274            274          359        371        563
Number of laser vision correction
   procedures:
   Centers .................................    122,800      95,000       49,700         95,000      100,500    115,700    119,100
   Access ..................................         --          --       43,200         47,000       75,600     80,700     71,800
   Mobile cataract .........................         --          --       23,300         24,800       40,700     43,700     49,000
Total procedures ...........................    122,800      95,000      116,200        166,800      216,800    240,100    239,900

                                                MAY 31,     MAY 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2001        2002         2002           2003           2004           2005
                                               --------   ---------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA
Cash and cash equivalents ..................   $ 47,987   $  45,074    $  34,231      $  21,580      $  33,435      $  31,729
Working capital ............................     42,366      23,378       12,523         10,868        131,195         66,896
Total assets ...............................    238,438     245,515      196,056        190,748        305,241        301,043
Long-term debt, excluding current portion ..      8,313      14,643       15,760         19,242          9,991         12,665

STOCKHOLDERS' EQUITY
Common stock ...............................    276,277     387,701      388,769        397,878        458,959        450,703
Option and warrant equity ..................        532      11,755       11,035          8,143          2,872          1,861
Accumulated deficit ........................    (80,161)   (242,010)    (285,353)      (294,752)      (251,044)      (244,159)
Accumulated other comprehensive loss .......     (9,542)         --           --             --             --             --
Total stockholders' equity .................    187,106     155,014      111,828        111,269        210,787        208,405

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

(6) In fiscal 2003, the selected financial data of the Company included an adjustment to the fair value of long-term receivables of $0.2 million.

(7)  In fiscal 2004, the selected financial data of the Company included:

     (a) an adjustment to the fair value of long-term receivables of $1.2 million;

     (b) other income of $25.8 million from the gain on sale of OccuLogix stock; and

     (c)  an executive severance charge of $2.6 million.

(8)  In fiscal 2005, the selected financial data of the Company included:

     (a) a write-down of $1.1 million in the fair value of intangibles and an adjustment to the fair value of long-term liabilities of $0.2 million;

     (b) OccuLogix inventory and accounts receivable write-downs of $1.6 million, after minority interests; and

     (c) a $1.2 million correction of an error related to 2004 income taxes as described in footnote 15 to the consolidated financial statements.

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

OVERVIEW

     TLC Vision Corporation is a diversified eye care services company dedicated to improving lives through better vision by providing eye doctors with the tools and technologies they need to deliver high quality patient care. The majority of the Company's revenues come from laser refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS subsidiary, the Company furnishes hospitals and other facilities with mobile or fixed site access to cataract surgery equipment, supplies and technicians. The Company is continuing to expand MSS into other mobile diagnostic services, such as glaucoma screening. Through its ambulatory surgery center (ASC) subsidiaries, TLCVision develops, manages and has equity participation in single- and multi-specialty ASCs. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. The Company is also a 51% majority owner of OccuLogix, which focuses on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood. OccuLogix, is also a reporting company with the Commission, and its stock is publicly traded on the Nasdaq National Market and the Toronto Stock Exchange.

     The Company recognizes revenues at the time procedures are performed or services are rendered. Revenues include amounts charged to patients for procedures performed at laser centers, amounts charged to physicians for laser access and service fees, and management fees from managing refractive and secondary care practices. Under the terms of management service agreements, the Company provides non-clinical services, which include facilities, staffing, equipment lease and maintenance, marketing and administrative services to refractive and secondary care practices in return for management fees. For third party payor programs and corporations with arrangements with TLCVision, the Company's management fee and the fee charged by the surgeon are both discounted in proportion to the discount afforded to these organizations. While the Company does not direct the manner in which the surgeons practice medicine, the Company does direct the day-to-day non-clinical operations of the centers. The management service agreements typically are for an extended period of time, ranging from five to 15 years. Management fees are equal to the net revenue of the physician practice, less amounts retained by the physician groups.

     Included in costs of revenue are the laser fees payable to laser manufacturers for royalties, doctors' compensation, use and maintenance of the lasers, variable expenses for consumables and facility fees, as well as center costs associated with personnel, facilities and depreciation of center assets.

     Selling, general and administrative expenses include expenses that are not directly related to the provision of laser correction services or cataract services.

     The Company serves surgeons who performed over 279,200 procedures, including refractive and cataract procedures, at the Company's centers or using the Company's equipment during the year ended December 31, 2005. In the twelve months ended December 31, 2005, the Company's refractive procedure volume decreased to 190,900 compared to 196,400 in the twelve months ended December 31, 2004, a decrease of 5,500 procedures or 3%. Being an elective procedure, laser vision correction volumes will fluctuate due to changes in economic and stock market conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data.

DEVELOPMENTS DURING FISCAL 2005

     ACQUISITIONS AND DIVESTITURES

     On July 11, 2005, the Company acquired substantially all the assets of Kremer Laser Eye ("Kremer"). Kremer operates three refractive centers and one ambulatory surgery center all of which are located in the northeastern part of the United States. For over 20 years, Kremer has been an integrated eye care company providing refractive, cataract and glaucoma surgery services. The acquisition of Kremer expands the Company's presence in both the refractive and ASC businesses in one of the largest populated markets in the United States. The purchase price for the acquired assets was $29.7 million. In addition, the Company assumed certain liabilities and incurred transaction costs of $1.1 million. Simultaneously with this transaction, the Company sold an 18% interest in Kremer to a group of doctors associated with Kremer for $5.3 million. As a result, the Company maintains an 82% ownership interest in Kremer.

     On December 1, 2005, the Company acquired a 49% interest in Liberty Eye Surgical Center, LLC ("Liberty") for $6.2 million in cash. Liberty is an ambulatory surgery center located in Philadelphia, Pennsylvania that primarily provides cataract surgery services.

     On November 8, 2005, the Company acquired TruVision, Inc. ("TruVision") for $17.4 million in cash and 3,913 shares of company common stock valued at approximately $24,000 coupled with a three-year earn out. TruVision is a managed care contractor to health plan members and large corporations across 44 states. TruVision's services enable insurance health plans and large corporations to offer LASIK vision surgery to their members at a reduced price.

     On July 1, 2005, the Company acquired a 100% interest in Millennium Laser Eye ("Millennium") for $6.1 million in cash plus the assumption of certain liabilities. Millennium provides refractive services in Washington, D.C.

     On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. ("Aspen") to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses.

CRITICAL ACCOUNTING POLICIES

     IMPAIRMENT OF GOODWILL

     The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") 142, which requires the Company to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. SFAS 142 requires the Company to determine the fair value of its reporting units. Because quoted market prices do not exist for the Company's reporting units, the Company uses the present value of expected future cash flows to estimate fair value. Management must make significant estimates and assumptions about future conditions to estimate future cash flows. If these estimates or their related assumptions change in the future, including general economic and competitive conditions, the Company may be required to record impairment charges related to these assets.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for its long-lived assets in accordance with SFAS 144, which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on many factors including general and economic conditions and are subject to change. A change in these assumptions could result in material charges to income.

     RECOVERABILITY OF DEFERRED TAX ASSETS

     The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the income tax bases of such assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized. In assessing the adequacy of the valuation allowances, the Company considers the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. At December 31, 2005, the Company had valuation allowances of $75.6 million to fully offset deferred tax assets of $75.6 million. The valuation allowance was based on the uncertainty of the realizability of certain deferred tax assets. In the event the Company determines it is more likely than not it will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net income, reducing goodwill or increasing equity in the period such determination was made.

     ACCRUAL OF MEDICAL MALPRACTICE CLAIMS

     The nature of the Company's business is such that it is subject to medical malpractice lawsuits. To mitigate a portion of this risk, the Company maintains insurance in the United States for individual malpractice claims with a deductible of $250,000 per claim and a total annual aggregate deductible of $15 million. Management and the Company's insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company has recorded reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settled claims is higher than the Company's historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.

RISK FACTORS

     See "Item 1A - Risk Factors."

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

     Total revenues for the year ended December 31, 2005 were $260.0 million, an increase of $12.8 million or 5% over revenues of $247.2 million for the year ended December 31, 2004. Approximately 72% of total revenues for the year ended December 31, 2005 were derived from refractive services compared to 74% during the year ended December 31, 2004.

     Revenues from the refractive segment for the year ended December 31, 2005 were $186.6 million, an increase of $4.2 million or 2% over revenues of $182.4 million for the year ended December 31, 2004. The increase in refractive revenues was due largely to higher average pricing and procedures from centers that were acquired during 2005 partially offset by lower procedure volume. Refractive procedures for the year ended December 31, 2005 were approximately 190,900, a decrease of 5,500 or 3% from refractive procedures of 196,400 for the year ended December 31, 2004. Procedures for Laser Eye Care of California ("LECC"), a 30% owned subsidiary, were included in both periods, and account for 18,100 procedures for the year ended December 31, 2005, an increase of 1,400 procedures over the year ended December 31, 2004.

     Revenues from centers for the year ended December 31, 2005 were $150.2 million, an increase of $8.4 million or 6% over revenues of $141.8 million for the year ended December 31, 2004. The increase in centers revenues was due to a 3,300 or 3% increase in centers procedures and higher average pricing.

     Revenues from access services for the year ended December 31, 2005 were $36.5 million, a decrease of $4.2 million or 10% from revenues of $40.7 million for the year ended December 31, 2004. The decrease in access revenues was primarily due to a 8,800 or 11% decrease in access procedures partially offset by higher average pricing.

     Revenues from other healthcare services for the year ended December 31, 2005 were $73.4 million, an increase of $8.6 million or 13% over revenues of $64.8 million for the year ended December 31, 2004. The increase in other healthcare services revenue primarily resulted from internal growth of existing businesses and contributions from ASC and mobile cataract businesses acquired within the past year. Approximately 28% of the total revenues for the year ended December 31, 2005 were derived from other healthcare services compared to 26% during the year ended December 31, 2004.

     The cost of refractive revenues for the year ended December 31, 2005 was $133.5 million, an increase of $3.2 million or 2% over the cost of refractive revenues of $130.3 million for the year ended December 31, 2004. This increase was primarily attributable to a higher percentage of refractive procedures coming from centers, which have a higher per procedure cost than access procedures. The increase is also due to higher costs associated with higher priced procedures, primarily Custom LASIK and Intralase partially offset by a decrease in total refractive procedures. Gross margins for the refractive business as a whole remained consistent at 29% for the years ended December 31, 2005 and 2004.

     The cost of revenues from centers for the year ended December 31, 2005 was $106.5 million, an increase of $5.1 million or 5% over the cost of revenues of $101.4 million for the year ended December 31, 2004. This increase primarily resulted from higher procedure volume and higher costs associated with higher priced procedures. Gross margins from centers were 29% for the year ended December 31, 2005, increasing less than 1% from gross margins for the year ended December 31, 2004.

     The cost of revenues from access services for the year ended December 31, 2005 was $27.0 million, a decrease of $1.9 million or 7% over the cost of revenues of $28.9 million for the year ended December 31, 2004. This decrease primarily resulted from lower procedure volume partially offset by higher costs associated with higher priced procedures. Gross margins from access services decreased to 26% for the year ended December 31, 2005 from 29% during the year ended December 31, 2004. This margin percentage decrease was primarily due to lower procedure volumes and lower margins associated with higher priced procedures.

     The cost of revenues from other healthcare services for the year ended December 31, 2005 was $47.3 million, an increase of $6.9 million or 17% over the cost of revenues of $40.4 million for the year ended December 31, 2004. The increase in cost of revenues was primarily related to incremental costs incurred to generate the increased revenue of the other healthcare service business and included an increase of $2.0 million related to a provision for OccuLogix's inventory. Gross margins decreased to 36% from 38% due principally to the $2.0 million provision for OccuLogix's inventory.

     General and administrative expenses increased to $36.5 million for the year ended December 31, 2005 from $26.9 million for the year ended December 31, 2004. The $9.6 million or 36% increase included an $8.0 million increase as a result of consolidating the results of operations of OccuLogix for 2005 (began consolidating in December 2004). The remaining $1.6 million increase was primarily due to increased costs associated with acquisitions made during the year.

     Marketing and sales expenses increased to $21.7 million for the year ended December 31, 2005 from $18.7 million for the year ended December 31, 2004. The $3.0 million or 16% increase included a $0.5 million increase as a result of consolidating the results of operations of OccuLogix for 2005 (began consolidating in December 2004). The remaining $2.5 million increase was primarily due to higher corporate marketing spending and increased costs associated with acquisitions made during the year.

     Research and development, clinical and regulatory expenses increased to $5.3 million for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004. The $3.5 million increase was due to increased costs incurred by OccuLogix related to its efforts to complete the MIRA-1 clinical trial.

     Amortization expenses decreased to $4.0 million for the year ended December 31, 2005 from $4.1 million for the year ended December 31, 2004. This decrease was due to lower expenses from certain fully amortized intangible assets partially offset by increases from intangibles acquired during the year ended December 31, 2005.

     Other operating expenses, net decreased to $0.8 million for the year ended December 31, 2005 from $0.9 million for the year ended December 31, 2004. For the year ended December 31, 2005, other operating expenses, net primarily included $1.0 million of center closing costs and $0.9 million of net write-downs of the fair values of intangibles and long-term liabilities partially offset by $0.4 million of miscellaneous income, a $0.3 million gain on the sale of a subsidiary and a $0.3 million reimbursement received under a previous research and development arrangement. For the year ended December 31, 2004, other operating expenses, net primarily included $2.6 million of severance accruals for two officers under terms of employment contracts and $0.8 million of losses on sales and disposals of fixed assets partially offset by a $1.2 million adjustment to the fair value of a long-term receivable and a $1.1 million gain on the sale of LECC.

     During the year ended December 31, 2004, the Company recorded a $25.8 million gain on the sale of 2.3 million shares of OccuLogix's common stock. There was no such sale of OccuLogix's common stock during the year ended December 31, 2005.

     Interest income increased to $4.3 million for the year ended December 31, 2005 from $2.0 million for the year ended December 31, 2004. This $2.3 million increase included a $1.5 million increase as a result of consolidating the operations of OccuLogix for 2005 (began consolidating in December 2004). The remaining $0.8 million increase was due to an increase in the Company's cash and cash equivalents and short-term investments balances as well as higher rates of return.

     Interest expense decreased to $1.7 million for the year ended December 31, 2005 from $2.6 million for the year ended December 31, 2004. This $0.9 million decrease was due to declining debt and capital lease obligations.

     Minority interest expense decreased to $1.3 million for the year ended December 31, 2005 from $7.0 million for the year ended December 31, 2004. This $5.7 million decrease included a $6.6 million decrease due to consolidating the results of operations of OccuLogix for 2005 (began consolidating in December
2004) partially offset by a $0.9 million increase from the Company's other business segments.

     Earnings from equity investments increased to $2.5 million for the year ended December 31, 2005 from $2.1 million for the year ended December 31, 2004. This $0.4 million increase was primarily due to a $0.7 million increase in earnings from an ASC that was acquired in December 2004.

     Income tax expense increased to $7.9 million for the year ended December 31, 2005 from $0.6 million for the year ended

     December 31, 2004. This $7.3 million increase was primarily a result of the nature of the Company's net operating loss carryforwards that were utilized in 2005 compared to those utilized in 2004 and correcting a $1.2 million 2004 income tax expense understatement in 2005, as described in footnote 15 to the consolidated financial statements. During 2005, the Company principally reversed deferred tax valuation allowances to goodwill and equity compared to income tax benefit in 2004. The income tax expense increase of $7.3 million is primarily a non-cash increase.

     Net income for the year ended December 31, 2005 was $6.9 million or $0.10 per share compared to net income of $43.7 million or $0.61 per share for the year ended December 31, 2004. This $36.8 million decrease reflected a $31.0 million decrease from the AMD segment, which included a gain of $25.8 million in 2004. Excluding the impact of the AMD segment, net income decreased to $14.7 million or $0.21 per share for the year ended December 31, 2005 from $20.5 million or $0.29 per share for the year ended December 31, 2004. As previously noted, net income for 2005 included a primarily non-cash increase in income tax expense of $7.3 million or $0.10 per share.

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

     Total revenues for the year ended December 31, 2004 were $247.2 million, an increase of $46.3 million, or 23% over revenues of $200.9 million for the year ended December 31, 2003. Approximately 74% of total revenues for the year ended December 31, 2004 were derived from refractive services compared to 75% during the year ended December 31, 2003.

     Revenues from the refractive segment for the year ended December 31, 2004 were $182.4 million, an increase of $31.0 million or 20% over revenues of $151.4 million for the year ended December 31, 2003. The increase in refractive revenues was due largely to an increase in refractive procedures. Refractive procedures for the year ended December 31, 2004 were approximately 196,400, an increase of 20,300 or 12% over refractive procedures of 176,100 for the year ended December 31, 2003. Procedures for LECC were included in both periods, and account for 16,700 procedures for the year ended December 31, 2004, an increase of 3,900 procedures over the year ended December 31, 2003. Refractive revenues also increased as a result of a higher mix of procedures performed at the Company's centers and higher average pricing.

     Revenues from centers for the year ended December 31, 2004 were $141.8 million, an increase of $26.5 million or 23% over revenues of $115.3 million for the year ended December 31, 2003. The increase in centers revenues was partially due to a 15,300 or 15% increase in centers procedures. Centers revenues also increased as a result of higher average pricing and additional revenue as a result of adopting FIN 46 partially offset by decreased revenue from deconsolidating LECC.

     Revenues from access services for the year ended December 31, 2004 were $40.7 million, an increase of $4.6 million or 13% over revenues of $36.1 million for the year ended December 31, 2003. The increase in access revenues was primarily due to a 5,100 or 7% increase in access procedures and an increase in procedure mix to the higher priced transportable business.

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

     The cost of refractive revenues for the year ended December 31, 2004 was $130.3 million, an increase of $13.6 million, or 12%, over the cost of refractive revenues of $116.7 million for the year ended December 31, 2003. This increase was primarily attributable to increased procedure volume and higher costs associated with Custom LASIK. Primarily as a result of higher procedure volumes at centers, gross margins for the refractive business as a whole increased to 29% for the year ended December 31, 2004 from 23% for the year ended December 31, 2003.

     The cost of revenues from centers for the year ended December 31, 2004 was $101.4 million, an increase of $10.1 million or 11% over the cost of revenues of $91.3 million for the year ended December 31, 2003. This increase primarily resulted from $5.5 million of additional costs related to increased procedure volume and higher costs associated with Custom LASIK, and $16.0 million of costs resulting from the Company's adoption of FIN 46 effective January 1, 2004. These increases were partially offset by $11.4 million in cost of revenues for LECC during the year ended December 31, 2003 (as compared to none during the year ended December 31, 2004).

     Gross margins from centers increased to 28% for the year ended December 31, 2004 from 21% during the year ended December 31, 2003 as higher procedure volumes led to strong incremental variable margin gains. This margin percentage increase was diluted by the consolidation of the physician practices managed by the Company due to the adoption of FIN 46. For comparison purposes, had the Company consolidated the physician practices during 2003, the gross margin percentage would have been 18% for the year ended December 31, 2003.

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

     General and administrative expenses decreased to $26.9 million for the year ended December 31, 2004 from $27.0 million for the year ended December 31, 2003. The $0.1 million decrease reflected the Company's success in increasing revenue while controlling general and administrative expenses.

     Marketing and sales expenses decreased to $18.7 million for the year ended December 31, 2004 from $18.8 million for the year ended December 31, 2003. The $0.1 million decrease reflected the Company's success in increasing revenue while controlling marketing expenses.

     Research and development, clinical and regulatory expenses increased to $1.8 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003. Prior to consolidation of OccuLogix, the Company incurred research and development expenses in 2004 and 2003 of $1.2 million and $1.6 million, respectively, relating to investments made to fund research and development efforts by OccuLogix to achieve FDA approval for medical treatments related to dry age-related macular degeneration. Since the technology is in the development stage and has not received FDA approval, the Company accounted for this investment as a research and development arrangement whereby investments were expensed as amounts were expended by OccuLogix. For the year ended December 31, 2004, the total expense of $1.8 million also included $0.6 million of costs incurred by OccuLogix (after consolidation began in December, 2004) related to its efforts to achieve FDA approval for medical treatments related to dry age-related macular degeneration.

     Amortization expenses decreased to $4.1 million for the year ended December 31, 2004 from $6.7 million for the year ended December 31, 2003. This decrease was largely due to the reduction in intangible assets (Practice Management Agreements) resulting from the deconsolidation of LECC.

     Other operating expenses, net decreased to $0.9 million for the year ended December 31, 2004 from $1.2 million for the year ended December 31, 2003. For the year ended December 31, 2004, other operating expenses, net primarily included $2.6 million of severance accruals for two officers under terms of employment contracts and $0.8 million of losses on sales and disposals of fixed assets partially offset by a $1.2 million adjustment to the fair value of a long-term receivable and a $1.1 million gain on the sale of LECC. For the year ended December 31, 2003, other operating expenses, net primarily included $2.0 million of center closing costs partially offset by $0.5 million of gains on sales of fixed assets and a $0.2 million adjustment to the fair value of a long-term receivable.

     During the year ended December 31, 2004, the Company recorded a $25.8 million gain on the sale of 2.3 million shares of OccuLogix's common stock.

     Interest income increased to $2.0 million for the year ended December 31, 2004 from $1.4 million for the year ended December 31, 2003. This $0.6 million increase was due to an increase in the Company's cash and cash equivalents and short-term investments balances as well as higher rates of return.

     Interest expense decreased to $2.6 million for the year ended December 31, 2004 from $2.7 million for the year ended December 31, 2003. This $0.1 million decrease was due to declining debt and capital lease obligations.

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

     Net income for the year ended December 31, 2004 was $43.7 million, or $0.61 per share, compared to a net loss of $9.4 million, or $0.15 per share, for the year ended December 31, 2003. The significant improvement in net income primarily resulted from significant growth in both the refractive and other healthcare services businesses and a gain on the sale of OccuLogix's common stock. Excluding the impact of the AMD segment, net income increased to $20.5 million or $0.29 per share for the year ended December 31, 2004 from a net loss of $7.3 million or $0.11 per share for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2005, the Company continued to focus its activities primarily on increasing refractive, center and other healthcare revenues and volumes through internal growth and acquisitions, controlling operating costs and developing the infrastructure of OccuLogix. Cash and cash equivalents, short-term investments and restricted cash were $70.9 million at December 31, 2005 compared to $145.4 million at December 31, 2004. Working capital at December 31, 2005 decreased to $66.9 million from $131.2 million at December 31, 2004. Decreases in cash and working capital reflect the Company's cash investments in several acquisitions and the commercialization of OccuLogix's RHEO(TM) System during 2005.

     The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, share repurchases, acquisitions and investments, expenditures to fund the development of OccuLogix's infrastructure, to complete clinical trials, to accumulate inventory and to undertake other activities to commercialize the RHEO(TM) System. Normal operating expenses include doctors' compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.

     During the year ended December 31, 2005, the Company invested $8.3 million in fixed assets and received vendor financing for $5.7 million of fixed assets, primarily upgrades for excimer lasers and new equipment related to the growth of the mobile cataract business.

     As new technologies emerge in the refractive market, the Company may need to upgrade its equipment, including excimer lasers and flap-making technology. The Company has access to vendor financing at fixed interest rates or on a per procedure fee basis and expects to continue to have access to these financing options for at least the next 12 months.

     As of December 31, 2005, the Company had contractual obligations relating to long-term debt, capital lease obligations, operating leases for rental of office space and equipment, marketing contracts, royalty obligations and the purchase of additional ownership interest in an ASC requiring future minimum payments aggregating to $60.7 million. Future minimum payments are as follows:

                             PAYMENTS DUE BY PERIOD

                                               LESS                MORE
                                              THAN 1    1 TO 3     THAN
CONTRACTUAL OBLIGATIONS             TOTAL      YEAR     YEARS    3 YEARS
-----------------------            -------   -------   -------   -------
Long-term debt                     $17,933   $ 5,268   $ 6,013   $ 6,652
Capital lease obligations            7,952     3,697     3,632       623
Operating leases                    26,973     7,289    10,229     9,455
Marketing contracts                  6,000     2,000     4,000        --
Royalty obligations                  1,150       100       300       750
Purchase of additional ownership
   interest                            675       675        --        --
                                   -------   -------   -------   -------
Total                              $60,683   $19,029   $24,174   $17,480
                                   =======   =======   =======   =======

     On July 11, 2005, the Company acquired substantially all the assets of Kremer. Kremer operates three refractive centers and one ambulatory surgery center all of which are located in the northeastern part of the United States. For over 20 years, Kremer has been an integrated eye care company providing refractive, cataract and glaucoma surgery services. The acquisition of Kremer expands the Company's presence in both the refractive and ASC businesses in one of the largest populated markets in the United States. The purchase price for the acquired assets was $29.7 million. In addition, the Company assumed certain liabilities and incurred transaction costs of $1.1 million. Simultaneously with this transaction, the Company sold an 18% interest in Kremer to a group of doctors associated with Kremer for $5.3 million. As a result, the Company maintains an 82% ownership interest in Kremer.

     On December 1, 2005, the Company acquired a 49% interest in Liberty for $6.2 million in cash. Liberty is an ambulatory surgery center located in Philadelphia, Pennsylvania that primarily provides cataract surgery services.

     On November 8, 2005, the Company acquired TruVision for $17.4 million in cash and 3,913 shares of company common stock valued at approximately $24,000 coupled with a three-year earn out. TruVision is a managed care contractor to health plan members and large corporations across 44 states. TruVision's services enable insurance health plans and large corporations to offer LASIK vision surgery to their members at a reduced price.

     On July 1, 2005, the Company acquired a 100% interest in Millennium for $6.1 million in cash plus the assumption of certain liabilities. Millennium provides refractive services in Washington, D.C.

     On March 1, 2005, the Company sold its interest in Aspen to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses.

     During 2005, the Company received $1.9 million in proceeds from the exercise of non-qualified stock options to purchase 0.7 million common shares.

     In November 2003, the Company obtained a $15 million line of credit from GE Healthcare Financial Services. This loan is secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and a general lien on most other U.S. assets. As of December 31, 2005, the Company did not have any borrowings drawn under the line of credit and had an available unused line of $15 million.

     The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for the next 12 to 18 months.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $22.5 million for the year ended December 31, 2005. The cash flows provided by operating activities during the year ended December 31, 2005 were primarily due to net income of $6.9 million plus non-cash items including depreciation and amortization of $16.4 million, deferred taxes of $6.3 million, minority interest expense of $1.3 million and compensation expense of $1.4 million. These cash flows were offset by an increase in net operating assets of $7.6 million and earnings from equity investments of $2.5 million. The increase in net operating assets consisted of a $3.0 million increase in accounts receivable due primarily to higher revenues, a $1.9 million increase in prepaid expenses, inventory and other current assets due primarily to increases in inventory at OccuLogix and a $2.8 million decrease in accounts payable and accrued liabilities. Excluding the impact of the AMD segment, net cash provided by operating activities would have been $41.6 million for the year ended December 31, 2005.

CASH FROM INVESTING ACTIVITIES

     Net cash provided by investing activities was $5.3 million for the year ended December 31, 2005. Cash provided by investing activities during the year ended December 31, 2005 included $129.8 million in proceeds from short-term investments, $3.0 million in cash distributions received from equity investments, $3.4 million in net cash associated with the sale of a subsidiary, $1.8 million from the sale of fixed assets and $0.3 million from reimbursements of investments in research and development arrangements. These cash flows were offset by $57.1 million of purchases of short-term investments, $67.6 million for acquisitions and equity investments and $8.3 million for the acquisition of fixed assets. Excluding the impact of the AMD segment, net cash from investing activities would have decreased by $10.7 million to a net cash used in investing activities of $5.4 million. During the next 12 months, the Company plans to continue to invest in other business acquisitions and capital expenditures deemed advisable to further its business objectives.

CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $29.6 million for the year ended December 31, 2005. Net cash used in financing activities during the year ended December 31, 2005 was primarily due to $15.9 million for purchases of treasury stock, $9.5 million for the repayment of certain notes payable and capitalized lease obligations and $8.4 million distributed to minority interests resulting from profits at certain of the Company's business units. These cash outflows were offset by $2.0 million in proceeds from the exercise of stock options and purchases of stock through the employee stock purchase plan and $2.0 million in proceeds from debt financing. Excluding the impact of the AMD segment, net cash used in financing activities would have been $29.9 million for the year ended December 31, 2005. The Company anticipates that the availability to draw upon the unused portion of the Company's $15 million line of credit, if necessary, will be sufficient to fund additional financing needs in 2006.

NEW ACCOUNTING PRONOUNCEMENTS

     For a discussion on recent pronouncements, see Note 2, "Summary of Significant Accounting Policies," in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this Report.

RECENT DEVELOPMENTS

     On February 3, 2006, OccuLogix announced that it had completed a preliminary analysis of the data from MIRA-1, its recently completed pivotal (phase III) clinical trial using its RHEO(TM) System. The data indicated that MIRA-1 did not demonstrate a statistically significant mean change of Best Spectacle-Corrected Visual Acuity. As a result of this announcement, the share price of OccuLogix stock as traded on the NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in the market capitalization of OccuLogix from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day share price average subsequent to the announcement. The resulting decrease in the share price was identified as an indicator of impairment leading to an analysis of OccuLogix's intangible assets and goodwill and resulting in OccuLogix reporting an impairment charge to goodwill of $147.5 million. Because TLCVision accounted for the OccuLogix reorganization at historical cost, it eliminates OccuLogix's goodwill balance in consolidation (see Note 1).

     OccuLogix believes that the announcement made it unlikely that it would be able to collect on amounts outstanding from its sole customer, Veris, resulting in a provision for bad debts of $0.5 million related to revenue reported prior to December 2005. OccuLogix did not recognize $0.5 million of revenue related to goods shipped in December 2005, based on collectibility not being reasonably assured. OccuLogix also fully expensed the $0.2 million advance that it had paid to Veris in connection with clinical trial services to be provided by Veris for one of OccuLogix's clinical trials. OccuLogix also evaluated its ending inventory balance as of December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with initial expectations. Accordingly, OccuLogix set up a provision for obsolescence of $2.0 million for filter sets that are unlikely to be utilized prior to their expiration dates. As a result of the above entries, TLCVision's reported pre-tax earnings for the quarter and year ended December 31, 2005 were reduced by $1.6 million.

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

     During the year ended December 31, 2005, the Board of Directors had an Audit Committee consisting of four non-management directors. The committee met with management and the auditors to review any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the report of independent registered public accounting firm prior to the submission of the financial statements to the Board of Directors for final approval.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TLC Vision Corporation

     We have audited the accompanying consolidated balance sheets of TLC Vision Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TLC Vision Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, on January 1, 2004, the Company adopted the provisions of FASB Interpretation No. 46.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TLC Vision Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion thereon.


St. Louis, Missouri                     /s/ ERNST & YOUNG LLP
March 10, 2006                          ---------------------------------------

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

                                                                        YEAR ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                      2005       2004       2003
                                                                    --------   --------   --------
Revenues:
   Refractive:
      Centers ...................................................   $150,168   $141,782   $115,290
      Access ....................................................     36,453     40,659     36,140
   Other healthcare services ....................................     73,404     64,806     49,488
                                                                    --------   --------   --------
Total revenues ..................................................    260,025    247,247    200,918
                                                                    --------   --------   --------
Cost of revenues:
   Refractive:
      Centers ...................................................    106,476    101,440     91,283
      Access ....................................................     26,974     28,863     25,424
   Other healthcare services ....................................     47,275     40,435     31,836
                                                                    --------   --------   --------
Total cost of revenues ..........................................    180,725    170,738    148,543
                                                                    --------   --------   --------
   Gross profit .................................................     79,300     76,509     52,375
                                                                    --------   --------   --------

General and administrative ......................................     36,497     26,866     27,001
Marketing and sales .............................................     21,714     18,705     18,781
Research and development, clinical and regulatory ...............      5,250      1,825      1,598
Amortization of intangibles .....................................      4,039      4,098      6,685
Other expenses, net .............................................        769        940      1,165
                                                                    --------   --------   --------
                                                                      68,269     52,434     55,230
                                                                    --------   --------   --------
Operating income (loss) .........................................     11,031     24,075     (2,855)

Gain on sale of OccuLogix, Inc. stock ...........................         --     25,792         --
Interest income .................................................      4,280      1,954      1,380
Interest expense ................................................     (1,737)    (2,617)    (2,744)
Minority interests ..............................................     (1,343)    (6,953)    (4,672)
Earnings from equity investments ................................      2,545      2,057         --
                                                                    --------   --------   --------
Income (loss) before income taxes ...............................     14,776     44,308     (8,891)
Income tax expense ..............................................     (7,891)      (600)      (508)
                                                                    --------   --------   --------
Net income (loss) ...............................................   $  6,885   $ 43,708   $ (9,399)
                                                                    ========   ========   ========
Earnings (loss) per share - basic ...............................   $   0.10   $   0.64   $  (0.15)
                                                                    ========   ========   ========
Earnings (loss) per share - diluted .............................   $   0.10   $   0.61   $  (0.15)
                                                                    ========   ========   ========
Weighted-average number of common shares outstanding - basic ....     69,721     68,490     64,413
                                                                    ========   ========   ========
Weighted-average number of common shares outstanding - diluted ..     71,380     71,088     64,413
                                                                    ========   ========   ========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                    DECEMBER 31,
                                                               ---------------------
                                                                  2005        2004
                                                               ---------   ---------
ASSETS
Current assets:
   Cash and cash equivalents................................   $  31,729   $  33,435
   Short-term investments...................................      38,213     111,015
   Accounts receivable......................................      20,583      17,443
   Prepaid expenses, inventory and other....................      17,123      13,821
                                                               ---------   ---------
   Total current assets.....................................     107,648     175,714

Restricted cash.............................................         975         932
Investments and other assets................................      19,838      10,482
Goodwill....................................................      99,402      53,774
Other intangible assets.....................................      24,021      18,140
Fixed assets................................................      49,159      46,199
                                                               ---------   ---------
Total assets................................................   $ 301,043   $ 305,241
                                                               =========   =========
LIABILITIES
Current liabilities:
   Accounts payable.........................................   $  11,031   $   8,716
   Accrued liabilities......................................      24,453      27,139
   Current maturities of long-term debt.....................       5,268       8,664
                                                               ---------   ---------
   Total current liabilities................................      40,752      44,519

Other long-term liabilities.................................       3,427       2,722
Long-term debt, less current maturities.....................      12,665       9,991
Minority interests..........................................      35,794      37,222
                                                               ---------   ---------
Total liabilities                                                 92,638      94,454

STOCKHOLDERS' EQUITY
Common stock, no par value; unlimited number authorized.....     450,703     458,959
Option and warrant equity...................................       1,861       2,872
Accumulated deficit.........................................    (244,159)   (251,044)
                                                               ---------   ---------
Total stockholders' equity..................................     208,405     210,787
                                                               ---------   ---------
Total liabilities and stockholders' equity..................   $ 301,043   $ 305,241
                                                               =========   =========

See notes to consolidated financial statements.

Approved on behalf of the Board:


/s/ JAMES C. WACHTMAN                   /s/ WARREN S. RUSTAND
-------------------------------------   ----------------------------------------
James C. Wachtman, Director             Warren S. Rustand, Director

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          2005        2004       2003
                                                                        --------   ---------   --------
OPERATING ACTIVITIES
Net income (loss) ...................................................   $  6,885   $  43,708   $ (9,399)
Adjustments to reconcile net income (loss) to net cash from operating activities:
   Depreciation and amortization ....................................     16,353      17,681     22,593
   Write-offs (reimbursements) of investments in research and
      development arrangements ......................................       (300)        849      1,598
   Deferred taxes ...................................................      6,301          --         --
   Minority interests ...............................................      1,343       6,953      4,672
   Gain on sale of OccuLogix, Inc. stock ............................         --     (25,792)        --
   Gain on sales of subsidiaries ....................................       (319)     (1,143)        --
   Earnings from equity investments .................................     (2,545)     (2,057)        --
   Loss (gain) on sales and disposals of fixed assets ...............        (92)        839       (484)
   Non-cash compensation expense ....................................      1,438         484        125
   Adjustments to the fair values of intangibles, long-term
      receivables and long-term liabilities .........................        888      (1,206)      (206)
   Other ............................................................        182          --        677
   Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable ...........................................     (2,956)     (1,449)      (489)
      Prepaid expenses, inventory and other current assets ..........     (1,891)     (1,801)      (964)
      Accounts payable and accrued liabilities ......................     (2,761)     (1,706)   (13,831)
                                                                        --------   ---------   --------
Cash from operating activities ......................................     22,526      35,360      4,292
                                                                        --------   ---------   --------
INVESTING ACTIVITIES
Purchases of fixed assets ...........................................     (8,321)     (5,191)    (4,433)
Proceeds from sales of fixed assets .................................      1,779       1,565        578
Proceeds from divestitures of investments and subsidiaries, net .....      3,430         729        221
Proceeds from sale of OccuLogix, Inc. stock, net ....................         --      25,792         --
Distributions and loan payments received from equity investments ....      3,039       2,518         --
Reimbursements from (investments in) research and development
   arrangements .....................................................        300        (849)    (1,598)
Acquisitions and equity investments .................................    (67,573)    (10,067)    (8,015)
Proceeds from sales of short-term investments .......................    129,750       8,353     15,709
Purchases of short-term investments .................................    (57,095)   (111,055)   (21,050)
Other ...............................................................         13          60       (229)
                                                                        --------   ---------   --------
Cash from investing activities ......................................      5,322     (88,145)   (18,817)
                                                                        --------   ---------   --------
FINANCING ACTIVITIES
Restricted cash movement ............................................        (43)        444      2,599
Proceeds from debt financing ........................................      1,992          --      3,450
Principal payments of debt financing and capital leases .............     (9,504)    (13,669)    (8,018)
Distributions to minority interests .................................     (8,440)     (7,216)    (4,901)
Purchases of treasury stock .........................................    (15,868)         --         --
Proceeds from issuances of OccuLogix, Inc. stock, net and cash
   acquired upon consolidation ......................................        329      59,850         --
Proceeds from issuances of common stock .............................      1,980      25,231      8,744
                                                                        --------   ---------   --------
Cash from financing activities ......................................    (29,554)     64,640      1,874
                                                                        --------   ---------   --------
Net increase (decrease) in cash and cash equivalents during the
   period ...........................................................     (1,706)     11,855    (12,651)
Cash and cash equivalents, beginning of period ......................     33,435      21,580     34,231
                                                                        --------   ---------   --------
Cash and cash equivalents, end of period ............................   $ 31,729   $  33,435   $ 21,580
                                                                        ========   =========   ========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                               OPTION
                                             COMMON STOCK       AND'      TREASURY STOCK
                                          -----------------   WARRANT   -----------------   ACCUMULATED
                                          SHARES    AMOUNT     EQUITY   SHARES    AMOUNT      DEFICIT       TOTAL
                                          ------   --------   -------   ------   --------   -----------   --------
Balance December 31, 2002..............   64,794    388,769    11,035     (779)    (2,623)    (285,353)    111,828
Shares issued as part of the
   employee share purchase plan........       56        223                196        191                      414
Exercise of stock options..............    2,102      8,330                                                  8,330
Options expired or exercised...........               2,892    (2,892)                                          --
Retirement of treasury stock...........     (583)    (2,432)               583      2,432                       --
Shares issued as part of acquisition...      100         96                                                     96
Escrow shares returned to the Company..     (713)
Net loss and comprehensive loss........                                                         (9,399)     (9,399)
                                          ------   --------   -------   ------   --------    ---------    --------
Balance December 31, 2003..............   65,756    397,878     8,143       --         --     (294,752)    111,269
Shares issued as part of the
   employee share purchase plan and
   401(k) plan.........................      131        532                                                    532
Exercise of stock options..............    4,199     29,496    (4,797)                                      24,699
Options expired or forfeited...........                 582      (582)                                          --
Variable stock option expense..........                           108                                          108
Value of shares issued upon meeting
   certain earnings criteria...........                 389                                                    389
Issuance of subsidiary stock...........              30,082                                                 30,082
Net income.............................                                                         43,708      43,708
                                          ------   --------   -------   ------   --------    ---------    --------
Balance December 31, 2004..............   70,086   $458,959   $ 2,872       --   $     --    $(251,044)    210,787
Shares issued as part of the
   employee share purchase plan and
   401(k) plan.........................       63        486                                                    486
Exercise of stock options..............      709      2,935    (1,003)                                       1,932
Options expired or forfeited...........                   8        (8)                                          --
Escrow shares returned to the Company..     (171)                                                               --
Purchases of treasury stock............                                 (2,000)   (15,868)                 (15,868)
Retirement of treasury stock...........   (2,000)   (15,868)             2,000     15,868                       --
Value of shares issued upon meeting
   certain earnings criteria...........                 181                                                    181
Shares issued as part of acquisition...        4         24                                                     24
Reversal of deferred tax asset
   valuation allowance for excess
   stock-based compensation tax
   deductions..........................               3,116                                                  3,116
Stock based compensation...............                 600                                                    600
Changes in OccuLogix, Inc.'s
   stockholders' equity................                 262                                                    262
Net income.............................                                                          6,885       6,885
                                          ------   --------   -------   ------   --------    ---------    --------
Balance December 31, 2005..............   68,691   $450,703   $ 1,861       --   $     --    $(244,159)   $208,405
                                          ======   ========   =======   ======   ========    =========    ========

See notes to consolidated financial statements.

TLC VISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)

1.   NATURE OF OPERATIONS

     TLC Vision Corporation and its subsidiaries ("TLCVision" or the "Company") is a diversified healthcare service company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with OccuLogix, Inc. (formerly Vascular Sciences Corporation) to create OccuLogix, L.P., a partnership focused on the treatment of a specific eye disease known as dry age-related macular degeneration ("AMD"), via rheopheresis, a process for filtering blood.

     On December 8, 2004, the Company exchanged its 50% interest in OccuLogix L.P. for a 50% interest in OccuLogix, Inc. In connection therewith, the Company converted its Series B preferred stock and convertible grid debentures into common shares of OccuLogix, Inc. After the exchange and conversion, the Company owned 65.8% of the outstanding common shares of OccuLogix, Inc. ("OccuLogix"). As a result of the exchange, OccuLogix L.P. became a wholly-owned subsidiary of OccuLogix. The Company accounted for the exchange at historical cost. Immediately after the exchange, OccuLogix completed an initial public offering ("IPO") whereby OccuLogix sold 5.6 million shares of its common stock at $12 per share. Because the IPO price exceeded the per share carrying amount of the Company's investment in OccuLogix, the Company's equity ownership in OccuLogix after the IPO exceeded its equity ownership before the IPO by $30.1 million. In accordance with Staff Accounting Bulletin No. 84, the Company accounted for the excess as an equity transaction. In connection with the IPO, TLCVision sold 2.3 million shares of its OccuLogix common stock at $12 per share and recorded a gain of $25.8 million. At December 31, 2005, the Company owns 21.5 million shares or 51% of OccuLogix's common stock. The Company has included the results of operations of OccuLogix in its consolidated statement of operations since December 8, 2004.

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

Short-Term Investments

     As of December 31, 2005 and 2004, short-term investments primarily include auction rate securities, which are available to support the Company's current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income. Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than five years.

Investments

     The Company has certain investments in equity securities. Investments are accounted for using the equity method if the Company has significant influence, but not control, over an investee. All other equity investments, in which the Company does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments that do not have a quoted market price (non marketable equity securities) are carried at cost and are adjusted only for other than temporary declines in fair value and additional investment activity. For investments in public companies (marketable equity securities), the Company classifies its investments as available-for-sale and, accordingly, records these investments at fair value with unrealized gains and losses included in accumulated other comprehensive loss, unless a decline in fair value is determined to be other than temporary, in which case the unrealized loss is recognized in earnings.

Fixed Assets

     Fixed assets are recorded at cost or the present value of future minimum lease payments for assets under capital lease. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided at rates intended to represent the assets productive lives as follows:

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

     The Company's MSS subsidiary records depreciation on its equipment and vehicles (with a net book value of $6.0 million and $5.3 million at December 31, 2005 and 2004, respectively) on a straight-line basis over the estimated useful lives (three to ten years) of the equipment.

Goodwill

     The Company tests for impairment at least annually and more frequently if changes in circumstances or events indicate that it is more likely than not that impairment has occurred. The Company's annual impairment test date is November 30.

Other Intangible Assets

     Other intangible assets consist primarily of practice management agreements ("PMAs"), deferred contract rights, and tradenames. PMAs represent the cost of obtaining the exclusive right to manage eye care centers and secondary care centers in affiliation with the related physician group during the term of the respective agreements. Deferred contract rights represent the value of contracts with affiliated doctors to provide basic access and service. Tradenames represent the value associated with the name of an entity that was acquired by the Company. All identifiable intangibles with a finite life are amortized using the straight-line method over the respective estimated useful lives.

Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset group may not be recoverable.

Medical Malpractice Accruals

     To mitigate a portion of the risk associated with medical malpractice lawsuits, the Company maintains insurance for individual malpractice claims with a deductible of $250,000 per claim and a total annual aggregate deductible of $15 million. The Company and its insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company records reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settled claims is higher than the Company's historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.

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

     The Company's other healthcare services revenues principally include cataract equipment access and service fees on a per procedure basis, management fees from cataract and secondary care practices and optometric franchising services. Revenues from other healthcare services are recognized as the service is rendered or when the procedure is performed.

Variable Interest Entities

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

     FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of January 1, 2004, for the Company's interests in all VIEs. Prior to the adoption of FIN 46, the Company did not consolidate physician practices that were managed but not owned by the Company. These managed physician practices were determined to be variable interest entities for which the Company is the primary beneficiary. As a result, the physician practices have been consolidated as of January 1, 2004. The adoption of FIN 46 resulted in an increase in revenues and cost of revenues for the managed refractive centers, however the adoption had no material impact on total assets, gross profit or operating income and no impact on net income. Prior periods were not restated. The following pro forma amounts reflect the effect of FIN 46 assuming it was applied retroactively:

                                                 YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                         2005       2004             2003
                                       --------   --------   --------------------
                                        Actual     Actual     Actual    Pro forma
                                       --------   --------   --------   ---------
Revenues:
   Refractive:
      Centers ......................   $150,168   $141,782   $115,290    $131,736
      Access .......................     36,453     40,659     36,140      36,140
   Other healthcare services .......     73,404     64,806     49,488      49,488
                                       --------   --------   --------    --------
Total revenues .....................    260,025    247,247    200,918     217,364
                                       --------   --------   --------    --------
Cost of revenues:
   Refractive:
      Centers ......................    106,476    101,440     91,283     107,569
      Access .......................     26,974     28,863     25,424      25,424
   Other healthcare services .......     47,275     40,435     31,836      31,836
                                       --------   --------   --------    --------
Total cost of revenues .............    180,725    170,738    148,543     164,829
                                       --------   --------   --------    --------
Gross profit .......................   $ 79,300   $ 76,509   $ 52,375    $ 52,535
                                       ========   ========   ========    ========
General and administrative .........   $ 36,506   $ 26,866   $ 27,001    $ 27,161
                                       ========   ========   ========    ========
Net income (loss) ..................   $  6,885   $ 43,708   $ (9,399)   $ (9,399)
                                       ========   ========   ========    ========
Basic earnings (loss) per share ....   $   0.10   $   0.64   $  (0.15)   $  (0.15)
                                       ========   ========   ========    ========
Diluted earnings (loss) per share ..   $   0.10   $   0.61   $  (0.15)   $  (0.15)
                                       ========   ========   ========    ========

     As a result of the elimination of the distinction between owned and managed centers upon the adoption of FIN 46, their revenue and costs are no longer identified separately on the Company's consolidated statements of operations.

Cost of Revenues

     Included in cost of revenues are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs, facility fees as well as center costs associated with personnel and facilities amortization.

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

Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, the Company records expense over the vesting period in an amount equal to the intrinsic value of the award on the grant date. In 2004, the Company recorded $0.1 million of variable stock option expense for options repriced in 2002. The following table illustrates the pro forma net income (loss) and earnings (loss) per share as if the fair value-based method as set forth under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," applied to all awards:

                                                           YEAR ENDED DECEMBER 31,
                                                        ----------------------------
                                                          2005      2004      2003
                                                        -------   -------   --------
Net income (loss), as reported ......................   $ 6,885   $43,708   $ (9,399)
Add stock-based employee compensation cost
   included in reported net income (loss) ...........        --       108         --
Add OccuLogix's stock-based employee
   compensation cost included in reported net
   income (loss), net of minority interests .........        29        --         --
Less stock-based employee compensation cost
   determined under fair value based method for
   all awards, net of related tax effects ...........    (3,140)   (1,245)    (1,121)
Less OccuLogix's stock-based employee compensation
   cost determined under fair value based method
   for all awards, net of minority interests ........    (3,348)       --         --
                                                        -------   -------   --------
Pro forma net income (loss) .........................   $   426   $42,571   $(10,520)
                                                        =======   =======   ========
Pro forma earnings (loss) per share - basic .........   $  0.01   $  0.62   $  (0.16)
                                                        =======   =======   ========
Pro forma earnings (loss) per share - diluted .......   $  0.01   $  0.60   $  (0.16)
                                                        =======   =======   ========

     In December 2005, the Company's Board of Directors approved the accelerated vesting of all unvested and "out-of-the-money" stock options with an exercise price per share of $8.75 or higher. In accordance with SFAS No. 123, the Company recognized the remaining balance of unrecognized compensation cost for the effected options at the time of modification in the pro forma disclosures.

     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation cost is amortized using the attribution method under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans."

Foreign Currency Exchange

     The functional currency of the Company's Canadian operations is the U.S. dollar. The assets and liabilities of the Company's Canadian operations are maintained in Canadian dollars and remeasured into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenues and expenses are remeasured into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net income (loss).

Earnings (Loss) Per Share

     Basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration. Average common shares outstanding during 2003 were reduced by 712,500 common shares to exclude the effect of outstanding common shares in escrow related to a previous acquisition.

Contingent Consideration

     When the Company enters into agreements that provide for contingent consideration based on the certain predefined targets being met, an analysis is made to determine whether the contingent consideration represents an additional purchase price obligation or is deemed to be compensation expense. The accounting treatment if the consideration is determined to be an additional purchase price payment is to increase the value assigned to the net assets acquired. Where the contingent consideration is deemed to be compensation, the expense is reflected as an operating expense in the periods that the service is rendered.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in income in the period in which they become known.

Reclassifications

     Certain amounts in 2004 and 2003 have been reclassified to conform with current period classifications including (a) reclassifying $5.3 million and $4.7 million, respectively, of certain labor costs from "General and administrative" to "Marketing and sales" as these costs relate to the marketing and selling efforts of the Company; and (b) reclassifying $5.1 million and $5.2 million, respectively, of surgeon fees from "Centers revenues" to "Centers cost of revenues."

Recent Pronouncements

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

     On April 14, 2005, the Commission announced that the effective date of Statement 123(R) will be suspended until January 1, 2006, for calendar year companies. Statement 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of Statement 123(R) for all share-based payments granted after that date, and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with Statement 123.

     The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While Statement 123(R) permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company will utilize the Black-Scholes option pricing model upon the adoption of Statement 123(R).

     The Company will adopt Statement 123(R) effective January 1, 2006 and will use the modified prospective method. In addition, the Company expects that the adoption of Statement 123(R) will have a material impact on its results of operations. However, uncertainties, including future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the Statement 123 pro forma expense disclosed elsewhere within Note
2. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the acceleration of certain unvested stock options in fiscal 2005 as disclosed in Note 14.

3.   ACQUISITIONS

     On July 11, 2005, the Company acquired substantially all the assets of Kremer Laser Eye ("Kremer"). Kremer operates three refractive centers and one ambulatory surgery center all of which are located in the northeastern part of the United States. For over 20 years, Kremer has been an integrated eye care company providing refractive, cataract and glaucoma surgery services. The acquisition of Kremer expands the Company's presence in both the refractive and ASC businesses in one of the largest populated markets in the United States.

     The purchase price for the acquired assets was $29.7 million. In addition, the Company assumed certain liabilities and incurred transaction costs of $1.1 million. Simultaneously with this transaction, the Company sold an 18% interest in Kremer to a group of doctors associated with Kremer for $5.3 million. As a result, the Company maintains an 82% ownership interest in Kremer. The results of operations of Kremer have been included in the Company's consolidated statements of operations since July 11, 2005.

     Under the purchase method of accounting, the purchase price is allocated to Kremer's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The following reflects the assets and liabilities acquired by the Company in the Kremer acquisition:

Current assets ................   $   978
Investments and other assets ..        54
Goodwill ......................    24,639
Other intangible assets .......     5,060
Fixed assets ..................     1,343
                                  -------
Total assets acquired .........    32,074
                                  =======

Current liabilities ...........       828
Long-term liabilities .........       405
                                  -------
Total liabilities assumed .....     1,233
                                  -------
Net assets acquired ...........   $30,841
                                  =======

     The Company engaged an independent appraiser to assist in the valuation of acquired intangible assets. Intangible assets consist of $4.8 million of a "Tradename" asset which will be amortized over 20 years and $0.2 million of a "Non-Compete Contract" asset which will be amortized over eight years. The Company believes that substantially all of the goodwill will be deductible for tax purposes.

     The following table represents the Company's unaudited pro forma consolidated results of operations as if the acquisition of Kremer had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical TLCVision results to include Kremer results of operations. The pro forma results do not include any cost savings that may result from the combination of TLCVision and Kremer operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

                                             YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                           2005       2004       2003
                                         --------   --------   --------
Total revenues .......................   $270,585   $266,570   $216,023
                                         ========   ========   ========
Net income (loss) ....................   $  8,581   $ 47,163   $ (6,910)
                                         ========   ========   ========
Earnings (loss) per share - basic ....   $   0.12   $   0.69   $  (0.11)
                                         ========   ========   ========
Earnings (loss) per share - diluted ..   $   0.12   $   0.66   $  (0.11)
                                         ========   ========   ========

     On December 1, 2005, the Company acquired a 49% interest in Liberty Eye Surgical Center, LLC ("Liberty") for $6.2 million in cash. Liberty is an ambulatory surgery center located in Philadelphia, Pennsylvania that primarily provides cataract surgery services.

     On November 8, 2005, the Company acquired TruVision for $17.4 million in cash and 3,913 shares of company common stock valued at approximately $24,000 coupled with a three-year earn out. TruVision is a managed care contractor to health plan members and large corporations across 44 states. TruVision's services enable insurance health plans and large corporations to offer LASIK vision surgery to their members at a reduced price. The purchase price allocation is preliminary because the Company is in the process of evaluating a purchase adjustment based on total net assets of TruVision as defined in the agreement.

     On July 1, 2005, the Company acquired a 100% interest in Millennium Laser Eye ("Millennium") for $6.1 million in cash plus the assumption of certain liabilities. Millennium provides refractive surgery services in the Washington, D.C. area.

     On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses.

     On January 1, 2004, the Company settled a lawsuit brought by Thomas S. Tooma, M.D. and TST Acquisitions, LLC ("TST") in October 2002. Under the terms of the settlement, the Company sold approximately 24% of Laser Eye Care of California ("LECC") and 30% of its California access business to TST for $2.3 million. The Company continues to hold a 30% ownership in LECC, and a 70% ownership in the California access business. The Company recorded a $1.1 million gain on the sale of these business interests which is included in other operating expenses. Effective January 1, 2004, the Company deconsolidated LECC and began reporting its interest in LECC under the equity method of accounting because it no longer owns a controlling interest in the entity.

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During 2005, 2004 and 2003, the Company paid a total of approximately $13 million, $10 million and $8 million, respectively, to acquire or invest in several other entities, none of which were individually greater than $5 million.

4.   RESTRICTED CASH

     The Company had $1.0 million and $0.9 million of restricted cash as of December 31, 2005 and 2004, respectively, to guarantee outstanding bank letters of credit for leases and litigation.

5.   ACCOUNTS RECEIVABLE

     Accounts receivable, net of allowances, consist of the following:

                                  DECEMBER 31,
                               -----------------
                                 2005      2004
                               -------   -------
Refractive .................   $ 9,597   $ 7,031
Other healthcare services ..    10,986    10,412
                               -------   -------
                               $20,583   $17,443
                               =======   =======

     Other healthcare services accounts receivable primarily represent amounts due from hospitals and other facilities for cataract equipment and service access fees and outstanding fees for network marketing and management services.

     The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which include the review of credit limits. As of December 31, 2005 and 2004 the Company had reserves for doubtful accounts and contractual allowances of $4.2 million and $2.3 million, respectively. The Company does not have a significant exposure to any individual customer.

6.   INVESTMENTS AND OTHER ASSETS

     Investments and other assets consist of the following:

                                         DECEMBER 31,
                                      -----------------
                                        2005      2004
                                      -------   -------
Equity method investments .........   $15,321   $ 7,219
Cost method investment ............     1,041        --
Marketable equity securities ......        --         3
Non marketable equity securities ..       534       534
Long-term receivables and other ...     2,942     2,726
                                      -------   -------
                                      $19,838   $10,482
                                      =======   =======

     Equity method investments primarily include the Company's 30% interest in LECC, 49% interest in Liberty, 49% interest in Eastern Oregon Regional Surgery Center, LLC, 25% interest in Summit Ambulatory Surgical Center LLP and 25% interest in TLC Northwest Ohio LLC.

     Long-term receivables and other include notes from and advances to service providers and other companies and deposits. Prior to 2003, the Company reserved $1.9 million against a $2.3 million long-term receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. During 2003 and 2004, the secondary care provider was profitable, improved its financial strength and consistently made all payments to the Company when due. As a result, the Company reevaluated the collectibility of this note receivable during 2003 and 2004 and recorded adjustments to reverse the reserve of $0.7 and $1.2 million, respectively, which are included in other operating expenses, net. In December 2004, the Company loaned additional funds to the secondary care service provider to fund expansion of the business by retiring the $1.9 million balance of the original loan and replacing it with a $2.8 million loan, payable over 5 years at a 6% interest rate. As of December 31, 2005, the outstanding loan balance was $1.9 million.

     Prior to 2003, the Company entered into a joint venture with the predecessor of OccuLogix for the purpose of pursuing commercial applications of technologies owned or licensed by OccuLogix applicable to the evaluation, diagnosis, monitoring and treatment of dry age related macular degeneration. Prior to the reorganization and IPO of OccuLogix (see Note 1), the Company accounted for its investment as a research and development arrangement since the technology is in the development stage and has not received FDA approval. Prior to 2003, the Company purchased $3.0 million in Series B preferred stock and expensed it as a research and development arrangement. During 2003, the Company agreed to advance up to an additional $6.0 million to OccuLogix pursuant to a secured convertible grid debenture. The first $3.5 million advanced pursuant to such debenture was convertible into common shares of OccuLogix. OccuLogix also granted an option to the Company to acquire an amount of common shares equal to the undrawn portion of the debenture at any point in time. In 2003, the Company expensed $1.6 million to research and development related to payments made to OccuLogix during the year. Of this amount, $1.3 million reduced the value of the $6.0 million obligation to OccuLogix, and $0.3 million represented an additional equity investment in Common Stock and therefore did not reduce the amount of the remaining obligation. In 2004, the Company advanced $2.2 million to OccuLogix, satisfying the $3.5 million obligation that was converted into shares of OccuLogix. Of this amount, the Company advanced $1.2 million to OccuLogix in the first three quarters of 2004 and expensed it as research and development. The remaining advance to OccuLogix of $1.0 million in the fourth quarter of 2004 was recorded as an investment because it was not used by OccuLogix for operating purposes, but rather was available at December 31, 2004 for future needs. Due to the IPO of OccuLogix, the Company was not required to fund any additional amounts.

7.   GOODWILL

     The Company's net goodwill amount by reporting segment is as follows:

                                                                      MOBILE     OPTOMETRIC
                                                        REFRACTIVE   CATARACT   FRANCHISING    OTHER     TOTAL
                                                        ----------   --------   -----------   -------   -------
December 31, 2003 ...................................    $24,229      $4,153       $6,105     $14,342   $48,829
Deconsolidated due to partial sale of LECC ..........       (467)         --           --          --      (467)
Acquired during the period ..........................        181         306           --       4,925     5,412
                                                         -------      ------       ------     -------   -------
December 31, 2004 ...................................     23,943       4,459        6,105      19,267    53,774
Sale of subsidiary ..................................         --          --           --      (2,471)   (2,471)
Reversal of deferred tax asset valuation allowance ..     (3,413)         --           --          --    (3,413)
Acquired during the period ..........................     45,250       5,348           --         914    51,512
                                                         -------      ------       ------     -------   -------
December 31, 2005 ...................................    $65,780      $9,807       $6,105     $17,710   $99,402
                                                         =======      ======       ======     =======   =======

     The Company tests goodwill for impairment in the fourth quarter after the annual forecasting process. After estimating the fair value of each reporting unit using the present value of expected future cash flows, the Company determined that no goodwill impairment charges should be recorded during the years ended December 31, 2005, 2004 and 2003.

8.   OTHER INTANGIBLE ASSETS

     The Company's other intangible assets consist of practice management agreements ("PMAs"), deferred contract rights, tradenames and other intangibles. The Company has no indefinite-lived intangible assets. Amortization expense was $4.0 million, $4.1 million and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     The remaining weighted average amortization period for PMAs is 5.3 years, for deferred contract rights is 6.4 years, for tradenames is 19.3 years and for other intangibles is 10.3 years as of December 31, 2005.

     Intangible assets subject to amortization consist of the following at December 31:

                                              2005                      2004
                                    -----------------------   -----------------------
                                      GROSS                     GROSS
                                    CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                     AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                    --------   ------------   --------   ------------
Practice management agreements ..    $23,015      $14,861      $33,329      $23,647
Deferred contract rights ........     11,081        6,243       13,854        6,024
Tradenames ......................      5,870          210          400           53
Other ...........................      5,733          364          386          105
                                     -------      -------      -------      -------
Total ...........................    $45,699      $21,678      $47,969      $29,829
                                     =======      =======      =======      =======

     The estimated amortization expense for the next five years as of December 31, 2005 is as follows:

2006 ..   $3,400
2007 ..    3,400
2008 ..    3,100
2009 ..    2,700
2010 ..    2,700

9.   FIXED ASSETS

     Fixed assets, including capital leased assets, consist of the following:

                                          DECEMBER 31,
                                      -------------------
                                        2005       2004
                                      --------   --------
Land and buildings .................  $ 12,014   $ 11,280
Computer equipment and software ....    13,336     13,014
Furniture, fixtures and equipment ..     9,126      9,476
Laser equipment ....................    34,429     32,137
Leasehold improvements .............    22,365     17,165
Medical equipment ..................    34,247     30,332
Vehicles and other .................     9,310      8,599
                                      --------   --------
                                       134,827    122,003
Less accumulated depreciation ......    85,668     75,804
                                      --------   --------
Net book value .....................  $ 49,159   $ 46,199
                                      ========   ========

     For the years ended December 31, 2005, 2004 and 2003, depreciation expense was $12.3 million, $13.6 million and $15.9 million, respectively. Depreciation expense includes depreciation of assets reported under capital leases.

     Certain fixed assets are pledged as collateral for certain long-term debt and capital lease obligations.

10.  ACCRUED LIABILITIES

     Accrued liabilities included $7.6 million and $8.1 million of accrued wages and related expenses as of December 31, 2005 and 2004, respectively.

11.  LONG-TERM DEBT

     Long-term debt consists of:

                                                                            DECEMBER 31,
                                                                         -----------------
                                                                           2005      2004
                                                                         -------   -------
Interest at 3.11%, payable to vendor, paid off in 2005 ...............   $    --   $ 1,264
Interest imputed at 9%, due in four payments from March 2002 through 2005, payable to affiliated doctor relating to
   practice acquisition, paid off in 2005 ............................        --     2,294
Interest imputed at 6.25%, due through October 2016, collateralized
   by building (C$7.2 million at December 31, 2005) ..................     6,056     6,138
Interest at various rates, due through 2012, collateralized
   by real estate and equipment ......................................     4,061     3,038
Capital lease obligations, payable through 2009, interest
   at various rates ..................................................     7,644     5,576
Other ................................................................       172       345
                                                                         -------   -------
                                                                          17,933    18,655
Less current portion .................................................     5,268     8,664
                                                                         -------   -------
                                                                         $12,665   $ 9,991
                                                                         =======   =======

     Principal maturities for each of the next five years and thereafter as of December 31, 2005 are as follows:

2006 ........   $ 5,268
2007 ........     3,453
2008 ........     2,560
2009 ........     1,267
2010 ........       733
Thereafter ..     4,652
                -------
Total .......   $17,933
                =======

     In November 2003, the Company obtained a $15 million line of credit for five years from GE Healthcare Financial Services (the "Agreement") for a $0.1 million commitment fee and $0.2 million in related legal and out-of-pocket expenses. This loan is secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and a general lien on most other U.S. assets. As of December 31, 2005, the Company did not have any borrowings drawn under the line of credit and had an available unused line of $15 million.

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

     Payments for capital lease obligations for each of the next five years and thereafter as of December 31, 2005 are as follows:

2006 ...................   $3,697
2007 ...................    2,493
2008 ...................    1,139
2009 ...................      623
2010 ...................       --
Thereafter .............       --
                           ------
Total ..................    7,952
Less interest portion ..      308
                           ------
                           $7,644
                           ======

12.  OTHER EXPENSES, NET

     Other expenses, net includes the following operating items:

                                                               Year Ended December 31,
                                                              -------------------------
                                                               2005      2004     2003
                                                              ------   -------   ------
Other expenses (income):
   Loss (gain) on sales and disposals of fixed assets .....   $  (92)  $   839   $ (484)
   Adjustments to the fair values of intangibles, long-term
      receivables and long-term liabilities ...............      888    (1,206)    (206)
   Center closing costs ...................................    1,012       868    2,040
   Gain on sales of subsidiaries ..........................     (319)   (1,143)      --
   Reimbursements from previous research and development
      arrangements ........................................     (300)     (400)      --
   Severance accruals for two officers under terms of
      employment contracts ................................       --     2,557       --
   Miscellaneous income ...................................     (420)     (575)    (185)
                                                              ------   -------   ------
                                                              $  769   $   940   $1,165
                                                              ======   =======   ======

13.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share were $0.10, $0.64 and $(0.15), in 2005, 2004 and 2003, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.

     Because the Company incurred a net loss for 2003, the respective calculation of diluted loss per share excludes the impact of all stock options and warrants. The calculation of diluted earnings per share for 2005 and 2004 excludes the impact of 1.0 million and 0.9 million stock options and warrants, respectively, because to include them would have been anti-dilutive. Diluted earnings (loss) per share have been computed as follows:

                                                    Year Ended December 31,
                                                  ---------------------------
                                                    2005      2004      2003
                                                  -------   -------   -------
Net income (loss)..............................   $ 6,885   $43,708   $(9,399)
Weighted-average shares outstanding - basic....    69,721    68,490    64,413
Stock options and warrants.....................     1,659     2,598        --
                                                  -------   -------   -------
Weighted-average shares outstanding - diluted..    71,380    71,088    64,413
Earnings (loss) per share - diluted............   $  0.10   $  0.61   $ (0.15)

14.  STOCKHOLDERS' EQUITY AND OPTIONS

     Options Outstanding

     As of December 31, 2005, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date include options that vest immediately, options that vest in equal amounts annually over the first two years or four years of the option term and options that vest entirely on the first anniversary of the grant date.

     In December 2005, the Company's Board of Directors approved the accelerated vesting of all unvested and "out-of-the-money" stock options with an exercise price per share of $8.75 or higher. As a result, approximately 662,000 stock options vested immediately. The primary purpose of the modification was to avoid recognizing an expense in future financial statements. This modification to the stock option terms was accounted for under the provisions of APB No. 25 and its related interpretations and did not result in the recognition of any compensation cost.

     As of December 31, 2005, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

                              OUTSTANDING
                  ----------------------------------        EXERCISABLE
                                WEIGHTED               --------------------
                                AVERAGE     WEIGHTED               WEIGHTED
                               REMAINING    AVERAGE                 AVERAGE
  PRICE RANGE     NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
    (CDN $)        OPTIONS       LIFE        PRICE      OPTIONS      PRICE
---------------   ---------   -----------   --------   ---------   --------
$ 1.43 - $ 3.87      297       1.4 years     C$ 3.07      179      C$ 3.37
$ 4.04 - $ 6.67       77       1.7 years        4.52       55         4.38
$ 7.58 - $ 9.80       60       3.5 years        7.90       35         7.81
$11.02 - $15.49       74       3.9 years       12.72       73        12.72
                     ---                     -------      ---      -------
                     508       2.1 years     C$ 5.26      342      C$ 5.98
                     ===                     =======      ===      =======

     As of December 31, 2005, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

                              OUTSTANDING
                  ----------------------------------        EXERCISABLE
                                WEIGHTED               --------------------
                                AVERAGE     WEIGHTED               WEIGHTED
                               REMAINING    AVERAGE                 AVERAGE
  PRICE RANGE     NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
    (U.S.$)        OPTIONS       LIFE        PRICE      OPTIONS      PRICE
---------------   ---------   -----------   --------   ---------   --------
 $0.90 - $ 2.62       888      2.0 years     $ 1.38        519      $ 1.54
 $3.02 - $ 5.25       719      2.5 years       4.14        711        4.14
 $6.03 - $ 8.19       541      3.3 years       6.22        302        6.20
 $8.79 - $11.64       880      3.9 years      10.42        878       10.42
                    -----                    ------      -----      ------
                    3,028      2.9 years     $ 5.53      2,410      $ 6.13
                    =====                    ======      =====      ======

     Approximately 1,031,000 options have been authorized for issuance but were not granted as of December 31, 2005. A summary of option activity during the last three years follows:

                                                   WEIGHTED         WEIGHTED
                                                    AVERAGE          AVERAGE
                                                EXERCISE PRICE   EXERCISE PRICE
                                      OPTIONS      PER SHARE        PER SHARE
                                      -------   --------------   --------------
December 31, 2002..................     8,680      Cdn$ 7.80        US$ 5.10
   Granted.........................     1,721           3.30            2.82
   Exercised.......................    (2,102)          4.38            4.11
   Forfeited.......................      (313)          4.79            4.32
   Expired.........................      (443)         15.07            7.29
                                       ------      ---------        --------
December 31, 2003..................     7,543      Cdn$ 4.90        US$ 4.90
   Granted.........................     1,018          12.73           10.38
   Exercised.......................    (4,198)          7.49            5.90
   Forfeited.......................      (100)          3.89            6.16
   Expired.........................       (60)         16.35           10.84
                                       ------      ---------        --------
December 31, 2004..................     4,203      Cdn$ 5.04        US$ 5.08
   Granted.........................       176           8.53            7.52
   Exercised.......................      (709)          3.89            2.71
   Forfeited.......................      (112)         11.32            9.69
   Expired.........................       (22)          9.39            6.20
                                       ------      ---------        --------
December 31, 2005..................     3,536      Cdn$ 5.26        US$ 5.53
                                       ======      =========        ========
Exercisable at December 31, 2005...     2,752      Cdn$ 5.98        US$ 6.13
                                       ======      =========        ========

     In addition to the above stock options, OccuLogix may grant stock options of its common stock to employees, directors and consultants under the terms of the OccuLogix 2002 Stock Option Plan. Up to 4.5 million shares of OccuLogix's common stock may be issued under the OccuLogix plan. OccuLogix has also issued stock options outside of its 2002 Stock Option Plan. As of December 31, 2005, OccuLogix employees, directors, consultants and other outsiders held options to purchase 4.1 million shares of OccuLogix's common stock.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been included in Note 2 to the financial statements. The fair value of TLCVision's options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.99%, 2.84% and

2.35% for 2005, 2004 and 2003, respectively; no dividends; volatility factors of the expected market price of TLCVision's common shares of 0.75 for 2005, 2004 and 2003; and a weighted average expected option life of 2.5 years for 2005, 2004 and 2003. The fair market value of TLCVision's options granted during 2005 was $0.6 million (2004 - $4.9 million; 2003 - $2.2 million). The fair values of OccuLogix's options granted in 2005 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.88%; dividend rate of 0%; volatility factor of 0.73; and expected life of 2.4 years.

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

     Share Repurchases

     During 2005, the Company repurchased and retired 2.0 million common shares for $15.9 million completing its previously announced 2.0 million share repurchase program.

15.  INCOME TAXES

     During the fourth quarter of 2005, the Company initiated a review of the availability of its U.S. net operating loss carryforwards. It was determined that the availability of a significant portion of the carryforwards will be limited due to Internal Revenue Code ("IRC") Section 382 limitations. The Company intends to engage a tax service provider to perform a comprehensive IRC
Section 382 study to determine the specific limitations related to certain of the net operating loss carryforwards, and that study is expected to be completed during the second quarter of 2006. Based on its current analysis, the Company has calculated a range of limitations such that $0 to $3.3 million of net operating loss carryforwards would be available each year during the carryforward period. The Company has determined that the best estimate of the deferred tax asset related to certain acquired U.S. net operating loss carryforwards is zero.

     As a result of the Company's determination that the availability of certain of its U.S. net operating loss carryforwards is limited, the Company has determined that it should have recorded $1.2 million of additional income tax expense for the year ended December 31, 2004 due to the nature of the net operating loss carryforwards that were utilized in that year for financial reporting purposes. In 2004, the Company recognized approximately $1.2 million of income tax benefit that should have been recorded as a reduction to goodwill. Due to its immateriality to the operating results of 2004, the Company has corrected the error in 2005. Therefore, income tax expense of $7.9 million for the year ended December 31, 2005 includes $1.2 million of expense related to 2004. All of the $1.2 million expense was recorded in the fourth quarter of 2005 when the error was detected. During the first three quarters of 2005, the Company recognized approximately $5.7 million of income tax benefit that should have been recorded primarily as a reduction to goodwill and as an increase to equity. The Company has restated the operating results of the first three quarters of 2005 to properly reflect income taxes (see Note 22).

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                          DECEMBER 31,
                                      -------------------
                                        2005       2004
                                      --------   --------
Deferred tax asset:
   Net operating loss carryforwards   $ 37,264   $ 35,964
   Fixed assets ...................      1,685      2,108
   Intangibles ....................     11,934     14,163
   Investments ....................     11,715     10,689
   Accruals and other reserves ....      5,572      5,889
   Stock options ..................      4,192      5,566
   Tax credits ....................        228         15
   Other ..........................      3,017      4,237
                                      --------   --------
Total .............................     75,607     78,631
   Valuation allowance ............    (75,607)   (78,631)
                                      ========   ========
                                      $     --   $     --
                                      ========   ========

     As of December 31, 2005, the Company has net operating losses available for carryforward for income tax purposes of approximately $99.0 million, which may be available to reduce taxable income in future years. The Canadian and United Kingdom carryforward losses can only be utilized by the source company. The United Kingdom carryforward losses of $7.5 million relate to United Kingdom operations that the Company is currently winding down. As such, the Company does not expect to utilize these losses. The Canadian carryforward losses of $36.0 million expire between 2006 and 2014. The U.S. carryforward losses of $55.5 million expire between 2022 and 2024. The U.S. carryforward losses include
$41.2 million relating to OccuLogix, which can only be utilized to reduce OccuLogix taxable income and may be subject to IRC Section 382 limitations.

     Of the total valuation allowance, approximately $6.1 million ($0.6 million from OccuLogix) will be recorded directly to equity if and when that portion of the deferred tax asset is realized and the associated valuation allowance is reversed. During 2005, the Company reversed $3.1 million of the valuation allowance directly to equity and $3.4 million directly to goodwill.

     The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to income (loss) before income taxes were as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                    2005      2004       2003
                                                                  -------   --------   -------
Income tax expense (recovery) at the Canadian statutory rate of
   36.125% (2004 - 36.125%; 2003 - 35.1%) .....................   $5,338    $ 16,006   $(3,121)
Change in valuation allowance .................................     (267)    (16,337)    1,929
Expenses not deductible for income tax purposes ...............      285         300       150
Change in Canadian tax rates ..................................       --          31     1,042
State taxes ...................................................      506         450       423
Canadian income tax ...........................................      350         150        85
Rate differential on United States operations .................      445          --        --
Correction of 2004 federal and state income tax ...............    1,234          --        --
                                                                  ------    --------   -------
                                                                  $7,891    $    600   $   508
                                                                  ======    ========   =======

The provision for income taxes is as follows:

                                YEAR ENDED DECEMBER 31,
                                -----------------------
                                   2005    2004   2003
                                  ------   ----   ----
Current:
   Canada ...................     $  350   $150   $ 85
   United States - federal ..        228     --     58
   United States - state ....        475    450    175
   Other ....................        537     --    190
                                  ------   ----   ----
                                  $1,590   $600   $508
                                  ======   ====   ====
Deferred:
   United States - federal ..     $5,554   $ --   $ --
   United States - state ....        747     --     --
                                  ------   ----   ----
                                  $6,301   $ --   $ --
                                  ======   ====   ====

     The Company has established accruals for certain tax contingencies for exposures associated with tax deductions and return filing positions which may be challenged. The tax contingency accruals are adjusted quarterly in light of changing facts and circumstances, such as the progress of tax audits, case law and statute of limitations. A number of years may elapse before a particular matter is resolved. The Company believes its tax contingency accruals are adequate to address known tax contingencies. Tax contingency accruals are recorded in accrued liabilities in the balance sheets.

16.  COMMITMENTS AND CONTINGENCIES

Commitments

     The Company leases certain center facilities under operating leases with terms generally of five to ten years. Certain leases contain rent escalation clauses and free rent periods that are charged to rent expense on a straight-line basis. The leases usually contain renewal clauses at the Company's option at fair market value. As of December 31, 2005, the Company has commitments relating to non-cancellable operating leases for rental of office space and equipment, which require future minimum payments aggregating approximately $27.0 million. Future minimum payments over the next five years and thereafter are as follows:

2006 ........   $ 7,289
2007 ........     5,778
2008 ........     4,451
2009 ........     3,181
2010 ........     2,433
Thereafter ..     3,841
                -------
                $26,973
                =======

     As of December 31, 2005, the Company had commitments related to long-term marketing contracts which require payments totaling $2.0 million in each of the years ending December 31, 2006, 2007 and 2008.

Commitments and Contingencies Related to OccuLogix

     OccuLogix entered into agreements to obtain the exclusive license to certain patents. OccuLogix is required to make royalty payments totaling 2.0% of its product sales. In addition, OccuLogix is required to make minimum advance royalty payments of $12,500 quarterly, which will be credited against future royalty payments to be made in accordance with the agreements.

     Future minimum royalty payments under the OccuLogix agreements as at December 31, 2005 are approximately as follows:

2006 ...................   $  100
2007 ...................      100
2008 ...................      100
2009 ...................      100
2010 and thereafter ....      750
                           ------
                           $1,150
                           ======

     In 2005, OccuLogix placed a purchase order for inventory representing a total commitment of $1.3 million. As of December 31, 2005, $1.0 million has been purchased against that purchase order.

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

Year 1..............   $2,565
Year 2..............    4,275
Year 3..............    6,413

Legal Contingencies

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

     Tax authorities in two states have contacted TLCVision and issued proposed sales tax adjustments in the aggregate amount of approximately $0.7 million for various periods through 2005 on the basis that certain of TLCVision's business arrangements constitute at least a partially taxable transaction rather than an exempt service. TLCVision's discussions with these two state tax authorities are ongoing. If it is determined that any sales tax is owed, TLCVision believes that, under applicable laws and TLCVision's contracts with its customers, each customer is ultimately responsible for the payment of any applicable sales and use taxes in respect of TLCVision's services. However, TLCVision may be unable to collect any such amounts from its customers, and in such event the Company would remain responsible for payment. TLCVision cannot yet predict the outcome of these outstanding assessments or any other assessments or similar actions which may be undertaken by other state tax authorities. TLCVision has evaluated and implemented a comprehensive sales tax reporting system. TLCVision believes that it has adequate provisions in its financial statements with respect to these matters.

17.  SEGMENT INFORMATION

     The Company has four reportable segments: refractive, mobile cataract, optometric franchising and AMD. The refractive segment provides the majority of the Company's revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States. The AMD segment primarily includes the Company's majority interest in OccuLogix. The AMD segment is pursuing commercial applications of treatments of dry age related macular degeneration. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care. None of the businesses in the other segment meet the quantitative criteria to be disclosed separately as a reportable segment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operational components including paid procedures, net revenues, fixed costs and income (loss) before income taxes.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's reportable segments were as follows:

                                                             MOBILE     OPTOMETRIC
        YEAR ENDED DECEMBER 31, 2005           REFRACTIVE   CATARACT   FRANCHISING      AMD      OTHER      TOTAL
        ----------------------------           ----------   --------   -----------   --------   -------   ---------
Revenues ...................................    $186,620    $31,716      $17,471     $  1,841   $22,377   $260,025
Expenses:
   Operating ...............................     162,438     25,794       11,032       18,211    15,166    232,641
   Depreciation and amortization ...........      12,112      2,649           44          120     1,428     16,353
                                                --------    -------      -------     --------   -------   --------
                                                 174,550     28,443       11,076       18,331    16,594    248,994
                                                --------    -------      -------     --------   -------   --------
Income (loss) from operations ..............      12,070      3,273        6,395      (16,490)    5,783     11,031
Interest income (expense) ..................       2,693       (117)        (447)       1,593    (1,179)     2,543
Minority interests .........................      (2,371)        --       (2,914)       7,058    (3,116)    (1,343)
Earnings from equity investments ...........       1,473         --           --           --     1,072      2,545
                                                --------    -------      -------     --------   -------   --------
Income (loss) before income taxes ..........    $ 13,865    $ 3,156      $ 3,034     $ (7,839)  $ 2,560     14,776
                                                ========    =======     ========     ========   =======
Income taxes ...............................                                                                (7,891)
                                                                                                          --------
Net income .................................                                                              $  6,885
                                                                                                          ========
Total assets ...............................    $197,216    $19,890      $11,921     $ 46,271   $25,745   $301,043
                                                ========    =======      =======     ========   =======   ========
Additions to fixed assets and intangibles ..    $ 67,091    $ 9,734      $    66     $    218   $ 2,932   $ 80,041
                                                ========    =======      =======     ========   =======   ========

                                                             MOBILE     OPTOMETRIC
        YEAR ENDED DECEMBER 31, 2004           REFRACTIVE   CATARACT   FRANCHISING      AMD      OTHER      TOTAL
        ----------------------------           ----------   --------   -----------   --------   -------   ---------
Revenues ...................................    $182,441    $27,040      $14,145     $   837    $22,784   $247,247
Expenses:
   Operating ...............................     155,587     22,325        8,868       3,787     14,924    205,491
   Depreciation and amortization ...........      13,695      2,614           41         104      1,227     17,681
                                                --------    -------      -------     -------    -------   --------
                                                 169,282     24,939        8,909       3,891     16,151    223,172
                                                --------    -------      -------     -------    -------   --------
Income (loss) from operations ..............      13,159      2,101        5,236      (3,054)     6,633     24,075
Gain on sale of OccuLogix, Inc. stock ......          --         --           --      25,792         --     25,792
Interest income (expense) ..................         757       (114)        (492)         51       (865)      (663)
Minority interests .........................      (1,863)        --       (2,323)        411     (3,178)    (6,953)
Earnings from equity investments ...........       1,575         --           --          --        482      2,057
                                                --------    -------      -------     -------    -------   --------
Income before income taxes .................    $ 13,628    $ 1,987      $ 2,421     $23,200    $ 3,072     44,308
                                                ========    =======      =======     =======    =======
Income taxes ...............................                                                                  (600)
                                                                                                          --------
Net income .................................                                                              $ 43,708
                                                                                                          ========
Total assets ...............................    $191,734    $15,716      $12,049     $61,440    $24,302   $305,241
                                                ========    =======      =======     =======    =======   ========
Additions to fixed assets and intangibles ..    $  4,071    $ 1,497      $    79     $   227    $ 7,307   $ 13,181
                                                ========    =======      =======     =======    =======   ========

                                                             MOBILE     OPTOMETRIC
        YEAR ENDED DECEMBER 31, 2003           REFRACTIVE   CATARACT   FRANCHISING      AMD      OTHER      TOTAL
        ----------------------------           ----------   --------   -----------   --------   -------   ---------
Revenues ...................................    $151,430    $24,812      $10,301     $   622    $13,753   $200,918
Expenses:
   Operating ...............................     142,176     20,515        7,166       2,646      8,677    181,180
   Depreciation and amortization ...........      18,794      2,765           99          47        888     22,593
                                                --------    -------      -------     -------    -------   --------
                                                 160,970     23,280        7,265       2,693      9,565    203,773
                                                --------    -------      -------     -------    -------   --------
Income (loss) from operations ..............      (9,540)     1,532        3,036      (2,071)     4,188     (2,855)
Interest income (expense) ..................        (306)      (169)        (490)         --       (399)    (1,364)
Minority interests .........................      (1,709)        --       (1,061)         --     (1,902)    (4,672)
                                                --------    -------      -------     -------    -------   --------
Income (loss) before income taxes ..........    $(11,555)   $ 1,363      $ 1,485     $(2,071)   $ 1,887     (8,891)
                                                ========    =======      =======     =======    =======
Income taxes ...............................                                                                  (508)
                                                                                                          --------
Net loss ...................................                                                              $ (9,399)
                                                                                                          ========
Total assets ...............................    $140,796    $13,972      $10,207     $   490    $25,283   $190,748
                                                ========    =======      =======     =======    =======   ========
Additions to fixed assets and intangibles ..    $    707    $ 2,587      $   105     $   382    $ 4,537   $  8,318
                                                ========    =======      =======     =======    =======   ========

The Company's geographic segments are as follows:

    YEAR  ENDED DECEMBER 31, 2005        CANADA   UNITED STATES     TOTAL
    -----------------------------       -------   -------------   --------
Revenues ............................   $12,937      $247,088     $260,025
                                        =======      ========     ========
Total fixed assets and intangibles ..   $ 8,457      $164,125     $172,582
                                        =======      ========     ========

    YEAR  ENDED DECEMBER 31, 2004        CANADA   UNITED STATES     TOTAL
    -----------------------------       -------   -------------   --------
Revenues ............................   $12,596      $234,651     $247,247
                                        =======      ========     ========
Total fixed assets and intangibles ..   $ 9,825      $108,288     $118,113
                                        =======      ========     ========

    YEAR  ENDED DECEMBER 31, 2003        CANADA   UNITED STATES     TOTAL
    -----------------------------       -------   -------------   --------
Revenues ............................   $10,109      $190,809     $200,918
                                        =======      ========     ========
Total fixed assets and intangibles ..   $10,765      $117,914     $128,679
                                        =======      ========     ========

18.  FINANCIAL INSTRUMENTS

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

19.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash transactions:

                                                                      YEAR ENDED DECEMBER 31,
                                                                     -------------------------
                                                                       2005     2004     2003
                                                                     -------   ------   ------
Capital  lease obligations relating to equipment purchases .......   $ 5,667   $2,579   $8,493
Inventory contributed to OccuLogix ...............................       183       --       --
Option and warrant reduction .....................................     1,011    5,379    2,892
Value of shares issued upon meeting certain earnings criteria ....       181      389       --
Retirement of treasury stock .....................................    15,868       --    2,432
Treasury stock to employee benefit plan ..........................        --       --      191
Value of shares issued for acquisitions ..........................        24       --       96

Cash paid for the following:

                   YEAR ENDED DECEMBER 31,
                  ------------------------
                   2005     2004     2003
                  ------   ------   ------
Interest ......   $1,426   $2,133   $2,618
                  ======   ======   ======
Income taxes ..   $1,187   $  835   $  533
                  ======   ======   ======

20.  RELATED PARTY TRANSACTIONS

     On March 1, 2001, a limited liability company wholly owned by TLCVision acquired all of the non medical assets relating to the refractive practice of Dr. Mark Whitten prior to Dr. Whitten becoming a director of TLCVision. The cost of this acquisition was $20.0 million, with $10.0 million paid in cash on March 1, 2001 and the remaining $10.0 million payable in four equal non-interest bearing installments on each of the first four anniversary dates of closing. Dr. Whitten was a director of TLCVision from May 2002 to May 2003. At December 31, 2005, this note had been paid in full (See Note 11, "Long-Term Debt"). In addition, TLCVision has entered into service agreements with companies that own Dr. Whitten's refractive satellite operations located in Frederick, Maryland, and Charlottesville, Virginia, under which TLCVision will provide such companies with services in return for a fee. During the years ended December 31, 2005, 2004 and 2003, the Company received revenue from these service agreements of $1.0 million, $0.9 million, and $0.7 million, respectively.

     LaserVision, a subsidiary of TLCVision, had a limited partnership agreement with Minnesota Eye Consultants for the operation of one of its Roll-On/Roll-Off mobile systems. Dr. Richard Lindstrom, a director of TLCVision, is founder, partner and attending surgeon of Minnesota Eye Consultants. LaserVision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. Under the terms of the partnership agreement, LaserVision received a revenue-based management fee from the partnership until this unit was retired in 2003. Subsequent to the acquisition of LaserVision, the Company received $48,000 in management fees from the partnership for the year ended December 31, 2003. Dr. Lindstrom also receives compensation from TLCVision in his capacity as medical director of TLCVision and as a consultant to MSS.

     The Company also has an agreement with Minnesota Eye Consultants to provide laser access. The Company received revenue of $1.0 million, $1.4 million, and $1.2 million as a result of the agreement for the years ended December 31, 2005, 2004, and 2003, respectively.

     In September 2004, OccuLogix signed a product purchase agreement with Veris to sell 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6.0 million, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris will no longer require the contracted number of treatment sets in the period. OccuLogix has agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Jeffery Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLCVision. As of December 31, 2005, OccuLogix had received a total of $1.8 million from Veris. Included in amounts receivable as of December 31, 2005 is $1.0 million due from Veris for the purchase of additional pumps and treatment sets. Based on discussions with Veris, OccuLogix believes that Veris will not be able to meet its financial obligations by March 31, 2006. Therefore, OccuLogix has recorded an allowance for doubtful accounts of $1.0 million against the amount due from Veris in the year ended December 31, 2005.

21.  SUBSEQUENT EVENTS

     On February 3, 2006, OccuLogix announced that it had completed a preliminary analysis of the data from MIRA-1, its recently completed pivotal (phase III) clinical trial using its RHEO(TM) System. The data indicated that MIRA-1 did not demonstrate a statistically significant mean change of Best Spectacle-Corrected Visual Acuity. As a result of this announcement, the share price of OccuLogix stock as traded on the NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in the market capitalization of OccuLogix from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day share price average subsequent to the announcement. The resulting decrease in the share price was identified as an indicator of impairment leading to an analysis of OccuLogix's intangible assets and goodwill and resulting in OccuLogix reporting an impairment charge to goodwill of $147.5 million. Because TLCVision accounted for the OccuLogix reorganization at historical cost, it eliminates OccuLogix's goodwill balance in consolidation (see Note 1).

     OccuLogix believes that the announcement made it unlikely that it would be able to collect on amounts outstanding from its sole customer, Veris, resulting in a provision for bad debts of $0.5 million related to revenue reported prior to December 2005. OccuLogix did not recognize $0.5 million of revenue related to goods shipped in December 2005, based on collectibility not being reasonably assured. OccuLogix also fully expensed the $0.2 million advance that it had paid to Veris in connection with clinical trial services to be provided by Veris for one of OccuLogix's clinical trials. OccuLogix also evaluated its ending inventory balance as of December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with initial expectations. Accordingly, OccuLogix set up a provision for obsolescence of $2.0 million for filter sets that are unlikely to be utilized prior to their expiration dates. As a result of the above entries, TLCVision's reported pre-tax earnings for the quarter and year ended December 31, 2005 were reduced by $1.6 million.

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     On March 16, 2006, the Company announced that it would restate its consolidated financial statements for the first three quarters of 2005 to correct its accounting for income taxes. During each of the first three quarters of 2005, the Company reversed a portion of its deferred tax asset valuation allowance as a reduction to income tax expense. Due to limitations on the availability of certain portions of the Company's net operating loss carryforwards, the Company has determined that the deferred tax asset valuation allowance reversals in the first three quarters of 2005 should have been recorded primarily to goodwill and equity. The adjustments to income tax expense were $2.9 million, $1.9 million and $0.9 million for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively. The total adjustment for the first three quarters of $5.7 million is primarily a non-cash item. All data reflected in the 2005 consolidated financial statements, including the related notes, have been restated to properly reflect income taxes. Quarterly financial results (unaudited) for 2005, including the effect of the restatement, are as follows:

                           THREE MONTHS ENDED            THREE MONTHS ENDED            THREE MONTHS ENDED
                             MARCH 31, 2005                JUNE 30, 2005               SEPTEMBER 30, 2005       THREE MONTHS
                      ---------------------------   ---------------------------   ---------------------------      ENDED
                      AS PREVIOUSLY                 AS PREVIOUSLY                 AS PREVIOUSLY                 DECEMBER 31,
                         REPORTED     AS RESTATED      REPORTED     AS RESTATED      REPORTED     AS RESTATED       2005
                      -------------   -----------   -------------   -----------   -------------   -----------   ------------
Revenues                 $71,049        $71,049        $66,820        $66,820        $61,639        $61,639       $60,517
Gross profit              24,959         24,959         22,492         22,492         17,521         17,521        14,328
Net income (loss)          9,606          6,727          5,511          3,635          1,699            779        (4,256)
Basic income (loss)
   per share                0.14           0.10           0.08           0.05           0.02           0.01         (0.06)
Diluted income
   (loss) per share         0.13           0.09           0.08           0.05           0.02           0.01         (0.06)

For comparison purposes, the quarterly financial results (unaudited) for 2004 are as follows:

                                                        THREE MONTHS   THREE MONTHS
                       THREE MONTHS     THREE MONTHS       ENDED           ENDED
                           ENDED           ENDED       SEPTEMBER 30,   DECEMBER 31,
                      MARCH 31, 2004   JUNE 30, 2004        2004         2004 (1)
                      --------------   -------------   -------------   ------------
Revenues                  $66,800         $65,879         $57,692         $56,876
Gross profit               21,713          22,307          17,609          14,880
Net income (loss)           8,052           6,239           3,322          26,095
Basic income (loss)
   per share                 0.12            0.09            0.05            0.38
Diluted income
  (loss) per share           0.12            0.09            0.05            0.36

(1) Net income for the three months ended December 31, 2004 includes a gain on the sale of OccuLogix stock of $25.8 million.

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

     CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the quarter ended December 31, 2005, the Company implemented a control within the reporting of income taxes process to evaluate IRC Section 382 limitations related to the availability of net operating loss carryforwards and the impact on the Company's financial statements. This evaluation resulted in a restatement of the 2005 quarterly financial information as well as a correction in 2005 of 2004 income taxes as described in footnote 15 to the consolidated financial statements and was considered to be a material weakness in internal controls that was properly remediated prior to year-end. Except as described above, there have been no other significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria. However, management did not assess the effectiveness of the internal controls of Kremer Laser Eye, which is included in the Company's 2005 consolidated financial statements and constituted $33.0 million and $25.9 million of assets and net assets, respectively, as of December 31, 2005 and $7.5 million and $0.8 million of revenues and net income, respectively, for the period from July 11, 2005 through December 31, 2005. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company did not have control of the entity until July 11, 2005 and therefore did not have time, in practice, to assess those controls.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting is included elsewhere herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TLC Vision Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that TLC Vision Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TLC Vision Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

     As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kremer Laser Eye, which is included in the 2005 consolidated financial statements of TLC Vision Corporation and constituted $33.0 million and $25.9 million of assets and net assets, respectively, as of December 31, 2005 and $7.5 million and $0.8 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of TLC Vision Corporation also did not include an evaluation of the internal control over financial reporting of Kremer Laser Eye.

     In our opinion, management's assessment that TLC Vision Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TLC Vision Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TLC Vision Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2005 of TLC Vision Corporation and our report dated March 10, 2006 expressed an unqualified opinion thereon.


St. Louis Missouri                      /s/ ERNST & YOUNG LLP
March 10, 2006                          ----------------------------------------

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of the report:

     (1)  Financial statements:

     Report of Independent Registered Public Accounting Firm.

     Consolidated Statements of Operations - Years Ended December 31, 2005, 2004 and 2003.

     Consolidated Balance Sheets as of December 31, 2005 and 2004.

     Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003.

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2005, 2004 and 2003.

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

     March 10, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                                   TITLE                            DATED
          ---------                                   -----                            -----


/s/ JAMES C WACHTMAN             Chief Executive Officer and Director              March 10, 2006
------------------------------
James C. Wachtman


/s/ STEVEN P. RASCHE             Chief Financial Officer and Treasurer             March 10, 2006
------------------------------
Steven P. Rasche


/s/ ELIAS VAMVAKAS               Chairman of the Board of Directors and Director   March 10, 2006
------------------------------
Elias Vamvakas


/s/ THOMAS N. DAVIDSON           Director                                          March 10, 2006
------------------------------
Thomas N. Davidson


/s/ WARREN S. RUSTAND            Director                                          March 10, 2006
------------------------------
Warren S. Rustand


/s/ RICHARD L. LINDSTROM, M.D.   Director                                          March 10, 2006
------------------------------
Richard L. Lindstrom, M.D.


/s/ TOBY S. WILT                 Director                                          March 10, 2006
------------------------------
Toby S. Wilt


/s/ MICHAEL D. DEPAOLIS          Director                                          March 10, 2006
------------------------------
Michael D. DePaolis

SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           BALANCE AT                           DEDUCTIONS-    BALANCE AT
                                            BEGINNING                          UNCOLLECTABLE       END
                                            OF PERIOD   PROVISION   OTHER(1)      AMOUNTS       OF PERIOD
                                           ----------   ---------   --------   -------------   ----------
                                                                   (IN THOUSANDS)
Fiscal 2003
Provision for contractual allowances and
   doubtful accounts receivable             $  2,428    $    207    $     --       $ (52)       $  2,583
Provision against investments and other
   assets                                      4,123          46        (651)         --           3,518
Deferred tax asset valuation allowance       120,902       1,929          --          --         122,831

Fiscal 2004
Provision for contractual allowances and
   doubtful accounts receivable             $  2,583    $    124    $     --       $(380)       $  2,327
Provision against investments and other
   assets                                      3,518          --      (1,206)         --           2,312
Deferred tax asset valuation allowance       122,831     (16,337)    (27,863)         --          78,631

Fiscal 2005
Provision for contractual allowances and
   doubtful accounts receivable             $  2,327    $  1,648    $    530       $(276)       $  4,229
Provision against investments and other
   assets                                      2,312           2          --          --           2,314
Deferred tax asset valuation allowance        78,631        (267)     (2,757)         --          75,607

Note (1): During fiscal 2003, the Company adjusted a portion of the provision for contractual allowances and doubtful accounts due to improved financial strength of the borrower, a secondary care service provider of which the Company owns approximately 25% of the outstanding shares, and a consistent pattern of timely payments that the borrower has made related to the note receivable held by the Company. The Company reversed the remainder of the reserve in fiscal 2004 due to consistent payment history and continually improving financial strength of the borrower. During 2004, additional deferred tax asset valuation allowance of $16,094 related to the acquisition of deferred tax assets of OccuLogix for which there was a valuation allowance. Additionally, $9,523 was the effect of stock-based compensation and prior year return-to-provision adjustments. Also included is a reduction of the deferred tax asset valuation allowance of $53,480 related to the write-down of deferred tax assets for net operating losses that are not expected to be utilized. During 2005, the reduction of the deferred tax asset valuation allowance of $2,757 related to the effect of stock-based compensation, prior year return-to-provision adjustments and the change in valuation allowance of OccuLogix.

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

10.16*    Severance Agreement with Elias Vamvakas dated October 25, 2004
          (incorporated by reference to Exhibit 10.16 to the Company's 10-K for the year ended December 31, 2004)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.17*    Employment Agreement with Steve Rasche dated July 1, 2004
          (incorporated by reference to Exhibit 10.17 to the Company's 10-K for the year ended December 31, 2004)

10.18*    Employment Agreement with Brian Andrew dated December 31, 2004
          (incorporated by reference to Exhibit 10.18 to the Company's 10-K for the year ended December 31, 2004)

10.19     Asset Purchase Agreement By and Among TLC Vision (USA) Corporation,
          Eyes of the Future, P.C., and Frederic B. Kremer, M.D., dated as of
          July 11, 2005 (incorporated by reference to Exhibit 2.1 to the
          Company's 10-Q for the three and nine months ended September 30, 2005)

10.20     Asset Purchase Agreement By and Among TLC Vision (USA) Corporation,
          Frederic B. Kremer, M.D., P.C., and Frederic B. Kremer, M.D., dated as of July 11, 2005 (incorporated by reference to Exhibit 2.2 to the Company's 10-Q for the three and nine months ended September 30, 2005)

10.21     Agreement and Plan of Merger By and Among Truvision, Inc. and TLC
          Wildcard Corp. and TLC Vision Corporation and TLC Vision (USA)
          Corporation and Lindsay T. Atwood dated as of October 27, 2005
          (incorporated by reference to Exhibit 2.3 to the Company's 10-Q for the three and nine months ended September 30, 2005)

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

*    Management contract or compensatory plan arrangement.