Form 10-Q
period 2006-03-31
TLC VISION CORP
filed 2006-05-10
CIK 1010610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

[X] Yes [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b(2) of the Exchange Act.

[ ] Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act).

     [ ] Yes [X] No

     As of May 8, 2006 there were 68,880,000 of the registrant's Common Shares outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (unaudited)
                  Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
                  Consolidated Balance Sheets as of March 31, 2006 and
                     December 31, 2005
                  Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
                  Consolidated Statement of Changes in Stockholders' Equity
                     for the three months ended March 31, 2006
                  Notes to Interim Consolidated Financial Statements
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
         Item 1A. Risk Factors
         Item 2.  Unregistered Sales of Equity Securities and Use of
                     Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits
         Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                    2006         2005
                                                                  --------   -----------
                                                                             AS RESTATED
Revenues:
   Refractive:
      Centers .................................................   $47,939      $43,765
      Access ..................................................    10,988       11,411
   Other healthcare services ..................................    18,654       15,873
                                                                  -------      -------
Total revenues ................................................    77,581       71,049
                                                                  -------      -------
Cost of revenues:
   Refractive:
      Centers..................................................    31,888       28,529
      Access ..................................................     7,515        7,410
   Other healthcare services ..................................    12,986       10,151
                                                                  -------      -------
Total cost of revenues ........................................    52,389       46,090
                                                                  -------      -------
   Gross profit ...............................................    25,192       24,959
                                                                  -------      -------

General and administrative ....................................    10,827        8,925
Marketing and sales                                                 6,971        4,997
Research and development, clinical and regulatory .............     1,475        1,344
Amortization of intangibles ...................................       864        1,011
Other expenses (income), net ..................................       492         (535)
                                                                  -------      -------
                                                                   20,629       15,742
                                                                  -------      -------
Operating income ..............................................     4,563        9,217

Interest income ...............................................     1,013        1,072
Interest expense ..............................................      (538)        (458)
Minority interests ............................................       186         (686)
Earnings from equity investments ..............................       923          659
                                                                  -------      -------
Income before income taxes ....................................     6,147        9,804
Income tax expense ............................................    (3,435)      (3,077)
                                                                  -------      -------
Net income ....................................................   $ 2,712      $ 6,727
                                                                  =======      =======
Earnings per share - basic ....................................   $  0.04      $  0.10
                                                                  =======      =======
Earnings per share - diluted ..................................   $  0.04      $  0.09
                                                                  =======      =======
Weighted average number of common shares outstanding - basic ..    68,756       70,036
Weighted average number of common shares outstanding -
   diluted ....................................................    69,550       72,045

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             (UNAUDITED)
                                                              MARCH 31,    DECEMBER 31,
                                                                 2006          2005
                                                             -----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .............................    $  45,735     $  31,729
   Short-term investments ................................       29,912        38,213
   Accounts receivable, net ..............................       21,541        20,583
   Prepaid expenses, inventory and other .................       16,816        17,123
                                                              ---------     ---------
      Total current assets ...............................      114,004       107,648

Restricted cash ..........................................        1,010           975
Investments and other assets .............................       20,110        19,838
Goodwill .................................................      100,021        99,402
Other intangible assets, net .............................       23,307        24,021
Fixed assets, net ........................................       49,775        49,159
                                                              ---------     ---------
Total assets .............................................    $ 308,227     $ 301,043
                                                              =========     =========
LIABILITIES
Current liabilities:
   Accounts payable ......................................    $  10,423     $  11,031
   Accrued liabilities ...................................       29,171        24,453
   Current maturities of long-term debt ..................        6,099         5,268
                                                              ---------     ---------
      Total current liabilities...........................       45,693        40,752

Other long-term liabilities ..............................        3,198         3,427
Long term-debt, less current maturities ..................       12,115        12,665
Minority interests .......................................       33,619        35,794
                                                              ---------     ---------
Total liabilities ........................................       94,625        92,638
                                                              ---------     ---------
STOCKHOLDERS' EQUITY
Common stock, no par value; unlimited number authorized ..      453,213       450,703
Option and warrant equity ................................        1,836         1,861
Accumulated deficit ......................................     (241,447)     (244,159)
                                                              ---------     ---------
Total stockholders' equity ...............................      213,602       208,405
                                                              ---------     ---------
Total liabilities and stockholders' equity ...............    $ 308,227     $ 301,043
                                                              =========     =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                 ----------------------
                                                                                   2006         2005
                                                                                 --------   -----------
                                                                                            AS RESTATED
OPERATING ACTIVITIES
Net income ...................................................................   $ 2,712     $  6,727
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization .............................................     3,792        4,017
   Deferred taxes ............................................................     2,131        2,506
   Excess tax benefits from stock-based compensation expense .................    (1,710)          --
   Minority interests ........................................................      (186)         686
   Earnings from equity investments ..........................................      (923)        (659)
   Loss (gain) on sales and disposals of fixed assets ........................        61          (96)
   Reimbursements from investments in research and development arrangements ..      (300)          --
   Write-down of OccuLogix, Inc. inventory ...................................     1,625           --
   Gain on sale of subsidiary ................................................        --         (319)
   Non-cash compensation expense .............................................       612           69
   Other .....................................................................        26           --
   Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable ....................................................    (1,089)      (3,540)
      Prepaid expenses, inventory and other current assets ...................    (1,175)      (2,308)
      Accounts payable and accrued liabilities ...............................     3,383       (1,278)
                                                                                 -------     --------
Cash from operating activities ...............................................     8,959        5,805
                                                                                 -------     --------
INVESTING ACTIVITIES
Purchases of fixed assets ....................................................    (2,349)      (2,727)
Proceeds from sales of fixed assets ..........................................        26          454
Proceeds from divestitures of investments and subsidiaries, net ..............        --        3,430
Distributions and loan payments received from equity investments .............     1,333          556
Reimbursements from investments in research and development arrangements .....       300           --
Acquisitions and equity investments ..........................................    (1,474)        (443)
Proceeds from sales of short-term investments ................................     9,925       38,750
Purchases of short-term investments ..........................................    (1,650)     (14,246)
Other ........................................................................       (57)        (125)
                                                                                 -------     --------
Cash from investing activities ...............................................     6,054       25,649
                                                                                 -------     --------
FINANCING ACTIVITIES
Restricted cash movement .....................................................       (35)          23
Principal payments of debt financing and capital leases ......................    (1,071)      (4,219)
Proceeds from debt financing .................................................        83        1,117
Excess tax benefits from stock-based compensation expense ....................     1,710           --
Distributions to minority interests ..........................................    (2,184)      (1,977)
Proceeds from issuances of common stock ......................................       257        1,077
Proceeds from issuances of OccuLogix, Inc. stock .............................       233          217
                                                                                 -------     --------
Cash from financing activities ...............................................    (1,007)      (3,762)
                                                                                 -------     --------
Net increase in cash and cash equivalents during the period ..................    14,006       27,692
Cash and cash equivalents, beginning of period ...............................    31,729       33,435
                                                                                 -------     --------
Cash and cash equivalents, end of period .....................................   $45,735     $ 61,127
                                                                                 =======     ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                                                   OPTION
                                                 COMMON STOCK       AND
                                              -----------------   WARRANT   ACCUMULATED
                                              SHARES    AMOUNT     EQUITY     DEFICIT       TOTAL
                                              ------   --------   -------   -----------   --------
Balance December 31, 2005..................   68,691   $450,703    $1,861    $(244,159)   $208,405
Shares issued as part of the employee
   share purchase plan and 401(k) plan.....       38        217                                217
Exercise of stock options..................       82        166       (24)                     142
Options expired or forfeited...............                   1        (1)                      --
Stock-based compensation...................                 285                                285
Reversal of deferred tax asset valuation
   allowance for excess stock-based
   compensation tax deductions.............               1,710                              1,710
Changes in OccuLogix, Inc.'s
   stockholders' equity....................                 131                                131
Net income and comprehensive income........                                      2,712       2,712
                                              ------   --------    ------    ---------    --------
Balance March 31, 2006.....................   68,811   $453,213    $1,836    $(241,447)   $213,602
                                              ======   ========    ======    =========    ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 filed by TLC Vision Corporation (the "Company" or "TLCVision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. The consolidated financial statements as of December 31, 2005 and unaudited interim consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

     The unaudited interim consolidated financial statements for the three-month period ended March 31, 2005 include certain reclassifications to conform with classifications for the three-month period ended March 31, 2006.

2. ACCOUNTING CHANGES

     Depreciation Method

     On January 1, 2006, the Company changed its depreciation policy for the following asset classifications: furniture, fixtures and equipment; laser equipment; medical equipment; and vehicles and other. The Company has changed to the straight-line depreciation method from the 25% declining balance method for these assets. The change will be reflected prospectively in the Company's financial statements both for new assets acquired after January 1, 2006 and for assets previously held from that date forward. Management's decision to change was based on its judgment that straight-line depreciation provides a better method of reflecting the pattern of consumption of the assets being depreciated over their estimated useful lives given their characteristics and usage patterns. The Company has determined that the design and durability of these assets diminishes ratably over time, and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives on a straight line basis. Based on the Company's fixed asset balance as of January 1, 2006 and anticipated current year capital expenditures, the anticipated effect of the change for fiscal year 2006 will be an increase to net income of approximately $1.6 million or $0.02 per diluted share. During the three months ended March 31, 2006, the change in depreciation method increased net income by approximately $0.1 million or less than $0.01 per diluted share.

     Stock-based Compensation

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment," ("Statement 123(R)") effective January 1, 2006, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under Statement 123(R), pro forma disclosure is no longer permitted.

     Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, stock-based compensation has been included in pro forma disclosures in the financial statement footnotes in prior periods.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123(R) using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated to recognize compensation expense under the provisions of Statement 123(R). Under this method, in addition to reflecting compensation expense for new stock-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

     Total stock-based compensation in the quarter ended March 31, 2006 was $612,000. Total stock-based compensation includes $285,000 ($176,000 after tax or less than $0.01 basic and diluted earnings per share) for TLCVision stock options and its Employee Share Purchase Plan, and $141,000 for the value of stock issued in connection with the Company's 401(k) matching program. Total stock-based compensation also includes $186,000 ($95,000 after minority interests) of stock-based compensation expense recorded by OccuLogix, Inc. in connection with its adoption of Statement 123(R).

     As of March 31, 2006, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $2.4 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires December 31, 2009 for certain options.

     The following table illustrates the effect on net income and earnings per share as if Statement 123(R) had been applied to all outstanding awards for the three months ended March 31, 2005:

                                                                                  THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                                      2005
                                                                                ---------------
Net income as reported ......................................................       $6,727
Add stock-based employee compensation cost included in net income ...........           --
Less stock-based employee compensation cost determined under fair value
   based method for all awards, net of related tax effects ..................         (483)
Less OccuLogix, Inc.'s stock-based employee compensation cost determined
   under fair value based method for all awards, net of minority interests ..         (227)
                                                                                    ------
Pro forma net income ........................................................       $6,017
                                                                                    ======
Pro forma earnings per share - basic ........................................       $ 0.09
                                                                                    ======
Pro forma earnings per share - diluted ......................................       $ 0.08
                                                                                    ======

     For awards granted prior to the adoption of Statement 123(R), the Company uses the attribution method under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans," to amortize stock-based compensation cost. For awards granted subsequent to the adoption of Statement 123(R), the Company uses the straight-line method to amortize stock-based compensation cost.

     The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.4% and 3.2% for 2006 and 2005, respectively; expected dividend yield of 0%; expected life of 3 years and 2.5 years for 2006 and 2005, respectively; and expected volatility of 57% and 75% for 2006 and 2005, respectively.

3. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     In conjunction with the issuance of the Company's consolidated financial statements for the year ended December 31, 2005, the Company restated its results for the first three quarters of 2005 to correct its accounting for income taxes. Accordingly, the consolidated financial statements for the three months ended March 31, 2005, included herein, have been restated. During the three months ended March 31, 2005, the Company reversed a portion of its deferred tax asset valuation allowance as a reduction to income tax expense. Due to limitations on the availability of certain portions of the Company's net operating loss carryforwards, the Company has determined that the deferred tax asset valuation allowance reversals in the three months ended March 31, 2005 should have been recorded primarily to goodwill and equity. The adjustment to income tax expense was $2.9 million for the three months ended March 31, 2005 and is primarily a non-cash item. The restatement had the effect of reducing each of basic and diluted earnings per share by $0.04 for the three months ended March 31, 2005.

4. ACQUISITIONS AND DISPOSITIONS

     On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses (income).

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the three months ended March 31, 2006, the Company paid over $1 million to acquire or invest in several entities, none of which were individually material.

5. OTHER EXPENSES (INCOME), NET

     Other expenses (income), net includes the following operating items:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                                   2006    2005
                                                                  -----   -----
Loss (gain) on sales and disposals of fixed assets .....          $  61   $ (96)
Center closing costs ...................................              8     135
Gain on sale of subsidiary .............................             --    (319)
Reimbursements from previous research and development
   arrangements ........................................           (300)     --
OccuLogix, Inc. severance accruals .....................            820      --
Miscellaneous income ...................................            (97)   (255)
                                                                  -----   -----
                                                                  $ 492   $(535)
                                                                  =====   =====

6. EARNINGS PER SHARE

     The following table sets forth the computation of diluted earnings per share:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                           2006      2005
                                                         -------   -------
Net income .....................................         $ 2,712   $ 6,727
Weighted-average shares outstanding - basic ....          68,756    70,036
Dilutive effect of stock options and warrants ..             794     2,009
                                                         -------   -------
Weighted-average shares outstanding - diluted ..          69,550    72,045
Earnings per share - diluted ...................         $  0.04   $  0.09
                                                         =======   =======

7. SEGMENT INFORMATION

     The Company has four reportable segments: refractive, mobile cataract, optometric franchising and age-related macular degeneration ("AMD"). The refractive segment provides the majority of the Company's revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States. The AMD segment primarily includes the Company's majority interest in OccuLogix (see Note 9). The AMD segment is pursuing commercial applications for treatments of dry age-related macular degeneration. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care. None of the businesses in the other segment meet the quantitative criteria to be disclosed separately as a reportable segment.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's reportable segments are as follows:

    THREE MONTHS ENDED MARCH 31, 2006                  MOBILE     OPTOMETRIC
              (IN THOUSANDS)             REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER     TOTAL
    ---------------------------------    ----------   --------   -----------   -------   ------   --------
Revenues .............................     $58,927     $7,942      $4,159      $    --   $6,553   $ 77,581
Expenses: ............................
   Operating .........................      49,190      6,912       2,553        5,877    4,694     69,226
   Depreciation and amortization .....       2,720        631          14           34      393      3,792
                                           -------     ------      ------      -------   ------     ------
                                            51,910      7,543       2,567        5,911    5,087     73,018
                                           -------     ------      ------      -------   ------     ------
Income (loss) from operations ........       7,017        399       1,592       (5,911)   1,466      4,563
Interest income (expense) ............         615        (28)        (95)         366     (383)       475
Minority interests ...................        (999)        --        (734)       2,715     (796)       186
Earnings from equity investments .....         416         --          --           --      507        923
                                           -------     ------      ------      -------   ------     ------
Income (loss) before income
   taxes .............................       7,049        371         763       (2,830)     794      6,147
Income taxes .........................                                                              (3,435)
                                                                                                  --------
Net income ...........................                                                            $  2,712
                                                                                                  ========

    THREE MONTHS ENDED MARCH 31, 2005                  MOBILE     OPTOMETRIC
              (IN THOUSANDS)             REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER    TOTAL
    ---------------------------------    ----------   --------   -----------   -------   ------   -------
Revenues..............................    $55,176      $6,738      $3,536      $   431   $5,168   $71,049
Expenses:
   Operating .........................     42,289       5,664       2,210        3,881    3,771    57,815
   Depreciation and amortization .....      3,006         635          10           46      320     4,017
                                           ------      ------      ------      -------   ------   -------
                                           45,295       6,299       2,220        3,927    4,091    61,832
                                           ------      ------      ------      -------   ------   -------
Income (loss) from operations ........      9,881         439       1,316       (3,496)   1,077     9,217
Interest income (expense) ............        697         (27)       (122)         355     (289)      614
Minority interests ...................     (1,006)         --        (585)       1,499     (594)     (686)
Earnings from equity investments .....        395          --          --           --      264       659
                                           ------      ------      ------      -------   ------   -------
Income (loss) before income
  taxes ..............................      9,967         412         609       (1,642)     458     9,804
Income taxes .........................                                                             (3,077)
                                                                                                  -------
Net income ...........................                                                            $ 6,727
                                                                                                  =======

8. SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash transactions:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                              2006    2005
                                                             ------   ----
Capital lease obligations relating to equipment
   purchases .....................................           $1,435   $152
Inventory contributed to OccuLogix, Inc. .........               25     --
Option and warrant reduction .....................               25    777

     Cash paid for the following:

                  THREE MONTHS ENDED MARCH 31,
                  ----------------------------
                          2006   2005
                          ----   ----
Interest ......           $538   $627
Income taxes ..            688    249

9. SUBSEQUENT EVENT

     On April 11, 2006, the Company sold 800,000 shares of OccuLogix, Inc. common stock. After the sale of stock, the Company owns approximately 49% of OccuLogix, Inc. Effective April 11, 2006, the Company will deconsolidate OccuLogix, Inc. and begin accounting for its investment under the equity method.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the "Form 10-Q") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "plans," "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. Unless the context indicates or requires otherwise, references in this Form 10-Q to the "Company" or "TLCVision" shall mean TLC Vision Corporation and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars. References to the "Commission" shall mean the U.S. Securities and Exchange Commission.

OVERVIEW

     TLC Vision Corporation and its subsidiaries comprise a diversified healthcare services company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS, Inc. subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. Until April 11, 2006, the Company was a 51% majority owner of OccuLogix, Inc., a public company focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood (see Note 9).

     The Company serves surgeons who performed over 73,000 procedures, including refractive and cataract procedures, at the Company's centers or using the Company's equipment during the three months ended March 31, 2006.

     The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. Additionally, it is pursuing growth initiatives and investment opportunities in the refractive market and within its other healthcare services.

RECENT DEVELOPMENTS

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the three months ended March 31, 2006, the Company paid over $1 million to acquire or invest in several entities, none of which were individually material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

     Total revenues for the three months ended March 31, 2006 were $77.6 million, an increase of $6.6 million, or

9% over revenues of $71.0 million for the three months ended March 31, 2005. This increase was due to a 7% increase in refractive revenues and a 18% increase in other healthcare services revenues.

     Revenues from the refractive segment for the three months ended March 31, 2006 were $58.9 million, an increase of $3.7 million or 7% from revenues of $55.2 million for the three months ended March 31, 2005. Refractive revenues increased as a result of an increased mix of higher priced procedures, primarily Custom LASIK and Intralase. Refractive revenues also increased due to a higher number of centers resulting from acquisitions and de novo centers opened during the past year. These increases were partially offset by a decrease in refractive procedures. Refractive procedures for the three months ended March 31, 2006 were approximately 56,100, a decrease of 2,600 or 4% from refractive procedures of 58,700 for the three months ended March 31, 2005. Procedures for Laser Eye Care of California ("LECC") were included in both periods and account for 5,000 procedures for the three months ended March 31, 2006, an increase of 200 procedures over the prior year period. The Company owns a 30% interest in LECC.

     Revenues from centers for the three months ended March 31, 2006 were $47.9 million, an increase of $4.1 million, or 10% from revenues of $43.8 million for the three months ended March 31, 2005. The increase in revenues from centers was due to an increased mix of higher priced procedures and a higher number of centers resulting from acquisitions and de novo centers opened during the past year. These increases were partially offset by a decrease in centers procedures. For the three months ended March 31, 2006, centers procedures were approximately 35,100, a decrease of 300 or 1% from centers procedures of 35,400 for the three months ended March 31, 2005.

     Revenues from access services for the three months ended March 31, 2006 were $11.0 million, a decrease of $0.4 million or 4% from revenues of $11.4 million for the three months ended March 31, 2005. The decline in access revenues was primarily due to 2,400 or 10% fewer procedures, partially offset by higher average pricing due to an increase in Custom LASIK procedures.

     Revenues from other healthcare services for the three months ended March 31, 2006, were $18.7 million, an increase of $2.8 million or 18% from revenues of $15.9 million for the three months ended March 31, 2005. Approximately 24% of total revenues for the three months ended March 31, 2006 were derived from other healthcare services compared to 22% for the three months ended March 31, 2005. The increase in other healthcare services revenues resulted from internal growth of existing businesses and contributions from businesses acquired within the past year.

     The cost of refractive revenues for the three months ended March 31, 2006 was $39.4 million, an increase of $3.5 million, or 10% over the cost of refractive revenues of $35.9 million for the three months ended March 31, 2005. This increase was primarily attributable to higher costs associated with higher priced procedures and the operations of new centers acquired or opened in the past year partially offset by a decrease in refractive procedures. Gross margins for the refractive business as a whole decreased to 33% during the three months ended March 31, 2006 from 35% in the prior year period.

     The cost of revenues from centers for the three months ended March 31, 2006 was $31.9 million, an increase of $3.4 million, or 12% from the cost of revenues of $28.5 million for the three months ended March 31, 2005. This increase was primarily attributable to higher costs associated with higher priced procedures and the operations of new centers acquired or opened in the past year partially offset by a decrease in centers procedures. Gross margins for centers decreased to 33% during the three months ended March 31, 2006 from 35% in the prior year period.

     The cost of revenues from access services for the three months ended March 31, 2006 was $7.5 million, an increase of $0.1 million or 1% from the cost of revenues of $7.4 million during the three months ended March 31, 2005. This increase was primarily attributable to higher costs associated with higher priced procedures partially offset by a decrease in access procedures. Gross margins decreased to 32% during the three months ended March 31, 2006 from 35% in the prior year period.

     The cost of revenues from other healthcare services for the three months ended March 31, 2006 was $13.0 million, an increase of $2.8 million or 28% from cost of revenues of $10.2 million for the three months ended March 31, 2005. The increase in cost of revenues primarily related to a $1.1 million increase from the AMD segment, which included a $1.6 million write-down of OccuLogix, Inc. inventory. The remaining increase is due to incremental costs incurred to generate the increased revenues of the other healthcare services business. For the three months ended March 31, 2006, gross margins decreased to 30% from 36% for the prior year period. Excluding the $1.6 million write-down of OccuLogix, Inc. inventory, gross margins increased to 39% primarily due to growth in the Company's optometric franchising segment, which has high gross margins within the Company's other healthcare services businesses.

     General and administrative expenses increased to $10.8 million for the three months ended March 31, 2006 from $8.9 million for the three months ended March 31, 2005. The $1.9 million or 21% increase included a $0.1 million decrease from the AMD segment as OccuLogix, Inc. continues to research the data of its clinical trials related to its rheopheresis application to the United States Food and Drug Administration ("FDA"). The remaining $2.0 million increase was primarily due to costs related to businesses acquired or opened within the past year and stock-based compensation attributable to the adoption of Statement 123(R).

     Marketing expenses increased to $7.0 million for the three months ended March 31, 2006 from $5.0 million for the three months ended March 31, 2005. The $2.0 million or 40% increase was primarily due to costs related to businesses acquired or opened within the past year including marketing costs related to the Company's LASIK Select centers.

     Research and development, clinical and regulatory expenses increased to $1.5 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005. Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. as it conducted clinical trials related to its rheopheresis application to the FDA.

     For the three months ended March 31, 2006, other operating expenses, net of $0.5 million primarily included $0.8 million of severance accruals at OccuLogix, Inc., partially offset by a $0.3 million reimbursement received under a previous research and development arrangement. For the three months ended March 31, 2005, other operating income, net of $0.5 million primarily included a $0.3 million gain on the sale of a subsidiary and $0.3 million of miscellaneous income.

     Interest income decreased to $1.0 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. This $0.1 million decrease is primarily due to a decrease in the Company's cash and cash equivalents and short-term investments balances partially offset by higher rates of return.

     Interest expense was $0.5 million for the three months ended March 31, 2006 and 2005.

     Minority interests decreased to $0.2 million of income for the three months ended March 31, 2006 from $0.7 million of expense for the three months ended March 31, 2005. This $0.9 million decrease included a $1.2 million decrease from the AMD segment. This decrease was partially offset by a $0.3 million increase from the Company's other business segments.

     Earnings from equity investments increased to $0.9 million for the three months ended March 31, 2006 from $0.7 million for the three months ended March 31, 2005. This $0.2 million increase was primarily due to an increase in earnings of $0.1 million from LECC and $0.1 million of earnings from an ASC in which the Company acquired a minority ownership in the fourth quarter of 2005.

     Income tax expense increased to $3.4 million for the three months ended March 31, 2006 from $3.1 million for the three months ended March 31, 2005. This $0.3 million increase was primarily due to the nature of the valuation allowance released on the reversal of temporary differences and the net operating loss carryforwards that were utilized for each respective three-month period. For the three months ended March 31, 2005, the Company utilized certain net operating loss carryforwards that reduced income tax expense and the effective tax rate. For the three months ended March 31, 2006, the Company utilized certain net operating loss carryforwards and deducted certain temporary differences that reduced goodwill and increased equity but did not reduce income tax expense. Therefore, the Company's effective tax rate was higher for the three months ended March 31, 2006 than the prior year period.

     Net income for the three months ended March 31, 2006 decreased to $2.7 million or $0.04 per diluted share from

$6.7 million or $0.09 per diluted share for the three months ended March 31, 2005. This $4.0 million decrease included a $1.2 million decrease from the AMD segment. Excluding the impact of the AMD segment, net income decreased to $5.5 million or $0.08 per diluted share for the three months ended March 31, 2006 from $8.4 million or $0.12 per diluted share for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2006, the Company continued to focus its activities primarily on expanding its refractive centers and other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents, short-term investments and restricted cash were $76.7 million at March 31, 2006 compared to $70.9 million at December 31, 2005. Working capital at March 31, 2006 was $68.3 million, an increase of $1.4 million from $66.9 million at December 31, 2005.

     The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments.

     During the three months ended March 31, 2006, the Company invested $2.3 million in fixed assets and received vendor lease financing for $1.4 million.

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

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $9.0 million for the three months ended March 31, 2006. The cash flows provided by operating activities during the three months ended March 31, 2006 were primarily due to net income of $2.7 million and a decrease in net operating assets of $1.1 million plus non-cash items including depreciation and amortization of $3.8 million, deferred taxes of $2.1 million, write-down of OccuLogix, Inc. inventory of $1.6 million and stock-based compensation of $0.6 million. These cash flows were partially offset by excess tax benefits from stock-based compensation expense of $1.7 million, earnings from equity investments of $0.9 million and minority interest income of $0.2 million. The decrease in net operating assets consisted of a $3.4 million increase in accounts payable and accrued liabilities partially offset by a $1.1 million increase in accounts receivable due primarily to higher revenues during the seasonably strong first quarter, and a $1.2 million increase in prepaid expenses and other current assets. Excluding the impact of the AMD segment, net cash provided by operating activities would have been $13.8 million for the three months ended March 31, 2006.

CASH FROM INVESTING ACTIVITIES

     Net cash provided by investing activities was $6.1 million for the three months ended March 31, 2006. The cash flows provided by investing activities during the three months ended March 31, 2006 primarily included net proceeds from the sales and purchases of short-term investments of $8.3 million, distributions and loan payments received from equity investments of $1.3 million and a reimbursement of a previous research and development arrangement of $0.3 million. These cash flows were partially offset by capital expenditures of $2.3 million and acquisitions and investments of $1.5 million. Excluding the impact of the AMD segment, cash used in investing activities would have been $3.8 million for the three months ended March 31, 2006.

CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $1.0 million for the three months ended March 31, 2006. Net cash used in financing activities during the three months ended March 31, 2006 was primarily related to the repayment of certain notes payable and capitalized lease obligations of $1.1 million and distributions to minority interests of $2.2 million, partially offset by excess tax benefits from stock-based compensation expense of $1.7 million, proceeds from issuances of common stock of $0.3 million and proceeds from issuances of OccuLogix, Inc. common stock of $0.2 million. Excluding the impact of the AMD segment, net cash used in investing activities would have been $1.2 million for the three months ended March 31, 2006.

SUBSEQUENT EVENT

     On April 11, 2006, the Company sold 800,000 shares of OccuLogix, Inc. common stock. After the sale of stock, the Company owns approximately 49% of OccuLogix, Inc. Effective April 11, 2006, the Company will deconsolidate OccuLogix, Inc. and begin accounting for its investment under the equity method.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These exposures primarily relate to having short-term investments earning short-term interest rates and having fixed rate debt. The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material changes in legal proceedings from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     18   Letter from Ernst & Young LLP regarding change in accounting principle

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

                                        TLC VISION CORPORATION


                                        By: /s/ James C. Wachtman
                                            ------------------------------------
                                            James C. Wachtman
                                            Chief Executive Officer
                                            May 9, 2006


                                        By: /s/ Steven P. Rasche
                                            ------------------------------------
                                            Steven P. Rasche
                                            Chief Financial Officer
                                            May 9, 2006

                                  EXHIBIT INDEX

NO.                                   DESCRIPTION
---                                   -----------
18     Letter from Ernst & Young LLP regarding change in accounting principle

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