Form 10-Q
period 2006-06-30
TLC VISION CORP
filed 2006-08-09
CIK 1010610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     As of August 8, 2006 there were 68,959,000 of the registrant's Common Shares outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements (unaudited)
            Consolidated Statements of Operations for the three
               and six months ended June 30, 2006 and 2005
            Consolidated Balance Sheets as of June 30, 2006
               and December 31, 2005
            Consolidated Statements of Cash Flows for the six
               months ended June 30, 2006 and 2005
            Consolidated Statement of Changes in Stockholders'
               Equity for the six months ended June 30, 2006
            Notes to Interim Consolidated Financial Statements
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk
   Item 4.  Controls and Procedures

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                       ---------------------   ----------------------
                                                         2006        2005        2006         2005
                                                       -------   -----------   --------   -----------
                                                                 AS RESTATED              AS RESTATED
Revenues:
   Refractive:
      Centers ......................................   $43,598    $ 38,010     $ 91,537    $ 81,775
      Access .......................................     9,771       9,828       20,759      21,239
   Other healthcare services .......................    22,846      18,982       41,500      34,855
                                                       -------    --------     --------    --------
   Total revenues ..................................    76,215      66,820      153,796     137,869
                                                       -------    --------     --------    --------
   Cost of revenues:
      Refractive:
      Centers ......................................    29,908      25,921       61,796      54,450
      Access .......................................     7,160       7,200       14,675      14,610
   Other healthcare services .......................    13,946      11,207       26,932      21,358
                                                       -------    --------     --------    --------
Total cost of revenues .............................    51,014      44,328      103,403      90,418
                                                       -------    --------     --------    --------
   Gross profit ....................................    25,201      22,492       50,393      47,451
                                                       -------    --------     --------    --------
General and administrative .........................     7,085       9,227       17,912      18,287
Marketing and sales ................................     6,704       5,843       13,675      10,840
Research and development, clinical and regulatory ..        --       1,310        1,475       2,654
Amortization of intangibles ........................       874       1,032        1,738       2,043
Other expenses (income), net .......................      (169)       (363)         323      (1,033)
                                                       -------    --------     --------    --------
                                                        14,494      17,049       35,123      32,791
                                                       -------    --------     --------    --------
Operating income ...................................    10,707       5,443       15,270      14,660
Gain on sale of OccuLogix, Inc. stock ..............     1,450          --        1,450          --
Interest income ....................................       222         979        1,235       2,051
Interest expense ...................................      (141)       (184)        (679)       (642)
Minority interests .................................    (2,938)     (1,105)      (2,752)     (1,791)
Earnings (losses) from equity investments ..........      (899)        680           24       1,339
                                                       -------    --------     --------    --------
Income before income taxes .........................     8,401       5,813       14,548      15,617
Income tax (expense) benefit .......................     2,466      (2,178)        (969)     (5,255)
                                                       -------    --------     --------    --------
Net income .........................................   $10,867    $  3,635     $ 13,579    $ 10,362
                                                       -------    --------     --------    --------
Earnings per share - basic .........................   $  0.16    $   0.05     $   0.20    $   0.15
                                                       =======    ========     ========    ========
Earnings per share - diluted .......................   $  0.16    $   0.05     $   0.19    $   0.14
                                                       =======    ========     ========    ========
Weighted average number of common shares
   outstanding - basic .............................    68,881      70,326       68,819      70,182
Weighted average number of common shares
   outstanding - diluted ...........................    69,830      72,071       69,832      72,057

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             (UNAUDITED)
                                                               JUNE 30,    DECEMBER 31,
                                                                 2006          2005
                                                             -----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .............................    $  35,879     $  31,729
   Short-term investments ................................        9,825        38,213
   Accounts receivable, net ..............................       19,811        20,583
   Prepaid expenses, inventory and other .................       12,053        17,123
                                                              ---------     ---------
      Total current assets ...............................       77,568       107,648
Restricted cash ..........................................        1,010           975
Investments and other assets .............................       39,990        19,838
Goodwill .................................................       96,440        99,402
Other intangible assets, net .............................       22,249        24,021
Fixed assets, net ........................................       53,117        49,159
                                                              ---------     ---------
Total assets .............................................    $ 290,374     $ 301,043
                                                              =========     =========
LIABILITIES
Current liabilities:
   Accounts payable ......................................    $   9,675     $  11,031
   Accrued liabilities ...................................       21,715        24,453
   Current maturities of long-term debt ..................        6,595         5,268
                                                              ---------     ---------
      Total current liabilities ..........................       37,985        40,752
Other long-term liabilities ..............................        3,132         3,427
Long term-debt, less current maturities ..................       14,236        12,665
Minority interests .......................................       14,696        35,794
                                                              ---------     ---------
Total liabilities ........................................       70,049        92,638
                                                              ---------     ---------
STOCKHOLDERS' EQUITY
Common stock, no par value; unlimited number authorized ..      449,091       450,703
Option and warrant equity ................................        1,814         1,861
Accumulated deficit ......................................     (230,580)     (244,159)
                                                              ---------     ---------
Total stockholders' equity ...............................      220,325       208,405
                                                              ---------     ---------
Total liabilities and stockholders' equity ...............    $ 290,374     $ 301,043
                                                              =========     =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                       SIX MONTHS
                                                                     ENDED JUNE 30,
                                                                 ----------------------
                                                                   2006         2005
                                                                 --------   -----------
                                                                             AS RESTATED
OPERATING ACTIVITIES
Net income ...................................................   $ 13,579    $ 10,362
Adjustments to reconcile net income to net cash from
   operating activities:
   Depreciation and amortization .............................      7,676       7,988
   Deferred taxes ............................................      2,019       4,126
   Minority interests ........................................      2,752       1,791
   Earnings from equity investments ..........................        (24)     (1,339)
   Loss (gain) on sales and disposals of fixed assets ........          1         (96)
   Reimbursements from investments in research and
      development arrangements ...............................       (300)       (300)
   Write-down of OccuLogix, Inc. inventory ...................      1,625          --
   Gain on sale of OccuLogix, Inc. stock .....................     (1,450)         --
   Gain on sale of subsidiary ................................         --        (319)
   Non-cash compensation expense .............................        925         206
   Other .....................................................         26          88
   Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
      Accounts receivable ....................................        136      (2,213)
      Prepaid expenses, inventory and other current assets ...     (1,081)     (3,312)
      Accounts payable and accrued liabilities ...............     (3,103)     (4,225)
                                                                 --------    --------
Cash from operating activities ...............................     22,781      12,757
                                                                 --------    --------
INVESTING ACTIVITIES
Purchases of fixed assets ....................................     (6,349)     (5,177)
Proceeds from sales of fixed assets ..........................        516         724
Proceeds from divestitures of investments and
   subsidiaries, net .........................................         --       3,430
Proceeds from sale of OccuLogix, Inc. stock, net .............      2,226          --
OccuLogix, Inc. cash balance at time of deconsolidation ......    (14,814)         --
Distributions and loan payments received from
   equity investments ........................................      1,854       1,387
Reimbursements from investments in research and
   development arrangements ..................................        300         300
Acquisitions and equity investments ..........................     (3,171)     (8,881)
Proceeds from sales of short-term investments ................      9,925      66,397
Purchases of short-term investments ..........................     (3,275)    (33,093)
Other ........................................................        (47)         (7)
                                                                 --------    --------
Cash from investing activities ...............................    (12,835)     25,080
                                                                 --------    --------
FINANCING ACTIVITIES
Restricted cash movement .....................................        (35)         25
Principal payments of debt financing and capital leases ......     (1,968)     (6,131)
Proceeds from debt financing .................................        283       1,321
Distributions to minority interests ..........................     (4,754)     (3,744)
Proceeds from issuances of common stock ......................        445       1,089
Proceeds from issuances of OccuLogix, Inc. stock .............        233         107
                                                                 --------    --------
Cash from financing activities ...............................     (5,796)     (7,333)
                                                                 --------    --------
Net increase in cash and cash equivalents during the period ..      4,150      30,504
Cash and cash equivalents, beginning of period ...............     31,729      33,435
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $ 35,879    $ 63,939
                                                                 ========    ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                                                                OPTION
                                                              COMMON STOCK       AND
                                                           -----------------   WARRANT   ACCUMULATED
                                                           SHARES    AMOUNT     EQUITY     DEFICIT       TOTAL
                                                           ------   --------   -------   -----------   --------
Balance December 31, 2005 ..............................   68,691   $450,703   $1,861     $(244,159)   $208,405
Shares issued as part of the employee share purchase
   plan and 401(k) plan ................................       80        474                                474
Exercise of stock options ..............................      135        257      (46)                      211
Options expired or forfeited ...........................                   1       (1)                       --
Stock-based compensation ...............................                 463                                463
Adjustment of utilized net operating loss carryforwards
  (see Note 7)..........................................              (3,116)                            (3,116)
Changes in subsidiaries' stockholders' equity ..........                 309                                309
Net income and comprehensive income ....................                                     13,579      13,579
                                                           ------   --------   ------     ---------    --------
Balance June 30, 2006 ..................................   68,906   $449,091   $1,814     $(230,580)   $220,325
                                                           ======   ========   ======     =========    ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 filed by TLC Vision Corporation (the "Company" or "TLCVision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. The consolidated financial statements as of December 31, 2005 and unaudited interim consolidated financial statements for the three and six months ended June 30, 2006 and 2005 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities ("VIEs") and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

     Effective April 1, 2006, the Company deconsolidated OccuLogix, Inc. and began accounting for its investment in OccuLogix, Inc. under the equity method (See Note 4).

     The unaudited interim consolidated financial statements for the three and six months ended June 30, 2005 include certain reclassifications to conform with classifications for the three and six months ended June 30, 2006.

2.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     In conjunction with the issuance of the Company's consolidated financial statements for the year ended December 31, 2005, the Company restated its results for the first three quarters of 2005 to correct its accounting for income taxes. Accordingly, the consolidated financial statements for the three and six months ended June 30, 2005, included herein, have been restated. During the three and six months ended June 30, 2005, the Company reversed a portion of its deferred tax asset valuation allowance as a reduction to income tax expense. Due to estimated limitations on the availability of certain portions of the Company's net operating loss carryforwards as of December 31, 2005, the Company has determined that the deferred tax asset valuation allowance reversals in the three and six months ended June 30, 2005 should have been recorded primarily to goodwill and equity. The adjustments to income tax expense were $1.9 million and $4.8 million for the three and six months ended June 30, 2005, respectively, and are primarily non-cash items. The restatement had the effect of reducing each of basic and diluted earnings per share by $0.03 and $0.07 for the three and six months ended June 30, 2005, respectively.

3.   ACCOUNTING CHANGES

     Depreciation Method

     On January 1, 2006, the Company changed its depreciation policy for the following asset classifications: furniture, fixtures and equipment; laser equipment; medical equipment; and vehicles and other. The Company has changed to the straight-line depreciation method from the 25% declining balance method for these assets. The change will be reflected prospectively in the Company's financial statements both for new assets acquired after January 1, 2006 and for assets previously held from that date forward. Management's decision to change was based on its judgment that straight-line depreciation provides a better method of reflecting the pattern of consumption of the assets being depreciated over their estimated useful lives given their characteristics and usage patterns. The Company has determined that the design and durability of these assets diminishes ratably over time, and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives on a straight line basis. During the three and six months ended June 30, 2006, the change in depreciation method increased net income by approximately $0.3 million (or $0.00 per diluted share) and $0.4 million (or $0.01 per diluted share), respectively.

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

     Total stock-based compensation for the three months ended June 30, 2006 was $313,000. Total stock-based compensation includes $178,000 ($159,000 after tax or less than $0.01 basic and diluted earnings per share) for TLCVision stock options and its Employee Share Purchase Plan, and $135,000 ($120,000 after tax or less than $0.01 basic and diluted earnings per share) for the value of stock issued in connection with the Company's 401(k) matching program.

     Total stock-based compensation for the six months ended June 30, 2006 was $925,000. Total stock-based compensation includes $463,000 ($413,000 after tax or $0.01 basic and diluted earnings per share) for TLCVision stock options and its Employee Share Purchase Plan, and $276,000 ($246,000 after tax or less than $0.01 basic and diluted earnings per share) for the value of stock issued in connection with the Company's 401(k) matching program. Total stock-based compensation also includes $186,000 ($95,000 after minority interests) of stock-based compensation expense recorded by OccuLogix, Inc. in connection with its adoption of Statement 123(R) for the three months ended March 31, 2006.

     As of June 30, 2006, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $2.2 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires March 31, 2010 for certain options.

     The following table illustrates the effect on net income and earnings per share as if Statement 123(R) had been applied to all outstanding awards for the three and six months ended June 30, 2005:

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30, 2005       JUNE 30, 2005
                                                ------------------   ----------------
Net income as reported ......................         $3,635             $10,362
Add stock-based employee compensation cost
   included in net income ...................             --                  --
Add OccuLogix, Inc.'s stock-based employee
   compensation cost included in net income,
   net of minority interests ................              6                   6
Less stock-based employee compensation cost
   determined under fair value based method
   for all awards, net of related tax
   effects ..................................           (477)               (960)
Less OccuLogix, Inc.'s stock-based employee
   compensation cost determined under fair
   value based method for all awards, net of
   minority interests .......................           (591)               (818)
                                                      ------             -------
Pro forma net income ........................         $2,573             $ 8,590
                                                      ======             =======
Pro forma earnings per share - basic ........         $ 0.04             $  0.12
                                                      ======             =======
Pro forma earnings per share - diluted ......         $ 0.04             $  0.12
                                                      ======             =======

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

4.   ACQUISITIONS AND DISPOSITIONS

     On April 11, 2006, the Company sold 800,000 shares of OccuLogix, Inc. common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owns approximately 49% of OccuLogix, Inc. Due to the insignificance of the results of operations of OccuLogix, Inc. from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix, Inc. effective April 1, 2006 and has accounted for its investment in OccuLogix, Inc. under the equity method since that date (see Note 5).

     On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses (income).

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the six months ended June 30, 2006, the Company paid over $3 million to acquire or invest in several entities, none of which were individually material.

5.   INVESTMENTS AND OTHER ASSETS

     Included in investments and other assets as of June 30, 2006 is the Company's equity investment in OccuLogix, Inc., which totaled $18.3 million. During the three months ended June 30, 2006, OccuLogix, Inc. reported the following:

Net sales .....   $     83
                  ========
Gross profit ..   $     78
                  ========
Net loss ......   $(69,996)
                  ========

     For the three months ended June 30, 2006, the net loss for OccuLogix, Inc. includes a $65.9 million charge for impairment of goodwill. Because the Company accounted for its original investment in OccuLogix, Inc. at historical cost, the Company must eliminate certain items, including the $65.9 million impairment of goodwill, when it recognizes equity earnings (losses) from OccuLogix, Inc. For the three and six months ended June 30, 2006, the Company recognized $1.9 million of equity losses from OccuLogix, Inc.

6.   OTHER EXPENSES (INCOME), NET

     Other expenses (income), net includes the following operating items:

                                                  THREE MONTHS       SIX MONTHS
                                                 ENDED JUNE 30,    ENDED JUNE 30,
                                                 --------------   ---------------
                                                   2006    2005    2006     2005
                                                  -----   -----   -----   -------
Loss (gain) on sales and disposals of fixed
   assets ....................................    $ (45)  $  --   $  17   $   (96)
Center closing costs .........................      (40)     --     (32)       --
Gain on sale of subsidiary ...................       --      --      --      (319)
Reimbursements from previous research and
   development arrangements ..................       --    (300)   (300)     (300)
OccuLogix, Inc. severance accruals ...........       --      --     820        --
Miscellaneous income .........................      (84)    (63)   (182)     (318)
                                                  -----   -----   -----   -------
                                                  $(169)  $(363)  $ 323   $(1,033)
                                                  =====   =====   =====   =======

7.   INCOME TAXES

     During the second quarter of 2006, the Company completed a comprehensive IRC Section 382 study to determine the specific limitations related to certain net operating loss carryforwards. The results of that study indicate that the availability of the Company's net operating loss carryforwards each year are greater than its original estimate. Based on the results of this study, the Company has recorded a cumulative catch-up adjustment for its change in estimate to properly reflect income taxes as of June 30, 2006. For the three and six months ended June 30, 2006, the impact of the change in estimate is a $3.4 million decrease to income tax expense (or a $0.05 increase per diluted share). In addition, as of June 30, 2006 the adjustment for the change in estimate decreases goodwill, common stock and income taxes payable by $3.9 million, $4.8 million and $2.5 million, respectively. As of June 30, 2006, the Company's net operating loss carryforwards for financial reporting purposes total $187.2 million. Due to the uncertainty of the Company's ability to utilize its net operating loss carryforwards beyond 2006, the Company maintained a valuation allowance as of June 30, 2006 against its net operating loss carryforwards.

8.   EARNINGS PER SHARE

     The following table sets forth the computation of diluted earnings per share:

                                                      THREE MONTHS         SIX MONTHS
                                                     ENDED JUNE 30,      ENDED JUNE 30,
                                                   -----------------   -----------------
                                                     2006      2005      2006      2005
                                                   -------   -------   -------   -------
Net income .....................................   $10,867   $ 3,635   $13,579   $10,362
                                                   =======   =======   =======   =======

Weighted-average shares outstanding - basic ....    68,881    70,326    68,819    70,182
Dilutive effect of stock options and warrants ..       949     1,745     1,013     1,875
                                                   -------   -------   -------   -------
Weighted-average shares outstanding - diluted ..    69,830    72,071    69,832    72,057
                                                   -------   -------   -------   -------

Earnings per share - diluted ...................   $  0.16   $  0.05   $  0.19   $  0.14
                                                   =======   =======   =======   =======

9.   SEGMENT INFORMATION

      The Company has four reportable segments: refractive, mobile cataract, optometric franchising and age-related macular degeneration ("AMD"). The refractive segment provides the majority of the Company's revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States. The AMD segment includes the Company's interest in OccuLogix, Inc. The AMD segment is pursuing commercial applications for treatments of dry age-related macular degeneration. Other includes an accumulation of other healthcare business activities including the management of cataract and secondary care centers that provide advanced levels of eye care. None of the businesses in the other segment meet the quantitative criteria to be disclosed separately as a reportable segment.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's reportable segments are as follows:

      THREE MONTHS ENDED JUNE 30, 2006                       MOBILE     OPTOMETRIC
               (IN THOUSANDS)                  REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER    TOTAL
      --------------------------------         ----------   --------   -----------   -------   ------   -------
Revenues ...................................     $53,369     $9,068      $ 6,661     $    --   $7,117   $76,215
Expenses:
   Operating ...............................      45,942      7,235        3,627          --    4,820    61,624
   Depreciation and amortization ...........       2,859        660           14          --      351     3,884
                                                 -------     ------      -------     -------   ------   -------
                                                  48,801      7,895        3,641          --    5,171    65,508
                                                 -------     ------      -------     -------   ------   -------
Income from operations .....................       4,568      1,173        3,020          --    1,946    10,707
Gain on sale of OccuLogix, Inc. stock ......          --         --           --       1,450       --     1,450
Interest income (expense) ..................         554        (30)         (87)         --     (356)       81
Minority interests .........................        (736)        --       (1,437)         --     (765)   (2,938)
Earnings (losses) from equity investments ..         414         --           --      (1,850)     537      (899)
                                                 -------     ------      -------     -------   ------   -------
Income (loss) before income taxes ..........       4,800      1,143        1,496        (400)   1,362     8,401
Income tax benefit .........................                                                              2,466
                                                                                                        -------
Net income .................................                                                            $10,867
                                                                                                        =======

      THREE MONTHS ENDED JUNE 30, 2005                       MOBILE    OPTOMETRIC
               (IN THOUSANDS)                  REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER     TOTAL
      --------------------------------         ----------   --------   -----------   -------   -------   -------
Revenues ...................................     $47,838     $8,158       $5,617     $   568   $ 4,639   $66,820
Expenses: ..................................
   Operating ...............................      40,652      6,401        3,593       3,989     2,771    57,406
   Depreciation and amortization ...........       2,914        708           10          13       326     3,971
                                                 -------     ------       ------     -------   -------   -------
                                                  43,566      7,109        3,603       4,002     3,097    61,377
                                                 -------     ------       ------     -------   -------   -------
Income (loss) from operations ..............       4,272      1,049        2,014      (3,434)    1,542     5,443
Interest income (expense) ..................         804        (28)        (110)        421      (292)      795
Minority interests .........................        (681)        --         (933)      1,411      (902)   (1,105)
Earnings from equity investments ...........         454         --           --          --       226       680
                                                 -------     ------       ------     -------   -------   -------
Income (loss) before income taxes ..........       4,849      1,021          971      (1,602)      574     5,813
Income taxes ...............................                                                              (2,178)
                                                                                                         -------
Net income .................................                                                             $ 3,635
                                                                                                         =======

       SIX MONTHS ENDED JUNE 30, 2006                        MOBILE    OPTOMETRIC
               (IN THOUSANDS)                  REFRACTIVE   CATARACT   FRANCHISING     AMD       OTHER      TOTAL
      --------------------------------         ----------   --------   -----------   -------   --------   --------
Revenues ...................................    $112,296     $17,010     $10,820     $    --   $ 13,670   $153,796
Expenses: ..................................
   Operating ...............................      95,132      14,147       6,180       5,877      9,514    130,850
   Depreciation and amortization ...........       5,579       1,291          28          34        744      7,676
                                                --------     -------     -------     -------   --------   --------
                                                 100,711      15,438       6,208       5,911     10,258    138,526
                                                --------     -------     -------     -------   --------   --------
Income (loss) from operations ..............      11,585       1,572       4,612      (5,911)     3,412     15,270
Gain on sale of OccuLogix, Inc. stock ......          --          --          --       1,450         --      1,450
Interest income (expense) ..................       1,169         (58)       (182)        366       (739)       556
Minority interests .........................      (1,735)         --      (2,171)      2,715     (1,561)    (2,752)
Earnings (losses) from equity investments ..         830          --          --      (1,850)     1,044         24
                                                --------     -------     -------     -------   --------   --------
Income (loss) before income taxes ..........      11,849       1,514       2,259      (3,230)     2,156     14,548
Income taxes ...............................                                                                  (969)
                                                                                                          --------
Net income .................................                                                              $ 13,579
                                                                                                          ========

       SIX MONTHS ENDED JUNE 30, 2005                        MOBILE    OPTOMETRIC
               (IN THOUSANDS)                  REFRACTIVE   CATARACT   FRANCHISING     AMD       OTHER      TOTAL
      --------------------------------         ----------   --------   -----------   -------   --------   --------
Revenues ...................................    $103,014    $14,896      $ 9,153     $ 1,000   $  9,806   $137,869
Expenses: ..................................
   Operating ...............................      82,941     12,065        5,803       7,873      6,539    115,221
   Depreciation and amortization ...........       5,920      1,343           20          59        646      7,988
                                                --------    -------      -------     -------   --------   --------
                                                  88,861     13,408        5,823       7,932      7,185    123,209
                                                --------    -------      -------     -------   --------   --------
Income (loss) from operations ..............      14,153      1,488        3,330      (6,932)     2,621     14,660
Interest income (expense) ..................       1,501        (55)        (232)        776       (581)     1,409
Minority interests .........................      (1,687)        --       (1,518)      2,910     (1,496)    (1,791)
Earnings from equity investments ...........         849         --           --          --        490      1,339
                                                --------    -------      -------     -------   --------   --------
Income (loss) before income taxes ..........      14,816      1,433        1,580      (3,246)     1,034     15,617
Income taxes ...............................                                                                (5,255)
                                                                                                          --------
Net income .................................                                                              $ 10,362
                                                                                                          ========

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash transactions:

                                               SIX MONTHS ENDED JUNE 30,
                                               -------------------------
                                                     2006     2005
                                                    ------   ------
Capital lease obligations relating to
   equipment purchases ....................         $4,467   $1,169
Inventory contributed to OccuLogix, Inc. ..             25       --
Option and warrant reduction ..............             47      792

     Cash paid for the following:

                                               SIX MONTHS ENDED JUNE 30,
                                               -------------------------
                                                     2006    2005
                                                     ----   ------
Interest ..................................          $678   $1,051
Income taxes ..............................           860      415

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

OVERVIEW

     TLC Vision Corporation and its subsidiaries comprise a diversified healthcare services company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS, Inc. subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. The Company owns approximately 49% of OccuLogix, Inc., a public company focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

     The Company serves surgeons who performed over 142,000 procedures, including refractive and cataract procedures, at the Company's centers or using the Company's equipment during the six months ended June 30, 2006.

     The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. Additionally, it is pursuing growth initiatives and investment opportunities in the refractive market and within its other healthcare services.

RECENT DEVELOPMENTS

     On April 11, 2006, the Company sold 800,000 shares of OccuLogix, Inc. common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owns approximately 49% of OccuLogix, Inc. Due to the insignificance of the results of operations of OccuLogix, Inc. from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix, Inc. effective April 1, 2006 and has accounted for its investment in OccuLogix, Inc. under the equity method since that date.

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the six months ended June 30, 2006, the Company paid over $3 million to acquire or invest in several entities, none of which were individually material.

RESULTS OF OPERATIONS

The following table sets forth certain center and procedure operating data for the periods presented:

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   -------------------------
                                                          2006     2005                2006     2005
                                                         ------   ------              ------   ------
OPERATING DATA (unaudited)
Number of majority owned eye care centers at end
   of period ...................................             76       66                  76       66
Number of LECC (minority owned) eye care centers
   at end of period ............................              8        8                   8        8
                                                         ------   ------              ------   ------
Number of TLCVision branded eye care centers at
   end of period ...............................             84       74                  84       74

Number of laser vision correction procedures:
   Majority owned centers ......................         27,200   26,000              57,200   56,600
   LECC (minority owned) centers ...............          4,700    4,600               9,800    9,400
                                                         ------   ------              ------   ------
   Total TLCVision branded center procedures ...         31,900   30,600              67,000   66,000
   Total access procedures .....................         17,600   19,300              38,600   42,700

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

     Total revenues for the three months ended June 30, 2006 were $76.2 million, an increase of $9.4 million, or 14% over revenues of $66.8 million for the three months ended June 30, 2005. This increase was due to a 12% increase in refractive revenues and a 20% increase in other healthcare services revenues.

     Revenues from the refractive segment for the three months ended June 30, 2006 were $53.4 million, an increase of $5.6 million or 12% from revenues of $47.8 million for the three months ended June 30, 2005. Refractive revenues increased as a result of an increased mix of higher priced procedures, primarily Custom LASIK and Intralase, and an increase in center procedures, offset in part by a decrease in access procedures.

               Revenues from centers for the three months ended June 30, 2006 were $43.6 million, an increase of $5.6 million, or 15% from revenues of $38.0 million for the three months ended June 30, 2005. The increase in revenues from centers was due to an increased mix of higher priced procedures, which accounted for approximately $3.8 million of the revenue increase, and an increase in center procedures, which accounted for approximately $1.8 million of the revenue increase. For the three months ended June 30, 2006, majority-owned center procedures were approximately 27,200, an increase of 1,200 or 4% from procedures of 26,000 for the three months ended June 30, 2005.

               Revenues from access services for the three months ended June 30, 2006 and 2005 were $9.8 million. For the three months ended June 30, 2006, access procedures declined by 1,700 or 9% and accounted for a decrease in revenues of approximately $0.9 million. This decrease in access revenues was offset by higher average pricing, which accounted for an increase in access revenues of approximately $0.9 million.

     Revenues from other healthcare services for the three months ended June 30, 2006, were $22.8 million, an increase of $3.8 million or 20% from revenues of $19.0 million for the three months ended June 30, 2005. Approximately 30% of total revenues for the three months ended June 30, 2006 were derived from other healthcare services compared to 28% for the three months ended June 30, 2005. The increase in other healthcare services revenues resulted from a $0.9 million increase from the mobile cataract segment, a $1.0 million increase from the optometric franchising segment and a $2.5 million increase from the other non-refractive businesses. These increases were partially offset by a $0.6 million decrease from the AMD segment.

     The cost of refractive revenues for the three months ended June 30, 2006 was $37.1 million, an increase of $4.0 million, or 12% over the cost of refractive revenues of $33.1 million for the three months ended June 30, 2005. This increase was primarily attributable to higher costs per procedure partially offset by a decrease in total refractive procedures. Gross margins for the refractive business as a whole remained consistent at 31% during the three months ended June 30, 2006 and 2005.

               The cost of revenues from centers for the three months ended June 30, 2006 was $29.9 million, an increase of $4.0 million, or 15% from the cost of revenues of $25.9 million for the three months ended June 30, 2005. This increase was primarily attributable to higher costs per procedure, which accounted for approximately $2.8 million of the increase, and an increase in center procedures, which accounted for approximately $1.2 million of the increase. Gross margins for centers decreased to 31% during the three months ended June 30, 2006 from 32% in the prior year period.

               The cost of revenues from access services for the three months ended June 30, 2006 and 2005 was $7.2 million. Higher costs per procedure accounted for an increase in cost of revenues of approximately $0.7 million. This increase was offset by a decrease in access procedures, which accounted for a decrease in cost of revenues of approximately $0.7 million. Gross margins remained consistent at 27% during the three months ended June 30, 2006 and 2005.

     The cost of revenues from other healthcare services for the three months ended June 30, 2006 was $13.9 million, an increase of $2.7 million or 24% from cost of revenues of $11.2 million for the three months ended June 30, 2005. The increase in cost of revenues was due to a $0.8 million increase from the mobile cataract segment and a $2.6 million increase from the other non-refractive businesses. These increases were partially offset by a $0.2 million decrease from the optometric franchising segment and a $0.5 million decrease from the AMD segment. For the three months ended June 30, 2006, gross margins decreased to 39% from 41% for the prior year period due primarily from lower margins at certain ambulatory surgery centers in which the Company owns a majority interest.

     General and administrative expenses decreased to $7.1 million for the three months ended June 30, 2006 from $9.2 million for the three months ended June 30, 2005. The $2.1 million or 23% decrease was primarily due to a $2.0 million decrease from the AMD segment, which was a result of the deconsolidation of OccuLogix, Inc.

     Marketing expenses increased to $6.7 million for the three months ended June 30, 2006 from $5.8 million for the three months ended June 30, 2005. The $0.9 million or 15% increase was primarily due to $1.6 million of costs related to businesses acquired or opened within the past year including marketing costs related to the Company's LASIK Select centers. These costs were partially offset by a decrease related to the deconsolidation of OccuLogix, Inc. and a decrease in refractive marketing expenses.

     Research and development, clinical and regulatory expenses were $1.3 million for the three months ended June 30, 2005. Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. as it conducted clinical trials related to its rheopheresis application to the FDA. Due to the deconsolidation of OccuLogix, Inc., the Company did not recognize any research and development, clinical and regulatory expenses during the three months ended June 30, 2006.

     During the three months ended June 30, 2006, the Company recorded a $1.4 million gain on the sale of 0.8 million shares of OccuLogix's common stock. There was no such sale of OccuLogix's common stock during the three months ended June 30, 2005.

     Interest income decreased to $0.2 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. This $0.8 million decrease was primarily due to a $0.4 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. The remaining decrease was primarily due to a decrease in the Company's cash and cash equivalents and short-term investments balances.

     Minority interest expense increased to $2.9 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. This $1.8 million increase included a $1.4 million increase from the AMD segment due to the deconsolidation of OccuLogix, Inc. The remaining increase was due to increases from the Company's other business segments.

     Earnings from equity investments decreased to $0.9 million of losses for the three months ended June 30, 2006 from $0.7 million of earnings for the three months ended June 30, 2005. This $1.6 million decrease included a $1.8 million decrease from the AMD segment due to the Company accounting for its investment in OccuLogix, Inc. under the equity method beginning in the second quarter of 2006. This decrease was partially offset by an increase in earnings from the Company's other equity investments including two ASCs in which the Company acquired a minority ownership in the fourth quarter of 2005.

     For the three months ended June 30, 2006, the Company recognized an income tax benefit of $2.5 million. This benefit includes a $3.4 million benefit related to a change in estimate based on the results of a comprehensive IRC
Section 382 study that was completed during the second quarter of 2006. Partially offsetting this $3.4 million benefit is $0.9 million of income tax expense. Approximately $0.8 million of this expense related to the utilization of certain net operating loss carryforwards that reduce goodwill. For the three months ended June 30, 2005, the Company recognized income tax expense of $2.2 million. Approximately $1.0 million and $0.7 million of this expense related to the utilization of certain net operating loss carryforwards that reduce equity and goodwill, respectively.

     Net income for the three months ended June 30, 2006 increased to $10.9 million or $0.16 per diluted share from $3.6 million or $0.05 per diluted share for the three months ended June 30, 2005. This $7.3 million increase included a $1.2 million increase from the AMD segment primarily due to the gain on sale of OccuLogix, Inc. stock during the three months ended June 30, 2006. Excluding the impact of the AMD segment, net income increased to $11.3 million or $0.16 per diluted share for the three months ended June 30, 2006 from $5.2 million or $0.07 per diluted share for the prior year period.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

     Total revenues for the six months ended June 30, 2006 were $153.8 million, an increase of $15.9 million, or 12% over revenues of $137.9 million for the six months ended June 30, 2005. This increase was due to a 9% increase in refractive revenues and a 19% increase in other healthcare services revenues.

     Revenues from the refractive segment for the six months ended June 30, 2006 were $112.3 million, an increase of $9.3 million or 9% from revenues of $103.0 million for the six months ended June 30, 2005. Refractive revenues increased as a result of an increased mix of higher priced procedures, primarily Custom LASIK and Intralase, and an increase in center procedures, offset in part by a decrease in access procedures.

               Revenues from centers for the six months ended June 30, 2006 were $91.5 million, an increase of $9.7 million or 12% from revenues of $81.8 million for the six months ended June 30, 2005. The increase in revenues from centers was due to an increased mix of higher priced procedures, which accounted for approximately $8.8 million of the revenue increase, and an increase in center procedures, which accounted for approximately $0.9 million of the revenue increase. For the six months ended June 30, 2006, majority-owned center procedures were approximately 57,200, an increase of 600 or 1% from procedures of 56,600 for the six months ended June 30, 2005.

               Revenues from access services for the six months ended June 30, 2006 were $20.8, a decrease of $0.4 million or 2% from revenues of $21.2 million for the six months ended June 30, 2005. The decrease in access revenues was due to a decrease in access procedures, which accounted for approximately $2.1 million of the revenue decrease, partially offset by higher average pricing, which accounted for an increase in access revenues of approximately $1.7 million. For the six months ended June 30, 2006, access procedures were approximately 38,600, an decrease of 4,100 or 10% from access procedures of 42,700 for the six months ended June 30, 2005.

     Revenues from other healthcare services for the six months ended June 30, 2006, were $41.5 million, an increase of $6.6 million or 19% from revenues of $34.9 million for the six months ended June 30, 2005. Approximately 27% of total revenues for the six months ended June 30, 2006 were derived from other healthcare services compared to 25% for the six months ended June 30, 2005. The increase in other healthcare services revenues resulted from a $2.1 million increase from the mobile cataract segment, a $1.7 million increase from the optometric franchising segment and a $3.8 million increase from the other non-refractive businesses. These increases were partially offset by a $1.0 million decrease from the AMD segment.

     The cost of refractive revenues for the six months ended June 30, 2006 was $76.5 million, an increase of $7.4 million, or 11% over the cost of refractive revenues of $69.1 million for the six months ended June 30, 2005. This increase was primarily attributable to higher costs per procedure partially offset by a decrease in total refractive procedures. Gross margins for the refractive business as a whole decreased to 32% during the six months ended June 30, 2006 from 33% in the prior year period.

               The cost of revenues from centers for the six months ended June 30, 2006 was $61.8 million, an increase of $7.3 million or 13% from the cost of revenues of $54.5 million for the six months ended June 30, 2005. This increase was primarily attributable to higher costs per procedure, which accounted for approximately $6.7 million of the increase, and an increase in center procedures, which accounted for approximately $0.6 million of the increase. Gross margins for centers decreased to 32% during the six months ended June 30, 2006 from 33% in the prior year period.

               The cost of revenues from access services for the six months ended June 30, 2006 was $14.7 million, an increase of $0.1 million from the cost of revenues of $14.6 million for the six months ended June 30, 2005. This increase was primarily attributable to higher costs per procedure, which accounted for approximately $1.6 million of the increase, partially offset by a decrease in access procedures, which accounted for a decrease in cost of revenues of approximately $1.5 million. Gross margins decreased to 29% during the six months ended June 30, 2006 from 31% in the prior year period.

     The cost of revenues from other healthcare services for the six months ended June 30, 2006 was $26.9 million, an increase of $5.5 million or 26% from cost of revenues of $21.4 million for the six months ended June 30, 2005. The increase in cost of revenues includes a $0.6 million increase from the AMD segment's cost of revenues, which included a $1.6 million write-down of OccuLogix, Inc. inventory. The remaining increase in cost of revenues was due to a $1.6 million increase from the mobile cataract segment, a $0.2 million increase from the optometric franchising segment and a $3.1 million increase from the other non-refractive businesses. For the six months ended June 30, 2006, gross margins decreased to 35% from 39% for the prior year period. Excluding the $1.6 million write-down of OccuLogix, Inc. inventory, gross margins remained consistent at 39%.

     General and administrative expenses decreased to $17.9 million for the six months ended June 30, 2006 from $18.3 million for the six months ended June 30, 2005. The $0.4 million or 2% decrease included a $2.1 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006. This decrease was partially offset by a $1.1 million increase from businesses acquired or opened within the past year and $0.5 million of stock-based compensation, excluding the AMD segment, attributable to the adoption of Statement 123(R).

     Marketing expenses increased to $13.7 million for the six months ended June 30, 2006 from $10.8 million for the six months ended June 30, 2005. The $2.9 million or 26% increase was primarily due to costs related to businesses acquired or opened within the past year including marketing costs related to the Company's LASIK Select centers.

     Research and development, clinical and regulatory expenses decreased to $1.5 million for the six months ended June 30, 2006 from $2.7 million for the six months ended June 30, 2005. Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. as it conducted clinical trials related to its rheopheresis application to the FDA. The decrease was due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006.

     For the six months ended June 30, 2006, other operating expenses, net of $0.3 million primarily included $0.8 million of severance accruals at OccuLogix, Inc., partially offset by a $0.3 million reimbursement received under a previous research and development arrangement and $0.2 million of miscellaneous income. For the six months ended June 30, 2005, other operating income, net of $1.0 million primarily included a $0.3 million gain on the sale of a subsidiary, a $0.3 million reimbursement received under a previous research and development arrangement and $0.3 million of miscellaneous income.

     During the six months ended June 30, 2006, the Company recorded a $1.4 million gain on the sale of 0.8 million shares of OccuLogix's common stock. There was no such sale of OccuLogix's common stock during the six months ended June 30, 2005.

     Interest income decreased to $1.2 million for the six months ended June 30, 2006 from $2.1 million for the six months ended June 30, 2005. This $0.9 million decrease was primarily due to a $0.4 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006 The remaining decrease was primarily due to a decrease in the Company's cash and cash equivalents and short-term investments balances.

     Minority interest expense increased to $2.8 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005. This $1.0 million increase included a $0.2 million increase from the AMD segment due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006. The remaining increase of $0.8 million was due to higher income from the Company's other business segments.

     Earnings from equity investments decreased to $24,000 for the six months ended June 30, 2006 from $1.3 million for the six months ended June 30, 2005. This decrease included a $1.8 million decrease from the AMD segment due to the Company accounting for its investment in OccuLogix, Inc. under the equity method beginning in the second quarter of 2006. This decrease was partially offset by an increase in earnings from the Company's other equity investments including two ASCs in which the Company acquired a minority ownership in the fourth quarter of 2005.

     For the six months ended June 30, 2006, the Company recognized income tax expense of $1.0 million. This expense includes a $3.4 million benefit related to a change in estimate based on the results of a comprehensive IRC Section 382 study that was completed during the second quarter of 2006. For the six months ended June 30, 2005, the Company recognized income tax expense of $5.3 million. Approximately $2.5 million and $1.7 million of this expense related to the utilization of certain net operating loss carryforwards that reduce equity and goodwill, respectively.

     Net income for the six months ended June 30, 2006 increased to $13.6 million or $0.19 per diluted share from $10.4 million or $0.14 per diluted share for the six months ended June 30, 2005. Excluding the impact of the AMD segment, net income increased to $16.8 million or $0.24 per diluted share for the six months ended June 30, 2006 from $13.6 million or $0.19 per diluted share for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2006, the Company continued to focus its activities primarily on expanding its refractive centers and other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents and short-term investments were $45.7 million at June 30, 2006 compared to $69.9 million at December 31, 2005. This decrease is primarily due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006. Working capital at June 30, 2006 was $39.6 million, a decrease of $27.3 million from $66.9 million at December 31, 2005. This decrease is also primarily due to the deconsolidation of OccuLogix, Inc.

     The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments.

     During the six months ended June 30, 2006, the Company invested $6.3 million in fixed assets and received vendor lease financing for $4.5 million.

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

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $22.8 million for the six months ended June 30, 2006. The cash flows provided by operating activities during the six months ended June 30, 2006 were primarily due to net income of $13.6 million plus non-cash items including depreciation and amortization of $7.7 million, deferred taxes of $2.0 million, minority interests of $2.8 million, write-down of OccuLogix, Inc. inventory of $1.6 million and stock-based compensation of $0.9 million. These cash flows were partially offset by a gain on sale of OccuLogix, Inc. stock of $1.5 million and an increase in net operating assets of $4.0 million. The increase in net operating assets consisted of a $1.1 million increase in prepaid expenses and other current assets and a $3.1 million decrease in accounts payable and accrued liabilities partially offset by a $0.1 million decrease in accounts receivable. The increase in prepaid expenses and other current assets is primarily due to increases in prepaid insurance balances since December 31, 2005. The decrease in accounts payable and accrued liabilities is primarily due to a decrease in income taxes payable resulting from the cumulative catch-up adjustment recorded to properly reflect income taxes as of June 30, 2006 (see Note 7). Excluding the impact of the AMD segment, net cash provided by operating activities for the six months ended June 30, 2006 would have been $27.6 million, an increase of $4.3 million over the prior year period.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $12.8 million for the six months ended June 30, 2006. The cash used in investing activities primarily included the cash balance of OccuLogix, Inc. that was deconsolidated in connection with the Company's sale of OccuLogix, Inc. stock in the second quarter of 2006. The cash used in investing activities also included capital expenditures of $6.3 million and acquisitions and investments of $3.2 million. These cash outflows were partially offset by net proceeds from the sales and purchases of short-term investments of $6.7 million, distributions and loan payments received from equity investments of $1.9 million, proceeds from the sales of fixed asset of $0.5 million and a reimbursement of a previous research and development arrangement of $0.3 million. Excluding the impact of the AMD segment, cash used in investing activities would have been $10.1 million for the six months ended June 30, 2006.

CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $5.8 million for the six months ended June 30, 2006. Net cash used in financing activities during the six months ended June 30, 2006 was primarily related to the repayment of certain notes payable and capitalized lease obligations of $2.0 million and distributions to minority interests of $4.8 million, partially offset by proceeds from issuances of common stock of $0.4 million, proceeds from debt financing of $0.3 million and proceeds from issuances of OccuLogix, Inc. common stock of $0.2 million. Excluding the impact of the AMD segment, net cash used in investing activities would have been $3.8 million for the six months ended June 30, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on June 22, 2006. At the annual meeting, shareholders of the Company voted on the following proposals: (a) to elect seven directors for the ensuing year; (b) to appoint Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors; and
(c) to approve certain amendments to the Company's Amended and Restated Share Option Plan. Each of the proposals, including the election of directors, was approved at the annual meeting.

     With respect to the election of directors, all of the following directors were elected by a show of hands:

Elias Vamvakas
Thomas N. Davidson
Richard L. Lindstrom, M.D.
Warren S. Rustand
James C. Wachtman
Toby S. Wilt
Michael D. DePaolis, O.D.

     With respect to the resolution regarding appointment of Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors, the resolution passed by a show of hands.

     With respect to the approval of certain amendments to the Company's Amended and Restated Share Option Plan, the following votes were cast:

Votes in Favor   Votes Against
--------------   -------------
23,578,847         13,607,523

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

                                        TLC VISION CORPORATION


                                        By: /s/ James C. Wachtman
                                            ------------------------------------
                                            James C. Wachtman
                                            Chief Executive Officer
                                            August 9, 2006


                                        By: /s/ Steven P. Rasche
                                            ------------------------------------
                                            Steven P. Rasche
                                            Chief Financial Officer
                                            August 9, 2006

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