Form 10-K/A
period 2005-12-31
TLC VISION CORP
filed 2006-08-28
CIK 1010610

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (Amendment No. 1)

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

================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is filed by TLC Vision Corporation ("the Company") to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 to restate its consolidated financial statements as of and for the years ended December 31, 2005 and 2004. The Company has also restated and provided additional disclosures for its unaudited quarterly financial data for certain interim periods of 2005 and 2004, as included in Note 23 of the consolidated financial statements. Included in this Form 10-K/A is a correction of an error related to income taxes and certain additional disclosures. As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, the Company determined that it should have recorded $1.2 million of additional income tax expense for the year ended December 31, 2004 due to the nature of the net operating loss carryforwards that were utilized in that year for financial reporting purposes. The Company originally corrected the error in its 2005 Annual Report on Form 10-K by increasing the income tax expense recorded for the year ended December 31, 2005 by $1.2 million. The Company has subsequently determined that the $1.2 million adjustment is material to the Company's operating results of 2005 and, accordingly, that the adjustment should not have been made in the 2005 financial statements. As such, the Company has restated its previously issued financial statements as of and for the years ended December 31, 2005 and 2004. All applicable amounts relating to this restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-K/A. The Company has also reconsidered the materiality of certain 2005 acquisitions and has included additional pro forma disclosures for them in Note 4. All other Items of the 2005 Annual Report on Form 10-K are unaffected by the changes described above and have been omitted from this amendment. Information in this 2005 Annual Report on Form 10-K/A is stated as of December 31, 2005 and does not reflect any subsequent information or events.

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

     The Company focuses on three main strategic initiatives: (1) continue to grow its core refractive business through same store growth in premium-priced centers, successful roll-out of the Company's recently introduced value-priced strategy and successful integration of acquisitions, while maintaining its access base; (2) grow its other health care services MSS, ASCs and Vision Source; and (3) expand into new eye care segments. Financial information about the Company's business segments is contained in Note 18 "Segment Information" to the consolidated financial statements.

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

     WE HAVE REPORTED ACCUMULATED DEFICITS; OUR FUTURE PROFITABILITY IS
     UNCERTAIN.

     We reported a net loss of $9.4 million for the year ended December 31, 2003. As of December 31, 2005, we reported an accumulated deficit of $244.2 million. Even though we reported net income of $8.1 million and $42.5 million for the years ended December 31, 2005 and 2004, respectively, we may not be able to sustain profitability. Our profitability will depend on a number of factors, including:

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

     OccuLogix believes that the announcement made it unlikely that it would be able to collect on amounts outstanding from its sole customer, Veris, resulting in a provision for bad debts of $0.5 million related to revenue reported prior to December 2005. OccuLogix did not recognize $0.5 million of revenue related to goods shipped in December 2005, based on collectibility not being reasonably assured. OccuLogix also fully expensed the $0.2 million advance that it had paid to Veris in connection with clinical trial services to be provided by Veris for one of OccuLogix's clinical trials. OccuLogix also evaluated its ending inventory balance as of December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with initial expectations. Accordingly, OccuLogix set up a provision for obsolescence of $2.0 million for filter sets that will unlikely be utilized prior to their expiration dates. As a result of the above entries, our reported pre-tax earnings for the quarter and year ended December 31, 2005 were reduced by $1.6 million.

     Additional adjustments to asset values may be required as OccuLogix continues its evaluation and operations, and those adjustments may be material. Those adjustments could impact our stock price as well as our results to the extent of our ownership percentage in OccuLogix.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected historical consolidated financial data of TLCVision for the fiscal years ended December 31, 2005, 2004 and 2003, twelve months ended December 31, 2002, seven-month transitional period ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001, which have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K/A and the consolidated financial statements of the Company included in the Company's December 31, 2002 Transition Report on Form 10-K, May 31, 2002 and 2001 Annual Reports on Form 10-K and the unaudited twelve-month period ended December 31, 2002. The following table should be read in conjunction with the Company's financial statements, the related notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                 YEAR ENDED       SEVEN-MONTH     TWELVE
                                                  MAY 31,        PERIOD ENDED  MONTHS ENDED        YEAR ENDED DECEMBER 31,
                                            -------------------  DECEMBER 31,  DECEMBER 31,  ----------------------------------
                                             2001(2)   2002(3)      2002(4)       2002(5)     2003(6)    2004(7)      2005(8)
                                            --------  ---------  ------------  ------------  --------  -----------  -----------
                                                                                 UNAUDITED             AS RESTATED  AS RESTATED
(U.S. dollars, in thousands except per
share amounts, shares and operating data)

STATEMENT OF OPERATIONS DATA
Net revenues .............................  $174,006  $ 134,751    $100,154     $ 164,605    $200,918    $247,247     $260,025
Cost of revenues .........................   110,016     97,789      80,825       125,163     148,543     170,738      180,725
   Gross profit ..........................    63,990     36,962      19,329        39,442      52,375      76,509       79,300
General and administrative ...............    44,464     36,382      25,567        38,158      27,001      26,866       36,497
Income (loss) before cumulative effect of
   accounting change .....................   (37,773)  (146,675)    (43,343)     (144,731)     (9,399)     42,474        8,119
Income (loss) per share before cumulative
   effect of accounting change, diluted ..  $  (1.00) $   (3.74)   $  (0.68)    $   (2.68)   $  (0.15)   $   0.60     $   0.11
Weighted average number of Common
   Shares outstanding, diluted ...........    37,779     39,215      63,407        54,077      64,413      71,088       71,380

                                         YEAR ENDED      SEVEN-MONTH     TWELVE
                                           MAY 31,      PERIOD ENDED  MONTHS ENDED   YEAR ENDED DECEMBER 31,
                                      ----------------  DECEMBER 31,  DECEMBER 31,  -------------------------
                                      2001(2)  2002(3)     2002(4)       2002(5)    2003(6)  2004(7)  2005(8)
                                      -------  -------  ------------  ------------  -------  -------  -------
OPERATING DATA (unaudited)
Number of eye care centers at end of
   period ..........................       59       80          84            84         76       73       81
Number of access service sites(1)
   Refractive ......................       --      336         304           304        270      327      316
   Cataract ........................       --      280         274           274        359      371      563
Number of laser vision correction
   procedures:
   Centers .........................  122,800   95,000      49,700        95,000    100,500  115,700  119,100
   Access ..........................       --       --      43,200        47,000     75,600   80,700   71,800
   Mobile cataract .................       --       --      23,300        24,800     40,700   43,700   49,000
Total procedures ...................  122,800   95,000     116,200       166,800    216,800  240,100  239,900

                                                MAY 31,    MAY 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2001        2002         2002           2003           2004           2005
                                               --------   ---------   ------------   ------------   ------------   ------------
                                                                                                     AS RESTATED
BALANCE SHEET DATA
Cash and cash equivalents ..................   $ 47,987   $  45,074     $  34,231      $  21,580      $  33,435      $  31,729
Working capital ............................     42,366      23,378        12,523         10,868        131,195         66,896
Total assets ...............................    238,438     245,515       196,056        190,748        304,007        301,043
Long-term debt, excluding current portion ..      8,313      14,643        15,760         19,242          9,991         12,665

STOCKHOLDERS' EQUITY
Common stock ...............................    276,277     387,701       388,769        397,878        458,959        450,703
Option and warrant equity ..................        532      11,755        11,035          8,143          2,872          1,861
Accumulated deficit ........................    (80,161)   (242,010)     (285,353)      (294,752)      (252,278)      (244,159)
Accumulated other comprehensive loss .......     (9,542)         --            --             --             --             --
Total stockholders' equity .................    187,106     155,014       111,828        111,269        209,553        208,405

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

(8)  In fiscal 2005, the selected financial data of the Company included:

     (a) a write-down of $1.1 million in the fair value of intangibles and an adjustment to the fair value of long-term liabilities of $0.2 million; and

     (b) OccuLogix inventory and accounts receivable write-downs of $1.6 million, after minority interests.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     During the fourth quarter of 2005, the Company determined that it should have recorded $1.2 million of additional income tax expense for the year ended December 31, 2004 due to the nature of the net operating loss carryforwards that were utilized in that year for financial reporting purposes. The Company originally corrected the error in its 2005 Annual Report on Form 10-K by increasing the income tax expense recorded for the year ended December 31, 2005 by $1.2 million. The Company has subsequently determined that the $1.2 million adjustment is material to the Company's operating results of 2005 and, accordingly, that the adjustment should not have been made in the 2005 financial statements. As such, the Company has restated its previously issued financial statements as of and for the years ended December 31, 2005 and 2004. The impact of the restatement on the previously reported financial statements is as follows:

                                          YEAR ENDED                    YEAR ENDED
                                      DECEMBER 31, 2005             DECEMBER 31, 2004
                                 ---------------------------   ---------------------------
                                 AS PREVIOUSLY                 AS PREVIOUSLY
                                    REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                 -------------   -----------   -------------   -----------
Income tax expense............       $7,891         $6,657        $   600        $ 1,834
Net income....................       $6,885         $8,119        $43,708        $42,474
                                     ======         ======        =======        ========
Earnings per share - basic....       $ 0.10         $ 0.12        $  0.64        $   0.62
                                     ======         ======        =======        ========
Earnings per share - diluted..       $ 0.10         $ 0.11        $  0.61        $   0.60
                                     ======         ======        =======        ========

                                                    DECEMBER 31, 2004
                                               ---------------------------
                                               AS PREVIOUSLY
                                                  REPORTED     AS RESTATED
                                               -------------   -----------
Goodwill....................................     $  53,774      $  52,540
Total assets................................     $ 305,241      $ 304,007
                                                 =========      =========
Accumulated deficit.........................     $(251,044)     $(252,278)
Total stockholders' equity..................     $ 210,787      $ 209,553
Total liabilities and stockholders' equity..     $ 305,241      $ 304,007
                                                 =========      =========

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

     Income tax expense increased to $6.7 million for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004. This $4.9 million increase was primarily a result of the nature of the Company's net operating loss carryforwards that were utilized in 2005 compared to those utilized in 2004. During 2005, the Company principally reversed deferred tax valuation allowances to goodwill and equity compared to income tax benefit in 2004. The income tax expense increase of $4.9 million is primarily a non-cash increase.

     Net income for the year ended December 31, 2005 was $8.1 million or $0.11 per share compared to net income of $42.5 million or $0.60 per share for the year ended December 31, 2004. This $34.4 million decrease reflected a $31.0 million decrease from the AMD segment, which included a gain of $25.8 million in 2004. Excluding the impact of the AMD segment, net income decreased to $16.0 million or $0.22 per share for the year ended December 31, 2005 from $19.3 million or $0.27 per share for the year ended December 31, 2004. As previously noted, net income for 2005 included a primarily non-cash increase in income tax expense of $4.9 million or $0.07 per share.

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

     Income tax expense increased to $1.8 million for the year ended December 31, 2004 from $0.5 million for the year ended December 31, 2003. This $1.3 million increase was primarily a result of an increase in earnings during 2004 and the nature of the Company's net operating loss carryforwards that were utilized in 2004. During 2004, the Company utilized net operating loss carryforwards of $1.2 million that had originated from acquired entities. The utilization of these net operating loss carryforwards reduces goodwill as opposed to income tax expense. The remaining 2004 income tax expense of $0.6 million and the 2003 income tax expense of $0.5 million primarily consisted of state taxes for certain states where the Company expects to pay income taxes.

     Net income for the year ended December 31, 2004 was $42.5 million, or $0.60 per share, compared to a net loss of $9.4 million, or $0.15 per share, for the year ended December 31, 2003. The significant improvement in net income primarily resulted from significant growth in both the refractive and other healthcare services businesses and a gain on the sale of OccuLogix's common stock. Excluding the impact of the AMD segment, net income increased to $19.3 million or $0.27 per share for the year ended December 31, 2004 from a net loss of $7.3 million or $0.11 per share for the year ended December 31, 2003.

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

                             PAYMENTS DUE BY PERIOD


                                                        LESS                MORE
                                                       THAN 1    1 TO 3    THAN 3
CONTRACTUAL OBLIGATIONS                      TOTAL      YEAR     YEARS     YEARS
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

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $22.5 million for the year ended December 31, 2005. The cash flows provided by operating activities during the year ended December 31, 2005 were primarily due to net income of $8.1 million plus non-cash items including depreciation and amortization of $16.4 million, deferred taxes of $5.1 million, minority interest expense of $1.3 million and compensation expense of $1.4 million. These cash flows were offset by an increase in net operating assets of $7.6 million and earnings from equity investments of $2.5 million. The increase in net operating assets consisted of a $3.0 million increase in accounts receivable due primarily to higher revenues, a $1.9 million increase in prepaid expenses, inventory and other current assets due primarily to increases in inventory at OccuLogix and a $2.8 million decrease in accounts payable and accrued liabilities. Excluding the impact of the AMD segment, net cash provided by operating activities would have been $41.6 million for the year ended December 31, 2005.

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

     OccuLogix believes that the announcement made it unlikely that it would be able to collect on amounts outstanding from its sole customer, Veris, resulting in a provision for bad debts of $0.5 million related to revenue reported prior to December 2005. OccuLogix did not recognize $0.5 million of revenue related to goods shipped in December 2005, based on collectibility not being reasonably assured. OccuLogix also fully expensed the $0.2 million advance that it had paid to Veris in connection with clinical trial services to be provided by Veris for one of OccuLogix's clinical trials. OccuLogix also evaluated its ending inventory balance as of December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with initial expectations. Accordingly, OccuLogix set up a provision for obsolescence of $2.0 million for filter sets that will unlikely be utilized prior to their expiration dates. As a result of the above entries, TLCVision's reported pre-tax earnings for the quarter and year ended December 31, 2005 were reduced by $1.6 million.

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

     As discussed in Notes 3 and 16 to the consolidated financial statements, the 2005 and 2004 consolidated financial statements have been restated to correct the accounting for income taxes.

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


St. Louis, Missouri                     /s/ ERNST & YOUNG LLP
March 10, 2006, except for Notes 3
and 16, as to which the date is
August 22, 2006

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                         2005          2004        2003
                                                                     -----------   -----------   --------
                                                                     AS RESTATED   AS RESTATED
Revenues:
   Refractive:
      Centers ....................................................     $150,168      $141,782    $115,290
      Access .....................................................       36,453        40,659      36,140
   Other healthcare services .....................................       73,404        64,806      49,488
                                                                       --------      --------    --------
Total revenues ...................................................      260,025       247,247     200,918
                                                                       --------      --------    --------
Cost of revenues:
   Refractive:
      Centers ....................................................      106,476       101,440      91,283
      Access .....................................................       26,974        28,863      25,424
   Other healthcare services .....................................       47,275        40,435      31,836
                                                                       --------      --------    --------
Total cost of revenues ...........................................      180,725       170,738     148,543
                                                                       --------      --------    --------
   Gross profit ..................................................       79,300        76,509      52,375
                                                                       --------      --------    --------
General and administrative .......................................       36,497        26,866      27,001
Marketing and sales ..............................................       21,714        18,705      18,781
Research and development, clinical and regulatory ................        5,250         1,825       1,598
Amortization of intangibles ......................................        4,039         4,098       6,685
Other expenses, net ..............................................          769           940       1,165
                                                                       --------      --------    --------
                                                                         68,269        52,434      55,230
                                                                       --------      --------    --------
Operating income (loss) ..........................................       11,031        24,075      (2,855)
Gain on sale of OccuLogix, Inc. stock ............................           --        25,792          --
Interest income ..................................................        4,280         1,954       1,380
Interest expense .................................................       (1,737)       (2,617)     (2,744)
Minority interests ...............................................       (1,343)       (6,953)     (4,672)
Earnings from equity investments .................................        2,545         2,057          --
                                                                       --------      --------    --------
Income (loss) before income taxes ................................       14,776        44,308      (8,891)
Income tax expense ...............................................       (6,657)       (1,834)       (508)
                                                                       --------      --------    --------
Net income (loss) ................................................     $  8,119      $ 42,474    $ (9,399)
                                                                       ========      ========    ========
Earnings (loss) per share - basic ................................     $   0.12      $   0.62    $  (0.15)
                                                                       ========      ========    ========
Earnings (loss) per share - diluted ..............................     $   0.11      $   0.60    $  (0.15)
                                                                       ========      ========    ========
Weighted-average number of common shares outstanding - basic .....       69,721        68,490      64,413
                                                                       ========      ========    ========
Weighted-average number of common shares outstanding - diluted ...       71,380        71,088      64,413
                                                                       ========      ========    ========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                    DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ---------   -----------
                                                                          AS RESTATED
ASSETS
Current assets:
   Cash and cash equivalents ..............................   $  31,729    $  33,435
   Short-term investments .................................      38,213      111,015
   Accounts receivable ....................................      20,583       17,443
   Prepaid expenses, inventory and other ..................      17,123       13,821
                                                              ---------    ---------
   Total current assets ...................................     107,648      175,714
Restricted cash ...........................................         975          932
Investments and other assets ..............................      19,838       10,482
Goodwill ..................................................      99,402       52,540
Other intangible assets ...................................      24,021       18,140
Fixed assets ..............................................      49,159       46,199
                                                              ---------    ---------
Total assets ..............................................   $ 301,043    $ 304,007
                                                              =========    =========
LIABILITIES
Current liabilities:
   Accounts payable .......................................   $  11,031    $   8,716
   Accrued liabilities ....................................      24,453       27,139
   Current maturities of long-term debt ...................       5,268        8,664
                                                              ---------    ---------
   Total current liabilities ..............................      40,752       44,519
Other long-term liabilities ...............................       3,427        2,722
Long-term debt, less current maturities ...................      12,665        9,991
Minority interests ........................................      35,794       37,222
                                                              ---------    ---------
Total liabilities .........................................      92,638       94,454

STOCKHOLDERS' EQUITY
Common stock, no par value; unlimited number authorized ...     450,703      458,959
Option and warrant equity .................................       1,861        2,872
Accumulated deficit .......................................    (244,159)    (252,278)
                                                              ---------    ---------
Total stockholders' equity ................................     208,405      209,553
                                                              ---------    ---------
Total liabilities and stockholders' equity ................   $ 301,043    $ 304,007
                                                              =========    =========

See notes to consolidated financial statements.

Approved on behalf of the Board:


/s/ JAMES C. WACHTMAN                   /s/ WARREN S. RUSTAND
-------------------------------------   ----------------------------------------
James C. Wachtman, Director             Warren S. Rustand, Director

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                2005           2004        2003
                                                                             -----------   -----------   --------
                                                                             AS RESTATED   AS RESTATED
OPERATING ACTIVITIES
Net income (loss) ........................................................     $  8,119     $  42,474    $ (9,399)
Adjustments to reconcile net income (loss) to net cash from operating activities:
   Depreciation and amortization .........................................       16,353        17,681      22,593
   Write-offs (reimbursements) of investments in research and
      development arrangements ...........................................         (300)          849       1,598
   Deferred taxes ........................................................        5,067         1,234          --
   Minority interests ....................................................        1,343         6,953       4,672
   Gain on sale of OccuLogix, Inc. stock .................................           --       (25,792)         --
   Gain on sales of subsidiaries .........................................         (319)       (1,143)         --
   Earnings from equity investments ......................................       (2,545)       (2,057)         --
   Loss (gain) on sales and disposals of fixed assets ....................          (92)          839        (484)
   Non-cash compensation expense .........................................        1,438           484         125
   Adjustments to the fair values of intangibles, long-term
      receivables and long-term liabilities ..............................          888        (1,206)       (206)
   Other .................................................................          182            --         677
   Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable ................................................       (2,956)       (1,449)       (489)
      Prepaid expenses, inventory and other current assets ...............       (1,891)       (1,801)       (964)
      Accounts payable and accrued liabilities ...........................       (2,761)       (1,706)    (13,831)
                                                                               --------     ---------    --------
Cash from operating activities ...........................................       22,526        35,360       4,292
                                                                               --------     ---------    --------
INVESTING ACTIVITIES
Purchases of fixed assets ................................................       (8,321)       (5,191)     (4,433)
Proceeds from sales of fixed assets ......................................        1,779         1,565         578
Proceeds from divestitures of investments and subsidiaries, net ..........        3,430           729         221
Proceeds from sale of OccuLogix, Inc. stock, net .........................           --        25,792          --
Distributions and loan payments received from equity investments .........        3,039         2,518          --
Reimbursements from (investments in) research and development
  arrangements ...........................................................          300          (849)     (1,598)
Acquisitions and equity investments ......................................      (67,573)      (10,067)     (8,015)
Proceeds from sales of short-term investments ............................      129,750         8,353      15,709
Purchases of short-term investments ......................................      (57,095)     (111,055)    (21,050)
Other ....................................................................           13            60        (229)
                                                                               --------     ---------    --------
Cash from investing activities ...........................................        5,322       (88,145)    (18,817)
                                                                               --------     ---------    --------
FINANCING ACTIVITIES
Restricted cash movement .................................................          (43)          444       2,599
Proceeds from debt financing .............................................        1,992            --       3,450
Principal payments of debt financing and capital leases ..................       (9,504)      (13,669)     (8,018)
Distributions to minority interests ......................................       (8,440)       (7,216)     (4,901)
Purchases of treasury stock ..............................................      (15,868)           --          --
Proceeds from issuances of OccuLogix, Inc. stock, net and cash
   acquired upon consolidation ...........................................          329        59,850          --
Proceeds from issuances of common stock ..................................        1,980        25,231       8,744
                                                                               --------     ---------    --------
Cash from financing activities ...........................................      (29,554)       64,640       1,874
                                                                               --------     ---------    --------
Net increase (decrease) in cash and cash equivalents during the period ...       (1,706)       11,855     (12,651)
Cash and cash equivalents, beginning of period ...........................       33,435        21,580      34,231
                                                                               --------     ---------    --------
Cash and cash equivalents, end of period .................................     $ 31,729     $  33,435    $ 21,580
                                                                               ========     =========    ========

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                         OPTION
                                                        COMMON STOCK      AND'    TREASURY STOCK
                                                      ----------------  WARRANT  ----------------  ACCUMULATED
                                                      SHARES   AMOUNT    EQUITY  SHARES   AMOUNT     DEFICIT       TOTAL
                                                      ------  --------  -------  ------  --------  -----------  -----------
                                                                                                   AS RESTATED  AS RESTATED
Balance December 31, 2002...........................  64,794   388,769   11,035    (779)   (2,623)   (285,353)     111,828
Shares issued as part of the employee share
   purchase plan....................................      56       223              196       191                      414
Exercise of stock options...........................   2,102     8,330                                               8,330
Options expired or exercised........................             2,892   (2,892)                                        --
Retirement of treasury stock........................    (583)   (2,432)             583     2,432                       --
Shares issued as part of acquisition................     100        96                                                  96
Escrow shares returned to the Company...............    (713)
Net loss and comprehensive loss.....................                                                   (9,399)      (9,399)
                                                      ------  --------  -------  ------  --------   ---------     --------
Balance December 31, 2003...........................  65,756   397,878    8,143      --        --    (294,752)     111,269
Shares issued as part of the employee share
   purchase plan and 401(k) plan....................     131       532                                                 532
Exercise of stock options...........................   4,199    29,496   (4,797)                                    24,699
Options expired or forfeited........................               582     (582)                                        --
Variable stock option expense.......................                        108                                        108
Value of shares issued upon meeting certain
   earnings criteria................................               389                                                 389
Issuance of subsidiary stock........................            30,082                                              30,082
Net income..........................................                                                   42,474       42,474
                                                      ------  --------  -------  ------  --------   ---------     --------
Balance December 31, 2004...........................  70,086  $458,959  $ 2,872      --  $     --   $(252,278)     209,553
Shares issued as part of the employee share
   purchase plan and 401(k) plan....................      63       486                                                 486
Exercise of stock options...........................     709     2,935   (1,003)                                     1,932
Options expired or forfeited........................                 8       (8)                                        --
Escrow shares returned to the Company...............    (171)                                                           --
Purchases of treasury stock.........................                             (2,000)  (15,868)                 (15,868)
Retirement of treasury stock........................  (2,000)  (15,868)           2,000    15,868                       --
Value of shares issued upon meeting certain
   earnings criteria................................               181                                                 181
Shares issued as part of acquisition................       4        24                                                  24
Reversal of deferred tax asset valuation allowance
   for excess stock-based compensation tax
   deductions.......................................             3,116                                               3,116
Stock based compensation............................               600                                                 600
Changes in OccuLogix, Inc.'s stockholders' equity...               262                                                 262
Net income..........................................                                                    8,119        8,119
                                                      ------  --------  -------  ------  --------   ---------     --------
Balance December 31, 2005...........................  68,691  $450,703  $ 1,861      --  $     --   $(244,159)    $208,405
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

                                                    YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------
                                           2005          2004               2003
                                       -----------   -----------   ---------------------
                                          Actual        Actual       Actual    Pro forma
                                       -----------   -----------   ---------   ---------
                                       AS RESTATED   AS RESTATED
Revenues:
   Refractive:
      Centers ......................     $150,168      $141,782    $115,290    $131,736
      Access .......................       36,453        40,659      36,140      36,140
   Other healthcare services .......       73,404        64,806      49,488      49,488
                                         --------      --------    --------    --------
Total revenues .....................      260,025       247,247     200,918     217,364
                                         --------      --------    --------    --------
Cost of revenues:
   Refractive:
      Centers ......................      106,476       101,440      91,283     107,569
      Access .......................       26,974        28,863      25,424      25,424
   Other healthcare services .......       47,275        40,435      31,836      31,836
                                         --------      --------    --------    --------
Total cost of revenues .............      180,725       170,738     148,543     164,829
                                         --------      --------    --------    --------
Gross profit .......................     $ 79,300      $ 76,509    $ 52,375    $ 52,535
                                         ========      ========    ========    ========
General and administrative .........     $ 36,506      $ 26,866    $ 27,001    $ 27,161
                                         ========      ========    ========    ========
Net income (loss) ..................     $  8,119      $ 42,474    $ (9,399)   $ (9,399)
                                         ========      ========    ========    ========
Basic earnings (loss) per share ....     $   0.12      $   0.62    $  (0.15)   $  (0.15)
                                         ========      ========    ========    ========
Diluted earnings (loss) per share ..     $   0.11      $   0.60    $  (0.15)   $  (0.15)
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

                                                                             YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                          2005           2004        2003
                                                                      ------------   -----------   --------
                                                                       AS RESTATED   AS RESTATED
Net income (loss), as reported ....................................     $ 8,119        $42,474     $ (9,399)
Add stock-based employee compensation cost included in reported net
   income (loss) ..................................................          --            108           --
Add OccuLogix's stock-based employee compensation cost included in
    reported net income (loss), net of minority interests .........          29             --           --
Less stock-based employee compensation cost determined under fair
   value based method for all awards, net of related tax effects ..      (3,140)        (1,245)      (1,121)
Less OccuLogix's stock-based employee compensation cost determined under fair value based method for all awards, net of minority
   interests ......................................................      (3,348)            --           --
                                                                        -------        -------     --------
Pro forma net income (loss) .......................................     $ 1,660        $41,337     $(10,520)
                                                                        =======        =======     ========
Pro forma earnings (loss) per share - basic .......................     $  0.02        $  0.60     $  (0.16)
                                                                        =======        =======     ========
Pro forma earnings (loss) per share - diluted .....................     $  0.02        $  0.58     $  (0.16)
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

     The Company will adopt Statement 123(R) effective January 1, 2006 and will use the modified prospective method. In addition, the Company expects that the adoption of Statement 123(R) will have a material impact on its results of operations. However, uncertainties, including future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the Statement 123 pro forma expense disclosed elsewhere within Note
2. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the acceleration of certain unvested stock options in fiscal 2005 as disclosed in Note 15.

3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     During the fourth quarter of 2005, the Company determined that it should have recorded $1.2 million of additional income tax expense for the year ended December 31, 2004 due to the nature of the net operating loss carryforwards that were utilized in that year for financial reporting purposes. The Company originally corrected the error in its 2005 Annual Report on Form 10-K by increasing the income tax expense recorded for the year ended December 31, 2005 by $1.2 million. The Company has subsequently determined that the $1.2 million adjustment is material to the Company's operating results of 2005 and, accordingly, that the adjustment should not have been made in the 2005 financial statements. As such, the Company has restated its previously issued financial statements as of and for the years ended December 31, 2005 and 2004. The impact of the restatement on the previously reported financial statements is as follows:

                                               YEAR ENDED                    YEAR ENDED
                                           DECEMBER 31, 2005             DECEMBER 31, 2004
                                      ---------------------------   ---------------------------
                                      AS PREVIOUSLY                 AS PREVIOUSLY
                                         REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                      -------------   -----------   -------------   -----------
Income tax expense ................       $7,891         $6,657        $   600        $ 1,834
Net income ........................       $6,885         $8,119        $43,708        $42,474
                                          ======         ======        =======        =======
Earnings per share - basic ........       $ 0.10         $ 0.12        $  0.64        $  0.62
                                          ======         ======        =======        =======
Earnings per share - diluted ......       $ 0.10         $ 0.11        $  0.61        $  0.60
                                          ======         ======        =======        =======

                                           DECEMBER 31, 2004
                                      ---------------------------
                                      AS PREVIOUSLY
                                         REPORTED     AS RESTATED
                                      -------------   -----------
Goodwill ..........................     $  53,774      $  52,540
Total assets ......................     $ 305,241      $ 304,007
                                        =========      =========
Accumulated deficit ...............     $(251,044)     $(252,278)
Total stockholders' equity ........     $ 210,787      $ 209,553
Total liabilities and stockholders'
   equity .........................     $ 305,241      $ 304,007
                                        =========      =========

4.   ACQUISITIONS

     On December 1, 2005, the Company acquired a 49% interest in Liberty Eye Surgical Center, LLC ("Liberty") for $6.2 million in cash. Liberty is an ambulatory surgery center located in Philadelphia, Pennsylvania that primarily provides cataract surgery services.

     On November 8, 2005, the Company acquired TruVision for $17.4 million in cash and 3,913 shares of company common stock valued at approximately $24,000, coupled with a three-year earn out. In addition, the Company assumed certain liabilities and incurred transaction costs of $0.2 million. TruVision is a managed care contractor to health plan members and large corporations across 44 states. TruVision's services enable insurance health plans and large corporations to offer LASIK vision surgery to their members at a reduced price. The purchase price allocation is preliminary because the Company is in the process of evaluating a purchase adjustment based on total net assets of TruVision as defined in the agreement. The following reflects the assets and liabilities acquired by the Company in the TruVision acquisition:

Current assets ....................   $ 1,030
Investments and other assets ......        20
Goodwill ..........................    12,871
Other intangible assets ...........     3,370
Fixed assets ......................     1,046
                                      -------
Total assets acquired .............   $18,337
                                      =======
Current liabilities ...............       727
Long-term liabilities .............         9
                                      -------
Total liabilities assumed .........       736
                                      -------
Net assets acquired ...............   $17,601
                                      =======

     The Company engaged an independent appraiser to assist in the valuation of acquired intangible assets. Intangible assets consist of a $3.3 million "Customer Relationship" asset which will be amortized over 12 years and a $30,000 "Non-Compete Contract" asset which will be amortized over three years.

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

     Under the purchase method of accounting, the purchase price is allocated to Kremer's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The following reflects the assets and liabilities acquired by the Company in the Kremer acquisition:

Current assets ....................   $   978
Investments and other assets ......        54
Goodwill ..........................    24,639
Other intangible assets ...........     5,060
Fixed assets ......................     1,343
                                      -------
Total assets acquired .............    32,074
                                      =======
Current liabilities ...............       828
Long-term liabilities .............       405
                                      -------
Total liabilities assumed .........     1,233
                                      -------
Net assets acquired ...............   $30,841
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

     On July 1, 2005, the Company acquired a 100% interest in Millennium Laser Eye ("Millennium") for $6.1 million in cash plus the assumption of certain liabilities. Millennium provides refractive surgery services in the Washington, D.C. area. The following reflects the assets and liabilities acquired by the Company in the Millennium acquisition:

Current assets ....................   $   40
Goodwill ..........................    5,721
Other intangible assets ...........      710
Fixed assets ......................      445
                                      ------
Total assets acquired .............   $6,916
                                      ======
Current liabilities ...............      846
                                      ------
Net assets acquired ...............   $6,070
                                      ======

     The Company engaged an independent appraiser to assist in the valuation of acquired intangible assets. Intangible assets consist of a $0.6 million "Tradename" asset which will be amortized over 20 years and a $0.1 million "Non-Compete Contract" asset which will be amortized over 18 months.

     The following table represents the Company's unaudited pro forma consolidated results of operations as if the acquisitions of Kremer, TruVision and Millennium had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical TLCVision results to include the results of operations of the acquired entities. The pro forma results do not include any cost savings that may result from the combination of TLCVision and the operations of the acquired entities. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisitions been completed at the beginning of such periods nor are they necessarily indicative of future results.

                                          YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                        2005       2004       2003
                                      --------   --------   --------
Total revenues ....................   $277,772   $274,989   $221,606
                                      ========   ========   ========
Net income (loss) .................   $ 10,496   $ 46,425   $ (6,951)
                                      ========   ========   ========
Earnings (loss) per share -
   basic ..........................   $   0.15   $   0.68   $  (0.11)
                                      ========   ========   ========
Earnings (loss) per share -
   diluted ........................   $   0.15   $   0.65   $  (0.11)
                                      ========   ========   ========

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

5.   RESTRICTED CASH

     The Company had $1.0 million and $0.9 million of restricted cash as of December 31, 2005 and 2004, respectively, to guarantee outstanding bank letters of credit for leases and litigation.

6.   ACCOUNTS RECEIVABLE

     Accounts receivable, net of allowances, consist of the following:

                                         DECEMBER 31,
                                      -----------------
                                        2005      2004
                                      -------   -------
Refractive ........................   $ 9,597   $ 7,031
Other healthcare services .........    10,986    10,412
                                      -------   -------
                                      $20,583   $17,443
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

8.   GOODWILL

     The Company's net goodwill amount by reporting segment is as follows:

                                                     MOBILE     OPTOMETRIC
                                       REFRACTIVE   CATARACT   FRANCHISING    OTHER       TOTAL
                                      -----------   --------   -----------   -------   -----------
                                      AS RESTATED                                      AS RESTATED
December 31, 2003 .................    $ 24,229      $4,153       $6,105     $14,342     $48,829
Deconsolidated due to partial sale
   of LECC ........................        (467)         --           --          --        (467)
Reversal of deferred tax asset
   valuation allowance ............      (1,234)         --           --          --      (1,234)
Acquired during the period ........         181         306           --       4,925       5,412
                                       --------      ------       ------     -------     -------
December 31, 2004 .................      22,709       4,459        6,105      19,267      52,540
Sale of subsidiary ................          --          --           --      (2,471)     (2,471)
Reversal of deferred tax asset
   valuation allowance ............      (2,179)         --           --          --      (2,179)
Acquired during the period ........      45,250       5,348           --         914      51,512
                                       --------      ------       ------     -------     -------
December 31, 2005 .................    $ 65,780      $9,807       $6,105     $17,710     $99,402
                                       ========      ======       ======     =======     =======

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

     Intangible assets subject to amortization consist of the following at December 31:

                                                2005                      2004
                                      -----------------------   -----------------------
                                        GROSS                     GROSS
                                      CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                       AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                      --------   ------------   --------   ------------
Practice management agreements ....    $23,015      $14,861      $33,329      $23,647
Deferred contract rights ..........     11,081        6,243       13,854        6,024
Tradenames ........................      5,870          210          400           53
Other .............................      5,733          364          386          105
                                       -------      -------      -------      -------
Total .............................    $45,699      $21,678      $47,969      $29,829
                                       =======      =======      =======      =======

     The estimated amortization expense for the next five years as of December 31, 2005 is as follows:

2006 ..   $3,400
2007 ..    3,400
2008 ..    3,100
2009 ..    2,700
2010 ..    2,700

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

11.  ACCRUED LIABILITIES

     Accrued liabilities included $7.6 million and $8.1 million of accrued wages and related expenses as of December 31, 2005 and 2004, respectively.

12.  LONG-TERM DEBT

Long-term debt consists of:

                                                                DECEMBER 31,
                                                             -----------------
                                                               2005      2004
                                                             -------   -------
Interest at 3.11%, payable to vendor, paid off in 2005 ...   $    --   $ 1,264
Interest imputed at 9%, due in four payments from March
   2002 through 2005, payable to affiliated doctor
   relating to practice acquisition, paid off in 2005 ....        --     2,294
Interest imputed at 6.25%, due through October 2016,
   collateralized by building (C$7.2 million at
   December 31, 2005) ....................................     6,056     6,138
Interest at various rates, due through 2012,
   collateralized by real estate and equipment ...........     4,061     3,038
Capital lease obligations, payable through 2009,
   interest at various rates .............................     7,644     5,576
Other ....................................................       172       345
                                                             -------   -------
                                                              17,933    18,655
Less current portion .....................................     5,268     8,664
                                                             -------   -------
                                                             $12,665   $ 9,991
                                                             =======   =======

     Principal maturities for each of the next five years and thereafter as of December 31, 2005 are as follows:

2006 ........   $ 5,268
2007 ........     3,453
2008 ........     2,560
2009 ........     1,267
2010 ........       733
Thereafter ..     4,652
                -------
Total .......   $17,933
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
                           ------
                           $7,644
                           ======

13.  OTHER EXPENSES, NET

     Other expenses, net includes the following operating items:

                                                         Year Ended December 31,
                                                        -------------------------
                                                          2005     2004     2003
                                                        ------   -------   ------
Other expenses (income):
Loss (gain) on sales and disposals of fixed assets ..   $  (92)  $   839   $ (484)
Adjustments to the fair values of intangibles,
   long-term receivables and long-term liabilities ..      888    (1,206)    (206)
Center closing costs ................................    1,012       868    2,040
Gain on sales of subsidiaries .......................     (319)   (1,143)      --
Reimbursements from previous research and
   development arrangements .........................     (300)     (400)      --
Severance accruals for two officers under terms of
   employment contracts .............................       --     2,557       --
Miscellaneous income ................................     (420)     (575)    (185)
                                                        ------   -------   ------
                                                        $  769   $   940   $1,165
                                                        ======   =======   ======

14.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share were $0.12 (as restated), $0.62 (as restated) and $(0.15), in 2005, 2004 and 2003, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.

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

                                                         Year Ended December 31,
                                                   -----------------------------------
                                                       2005          2004        2003
                                                   -----------   -----------   -------
                                                   AS RESTATED   AS RESTATED
Net income (loss) ..............................     $ 8,119       $42,474     $(9,399)
Weighted-average shares outstanding - basic ....      69,721        68,490      64,413
Stock options and warrants .....................       1,659         2,598          --
                                                     -------       -------     -------
Weighted-average shares outstanding - diluted ..      71,380        71,088      64,413
Earnings (loss) per share - diluted ............     $  0.11       $  0.60     $ (0.15)

15.  STOCKHOLDERS' EQUITY AND OPTIONS

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

     As of December 31, 2005, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

                        OUTSTANDING                               EXERCISABLE
----------------------------------------------------------   --------------------
                                  WEIGHTED        WEIGHTED               WEIGHTED
                              AVERAGE REMAINING    AVERAGE                AVERAGE
  PRICE RANGE     NUMBER OF      CONTRACTUAL      EXERCISE   NUMBER OF   EXERCISE
    (CDN $)        OPTIONS          LIFE            PRICE     OPTIONS      PRICE
  -----------     ---------   -----------------   --------   ---------   --------
$ 1.43 - $ 3.87      297          1.4 years        C$ 3.07      179       C$ 3.37
$ 4.04 - $ 6.67       77          1.7 years           4.52       55          4.38
$ 7.58 - $ 9.80       60          3.5 years           7.90       35          7.81
$11.02 - $15.49       74          3.9 years          12.72       73         12.72
                     ---                           -------      ---       -------
                     508          2.1 years        C$ 5.26      342       C$ 5.98
                     ===                           =======      ===       =======

     As of December 31, 2005, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

                        OUTSTANDING                               EXERCISABLE
----------------------------------------------------------   --------------------
                                  WEIGHTED        WEIGHTED               WEIGHTED
                              AVERAGE REMAINING    AVERAGE                AVERAGE
  PRICE RANGE     NUMBER OF      CONTRACTUAL      EXERCISE   NUMBER OF   EXERCISE
    (U.S.$)        OPTIONS          LIFE            PRICE     OPTIONS      PRICE
  -----------     ---------   -----------------   --------   ---------   --------
 $0.90 - $ 2.62       888         2.0 years        $ 1.38        519      $ 1.54
 $3.02 - $ 5.25       719         2.5 years          4.14        711        4.14
 $6.03 - $ 8.19       541         3.3 years          6.22        302        6.20
 $8.79 - $11.64       880         3.9 years         10.42        878       10.42
                    -----                          ------      -----      ------
                    3,028         2.9 years        $ 5.53      2,410      $ 6.13
                    =====                          ======      =====      ======

     Approximately 1,031,000 options have been authorized for issuance but were not granted as of December 31, 2005. A summary of option activity during the last three years follows:

                                                   WEIGHTED         WEIGHTED
                                                    AVERAGE          AVERAGE
                                                EXERCISE PRICE   EXERCISE PRICE
                                      OPTIONS      PER SHARE        PER SHARE
                                      -------   --------------   --------------
December 31, 2002..................     8,680      Cdn$7.80          US$5.10
   Granted.........................     1,721          3.30             2.82
   Exercised.......................    (2,102)         4.38             4.11
   Forfeited.......................      (313)         4.79             4.32
   Expired.........................      (443)        15.07             7.29
                                       ------      --------          -------
December 31, 2003..................     7,543      Cdn$4.90          US$4.90
   Granted.........................     1,018         12.73            10.38
   Exercised.......................    (4,198)         7.49             5.90
   Forfeited.......................      (100)         3.89             6.16
   Expired.........................       (60)        16.35            10.84
                                       ------      --------          -------
December 31, 2004..................     4,203      Cdn$5.04          US$5.08
   Granted.........................       176          8.53             7.52
   Exercised.......................      (709)         3.89             2.71
   Forfeited.......................      (112)        11.32             9.69
   Expired.........................       (22)         9.39             6.20
                                       ------      --------          -------
December 31, 2005..................     3,536      Cdn$5.26          US$5.53
                                       ======      ========          =======
Exercisable at December 31, 2005...     2,752      Cdn$5.98          US$6.13
                                       ======      ========          =======

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

16.  INCOME TAXES

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

     In addition, the Company determined that it should have recorded $1.2 million of additional income tax expense for the year ended December 31, 2004 due to the nature of the net operating loss carryforwards that were utilized in that year for financial reporting purposes. The Company originally corrected the error in its 2005 Annual Report on Form 10-K by increasing the income tax expense recorded for the year ended December 31, 2005 by $1.2 million. The Company has subsequently determined that the $1.2 million adjustment is material to the Company's operating results of 2005 and, accordingly, that the adjustment should not have been made in the 2005 financial statements. As such, the Company has restated its previously issued financial statements as of and for the years ended December 31, 2005 and 2004 (see Note 3). Furthermore, the Company recognized approximately $5.7 million of income tax benefit during the first three quarters of 2005 that should have been recorded primarily as a reduction to goodwill and as an increase to equity. The Company has restated the operating results of the first three quarters of 2005 to properly reflect income taxes (see Note 23).

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             DECEMBER 31,
                                         -------------------
                                           2005       2004
                                         --------   --------
Deferred tax asset:
   Net operating loss carryforwards ..   $ 37,264   $ 35,964
   Fixed assets ......................      1,685      2,108
   Intangibles .......................     11,934     14,163
   Investments .......................     11,715     10,689
   Accruals and other reserves .......      5,572      5,889
   Stock options .....................      4,192      5,566
   Tax credits .......................        228         15
   Other .............................      3,017      4,237
                                         --------   --------
Total ................................     75,607     78,631
   Valuation allowance ...............    (75,607)   (78,631)
                                         --------   --------
                                         $     --   $     --
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

     Of the total valuation allowance, approximately $6.1 million ($0.6 million from OccuLogix) will be recorded directly to equity if and when that portion of the deferred tax asset is realized and the associated valuation allowance is reversed. During 2005, the Company reversed $3.1 million of the valuation allowance directly to equity and $2.2 million directly to goodwill. During 2004, the Company reversed $1.2 million of the valuation allowance directly to goodwill.

     The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to income (loss) before income taxes were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                         2005          2004        2003
                                                     -----------   -----------   -------
                                                     AS RESTATED   AS RESTATED
Income tax expense (recovery) at the Canadian
   statutory rate of  36.125% (2004 - 36.125%;
   2003 - 35.1%) .................................     $5,338       $ 16,006     $(3,121)
Change in valuation allowance ....................       (267)       (15,103)      1,929
Expenses not deductible for income tax purposes ..        285            300         150
Change in Canadian tax rates .....................         --             31       1,042
State taxes ......................................        506            450         423
Canadian income tax ..............................        350            150          85
Rate differential on United States operations ....        445             --          --
                                                       ------       --------     -------
                                                       $6,657       $  1,834     $   508
                                                       ======       ========     =======

     The provision for income taxes is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                         2005          2004        2003
                                                     -----------   -----------   -------
                                                     AS RESTATED   AS RESTATED
Current:
   Canada ........................................     $  350         $  150       $ 85
   United States - federal .......................        228             --         58
   United States - state .........................        475            450        175
   Other .........................................        537             --        190
                                                       ------         ------       ----
                                                       $1,590         $  600       $508
                                                       ======         ======       ====
Deferred:
   United States - federal .......................     $4,320         $1,234       $ --
   United States - state .........................        747             --         --
                                                       ------         ------       ----
                                                       $5,067         $1,234       $ --
                                                       ======         ======       ====
Total income taxes ...............................     $6,657         $1,834       $508
                                                       ======         ======       ====

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

     Future minimum royalty payments under the OccuLogix agreements as at December 31, 2005 are approximately as follows:

2006 .................   $  100
2007 .................      100
2008 .................      100
2009 .................      100
2010 and thereafter ..      750
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

Year 1 ...............   $2,565
Year 2 ...............    4,275
Year 3 ...............    6,413

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's reportable segments were as follows:

                                                             MOBILE     OPTOMETRIC
        YEAR ENDED DECEMBER 31, 2005           REFRACTIVE   CATARACT   FRANCHISING      AMD      OTHER       TOTAL
        ----------------------------           ----------   --------   -----------   --------   -------   -----------
                                                                                                          AS RESTATED
Revenues ...................................    $186,620    $31,716      $17,471     $  1,841   $22,377    $260,025
Expenses:
   Operating ...............................     162,438     25,794       11,032       18,211    15,166     232,641
   Depreciation and amortization ...........      12,112      2,649           44          120     1,428      16,353
                                                --------    -------      -------     --------   -------    --------
                                                 174,550     28,443       11,076       18,331    16,594     248,994
                                                --------    -------      -------     --------   -------    --------
Income (loss) from operations ..............      12,070      3,273        6,395      (16,490)    5,783      11,031
Interest income (expense) ..................       2,693       (117)        (447)       1,593    (1,179)      2,543
Minority interests .........................      (2,371)        --       (2,914)       7,058    (3,116)     (1,343)
Earnings from equity investments ...........       1,473         --           --           --     1,072       2,545
                                                --------    -------      -------     --------   -------    --------
Income (loss) before income taxes ..........    $ 13,865    $ 3,156      $ 3,034     $ (7,839)  $ 2,560      14,776
                                                ========    =======      =======     ========   =======
Income taxes ...............................                                                                 (6,657)
                                                                                                           --------
Net income .................................                                                               $  8,119
                                                                                                           ========
Total assets ...............................    $197,216    $19,890      $11,921     $ 46,271   $25,745    $301,043
                                                ========    =======      =======     ========   =======    ========
Additions to fixed assets and intangibles ..    $ 67,091    $ 9,734      $    66     $    218   $ 2,932    $ 80,041
                                                ========    =======      =======     ========   =======    ========

                                                              MOBILE     OPTOMETRIC
        YEAR ENDED DECEMBER 31, 2004            REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER       TOTAL
        ----------------------------           -----------   --------   -----------   -------   -------   -----------
                                               AS RESTATED                                                AS RESTATED
Revenues ...................................    $182,441     $27,040      $14,145     $   837   $22,784    $247,247
Expenses:
   Operating ...............................     155,587      22,325        8,868       3,787    14,924     205,491
   Depreciation and amortization ...........      13,695       2,614           41         104     1,227      17,681
                                                --------     -------      -------     -------   -------    --------
                                                 169,282      24,939        8,909       3,891    16,151     223,172
                                                --------     -------      -------     -------   -------    --------
Income (loss) from operations ..............      13,159       2,101        5,236      (3,054)    6,633      24,075
Gain on sale of OccuLogix, Inc. stock ......          --          --           --      25,792        --      25,792
Interest income (expense) ..................         757        (114)        (492)         51      (865)       (663)
Minority interests .........................      (1,863)         --       (2,323)        411    (3,178)     (6,953)
Earnings from equity investments ...........       1,575          --           --          --       482       2,057
                                                --------     -------      -------     -------   -------    --------
Income before income taxes .................    $ 13,628     $ 1,987      $ 2,421     $23,200   $ 3,072      44,308
                                                ========     =======      =======     =======   =======
Income taxes ...............................                                                                 (1,834)
                                                                                                           --------
Net income .................................                                                               $ 42,474
                                                                                                           ========
Total assets ...............................    $190,500     $15,716      $12,049     $61,440   $24,302    $304,007
                                                ========     =======      =======     =======   =======    ========
Additions to fixed assets and intangibles ..    $  4,071     $ 1,497      $    79     $   227   $ 7,307    $ 13,181
                                                ========     =======      =======     =======   =======    ========

                                                              MOBILE     OPTOMETRIC
        YEAR ENDED DECEMBER 31, 2003           REFRACTIVE    CATARACT   FRANCHISING     AMD      OTHER      TOTAL
        ----------------------------           -----------   --------   -----------   -------   -------   --------
Revenues ...................................    $151,430     $24,812      $10,301     $   622   $13,753   $200,918
Expenses:
   Operating ...............................     142,176      20,515        7,166       2,646     8,677    181,180
   Depreciation and amortization ...........      18,794       2,765           99          47       888     22,593
                                                --------     -------      -------     -------   -------   --------
                                                 160,970      23,280        7,265       2,693     9,565    203,773
                                                --------     -------      -------     -------   -------   --------
Income (loss) from operations ..............      (9,540)      1,532        3,036      (2,071)    4,188     (2,855)
Interest income (expense) ..................        (306)       (169)        (490)         --      (399)    (1,364)
Minority interests .........................      (1,709)         --       (1,061)         --    (1,902)    (4,672)
                                                --------     -------      -------     -------   -------   --------
Income (loss) before income taxes ..........    $(11,555)    $ 1,363      $ 1,485     $(2,071)  $ 1,887     (8,891)
                                                ========     =======      =======     =======   =======
Income taxes ...............................                                                                  (508)
                                                                                                          --------
Net loss ...................................                                                              $ (9,399)
                                                                                                          ========
Total assets ...............................    $140,796     $13,972      $10,207     $   490   $25,283   $190,748
                                                ========     =======      =======     =======   =======   ========
Additions to fixed assets and intangibles ..    $    707     $ 2,587      $   105     $   382   $ 4,537   $  8,318
                                                ========     =======      =======     =======   =======   ========

     The Company's geographic segments are as follows:

        YEAR  ENDED DECEMBER 31, 2005           CANADA   UNITED STATES      TOTAL
        -----------------------------          -------   -------------   -----------
Revenues ...................................   $12,937      $247,088       $260,025
                                               =======      ========       ========
Total fixed assets and intangibles .........   $ 8,457      $164,125       $172,582
                                               =======      ========       ========

        YEAR  ENDED DECEMBER 31, 2004           CANADA   UNITED STATES       TOTAL
        -----------------------------          -------   -------------   -----------
                                                          AS RESTATED    AS RESTATED
Revenues ...................................   $12,596      $234,651       $247,247
                                               =======      ========       ========
Total fixed assets and intangibles .........   $ 9,825      $107,054       $116,879
                                               =======      ========       ========

        YEAR  ENDED DECEMBER 31, 2003          CANADA    UNITED STATES      TOTAL
        -----------------------------          -------   -------------   -----------
Revenues ...................................   $10,109      $190,809       $200,918
                                               =======      ========       ========
Total fixed assets and intangibles .........   $10,765      $117,914       $128,679
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

     As of December 31, 2005, the carrying value and fair value of the Company's long-term debt, excluding capital lease obligations, was $10.3 million and $9.5 million, respectively. As of December 31, 2004, the carrying value and fair value of the Company's long-term debt, excluding capital lease obligations, was $13.1 million and $12.7 million, respectively. The fair value of the Company's long-term debt was estimated by discounting the amount of future cash flows associated with the respective debt instruments using the Company's current incremental rate of borrowing for similar debt instruments.

20.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash transactions:

                                                YEAR ENDED DECEMBER 31,
                                               -------------------------
                                                 2005     2004     2003
                                               -------   ------   ------
Capital  lease obligations relating to
   equipment purchases .....................   $ 5,667   $2,579   $8,493
Inventory contributed to OccuLogix .........       183       --       --
Option and warrant reduction ...............     1,011    5,379    2,892
Value of shares issued upon meeting certain
   earnings criteria .......................       181      389       --
Retirement of treasury stock ...............    15,868       --    2,432
Treasury stock to employee benefit plan ....        --       --      191
Value of shares issued for acquisitions ....        24       --       96

Cash paid for the following:

                                                YEAR ENDED DECEMBER 31,
                                               ------------------------
                                                2005     2004     2003
                                               ------   ------   ------
Interest ...................................   $1,426   $2,133   $2,618
                                               ======   ======   ======
Income taxes ...............................   $1,187   $  835   $  533
                                               ======   ======   ======

21.  RELATED PARTY TRANSACTIONS

     On March 1, 2001, a limited liability company wholly owned by TLCVision acquired all of the non medical assets relating to the refractive practice of Dr. Mark Whitten prior to Dr. Whitten becoming a director of TLCVision. The cost of this acquisition was $20.0 million, with $10.0 million paid in cash on March 1, 2001 and the remaining $10.0 million payable in four equal non-interest bearing installments on each of the first four anniversary dates of closing. Dr. Whitten was a director of TLCVision from May 2002 to May 2003. At December 31, 2005, this note had been paid in full (see Note 12). In addition, TLCVision has entered into service agreements with companies that own Dr. Whitten's refractive satellite operations located in Frederick, Maryland, and Charlottesville, Virginia, under which TLCVision will provide such companies with services in return for a fee. During the years ended December 31, 2005, 2004 and 2003, the Company received revenue from these service agreements of $1.0 million, $0.9 million, and $0.7 million, respectively.

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

22.  SUBSEQUENT EVENTS

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

     OccuLogix believes that the announcement made it unlikely that it would be able to collect on amounts outstanding from its sole customer, Veris, resulting in a provision for bad debts of $0.5 million related to revenue reported prior to December 2005. OccuLogix did not recognize $0.5 million of revenue related to goods shipped in December 2005, based on collectibility not being reasonably assured. OccuLogix also fully expensed the $0.2 million advance that it had paid to Veris in connection with clinical trial services to be provided by Veris for one of OccuLogix's clinical trials. OccuLogix also evaluated its ending inventory balance as of December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with initial expectations. Accordingly, OccuLogix set up a provision for obsolescence of $2.0 million for filter sets that will unlikely be utilized prior to their expiration dates. As a result of the above entries, TLCVision's reported pre-tax earnings for the quarter and year ended December 31, 2005 were reduced by $1.6 million.

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     On March 16, 2006, the Company announced that it would restate its consolidated financial statements for the first three quarters of 2005 to correct its accounting for income taxes. During each of the first three quarters of 2005, the Company reversed a portion of its deferred tax asset valuation allowance as a reduction to income tax expense. Due to limitations on the availability of certain portions of the Company's net operating loss carryforwards, the Company has determined that the deferred tax asset valuation allowance reversals in the first three quarters of 2005 should have been recorded primarily to goodwill and equity. The adjustments to income tax expense were $2.9 million, $1.9 million and $0.9 million for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively. The total adjustment for the first three quarters of $5.7 million is primarily a non-cash item. In addition, the Company determined that it should have recorded $1.2 million of additional income tax expense for the year ended December 31, 2004 due to the nature of the net operating loss carryforwards that were utilized in that year for financial reporting purposes. The Company originally corrected the error in its 2005 Annual Report on Form 10-K by increasing the income tax expense recorded for the three months ended December 31, 2005 by $1.2 million. The Company has subsequently determined that the $1.2 million adjustment is material to the Company's operating results of 2005 and, accordingly, that the adjustment should not have been made in the 2005 financial statements. As such, the Company has restated its previously issued financial statements as of and for the years ended December 31, 2005 and 2004 (see Note 3). The adjustments to income tax expense consisted of a $1.2 million decrease for the three months ended December 31, 2005 and increases of $0.5 million, $0.4 million, $0.2 million and $0.1 million for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively. All data reflected in the 2005 consolidated financial statements, including the related notes, have been restated to properly reflect income taxes. Quarterly financial results (unaudited) for 2005, including the effect of the restatements, are as follows:

                                  THREE MONTHS ENDED    THREE MONTHS ENDED    THREE MONTHS ENDED    THREE MONTHS ENDED
                                    MARCH 31, 2005         JUNE 30, 2005      SEPTEMBER 30, 2005   DECEMBER 31, 2005(1)
                                 --------------------  --------------------  --------------------  --------------------
                                     AS                    AS                    AS                    AS
                                 PREVIOUSLY     AS     PREVIOUSLY     AS     PREVIOUSLY     AS     PREVIOUSLY     AS
                                  REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                 ----------  --------  ----------  --------  ----------  --------  ----------  --------
Revenues                           $71,049    $71,049    $66,820    $66,820    $61,639    $61,639   $60,517    $60,517
Gross profit                        24,959     24,959     22,492     22,492     17,521     17,521    14,328     14,328
Net income (loss)                    9,606      6,727      5,511      3,635      1,699        779    (4,256)    (3,022)
Basic income (loss) per share         0.14       0.10       0.08       0.05       0.02       0.01     (0.06)     (0.04)
Diluted income (loss) per share       0.13       0.09       0.08       0.05       0.02       0.01     (0.06)     (0.04)

For comparison purposes, the quarterly financial results (unaudited) for 2004, including the effect of the restatement, are as follows:

                                  THREE MONTHS ENDED    THREE MONTHS ENDED    THREE MONTHS ENDED    THREE MONTHS ENDED
                                    MARCH 31, 2004        JUNE 30, 2004       SEPTEMBER 30, 2004   DECEMBER 31, 2004(2)
                                 --------------------  --------------------  --------------------  --------------------
                                     AS                    AS                    AS                    AS
                                 PREVIOUSLY     AS     PREVIOUSLY     AS     PREVIOUSLY     AS     PREVIOUSLY     AS
                                  REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                 ----------  --------  ----------  --------  ----------  --------  ----------  --------
Revenues                           $66,800    $66,800    $65,879    $65,879    $57,692    $57,692    $56,876    $56,876
Gross profit                        21,713     21,713     22,307     22,307     17,609     17,609     14,880     14,880
Net income (loss)                    8,052      7,543      6,239      5,835      3,322      3,078     26,095     26,018
Basic income (loss) per share         0.12       0.11       0.09       0.09       0.05       0.04       0.38       0.37
Diluted income (loss) per share       0.12       0.11       0.09       0.08       0.05       0.04       0.36       0.36

(1)  In the three months ended December 31, 2005, the net loss includes:

     (a) a charge of $1.6 million related to OccuLogix's preliminary analysis of the data from its clinical trial (see Note 22); and

     (b) a net write down of $0.9 million in the fair value of intangibles and long-term receivables.

(2) Net income for the three months ended December 31, 2004 includes a gain on the sale of OccuLogix stock of $25.8 million.

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

     CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the quarter ended December 31, 2005, the Company implemented a control within the reporting of income taxes process to evaluate IRC Section 382 limitations related to the availability of net operating loss carryforwards and the impact on the Company's financial statements. This evaluation resulted in a restatement of the 2005 quarterly financial information and 2004 income taxes as described in footnote 16 to the consolidated financial statements and was considered to be a material weakness in internal controls that was properly remediated prior to year-end. Except as described above, there have been no other significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

August 22, 2006

SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           BALANCE AT                           DEDUCTIONS-    BALANCE AT
                                            BEGINNING                          UNCOLLECTABLE       END
                                            OF PERIOD   PROVISION   OTHER(1)      A MOUNTS      OF PERIOD
                                           ----------   ---------   --------   -------------   ----------
                                                                   (IN THOUSANDS)
Fiscal 2003
Provision for contractual allowances and
   doubtful accounts receivable             $  2,428    $    207    $     --       $ (52)       $  2,583
Provision against investments and other
   assets                                      4,123          46        (651)         --           3,518
Deferred tax asset valuation allowance       120,902       1,929          --          --         122,831

Fiscal 2004
Provision for contractual allowances and
   doubtful accounts receivable             $  2,583    $    124    $     --       $(380)       $  2,327
Provision against investments and other
   assets                                      3,518          --      (1,206)         --           2,312
Deferred tax asset valuation allowance       122,831     (15,103)    (29,097)         --          78,631

Fiscal 2005
Provision for contractual allowances and
   doubtful accounts receivable             $  2,327    $  1,648    $    530       $(276)       $  4,229
Provision against investments and other
   assets                                      2,312           2          --          --           2,314
Deferred tax asset valuation allowance        78,631        (267)     (2,757)         --          75,607

Note (1): During fiscal 2003, the Company adjusted a portion of the provision for contractual allowances and doubtful accounts due to improved financial strength of the borrower, a secondary care service provider of which the Company owns approximately 25% of the outstanding shares, and a consistent pattern of timely payments that the borrower has made related to the note receivable held by the Company. The Company reversed the remainder of the reserve in fiscal 2004 due to consistent payment history and continually improving financial strength of the borrower. During 2004, the reduction of the deferred tax asset valuation allowance of $29,097 included a $53,480 write-down of deferred tax assets for net operating losses that are not expected to be utilized. This reduction was partially offset by an increase in deferred tax asset valuation allowance of $16,094 related to the acquisition of deferred tax assets of OccuLogix for which there was a valuation allowance and a net increase of $8,289 primarily related to stock-based compensation and other adjustments. During 2005, the reduction of the deferred tax asset valuation allowance of $2,757 related to the effect of stock-based compensation, prior year return-to-provision adjustments and the change in valuation allowance of OccuLogix.

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

(1)  Previously filed March 16, 2006.

*    Management contract or compensatory plan arrangement.