Form 10-Q
period 2006-09-30
TLC VISION CORP
filed 2006-11-09
CIK 1010610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

     As of November 8, 2006 there were 69,019,000 of the registrant's Common Shares outstanding.

                                      INDEX

PART I. FINANCIAL INFORMATION
         Item 1.  Consolidated Financial Statements (unaudited)
                  Consolidated Statements of Operations for the three and
                     nine months ended September 30, 2006 and 2005
                  Consolidated Balance Sheets as of September 30, 2006 and
                     December 31, 2005
                  Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 2006 and 2005
                  Consolidated Statement of Changes in Stockholders' Equity
                     for the nine months ended September 30, 2006
                  Notes to Interim Consolidated Financial Statements
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
         Item 3.  Quantitative and Qualitative Disclosures about Market
                     Risk
         Item 4.  Controls and Procedures

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                       ------------------   -------------------
                                                         2006      2005       2006       2005
                                                       -------   --------   --------   --------
                                                                    AS                    AS
                                                                 RESTATED              RESTATED
Revenues:
   Refractive:
      Centers ......................................   $35,422   $ 34,968   $126,959   $116,743
      Access .......................................     8,449      7,846     29,208     29,085
   Other healthcare services .......................    20,618     18,825     62,118     53,680
                                                       -------   --------   --------   --------
Total revenues .....................................    64,489     61,639    218,285    199,508
                                                       -------   --------   --------   --------
Cost of revenues (excluding amortization expense
   shown below):
   Refractive:
      Centers ......................................    26,260     26,147     88,056     80,597
      Access .......................................     6,655      6,319     21,330     20,929
   Other healthcare services .......................    12,617     11,652     39,549     33,010
                                                       -------   --------   --------   --------
Total cost of revenues (excluding amortization
   expense shown below) ............................    45,532     44,118    148,935    134,536
                                                       -------   --------   --------   --------
   Gross profit ....................................    18,957     17,521     69,350     64,972
                                                       -------   --------   --------   --------
General and administrative .........................     8,066      8,689     25,978     26,976
Marketing and sales ................................     6,649      5,398     20,324     16,238
Research and development, clinical and regulatory ..        --      1,140      1,475      3,794
Amortization of intangibles ........................       873      1,047      2,611      3,090
Other expenses (income), net .......................      (230)        32         93     (1,001)
                                                       -------   --------   --------   --------
                                                        15,358     16,306     50,481     49,097
                                                       -------   --------   --------   --------
Operating income ...................................     3,599      1,215     18,869     15,875
Gain on sale of OccuLogix, Inc. stock ..............        --         --      1,450         --
Interest income ....................................       568      1,071      1,803      3,361
Interest expense ...................................      (387)      (435)    (1,066)    (1,316)
Minority interests .................................    (2,210)      (609)    (4,962)    (2,400)
Earnings (losses) from equity investments ..........      (604)       487       (580)     1,826
                                                       -------   --------   --------   --------
Income before income taxes .........................       966      1,729     15,514     17,346
Income tax expense .................................      (665)      (950)    (1,634)    (6,205)
                                                       -------   --------   --------   --------
Net income .........................................   $   301   $    779   $ 13,880   $ 11,141
                                                       -------   --------   --------   --------
Earnings per share - basic and diluted .............   $  0.00   $   0.01   $   0.20   $   0.16
                                                       =======   ========   ========   ========
Weighted average number of common shares
   outstanding - basic .............................    68,949     69,888     68,863     70,083
Weighted average number of common shares
   outstanding - diluted ...........................    69,737     71,524     69,833     71,877

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        (UNAUDITED)
                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2006           2005
                                                       -------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents .......................     $  37,057      $  31,729
   Short-term investments ..........................        10,025         38,213
   Accounts receivable, net ........................        21,779         20,583
   Prepaid expenses, inventory and other ...........        12,140         17,123
                                                         ---------      ---------
      Total current assets .........................        81,001        107,648

Restricted cash ....................................         1,035            975
Investments and other assets .......................        39,290         19,838
Goodwill ...........................................        98,062         99,402
Other intangible assets, net .......................        21,376         24,021
Fixed assets, net ..................................        54,799         49,159
                                                         ---------      ---------
      Total assets .................................     $ 295,563      $ 301,043
                                                         =========      =========
LIABILITIES

Current liabilities:
   Accounts payable ................................     $  12,570      $  11,031
   Accrued liabilities .............................        21,457         24,453
   Current maturities of long-term debt ............         6,667          5,268
                                                         ---------      ---------
      Total current liabilities ....................        40,694         40,752

Other long-term liabilities ........................         3,053          3,427
Long term-debt, less current maturities ............        15,791         12,665
Minority interests .................................        14,937         35,794
                                                         ---------      ---------
Total liabilities ..................................        74,475         92,638
                                                         ---------      ---------

STOCKHOLDERS' EQUITY
Common stock, no par value; unlimited number
   authorized ......................................       449,554        450,703
Option and warrant equity ..........................         1,813          1,861
Accumulated deficit ................................      (230,279)      (244,159)
                                                         ---------      ---------
Total stockholders' equity .........................       221,088        208,405
                                                         ---------      ---------
Total liabilities and stockholders' equity .........     $ 295,563      $ 301,043
                                                         =========      =========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                       ----------------------------
                                                            2006           2005
                                                       -------------   ------------
                                                                        AS RESTATED
OPERATING ACTIVITIES

Net income .........................................     $ 13,880           $ 11,141
Adjustments to reconcile net income to net cash from
   operating activities:
   Depreciation and amortization ...................       11,798             12,019
   Deferred taxes ..................................        2,744              4,806
   Minority interests ..............................        4,962              2,400
   Losses (earnings) from equity investments .......          580             (1,826)
   Loss (gain) on sales and disposals of fixed
      assets .......................................           17               (204)
   Reimbursements from investments in research and
      development arrangements .....................         (300)              (300)
   Write-down of OccuLogix, Inc. inventory .........        1,625                 --
   Gain on sale of OccuLogix, Inc. stock ...........       (1,450)                --
   Gain on sale of subsidiary ......................         (188)              (319)
   Non-cash compensation expense ...................        1,306                285
   Other ...........................................           26                135
   Changes in operating assets and liabilities, net
      of acquisitions and dispositions:
      Accounts receivable ..........................         (275)            (1,450)
      Prepaid expenses, inventory and other current
         assets ....................................       (1,165)            (4,236)
      Accounts payable and accrued liabilities .....       (3,095)            (3,325)
                                                         --------           --------
Cash from operating activities .....................       30,465             19,126
                                                         --------           --------

INVESTING ACTIVITIES
Purchases of fixed assets ..........................       (8,140)            (6,664)
Proceeds from sales of fixed assets ................          635              1,250
Proceeds from divestitures of investments and
   subsidiaries, net ...............................           --              3,430
Proceeds from sale of OccuLogix, Inc. stock, net ...        2,226                 --
OccuLogix, Inc. cash balance at time of
   deconsolidation .................................      (14,814)                --
Distributions and loan payments received from equity
   investments .....................................        2,662              1,828
Reimbursements from investments in research and
   development arrangements ........................          300                300
Acquisitions and equity investments ................       (4,859)           (42,119)
Proceeds from sales of short-term investments ......       10,225             98,575
Purchases of short-term investments ................       (3,775)           (38,295)
Other ..............................................            9                 33
                                                         --------           --------
Cash from investing activities .....................      (15,531)            18,338
                                                         --------           --------

FINANCING ACTIVITIES
Restricted cash movement ...........................          (60)              (208)
Principal payments of debt financing and capital
   leases ..........................................       (4,019)            (7,500)
Proceeds from debt financing .......................          441              1,489
Distributions to minority interests ................       (6,668)            (6,024)
Purchases of treasury stock ........................           --            (10,031)
Proceeds from issuances of common stock ............          467              1,748
Proceeds from issuances of OccuLogix, Inc. stock ...          233                284
                                                         --------           --------
Cash from financing activities .....................       (9,606)           (20,242)
                                                         --------           --------

Net increase in cash and cash equivalents during the
   period ..........................................        5,328             17,222
Cash and cash equivalents, beginning of period .....       31,729             33,435
                                                         --------           --------
Cash and cash equivalents, end of period ...........     $ 37,057           $ 50,657
                                                         ========           ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (In thousands)

                                                                            OPTION
                                                          COMMON STOCK       AND
                                                       -----------------   WARRANT   ACCUMULATED
                                                       SHARES    AMOUNT     EQUITY     DEFICIT       TOTAL
                                                       ------   --------   -------   -----------   --------
Balance December 31, 2005...........................   68,691   $450,703   $1,861     $(244,159)   $208,405
Shares issued as part of the Employee Share
   Purchase Plan and 401(k) plan....................      128        591                                591
Exercise of stock options...........................      147        290      (47)                      243
Options expired or forfeited........................                   1       (1)                       --
Stock-based compensation............................                 686                                686
Adjustment of utilized net operating loss
   carryforwards (see Note 7).......................              (3,116)                            (3,116)
Changes in subsidiaries' stockholders' equity.......                 399                                399
Net income and comprehensive income.................                                     13,880      13,880
                                                       ------   --------   ------     ---------    --------
Balance September 30, 2006..........................   68,966   $449,554   $1,813     $(230,279)   $221,088
                                                       ======   ========   ======     =========    ========

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 filed by TLC Vision Corporation (the "Company" or "TLCVision") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. The consolidated financial statements as of December 31, 2005 and unaudited interim consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities ("VIEs") and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

     Effective April 1, 2006, the Company deconsolidated OccuLogix, Inc. and began accounting for its investment in OccuLogix, Inc. under the equity method (see Note 4).

     The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2005 include certain reclassifications to conform with classifications for the three and nine months ended September 30, 2006.

2.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     In conjunction with the issuance of the Company's consolidated financial statements for the year ended December 31, 2005, the Company restated its results for the first three quarters of 2005 to correct its accounting for income taxes. Accordingly, the consolidated financial statements for the three and nine months ended September 30, 2005, included herein, have been restated. During the three and nine months ended September 30, 2005, the Company reversed a portion of its deferred tax asset valuation allowance as a reduction to income tax expense. Due to estimated limitations on the availability of certain portions of the Company's net operating loss carryforwards as of December 31, 2005, the Company has determined that the deferred tax asset valuation allowance reversals in the three and nine months ended September 30, 2005 should have been recorded primarily to goodwill and equity. The adjustments to income tax expense were $0.9 million and $5.7 million for the three and nine months ended September 30, 2005, respectively, and are primarily non-cash items. The restatement had the effect of reducing each of basic and diluted earnings per share by $0.01 and $0.08 for the three and nine months ended September 30, 2005, respectively.

3.   ACCOUNTING CHANGES

     Depreciation Method

     On January 1, 2006, the Company changed its depreciation policy for the following asset classifications: furniture, fixtures and equipment; laser equipment; medical equipment; and vehicles and other. The Company has changed to the straight-line depreciation method from the 25% declining balance method for these assets. The change will be reflected prospectively in the Company's financial statements both for new assets acquired after January 1, 2006 and for assets previously held from that date forward. Management's decision to change was based on its judgment that straight-line depreciation provides a better method of reflecting the pattern of consumption of the assets being depreciated over their estimated useful lives given their characteristics and usage patterns. The Company has determined that the design and durability of these assets diminishes ratably over time, and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives on a straight line basis. During the three and nine months ended September 30, 2006, the change in depreciation method increased net income by approximately $0.1 million (or $0.00 per diluted share) and $0.5 million (or $0.01 per diluted share), respectively.

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

     Total stock-based compensation for the three months ended September 30, 2006 was $381,000. Total stock-based compensation includes $223,000 ($195,000 after tax or less than $0.01 basic and diluted earnings per share) for TLCVision stock options and its Employee Share Purchase Plan, and $158,000 ($138,000 after tax or less than $0.01 basic and diluted earnings per share) for the value of stock issued in connection with the Company's 401(k) matching program.

     Total stock-based compensation for the nine months ended September 30, 2006 was $1,306,000. Total stock-based compensation includes $686,000 ($599,000 after tax or less than $0.01 basic and diluted earnings per share) for TLCVision stock options and its Employee Share Purchase Plan, and $434,000 ($379,000 after tax or less than $0.01 basic and diluted earnings per share) for the value of stock issued in connection with the Company's 401(k) matching program. Total stock-based compensation also includes $186,000 ($95,000 after minority interests) of stock-based compensation expense recorded by OccuLogix, Inc. in connection with its adoption of Statement 123(R) for the three months ended March 31, 2006.

     As of September 30, 2006, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $2.0 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires March 31, 2010 for certain options.

     The following table illustrates the effect on net income and earnings per share as if Statement 123(R) had been applied to all outstanding awards for the three and nine months ended September 30, 2005:

                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                    2005                 2005
                                                             ------------------   -----------------
                                                                AS RESTATED            AS RESTATED
Net income as reported ...................................         $  779              $11,141
Deduct OccuLogix, Inc.'s stock-based employee compensation
   benefit included in net income, net of minority
   interests .............................................             (6)                  --
Less stock-based employee compensation cost determined
   under fair value based method for all awards, net of
   related tax effects ...................................           (633)              (1,986)
Less OccuLogix, Inc.'s stock-based employee compensation
   cost determined under fair value based method for all
   awards, net of minority interests .....................           (562)              (1,380)
                                                                   ------              -------
Pro forma net income .....................................         $ (422)             $ 7,775
                                                                   ======              =======
Pro forma earnings per share - basic and diluted .........         $(0.01)             $  0.11
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

     The Company granted 0.9 million options during the nine months ended September 30, 2006, with a fair value of approximately $2.71 per option. The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.4% and 3.5% for 2006 and 2005, respectively; expected dividend yield of 0% for both 2006 and 2005; expected life of 3 years and 2.5 years for 2006 and 2005, respectively; and expected volatility of 57% and 75% for 2006 and 2005, respectively.

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

     A summary of option activity during the nine months ended September 30, 2006 follows:

                                                   WEIGHTED         WEIGHTED       AGGREGATE     AGGREGATE
                                                    AVERAGE          AVERAGE       INTRINSIC     INTRINSIC
                                                EXERCISE PRICE   EXERCISE PRICE      VALUE         VALUE
                                      OPTIONS      PER SHARE        PER SHARE     CDN OPTIONS   US OPTIONS
                                      -------   --------------   --------------   -----------   ----------
December 31, 2005..................    3,536       Cdn$ 5.26         US$5.53
   Granted.........................      908            7.51            6.45
   Exercised.......................     (147)           2.68            1.72
   Forfeited.......................      (51)           4.80            4.90
   Expired.........................      (28)          11.98            8.99
                                       -----       ---------         -------
September 30, 2006.................    4,218       Cdn$ 5.43         US$5.87        Cdn$857      US$3,650
                                       =====       =========         =======        =======      ========
Exercisable at September 30, 2006..    2,866       Cdn$ 5.35         US$5.98        Cdn$722      US$2,934
                                       =====       =========         =======        =======      ========

     The weighted average remaining contractual lives of outstanding and exercisable options as of September 30, 2006 were 2.5 years and 2.1 years, respectively.

     During the nine months ended September 30, 2006, the total intrinsic value of options exercised, defined as the excess fair value of the underlying stock over the exercise price of the options, was approximately $0.6 million.

4.   ACQUISITIONS AND DISPOSITIONS

     On April 11, 2006, the Company sold 800,000 shares of OccuLogix, Inc. common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned approximately 49% of OccuLogix, Inc. Due to the insignificance of the results of operations of OccuLogix, Inc. from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix, Inc. effective April 1, 2006 and has accounted for its investment in OccuLogix, Inc. under the equity method since that date (see Note 5). The Company owns approximately 41% of OccuLogix, Inc. as of September 30, 2006 due to additional issuances of shares by OccuLogix, Inc. during the three months ended September 30, 2006.

     On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses (income).

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the nine months ended September 30, 2006, the Company paid approximately $5 million to acquire or invest in several entities, none of which were individually material.

5.   INVESTMENTS AND OTHER ASSETS

     Included in investments and other assets as of September 30, 2006 is the Company's equity investment in OccuLogix, Inc., which totaled $16.8 million. Since April 1, 2006, the Company has accounted for the results of OccuLogix, Inc. under the equity method. During the three and six months ended September 30, 2006, OccuLogix, Inc. reported the following:

                         THREE MONTHS ENDED    SIX MONTHS ENDED
                         SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
                         ------------------   ------------------
Net sales ............        $    85              $    168
                              =======              ========
Gross profit (loss) ..        $   (32)             $     46
                              =======              ========
Net loss .............        $(3,584)             $(73,580)
                              =======              ========

     For the six months ended September 30, 2006, the net loss for OccuLogix, Inc. includes a $65.9 million charge for impairment of goodwill. Because the Company accounted for its original investment in OccuLogix, Inc. at historical cost, the Company must eliminate certain items, including the $65.9 million impairment of goodwill, when it recognizes equity earnings (losses) from OccuLogix, Inc. For the three and six months ended September 30, 2006, the Company recognized $1.5 million and $3.3 million of equity losses from OccuLogix, Inc.

6.   OTHER EXPENSES (INCOME), NET

     Other expenses (income), net includes the following operating items:

                                                THREE MONTHS     NINE MONTHS
                                                   ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                               -------------   ---------------
                                                2006    2005    2006     2005
                                               -----   -----   -----   -------
Loss (gain) on sales and disposals of fixed
   assets ..................................   $  16   $  --   $  17   $   (96)
Center closing costs .......................     (47)    297     (63)      297
Gain on sale of subsidiary .................    (188)     --    (188)     (319)
Reimbursements from previous research and
   development arrangements ................      --      --    (300)     (300)
Adjustments to the fair values of
   intangibles, long-term receivables and
   long-term liabilities ...................      --    (215)     --      (215)
OccuLogix, Inc. severance accruals .........      --      --     820        --
Miscellaneous income .......................     (11)    (50)   (193)     (368)
                                               -----   -----   -----   -------
                                               $(230)  $  32   $  93   $(1,001)
                                               =====   =====   =====   =======

7.   INCOME TAXES

     During the second quarter of 2006, the Company completed a comprehensive IRC Section 382 study to determine the specific limitations related to certain net operating loss carryforwards. The results of that study indicate that the availability of the Company's net operating loss carryforwards each year are greater than its original estimate. Based on the results of this study, the Company recorded a cumulative catch-up adjustment for its change in estimate to properly reflect income taxes. The adjustment for the change in estimate includes a $3.4 million decrease to income tax expense of which $0.9 million relates to periods prior to 2006. In addition, the adjustment for the change in estimate decreased goodwill, common stock and income taxes payable by $3.9 million, $4.8 million and $2.5 million, respectively. As of September 30, 2006, the Company's net operating loss carryforwards for financial reporting purposes total $184.9 million. Due to the uncertainty of the Company's ability to utilize its net operating loss carryforwards beyond 2006, the Company maintained a valuation allowance as of September 30, 2006 against its net operating loss carryforwards.

8.   EARNINGS PER SHARE

     The following table sets forth the computation of diluted earnings per share:

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   ---------------------   ---------------------
                                                     2006        2005        2006        2005
                                                   -------   -----------   -------   -----------
                                                             AS RESTATED             AS RESTATED
Net income .....................................   $   301     $   779     $13,880     $11,141
                                                   =======     =======     =======     =======
Weighted-average shares outstanding - basic ....    68,949      69,888      68,863      70,083
Dilutive effect of stock options and warrants ..       788       1,636         970       1,794
                                                   -------     -------     -------     -------
Weighted-average shares outstanding - diluted ..    69,737      71,524      69,833      71,877
                                                   -------     -------     -------     -------
Earnings per share - diluted ...................   $  0.00     $  0.01     $  0.20     $  0.16
                                                   =======     =======     =======     =======

9.   SEGMENT INFORMATION

     The Company has four reportable segments: refractive, mobile cataract, optometric franchising and age-related macular degeneration ("AMD"). The refractive segment provides the majority of the Company's revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The remaining reportable segments comprise the "Other Healthcare Services" business and include the mobile cataract, the optometric franchising and AMD segments. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States. The AMD segment includes the Company's interest in OccuLogix, Inc. The AMD segment is pursuing commercial applications for treatments of dry age-related macular degeneration. In addition, the Company has an accumulation of businesses that manage cataract and secondary care centers. None of these businesses meet the quantitative criteria to be disclosed separately as a reportable segment and are included in "Other" for segment disclosure purposes.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company's reportable segments are as follows:

  THREE MONTHS ENDED SEPTEMBER 30, 2006                   MOBILE     OPTOMETRIC
              (IN THOUSANDS)                REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER    TOTAL
                                            ----------   --------   -----------   -------   ------   -------
Revenues ................................    $43,871      $8,912       $4,805     $    --   $6,901   $64,489
Expenses:
   Operating ............................     41,794       7,326        2,782          --    4,866    56,768
   Depreciation and amortization ........      3,064         686           15          --      357     4,122
                                             -------      ------       ------     -------   ------   -------
                                              44,858       8,012        2,797          --    5,223    60,890
                                             -------      ------       ------     -------   ------   -------
Income (loss) from operations ...........       (987)        900        2,008          --    1,678     3,599
Interest income (expense) ...............        670         (30)         (89)         --     (370)      181
Minority interests ......................       (369)         --         (939)         --     (902)   (2,210)
Earnings (losses) from equity
   investments ..........................        386          --           --      (1,453)     463      (604)
                                             -------      ------       ------     -------   ------   -------
Income (loss) before income taxes .......       (300)        870          980      (1,453)     869       966
Income taxes ............................                                                               (665)
                                                                                                     -------
Net income ..............................                                                            $   301
                                                                                                     =======

  THREE MONTHS ENDED SEPTEMBER 30, 2005                   MOBILE     OPTOMETRIC
              (IN THOUSANDS)                REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER       TOTAL
                                            ----------   --------   -----------   -------   ------   -----------
                                                                                                     AS RESTATED
Revenues ................................    $42,814      $8,241       $4,013     $   635   $5,936     $61,639
Expenses:
   Operating ............................     39,481       6,909        2,537       3,419    4,047      56,393
   Depreciation and amortization ........      3,007         641           12          30      341       4,031
                                             -------      ------       ------     -------   ------     -------
                                              42,488       7,550        2,549       3,449    4,388      60,424
                                             -------      ------       ------     -------   ------     -------
Income (loss) from operations ...........        326         691        1,464      (2,814)   1,548       1,215
Interest income (expense) ...............        645         (32)        (109)        411     (279)        636
Minority interests ......................       (377)         --         (664)      1,257     (825)       (609)
Earnings from equity investments ........        262          --           --          --      225         487
                                             -------      ------       ------     -------   ------     -------
Income (loss) before income taxes .......        856         659          691      (1,146)     669       1,729
Income taxes ............................                                                                 (950)
                                                                                                       -------
Net income ..............................                                                              $   779
                                                                                                       =======

   NINE MONTHS ENDED SEPTEMBER 30, 2006                   MOBILE     OPTOMETRIC
              (IN THOUSANDS)                REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER      TOTAL
                                            ----------   --------   -----------   -------   -------   --------
Revenues ................................    $156,167     $25,922     $15,625     $    --   $20,571   $218,285
Expenses:
   Operating ............................     136,926      21,473       8,962       5,877    14,380    187,618
   Depreciation and amortization ........       8,643       1,977          43          34     1,101     11,798
                                             --------     -------     -------     -------   -------   --------
                                              145,569      23,450       9,005       5,911    15,481    199,416
                                             --------     -------     -------     -------   -------   --------
Income (loss) from operations ...........      10,598       2,472       6,620      (5,911)    5,090     18,869
Gain on sale of OccuLogix, Inc. stock ...          --          --          --       1,450        --      1,450
Interest income (expense) ...............       1,839         (88)       (271)        366    (1,109)       737
Minority interests ......................      (2,104)         --      (3,110)      2,715    (2,463)    (4,962)
Earnings (losses) from equity
   investments ..........................       1,216          --          --      (3,303)    1,507       (580)
                                             --------     -------     -------     -------   -------   --------
Income (loss) before income taxes .......      11,549       2,384       3,239      (4,683)    3,025     15,514
Income taxes ............................                                                               (1,634)
                                                                                                      --------
Net income ..............................                                                             $ 13,880
                                                                                                      ========

   NINE MONTHS ENDED SEPTEMBER 30, 2005                   MOBILE     OPTOMETRIC
              (IN THOUSANDS)                REFRACTIVE   CATARACT   FRANCHISING     AMD      OTHER        TOTAL
                                            ----------   --------   -----------   -------   -------    -----------
                                                                                                       AS RESTATED
Revenues ................................    $145,828     $23,137     $13,166     $ 1,635    $15,742     $199,508
Expenses:
   Operating ............................     122,723      18,974       8,340      11,292     10,285      171,614
   Depreciation and amortization ........       8,927       1,985          32          88        987       12,019
                                             --------     -------     -------     -------    -------     --------
                                              131,650      20,959       8,372      11,380     11,272      183,633
                                             --------     -------     -------     -------    -------     --------
Income (loss) from operations ...........      14,178       2,178       4,794      (9,745)     4,470       15,875
Interest income (expense) ...............       2,148         (86)       (341)      1,187       (863)       2,045
Minority interests ......................      (2,065)         --      (2,182)      4,167     (2,320)      (2,400)
Earnings from equity investments ........       1,110          --          --          --        716        1,826
                                             --------     -------     -------     -------    -------     --------
Income (loss) before income taxes .......      15,371       2,092       2,271      (4,391)     2,003       17,346
Income taxes ............................                                                                  (6,205)
                                                                                                         --------
Net income ..............................                                                                $ 11,141
                                                                                                         ========

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash transactions:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                        2006      2005
                                                                       ------   -------
Capital lease obligations relating to equipment purchases ..           $7,426   $ 2,519
Inventory contributed to OccuLogix, Inc. ...................               25       173
Value of shares issued upon meeting certain
   earnings criteria .......................................               --       181
Retirement of treasury stock ...............................               --    10,031
Accrual for treasury stock .................................               --     4,668
Option and warrant reduction ...............................               48     1,004

     Cash paid for the following:

                     NINE MONTHS
                        ENDED
                    SEPTEMBER 30,
                   ---------------
                    2006      2005
                   ------   ------
Interest........   $1,065   $1,486
Income taxes....    1,516      681

11.  NEW ACCOUNTING PRONOUNCEMENT

     In June 2006, the FASB issued Interpretation 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. The Company is currently evaluating the impact of this interpretation on its financial statements.

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

OVERVIEW

     TLC Vision Corporation and its subsidiaries comprise a diversified healthcare services company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care segment. The majority of the Company's revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS, Inc. subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. The Company owns approximately 41% of OccuLogix, Inc., a public company focused on the treatment of a specific eye disease known as dry age-related macular degeneration, via rheopheresis, a process for filtering blood.

     The Company serves surgeons who performed over 202,000 procedures, including refractive and cataract procedures, at the Company's centers or using the Company's equipment during the nine months ended September 30, 2006.

     The Company continually assesses patient, optometric and ophthalmic industry trends as it strives to improve laser vision correction revenues and procedure volumes. On November 8, 2006, the Company announced its intention to reposition a majority of its wholly-owned refractive centers by introducing a lower entry-level price and adding a direct-to-consumer marketing message to its existing optometric-referral patient acquisition model. This repositioning could increase several operating metrics in 2007 including refractive volume, refractive revenues and marketing expenses, while the impact on net income will be dependent, in part, on the magnitude of these increases.

RECENT DEVELOPMENTS

     The Company's strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the nine months ended September 30, 2006, the Company paid approximately $5 million to acquire or invest in several entities, none of which were individually material.

RESULTS OF OPERATIONS

The following table sets forth certain center and procedure operating data for the periods presented:

                                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                                       ------------------   -----------------
                                                                         2006     2005        2006      2005
                                                                        ------   ------     -------   -------
OPERATING DATA (unaudited)
Number of majority owned eye care centers at end of period..........       76       69           76        69
Number of LECC (minority owned) eye care centers at end of period...        8        8            8         8
                                                                        -----    ------     -------   -------
Number of TLCVision branded eye care centers at end of period.......       84       77           84        77

Number of laser vision correction procedures:
   Majority owned centers...........................................    22,400   23,000      79,600    79,600
   LECC (minority owned) centers....................................     4,500    4,300      14,300    13,700
                                                                        ------   ------     -------   -------
   Total TLCVision branded center procedures........................    26,900   27,300      93,900    93,300
                                                                        ======   ======     =======   =======
   Total access procedures..........................................    15,000   15,200      53,600    57,800
                                                                        ======   ======     =======   =======
   Total TLCVision branded refractive procedures....................    41,900   42,500     147,500   151,100
                                                                        ======   ======     =======   =======

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     Total revenues for the three months ended September 30, 2006 were $64.5 million, an increase of $2.9 million, or 5% over revenues of $61.6 million for the three months ended September 30, 2005. This increase was due to a 2% increase in refractive revenues and a 10% increase in other healthcare services revenues.

     Revenues from the refractive segment for the three months ended September 30, 2006 were $43.9 million, an increase of $1.1 million or 2% from revenues of $42.8 million for the three months ended September 30, 2005. Refractive revenues increased as a result of an increased mix of higher priced procedures, primarily Custom LASIK and Intralase, offset in part by a decrease in center and access procedures.

               Revenues from centers for the three months ended September 30, 2006 were $35.4 million, an increase of $0.4 million, or 1% from revenues of $35.0 million for the three months ended September 30, 2005. The increase in revenues from centers was due to an increased mix of higher priced procedures, which accounted for approximately $1.3 million of the revenue increase, partially offset by a decrease in center procedures, which accounted for a decrease in revenues of approximately $0.9 million. For the three months ended September 30, 2006, majority-owned center procedures were approximately 22,400, a decrease of 600 or 3% from procedures of 23,000 for the three months ended September 30, 2005.

               Revenues from access services for the three months ended September 30, 2006 were $8.4 million, an increase of $0.6 million, or 8% from revenues of $7.8 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, access procedures declined by 200 or 1% from the prior year period and accounted for a decrease in revenues of approximately $0.1 million. This decrease in access revenues was offset by higher average pricing, which accounted for an increase in access revenues of approximately $0.7 million.

     Revenues from other healthcare services for the three months ended September 30, 2006, were $20.6 million, an increase of $1.8 million or 10% from revenues of $18.8 million for the three months ended September 30, 2005. Approximately 32% of total revenues for the three months ended September 30, 2006 were derived from other healthcare services compared to 31% for the three months ended September 30, 2005. The increase in other healthcare services revenues resulted from a $0.7 million increase from the mobile cataract segment, a $0.8 million increase from the optometric franchising segment and a $1.0 million increase from the other non-refractive businesses. These increases were partially offset by a $0.6 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc.

     The cost of refractive revenues (excluding amortization expense) for the three months ended September 30, 2006 was $32.9 million, an increase of $0.4 million, or 1% over the cost of refractive revenues of $32.5 million for the three months ended September 30, 2005. This increase was primarily attributable to higher costs per procedure partially offset by a decrease in total refractive procedures. Gross margins for the refractive business as a whole increased to 25% during the three months ended September 30, 2006 from 24% in the prior year period.

          The cost of revenues (excluding amortization expense) from centers for the three months ended September 30, 2006 was $26.3 million, an increase of $0.2 million from cost of revenues of $26.1 million for the three months ended September 30, 2005. This increase was primarily attributable to $0.8 million of higher costs primarily associated with higher priced procedures and costs from centers acquired or opened within the past year. Higher costs were partially offset by a decrease in center procedures, which accounted for a decrease in cost of revenues of approximately $0.6 million. Gross margins for centers increased to 26% during the three months ended September 30, 2006 from 25% in the prior year period.

          The cost of revenues (excluding amortization expense) from access services for the three months ended September 30, 2006 was $6.7 million, an increase of $0.4 million or 5% from cost of revenues of $6.3 million for the three months ended September 30, 2005. This increase was primarily attributable to $0.4 million of higher costs primarily associated with higher priced procedures. The decrease in access procedures accounted for a decrease in cost of revenues of less than $0.1 million. Gross margins increased to 21% during the three months ended September 30, 2006 from 19% in the prior year period.

     The cost of revenues (excluding amortization expense) from other healthcare services for the three months ended September 30, 2006 was $12.6 million, an increase of $0.9 million or 8% from cost of revenues of $11.7 million for the three months ended September 30, 2005. The increase in cost of revenues was due to a $0.3 million increase from the mobile cataract segment, a $0.8 million increase from the other non-refractive businesses, and a $0.2 million increase from the optometric franchising segment. These increases were partially offset by a $0.4 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. For the three months ended September 30, 2006, gross margins increased to 39% from 38% for the prior year period.

     General and administrative expenses decreased to $8.1 million for the three months ended September 30, 2006 from $8.7 million for the three months ended September 30, 2005. The $0.6 million or 7% decrease was primarily due to a $2.0 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. This decrease was partially offset by increases from businesses acquired or opened within the past year of $0.4 million, stock-based compensation expense of $0.2 million, and other general expenses.

     Marketing expenses increased to $6.6 million for the three months ended September 30, 2006 from $5.4 million for the three months ended September 30, 2005. The $1.2 million or 23% increase was primarily due to $1.0 million of costs related to businesses acquired or opened within the past year.

     Research and development, clinical and regulatory expenses were $1.1 million for the three months ended September 30, 2005. Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. as it conducted clinical trials related to its rheopheresis application to the FDA. Due to the deconsolidation of OccuLogix, Inc., the Company did not recognize any research and development, clinical and regulatory expenses during the three months ended September 30, 2006.

     Interest income decreased to $0.6 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. This $0.5 million decrease was primarily due to a $0.4 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. The remaining decrease was primarily due to a decrease in the Company's cash and cash equivalents and short-term investments balances.

     Minority interest expense increased to $2.2 million for the three months ended September 30, 2006 from $0.6 million for the three months ended September 30, 2005. This $1.6 million increase included a $1.3 million increase from the AMD segment due to the deconsolidation of OccuLogix, Inc. The remaining increase was due to increases from the Company's other business segments.

     Earnings from equity investments decreased to $0.6 million of losses for the three months ended September 30, 2006 from $0.5 million of earnings for the three months ended September 30, 2005. This $1.1 million decrease included a $1.4 million decrease from the AMD segment due to the Company accounting for its investment in OccuLogix, Inc. under the equity method beginning in the second quarter of 2006. This decrease was partially offset by an increase in earnings from the Company's other equity investments including two ASCs in which the Company acquired a minority ownership in the fourth quarter of 2005.

     For the three months ended September 30, 2006, the Company recognized income tax expenses of $0.7 million. Approximately $0.6 million of this expense related to the utilization of certain net operating loss carryforwards that reduce goodwill. For the three months ended September 30, 2005, the Company recognized income tax expense of $1.0 million. Approximately $0.5 million and $0.3 million of this expense related to the utilization of certain net operating loss carryforwards that reduce equity and goodwill, respectively.

     Net income for the three months ended September 30, 2006 decreased to $0.3 million or $0.00 per diluted share from $0.8 million or $0.01 per diluted share for the three months ended September 30, 2005. This $0.5 million decrease included a $0.3 million decrease from the AMD segment. Excluding the impact of the AMD segment, net income decreased to $1.8 million or $0.03 per diluted share for the three months ended September 30, 2006 from $1.9 million or $0.03 per diluted share for the prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     Total revenues for the nine months ended September 30, 2006 were $218.3 million, an increase of $18.8 million, or 9% over revenues of $199.5 million for the nine months ended September 30, 2005. This increase was due to a 7% increase in refractive revenues and a 16% increase in other healthcare services revenues.

     Revenues from the refractive segment for the nine months ended September 30, 2006 were $156.2 million, an increase of $10.4 million or 7% from revenues of $145.8 million for the nine months ended September 30, 2005. Refractive revenues increased as a result of an increased mix of higher priced procedures, primarily Custom LASIK and Intralase, and an increase in center procedures, offset in part by a decrease in access procedures.

          Revenues from centers for the nine months ended September 30, 2006 were $127.0 million, an increase of $10.3 million or 9% from revenues of $116.7 million for the nine months ended September 30, 2005. The increase in revenues from centers was primarily due to an increased mix of higher priced procedures, which accounted for approximately $10.2 million of the revenue increase. For the nine months ended September 30, 2006 and 2005, majority-owned center procedures were approximately 79,600.

          Revenues from access services for the nine months ended September 30, 2006 were $29.2 million, an increase of $0.1 million from revenues of $29.1 million for the nine months ended September 30, 2005. The increase in access revenues was due to higher average pricing, which accounted for an increase in access revenues of approximately $2.4 million, partially offset by a decrease in access procedures, which accounted for approximately $2.3 million of a revenue decrease. For the nine months ended September 30, 2006, access procedures were approximately 53,600, a decrease of 4,200 or 7% from access procedures of 57,800 for the nine months ended September 30, 2005.

     Revenues from other healthcare services for the nine months ended September 30, 2006, were $62.1 million, an increase of $8.4 million or 16% from revenues of $53.7 million for the nine months ended September 30, 2005. Approximately 28% of total revenues for the nine months ended September 30, 2006 were derived from other healthcare services compared to 27% for the nine months ended September 30, 2005. The increase in other healthcare services revenues resulted from a $2.8 million increase from the mobile cataract segment, a $2.5 million increase from the optometric franchising segment and a $4.8 million increase from the other non-refractive businesses. These increases were partially offset by a $1.6 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006.

     The cost of refractive revenues (excluding amortization expense) for the nine months ended September 30, 2006 was $109.4 million, an increase of $7.9 million, or 8% over the cost of refractive revenues of $101.5 million for the nine months ended September 30, 2005. This increase was primarily attributable to higher costs per procedure partially offset by a decrease in total refractive procedures. Gross margins for the refractive business as a whole remained consistent at 30% during the nine months ended September 30, 2006 and 2005.

          The cost of revenues (excluding amortization expense) from centers for the nine months ended September 30, 2006 was $88.1 million, an increase of $7.5 million or 9% from cost of revenues of $80.6 million for the nine months ended September 30, 2005. This increase was primarily attributable to $7.4 million of higher costs primarily associated with higher priced procedures and costs from centers acquired or opened within the past year. An increase in center procedures also accounted for approximately $0.1 million of the cost of revenues increase. Gross margins for centers remained consistent at 31% during the nine months ended September 30, 2006 and 2005.

          The cost of revenues (excluding amortization expense) from access services for the nine months ended September 30, 2006 was $21.3 million, an increase of $0.4 million or 2% from cost of revenues of $20.9 million for the nine months ended September 30, 2005. This increase was primarily attributable to $2.1 million of higher costs primarily associated with higher priced procedures. Higher costs were partially offset by a decrease in access procedures, which accounted for a decrease in cost of revenues of approximately $1.7 million. Gross margins decreased to 27% during the nine months ended September 30, 2006 from 28% in the prior year period.

     The cost of revenues (excluding amortization expense) from other healthcare services for the nine months ended September 30, 2006 was $39.5 million, an increase of $6.5 million or 20% from cost of revenues of $33.0 million for the nine months ended September 30, 2005. The increase in cost of revenues includes a $0.3 million increase from the AMD segment's cost of revenues, which included a $1.6 million write-down of OccuLogix, Inc. inventory in the first quarter. The remaining increase in cost of revenues was due to a $2.0 million increase from the mobile cataract segment, a $0.4 million increase from the optometric franchising segment and a $3.8 million increase from the other non-refractive businesses. For the nine months ended September 30, 2006, gross margins decreased to 36% from 39% for the prior year period. Excluding the $1.6 million write-down of OccuLogix, Inc. inventory, gross margins remained consistent at 39%.

     General and administrative expenses decreased to $26.0 million for the nine months ended September 30, 2006 from $27.0 million for the nine months ended September 30, 2005. The $1.0 million or 4% decrease included a $4.2 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006. This decrease was partially offset by a $1.8 million increase from businesses acquired or opened within the past year and $0.7 million of stock-based compensation, excluding the AMD segment, attributable to the adoption of Statement 123(R).

     Marketing expenses increased to $20.3 million for the nine months ended September 30, 2006 from $16.2 million for the nine months ended September 30, 2005. The $4.1 million or 25% increase was primarily due to costs related to businesses acquired or opened within the past year.

     Research and development, clinical and regulatory expenses decreased to $1.5 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005. Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. as it conducted clinical trials related to its rheopheresis application to the FDA. The decrease was due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006.

     During the nine months ended September 30, 2006, the Company recorded a $1.4 million gain on the sale of 0.8 million shares of OccuLogix's common stock. There was no such sale of OccuLogix's common stock during the nine months ended September 30, 2005.

     Interest income decreased to $1.8 million for the nine months ended September 30, 2006 from $3.4 million for the nine months ended September 30, 2005. This $1.6 million decrease was due to a $0.8 million decrease from the AMD segment, a result of deconsolidating OccuLogix, Inc. in the second quarter of 2006, and a $0.8 million decrease due to a decrease in the Company's cash and cash equivalents and short-term investments balances.

     Minority interest expense increased to $5.0 million for the nine months ended September 30, 2006 from $2.4 million for the nine months ended September 30, 2005. This $2.6 million increase included a $1.5 million increase from the AMD segment due to the deconsolidation of OccuLogix, Inc. in the second quarter of 2006. The remaining increase of $1.1 million was due to higher income from the Company's other business segments.

     Earnings from equity investments decreased to $0.6 million of losses for the nine months ended September 30, 2006 from $1.8 million of earnings for the nine months ended September 30, 2005. This $2.4 million decrease included a $3.3 million decrease from the AMD segment due to the Company accounting for its investment in OccuLogix, Inc. under the equity method beginning in the second quarter of 2006. This decrease was partially offset by an increase in earnings from the Company's other equity investments including two ASCs in which the Company acquired a minority ownership in the fourth quarter of 2005.

     For the nine months ended September 30, 2006, the Company recognized income tax expense of $1.6 million. This expense includes a $0.9 million benefit related to a change in estimate based on the results of a comprehensive IRC
Section 382 study that was completed during the second quarter of 2006. For the nine months ended September 30, 2005, the Company recognized income tax expense of $6.2 million. Approximately $2.9 million and $2.0 million of this expense related to the utilization of certain net operating loss carryforwards that reduce equity and goodwill, respectively.

     Net income for the nine months ended September 30, 2006 increased to $13.9 million or $0.20 per diluted share from $11.1 million or $0.16 per diluted share for the nine months ended September 30, 2005. Excluding the impact of the AMD segment, net income increased to $18.6 million or $0.27 per diluted share for the nine months ended September 30, 2006 from $15.5 million or $0.22 per diluted share for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2006, the Company continued to focus its activities primarily on expanding its refractive centers and other healthcare businesses through internal growth and acquisitions. Cash and cash equivalents and short-term investments were $47.1 million at September 30, 2006 compared to $69.9 million at December 31, 2005. This decrease is primarily due to a $41.3 million decrease from the deconsolidation of OccuLogix, Inc. in the second quarter of 2006 partially offset by $18.5 million of cash generated from the Company's other reportable segments. Working capital at September 30, 2006 was $40.3 million, a decrease of $26.6 million from $66.9 million at December 31, 2005. This decrease is also primarily due to a $44.5 million decrease from the deconsolidation of OccuLogix, Inc. partially offset by a $17.9 million increase in working capital from the Company's other reportable segments.

     The Company's principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments.

     During the nine months ended September 30, 2006, the Company invested $8.1 million in fixed assets and received vendor lease financing for an additional $8.0 million.

     As new technologies emerge in the refractive market, the Company may need to upgrade its equipment, including excimer lasers and flap-making technology. The Company has access to vendor financing at fixed interest rates and expects to continue to have access to this financing option for at least the next 12 months.

     The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company's anticipated level of operations and expansion plans for at least the next 12 to 18 months.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $30.5 million for the nine months ended September 30, 2006. The cash flows provided by operating activities during the nine months ended September 30, 2006 were primarily due to net income of $13.9 million plus non-cash items including depreciation and amortization of $11.8 million, deferred taxes of $2.7 million, minority interests of $5.0 million, write-down of OccuLogix, Inc. inventory of $1.6 million and stock-based compensation of $1.3 million. These cash flows were partially offset by a gain on sale of OccuLogix, Inc. stock of $1.4 million and an increase in net operating assets of $4.5 million. The increase in net operating assets consisted of a $1.2 million increase in prepaid expenses and other current assets, a $3.1 million decrease in accounts payable and accrued liabilities and a $0.3 million increase in accounts receivable. The increase in prepaid expenses and other current assets is primarily due to increases in prepaid insurance balances and inventory since December 31, 2005. The decrease in accounts payable and accrued liabilities is partially due to a decrease in income taxes payable resulting from the cumulative catch-up adjustment related to income taxes (see Note 7). Excluding the impact of the AMD segment, net cash provided by operating activities for the nine months ended September 30, 2006 would have been $35.3 million, an increase of $1.6 million over the prior year period.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $15.5 million for the nine months ended September 30, 2006. The cash used in investing activities primarily related to the $14.8 million cash balance of OccuLogix, Inc. that was deconsolidated in connection with the Company's sale of OccuLogix, Inc. stock in the second quarter of 2006. The cash used in investing activities also included capital expenditures of $8.1 million and acquisitions and investments of $4.9 million. These cash outflows were partially offset by net proceeds from the sales and purchases of short-term investments of $6.5 million, distributions and loan payments received from equity investments of $2.7 million, proceeds from the sale of OccuLogix, Inc. stock of $2.2 million, proceeds from the sales of fixed assets of $0.6 million and a reimbursement of a previous research and development arrangement of $0.3 million. Excluding the impact of the AMD segment, cash used in investing activities would have been $12.8 million for the nine months ended September 30, 2006.

CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $9.6 million for the nine months ended September 30, 2006. Net cash used in financing activities during the nine months ended September 30, 2006 was primarily related to the repayment of certain notes payable and capitalized lease obligations of $4.0 million and distributions to minority interests of $6.7 million, partially offset by proceeds from issuances of common stock of $0.5 million, proceeds from debt financing of $0.4 million and proceeds from issuances of OccuLogix, Inc. common stock of $0.2 million. Excluding the impact of the AMD segment, net cash used in investing activities would have been $7.6 million for the nine months ended September 30, 2006.

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

                                        TLC VISION CORPORATION


                                        By: /s/ James C. Wachtman
                                            ------------------------------------
                                            James C. Wachtman
                                            Chief Executive Officer
                                            November 8, 2006


                                        By: /s/ Steven P. Rasche
                                            ------------------------------------
                                            Steven P. Rasche
                                            Chief Financial Officer
                                            November 8, 2006

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