Form 10-K
period 2006-12-31
TLC VISION CORP
filed 2007-03-16
CIK 1010610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
COMMISSION FILE NUMBER: 0-29302

TLC VISION CORPORATION
(Exact name of registrant as specified in its charter)

NEW BRUNSWICK, CANADA (State or jurisdiction of incorporation or organization)	980151150 (I.R.S. Employer Identification No.)

5280 SOLAR DRIVE, SUITE 300	L4W 5M8
MISSISSAUGA, ONTARIO	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone, including area code: (905) 602-2020
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Shares, No Par Value, with common share purchase rights
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Nasdaq Global Market
Toronto Stock Exchange
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act.
☐ Large accelerated filer     ☑ Accelerated filer       ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act). ☐ Yes ☑ No
     As of June 30, 2006, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $301.8 million.
     As of March 9, 2007, there were 69,143,000 shares of the registrant’s Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Definitive Proxy Statement for the Company’s 2007 annual shareholders meeting (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13).
     Items 8 and 9A from the OccuLogix, Inc. Annual Report on Form 10-K.

     This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which statements may be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “plans” or “continue” or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See “Item 1A. Risk Factors” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in the Form 10-K. Unless the context indicates or requires otherwise, references in this Form 10-K to “we,” “our,” “us,” the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “Cdn$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission.
PART I
ITEM 1. BUSINESS
OVERVIEW
     TLC Vision Corporation is a diversified eye care services company dedicated to improving lives through better vision by providing eye doctors facilities, technologies and staffing support they need to deliver high quality patient care. The majority of the Company’s revenues come from laser refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company’s business models include arrangements ranging from owning and operating refractive centers to providing access to lasers through branded TLC fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS, Inc. (formerly Midwest Surgical Services, Inc.) (“MSS”) subsidiary, the Company furnishes hospitals and other facilities with mobile or fixed site access to cataract surgery equipment, supplies and technicians. The Company is continuing to leverage and expand MSS through mobile diagnostic services, such as glaucoma screening and through exclusive product sales of a new AMD early detection device called ForeSee Preferential Hyperacuity Perimeter (“PHP”). Through its ambulatory surgery center (“ASC”) subsidiaries, TLCVision develops, manages and has equity participation in single- and multi-specialty ASCs. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. The Company is also a minority owner of OccuLogix, Inc. (“OccuLogix”), which focuses on the treatment of specific eye diseases including dry age-related macular degeneration, glaucoma and dry-eye. OccuLogix is also a reporting company with the Commission, and its stock is publicly traded on the NASDAQ Global Market and the Toronto Stock Exchange.
     The Company focuses on three main strategic initiatives: (1) continue to grow its core centers refractive business through an expanded consumer-focused strategy and geographic extension, (2) grow its value-added offering to doctors, including access to refractive and cataract technology, diagnostic products and services, ASCs and Vision Source; and (3) expand into new eye care segments that allow the Company to leverage its doctor relationships. Financial information about the Company’s business segments is contained in Note 19 “Segment Information” to the Company’s consolidated financial statements.
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
Any deviation from normal vision is called a refractive error. Myopia, hyperopia, astigmatism and presbyopia are different types of refractive errors.
•	Myopia (nearsightedness) means the eye is longer than normal resulting in difficulty seeing distant objects as clearly as near objects.

•	Hyperopia (farsightedness) means the eye is shorter than normal resulting in difficulty seeing near objects as clearly as distant objects.

•	Astigmatism means the cornea is oval-shaped resulting in blurred vision.

•	Presbyopia is the loss of lens and eye muscle flexibility due to the natural aging process, causing difficulty in focusing on near objects and usually corrected by reading glasses. Because vision correction surgery cannot reverse the aging process, presbyopia cannot be corrected surgically. However, there are surgical and non-surgical techniques available that can effectively manage presbyopia.
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
Surgical Procedures. Vision correction surgery is an elective procedure available that alters the way light rays are focused directly on the retina, thus eliminating or dramatically reducing the need for eyeglasses or contact lenses. Several types of vision correction surgery are available, and prospective patients are encouraged to carefully consider the alternatives, the associated benefits and risks of each procedure, and seek the advice of their eye care professional. Vision correction surgeries available at TLCVision include:
•	LASIK (Laser In Situ Keratomileusis). LASIK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Because LASIK creates a corneal flap to reshape the cornea and does not disrupt the front surface of the cornea, it generally is less painful, has a quicker recovery period and shorter post-operative need for steroid eye drops than other surgical procedures. LASIK is currently the most common vision correction surgery and may be the treatment of choice for patients desiring a more rapid visual recovery.

•	CustomLASIK. Widely introduced in 2003, CustomLASIK is a technologically supported advancement to LASIK. CustomLASIK involves increased pre-operative diagnostic capabilities that measure the eye from front to back using “wavefront” technology to create a three dimensional corneal map. The information from that map guides the laser in customizing the laser ablation to an individual’s visual irregularities, beyond myopia, hyperopia and astimgatism. CustomLASIK using wavefront technology has the potential to improve not only how much a person can see, in terms of visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see in terms of contrast sensitivity and fine detail. This translates to a reduced occurrence of night vision disturbances post-LASIK.

•	PRK (Photorefractive Keratectomy). PRK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea without making a flap. PRK removes the protective surface layer of the cornea to reshape the cornea. The risk of pain, infection and corneal scarring is higher with PRK than with LASIK; however, the intra-operative risks are lessened with PRK because no corneal flap is created.

•	LASEK (Laser Assisted Sub-Epithelial Keratectomy). LASEK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Unlike LASIK that creates a corneal flap, LASEK loosens and folds the protective outer layer of the cornea (the epithelium) during the procedure and, as a result, combines the advantages of LASIK with the safety of PRK. The risk of pain, infection and corneal scarring is higher with LASEK than with LASIK; however, the intra-operative risks are lessened with LASEK because the flap which is created is only in the epithelium. The United States Food and Drug Administration (“FDA”) has not yet approved use of the excimer laser for LASEK.

•	AK (Astigmatic Keratotomy). AK corrects astigmatism by making microscopic incisions in the cornea to relax and change the shape of the cornea.

•	INTACS. INTACS corrects very low levels of nearsightedness (–1.00 diopters to –3.00 diopters) by implanting rings in the cornea to reshape it rather than surgically altering the cornea. INTACS may also be used to correct irregularities in the shape of the cornea.

•	CK (Conductive Keratoplasty). For patients age 40 and older, CK is designed for the temporary reduction of farsightedness (+.75 to +3.25 diopters) and uses radio frequency instead of a laser to reshape the cornea.

•	PTK (Phototherapeutic Keratectomy). PTK treats abrasions, scars or other abnormalities of the cornea caused by injury or surgery. PTK uses an excimer laser to remove superficial opacities and irregularities of the cornea to improve vision or reduce symptoms of pain or discomfort due to an underlying eye condition.

•	Refractive IOL Procedures. Intraocular lenses (IOL’s) are permanent or semi-permanent, artificial lenses that are implanted to replace or supplement the eye’s natural crystalline lens. While not a common procedure for correcting refractive errors, the placement of a refractive IOL can help patients who are not candidates for LASIK. IOL’s have been used in the United States since the late 1960’s to restore visual function to cataract patients, and more recently are being used in refractive surgery procedures. There are several types of refractive IOL’s: phakic IOL’s, multi-focal IOL’s and accommodating IOL’s. Patient suitability and quality of visual outcome for each of these lens options varies.
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
     Excimer laser procedures are designed to reshape the outer layers of the cornea to treat vision disorders by changing the curvature of the cornea. Prior to the procedure being performed, the doctor develops a treatment plan taking into consideration the exact correction required utilizing the results of each individual patient’s eye examination and diagnostic tests performed, such as topography and wavefront analysis. The treatment plan is entered into the laser and the software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. These procedures are performed on an outpatient basis using only topical anesthetic eye drops that promote patient comfort during the procedure. Patients are reclined in a chair, an eyelid holder is inserted to prevent blinking, and the surgeon positions the patient in direct alignment with the fixation target of the excimer laser. A thin flap of the outermost layer of the cornea is then cut using either a microkeratome blade or a femtosecond laser. The surgeon uses a foot switch to apply the excimer beam that emits a rapid succession of excimer laser pulses, and once complete, the flap is returned to its original position. The typical procedure takes 10 to 15 minutes from set-up to completion, with the length of time of the actual excimer laser treatment lasting between 15 to 90 seconds, depending on the amount of correction required.
     In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval (“PMA”) from the FDA. An FDA PMA is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for “off-label” uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA PMA approval for the sale of an excimer laser for refractive procedures was granted in 1995 for the laser of Summit Technologies, Inc. (now Alcon Laboratories, Inc., a division of Nestle, S.A.). That first approval was for the treatment of myopia. To date, the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK, including VISX, Inc. (“VISX”) the market leader and the provider of most of the Company’s excimer lasers. In Canada and Europe, the use of excimer lasers to perform refractive surgery is not currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Health Protection Branch of Health Canada regulates the sale of devices, including excimer lasers used to perform procedures at the Company’s Canadian eye care centers.
THE REFRACTIVE MARKET
     While estimates of market size should not be taken as projections of revenues or of the Company’s ability to penetrate that market, Market Scope’s November 2006 Comprehensive Report on the Refractive Market estimates that the 2007 U.S. refractive market potential is 107.1 million eyes. To date, based on Market Scope’s estimate of the number of people who have had procedures, only an estimated 9% of this target population has had laser vision correction.
     Estimates by Market Scope indicate that 1.1 million laser vision correction procedures were performed in the United States. in 2003, 1.3 million were performed in 2004, 2005 and 2006 and an estimated 1.3 million will be performed in 2007. The Company believes that the profitability and growth of its refractive business will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada, and upon consumer confidence and the condition of the U.S. economy.

     There can be no assurance that laser vision correction will be more widely accepted by eye care doctors or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered fully or at all by government insurers or other third party payors and, therefore, must be paid for primarily by the individual receiving treatment), concerns relating to its safety and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data and the possibility of unknown side effects. There can be no assurance that long-term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive non-surgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction procedures also could adversely affect its acceptance whether or not the procedures are performed at TLCVision eye care centers. Market acceptance also could be affected by regulatory developments. The failure of laser vision correction to achieve continued increased market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations.
MARKET FOR CATARACT SURGERY
     According to the American Academy of Ophthalmology, cataract surgery currently is the most frequently performed non-elective surgical procedure in the United States, with more than 2.8 million people having cataract surgery each year. Medicare pays approximately $4.4 billion annually for 2.2 million patients having cataract surgery. According to the American Academy of Ophthalmology, individuals between the ages of 52 and 64 have a 50% chance of having a cataract. By age 75, almost everyone has a cataract. Fifty percent of the people between the ages of 75 and 85 with cataracts have lost some vision as a result. The National Eye Institute indicates that cataracts are the leading cause of blindness in the world, and cataracts affect more than 20 million Americans aged 65 and older. U.S. Census Bureau data indicates that there are approximately 35 million Americans who are age 65 or older.
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
     BUSINESS STRATEGY
     TLCVision‘s business strategy is to be a diversified eye care services company, leveraging its relationships with over 13,000 ophthalmologists and optometrists throughout North America to: (1) continue to grow its core centers refractive business through an expanded consumer-focused strategy and geographic extension, (2) grow its value-added offering to doctors, including access to refractive and cataract technology, diagnostic products and services, ASCs and Vision Source, and (3) expand into new eye care segments.
     GROWING THE CORE CENTERS REFRACTIVE BUSINESS
     The Company will focus on growing the core refractive business by aggressively expanding its consumer-focused strategy across a majority of its wholly-owned refractive centers and by opening of new centers. The expansion of the consumer-focused strategy is based on positive indicators from the Company’s former LASIK Select value-priced centers and from expanded consumer advertising programs in several TLC Laser Eye Center locations. These indicators suggest that a more value-oriented pricing strategy with an attractive entry-level price, supported by increased advertising and the successful optometric co-management philosophy, will be an attractive combination that facilitates growth. This approach to accelerate the long-term growth strategy responds to consumer trends, while leveraging the expertise the Company has developed over 13 years of leadership in the industry. The primary tactics in increasing surgical volume include the following initiatives:
•	combining the successful optometric co-management philosophy of the current centers model with more aggressive direct-to-consumer advertising;

•	re-branding LASIK Select centers to the established TLC Laser Eye Centers brand;

•	establishing a value-oriented pricing strategy that includes an attractive entry-level price point and logical upgrades based on technology;

•	additional marketing to health plans and health plan members for increased penetration in the managed care market;

•	continued commitment to a co-management model, which allows primary care doctors to provide the best clinical outcomes for their patients while retaining them in their practice;

•	continuing clinical education to ophthalmologists and optometrists;

•	quality patient outcomes support through the TLCVision quality assurance and improvement system;

•	practice development education and tools focused on educating the staff of the ophthalmologists and optometrists;

•	cooperative marketing/advertising programs to build awareness for the procedure;

•	access to emerging technologies; and

•	selected expansion into new and existing markets.
     EXPANDING THE DOCTORS’ SERVICES OFFERING
     The Company will focus on expanding its offering of value-added services to its doctors, leveraging its existing relationships with a large number of ophthalmologists and optometrists, including the following initiatives:
•	continuing to expand the Company’s existing refractive laser access business and expand those services where warranted;

•	continuing to grow its cataract access business, MSS, through focused growth strategies, acquisitions of complementary businesses, and expansion of its service offering to include diagnostic equipment and services;

•	continuing to develop the Company’s optometric practice franchising organization, Vision Source, through increasing the number of affiliated practice franchises and related services; and

•	continuing to develop or acquire ophthalmic ambulatory surgery centers.
     EXPAND INTO NEW EYECARE SEGMENTS
     TLCVision seeks to expand into a broader eye care services company through internal business development and complementary acquisitions. The Company believes it can continue to leverage its relationships with a large number of ophthalmologists and optometrists to create new business opportunities. The primary focus of the Company’s diversification strategy is in the United States, where the Company continues to position itself to benefit from the growing market for eye care services.
DESCRIPTION OF REFRACTIVE LASER CENTERS BUSINESS
     The Company currently owns and manages centers in the United States and Canada. Each center typically has a minimum of one excimer laser with many of the centers having two or more lasers. The majority of the Company’s excimer lasers are manufactured by VISX.
     The Company centers currently employ different pricing and patient acquisition strategies depending upon the market. Its premium-priced TLC centers feature premier surgeons and are driven by the co-management referral relationship, with a price inclusive of all follow up visits and the TLC Lifetime Commitment. Its value-priced centers feature experienced surgeons and are a consumer advertising driven model, with a lower entry-level price point and a la carte pricing options.
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
     TLCVision has developed proprietary management and administrative software designed to assist eye care professionals in providing high levels of patient care. The software permits TLCVision centers to provide a potential candidate with current information on affiliated doctors throughout North America, to help them locate the closest TLCVision center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling and to produce financial and surgical outcome reporting and analysis. The software has been installed in substantially all TLCVision centers. TLCVision also has an online consumer consultation site on its website (www.tlcvision.com). This consumer consultation site allows consumers to book their consultation with the Company online. TLCVision also maintains two main call centers (1-800-CALL TLC VISION and 1-866-393-9870), which are staffed seven days a week.
     The Company’s “Lifetime Commitment” program, established in 1997 and offered through TLCVision premium-priced centers, entitles patients within a certain range of vision correction to have certain enhancement procedures for further correction at no cost at any time during their lifetime, if necessary. To remain eligible for the program, patients are required to have an annual eye exam, at the patient’s expense, with a TLCVision affiliated doctor. The purpose of the program is to respond to a patient’s concern that the patient’s sight might regress over time, requiring an enhancement procedure. In addition, the program responds to the doctors’ concern that patients may not return for their annual eye examination once their eyes are treated. The Company believes that this program has been well received by both patients and doctors.
     PRICING
     At TLCVision premium-priced centers in the United States, patients are typically charged between $1,500 and $2,500 per eye for LASIK (or on average approximately $2,000 per eye). The Company typically charges an additional $350 to $500 per eye each for custom ablation and IntraLase flap creation. At TLCVision premium-priced centers in Canada, patients are typically charged approximately Cdn$1,700 per eye for LASIK. The primary care eye doctor also charges patients an average of $400 or 20% of the patient fee for pre- and post-operative care, though the total procedure costs to the patients are often included in a single invoice. In the TLCVision value-priced centers, patients are typically charged between $899 and $1999, with custom ablation and IntraLase flap creation at the higher rates. Although competitors in certain markets continue to charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and relationships with affiliated doctors.
     The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. However, the Company believes it has positioned itself well in the private insurance and employer market through its “Corporate Advantage” program and its TruVision offering, which offers discounts to selected corporations or health plan members and is now available to more than 100 million individuals.
     CO-MANAGEMENT MODEL
     The Company has developed and implemented a medical co-management model under which it not only establishes, manages and operates TLCVision centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The co-management model permits the surgeon to focus on providing superior laser vision correction surgery. In addition, most TLCVision centers have an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors’ individual practices and to assist them in providing quality patient care. See “-Government Regulation — Regulation of Optometrists and Ophthalmologists.”
     TLCVision believes that its strong relationships with its affiliated eye care doctors, though non-exclusive, represent an important competitive advantage for its centers.

     The Company believes that primary care doctors’ relationships with TLCVision and the doctors’ acceptance of laser vision correction enhances the doctors’ practices. The affiliated eye doctors (usually optometrists) charge fees to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The primary care doctor’s potential revenue loss from sales of contact lenses and eyeglasses may be offset by professional fees earned from both laser vision correction pre- and post-operative care and examinations required under the Company’s “Lifetime Commitment” program.
     SALES AND MARKETING
     While TLCVision believes that many myopic and hyperopic people are potential candidates for laser vision correction, these procedures must compete with corrective eyewear and surgical and non-surgical treatments for myopia and hyperopia. The decision to have laser vision correction largely represents a choice dictated by an individual’s desire to reduce or eliminate their reliance on eyeglasses or contact lenses.
     The Company therefore seeks to increase its refractive procedure volume and its market penetration through other innovative marketing programs targeted to doctors, corporations and directly to the public. In support of its strong relationships with its affiliated eye care doctors, a portion of the Company’s marketing resources are devoted to joint marketing programs. The Company provides doctors with brochures, videos, posters and other materials that help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public may receive support from the Company in the development of marketing programs.
     The Company believes that the most effective way to market to doctors is to be perceived as a leader in the eye care industry. To this end, the Company strives to be affiliated with clinical leaders, educate doctors on laser vision and refractive correction and remain current with new procedures, technology and techniques. See “-Ancillary Businesses and Support Programs.” The Company also promotes its services to doctors in Canada and the United States through conferences, advertisements in journals, direct marketing, its web sites and newsletters.
     In addition, the Company markets directly to potential patients through a variety of methods, including radio, television and print advertising, internet sites and search maximization efforts, alumni programs and local market sponsorships. Tiger Woods, world-famous golfer and TLCVision patient, continues to serve as spokesperson for the Company in marketing efforts, including those aimed directly to the public. The Company uses a variety of traditionally accepted advertising, direct marketing and public relations efforts to reach potential patients. The Company maintains a comprehensive Internet strategy with the goal of having a leading refractive presence on the Internet, through TLCVision-owned websites and partnerships and sponsorships with other websites.
     The Company believes that as market acceptance for laser vision correction increases, competition among surgical providers will continue to grow and many candidates for laser vision correction will increasingly select a provider based on factors other than solely price.
     TLCVision has also developed marketing programs directed primarily at large employers and third party providers to provide laser vision correction to their employees and participants through a TLCVision center. Participating employers may partially subsidize the cost of an employee’s laser vision correction at a TLCVision center, and the procedure may be provided at a discounted price. The Company has more than 1,500 participating employers. In addition, more than 100 million individuals qualify for the program through arrangements between TLCVision and third party providers. TruVision, acquired by the Company in 2005, is a managed care contractor, with key contracts among leading health plans in the United States, providing discounted LASIK benefits.
     CONTRACTS WITH EYE DOCTORS
     In each market in which the Company operates, it works with a network of eye care doctors (mostly optometrists) who perform the pre-operative screening and post-operative care for patients who have had laser vision correction. Those doctors then co-manage their patients with affiliated surgeons, who perform the laser vision correction procedure themselves. In most states and provinces, co-management doctors have the option of charging the patient directly for their services or having the Company collect the fees on their behalf.
     Most surgeons performing laser vision correction procedures through a TLCVision center owned, managed or operated by the Company do so under one of three types of standard agreements (as modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other eye care center within a specified area. However, although certain affiliated surgeons performing laser vision correction at the Company’s branded laser eye centers have agreed to certain restrictions on competing with, or soliciting patients or employees associated with the Company, there can be no assurance that such agreements will be enforceable.
     Surgeons must meet the credentialing requirements of the state or province in which they practice and must receive training approved by the manufacturer of the equipment on which they perform procedures. Surgeons are responsible for maintaining appropriate malpractice insurance and most agree to indemnify the Company and its affiliates for any losses incurred as a result of the surgeon’s negligence or malpractice.
     Most states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company’s behalf or employing optometrists to render optometric services on the Company’s behalf. Because the Company does not practice medicine or optometry, its activities are limited to owning and managing eye care centers and affiliating with other health care providers. Affiliated doctors provide a significant source of patients for laser vision correction at the Company’s centers. Accordingly, the success of the Company’s operations depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors, to render surgical and other professional services at facilities owned or managed by the Company. There can be no assurance that the Company will be able to enter into or maintain agreements with doctors or other health care providers on satisfactory terms or that such agreements will be profitable to the Company. Failure to enter into or maintain such agreements with a sufficient number of qualified doctors will have a material adverse effect on the Company’s business, financial condition and results of operations.
DESCRIPTION OF REFRACTIVE LASER ACCESS BUSINESS
     OVERVIEW
     TLCVision‘s access business provides eye surgeons access to excimer laser platforms, microkeratomes, other equipment and value-added support services such as training, technical support and equipment maintenance. TLCVision’s access delivery system, located primarily in the United States, utilizes both mobile equipment, which is routinely moved from site to site in response to market demand, and fixed site locations. The Company believes that its flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that it can serve, and allows it to effectively respond to changing market demands. The Company also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates and marketing advice, clinical advisory support, patient financing, partnership opportunities and practice satelliting. As of December 31, 2006, TLCVision maintained 31 designated routes for providing this service.
     Eye surgeons pay TLCVision a fee for each procedure the surgeon performs using its equipment and services. The Company typically provides each piece of equipment to many different eye surgeons, which allows it to more efficiently use the equipment and to offer it at an affordable price. TLCVision refers to its practice of providing equipment to multiple eye surgeons as shared access.
     TLCVision‘s shared access and flexible delivery system benefits eye surgeons in a variety of ways, including the ability to:
•	avoid a large capital investment;

•	reduce the risks associated with buying high technology equipment that may become obsolete;

•	obtain technical support provided by the Company’s laser engineers and microkeratome technicians;

•	use the equipment without responsibility for maintenance or repair;

•	cost-effectively serve small to medium-sized markets and remote locations; and

•	serve satellite locations even in large markets.
     FLEXIBLE DELIVERY SYSTEM
     TLCVision seeks to maximize the number of locations, eye surgeons and patients that can utilize its access and related services and respond quickly to changing market demand by utilizing a flexible delivery system that features both mobile and fixed site locations.
     TLCVision‘s mobile access systems are typically used by eye surgeons who perform fewer than 30 procedures per month or are in markets where they are able to offer consolidated surgery days to patients. A certified laser technician accompanies each excimer laser from location to location. If an eye surgeon uses the microkeratome service, the Company generally supplies one microkeratome, one accessory kit and a second Company employee, who is certified by the microkeratome manufacturer and acts as a surgical technician.

     Mobile laser equipment is provided by means of a proprietary “Roll-On/Roll-Off” laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set-up time at each destination. As of December 31, 2006, TLCVision had 31 Roll-On/Roll-Off systems in operation, all of which were located in the United States.
     TLCVision‘s fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of December 31, 2006, the Company had approximately 38 U.S. fixed sites. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by a qualified eye surgeon.
     VALUE-ADDED SERVICES
     TLCVision provides access eye surgeons value-added support services that distinguish it from its competitors, enhance the Company’s ability to compete for business and enable it to grow with its customers by offering them various service and support arrangements. The following value-added services help eye surgeon customers to expand their practices, thereby increasing the use of equipment and services:
•	Technical Support and Equipment Maintenance — As of December 31, 2006, the Company employed 37 certified laser engineers and 23 microkeratome technicians. The laser engineers perform most required laser maintenance and help ensure rapid response to most laser repair or maintenance needs.

•	Staff Training and Development — Through both field and corporate-based practice development support, TLCVision provides its access eye surgeon customers with a comprehensive menu of options to enhance patient education, staff knowledge, and patient recruitment. Start-up services include centralized refractive coordinator training programs and access to patient financing programs. These centralized training programs and field-based support provide eye surgeon staff an opportunity to learn best practices with respect to patient conversion, patient flow and marketing programs. Extended services, such as corporate programs, database management and networking techniques, enable eye surgeon customers to experience continued growth in their practice.

•	Building Relationships — TLCVision works to form relationships between access eye surgeons and optometrists. These optometric networks are valuable in referring patients to eye surgeons who use the Company’s equipment and services. The Company helps to form these referral networks by training optometrists, who are then able to provide pre-operative screenings as well as post-surgical follow-up to their patients. TLCVision also provides access eye surgeon customers with marketing advice designed to foster these referrals and generate new patients.

•	Clinical Advisors — TLCVision maintains a Clinical Advisory Group which conducts regular conference calls with access eye surgeon customers. Our clinical advisors, who are refractive surgeons and optometrists with extensive clinical experience, chair these conference calls. In addition, TLCVision conducts clinical advisory meetings at major industry conferences each year. The clinical advisors also make themselves available to consult with eye surgeon customers in addition to regularly scheduled conference calls and meetings.

•	Practice Satelliting — TLCVision assists access eye surgeons with high-volume practices who desire to serve smaller markets through satellite surgical locations. This program allows eye surgeon customers to leverage their time performing eye surgery.
     SALES AND MARKETING
     TLCVision‘s business development personnel develop sales leads, which come from sources such as customer contact through trade shows and professional organizations. Marketing efforts including direct mail, email newsletters, trade journal advertising, and PR activities are also used to generate awareness and interest in products and services. After identifying a prospective ophthalmologist or optometrist customer, the regional manager guides the doctor through the contract process. Once the doctor is prepared to initiate surgery or testing using our services and equipment, the access operations department and business development personnel assume primary responsibility for the ongoing relationship.

     MOBILE AND FIXED ACCESS AGREEMENTS
     Under standard refractive mobile access agreements with surgeons, TLCVision provides some or all of the following: laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technicians, maintenance and certain technology upgrades. In addition, the Company may provide marketing assistance, coordination of surgeon training and other support services. This access is provided on agreed upon dates at either the surgeons’ offices or a third party’s facility. In return, the surgeons pay a per procedure fee for access services and generally agree to exclusively use TLCVision‘s equipment for refractive surgery. The Company does not provide medical services to the patients or any administrative services to the access surgeon customer.
     Under standard refractive fixed access agreements with surgeons, TLCVision generally provides the following: a fixed-base laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to use exclusively TLCVision‘s equipment for refractive surgery. The Company does not provide a laser operator, microkeratome technician, medical services or any administrative services to the access surgeon customer.
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
DESCRIPTION OF MOBILE CATARACT BUSINESS
     Through its MSS subsidiary, TLCVision provides mobile and fixed site cataract equipment and related services in 40 states. As of December 31, 2006, MSS employed 61 cataract equipment technicians and operated 55 mobile cataract systems. An MSS certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Technicians are also certified to scrub for cataract cases as requested by the surgeon and facility. A typical service offering will include cataract equipment (a phaco emulsifier with back-up, a surgical microscope), the IOL, surgical instruments and supplies. Related services, including YAG capsulotomies and SLT lasers treatments, are also offered.
     Cataract patients, the majority of whom are elderly, typically prefer to receive treatment near their homes. MSS focuses on developing relationships among local hospitals, referring optometrists and eye surgeons in small to medium-sized markets where MSS’s shared-access approach and mobile systems make it economically feasible for optometrists and surgeons to provide cataract surgical services which are “close to home.”
     The MSS sales staff focuses on identifying small to medium-sized markets, which usually do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, MSS’s sales staff will contact the local hospital and local optometrists to develop interest in “close to home” cataract surgery services. When there is sufficient interest, the sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, MSS seeks to increase demand for its mobile cataract services and increase convenience for cataract patients.
DESCRIPTION OF DIAGNOSTIC BUSINESS
     MSS provides outsourced diagnostic testing to ophthalmogists and optometrists. MSS offers nerve fiber analysis to aid in the detection of glaucoma and optical coherence tomography to aid in the detection of glaucoma and other eye diseases. A glaucoma technician is present to administer the tests and provide the doctor with an interpretive report. The service gives doctors the advantage of using the latest in diagnostic testing without the worry of equipment obsolescence. MSS services a range of practices from smaller rural optometrist practices to multi-specialty practices. MSS customizes the customer billing with either per patient or time segmented charges.

     MSS is the U.S. distributor of the Foresee PHPTM. This preferential hyperacuity perimeter is a diagnostic piece of equipment utilized by optometrists and ophthalmologists for the early detection of “Wet AMD”, the leading cause of vision loss for people over age 50 in America. According to Macular Degeneration Partnership, there are as many as 15 million Americans affected with the disease. The Foresee PHPTM is an FDA cleared, clinically validated device that detects conversion from intermediate dry AMD to the vision-threatening “wet” form known as Choroidal Neovascularization. MSS distributes the Foresee PHP™ out of its Minneapolis, Minnesota location.
     Under the standard sales agreement for the Foresee PHPTM, MSS provides the diagnostic device, a printer to generate reports from the device for the doctor’s interpretation, and a motorized table that allows for adjusting the device to each patient. MSS also offers an extended warranty for purchase.
DESCRIPTION OF AMBULATORY SURGICAL CENTER BUSINESS
     As of December 31, 2006, TLCVision had an ownership position in nine ASCs that are currently operating and two ASCs that are in various stages of development. The Company anticipates that it will acquire or build more ASCs during 2007.
     ASCs provide outpatient surgery services in a less institutional, more productive and cost-efficient setting than traditional hospitals. The two primary procedures performed in the ASCs are cataract extraction with IOL implantation and YAG capsulotomies. However, the ASCs have the capability to accommodate additional ophthalmic surgical procedures as well as additional procedures such as podiatry and pain control.
DESCRIPTION OF OPTOMETRIC FRANCHISING BUSINESS
     Vision Source is a majority-owned subsidiary that provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States and Canada. As of December 31, 2006, Vision Source had 1,567 practices under franchise agreements across North America, and in exchange for providing services to its franchisees, it received franchise fees equal to a predetermined percentage of gross practice billings. This business supports the development of independent practices and complements the Company’s co-management model.
WEBSITE AND AVAILABLE INFORMATION
     TLCVision has linked its branded eye care centers, network doctors and potential patients through its websites, www.tlcvision.com and www.lasik.com which provide a directory of affiliated eye care providers and contain questions and answers about laser vision correction. TLCVision‘s corporate website www.tlcv.com contains information for shareholders and investors.
     TLCVision makes available free of charge on or through its website (www.tlcv.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the Commission. All of TLCVision’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically.
     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the committees of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.
EQUIPMENT AND CAPITAL FINANCING
     The Company utilizes the VISX, Alcon, Wavelight and Bausch & Lomb excimer lasers for refractive surgery. See “-Industry Background — Laser Vision Correction.”
     Although there can be no assurance, the Company believes that based on the number of existing manufacturers, the current inventory levels of those manufacturers and the number of suitable, previously owned and, in the case of U.S. centers, FDA-approved lasers available for sale in the market, the supply of excimer lasers is more than adequate for the Company’s future operations.

     A new excimer laser costs up to $300,000. However, the industry trend in the sale of excimer lasers is moving away from a flat purchase price to the alternative of charging the purchaser a per-procedure fee.
     As available technology improves and the FDA approves additional procedures, the Company expects to upgrade the capabilities of its lasers. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
COMPETITION
     CONSUMER MARKET FOR VISION CORRECTION
     Within the consumer market, excimer laser procedures performed at the Company’s centers compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses and other types of refractive surgery and technologies currently available and under development such as corneal rings, intraocular lenses and surgery with different types of lasers. Although the Company believes that eyeglass and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company’s management, operations and marketing plans are or will be successful in meeting this competition. Further, there can be no assurance that the Company’s competitors’ access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.
     MARKET FOR LASER VISION CORRECTION
     Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market may grow. Laser vision correction providers are divided into three major segments: corporate-owned centers; independent surgeon-owned centers; and institution-owned centers. According to Market Scope, as of November 2006, independent surgeon-owned centers accounted for the largest percentage of total procedure volume in the industry with a 57% market share. Corporate-owned centers accounted for 38% of total procedures performed and this segment is increasing. The remaining 5% of laser vision correction procedures were performed at institution-owned centers, such as hospitals or universities.
     The Company believes that the important factors affecting competition in the laser vision correction market are quality of service, surgeon skill and reputation, awareness through advertising, price and available managed care or corporate discount offerings. The Company believes that its competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.
     During 2006, the laser vision correction industry as a whole experienced a modest decline in total procedures performed in the United States. At the same time, the Company believes that the value-priced segment was able to realize moderate growth, while the premium-priced segment declined. As an elective procedure, overall laser vision correction surgery volumes were constrained by economic conditions in North America, impacting consumer confidence and leaving consumers with less disposable income. It is increasingly evident that the market is segmenting into two distinct groups of patients who have laser vision correction: (1) value-priced segment and (2) premium-priced segment. Industry trends and research indicate that the value-priced segment is larger and growing faster than the premium-priced segment. Based on experiences with a value priced offering through a new brand as well as some existing centers, in addition to extensive consumer research and evident market trends, TLCVision is aggressively expanding its consumer-focused strategy in combination with its optometric co-management philosophy to appeal to this larger and faster growing value-priced segment.
     TLCVision competes in fragmented geographic markets. The Company’s principal corporate competitors include LCA-Vision Inc. and Lasik Vision Institute, Inc. See “-Overview.”

GOVERNMENT REGULATION
     EXCIMER LASER REGULATION
     UNITED STATES
     Medical devices, such as the excimer lasers used in the Company’s U.S. centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial use in the United States until the FDA grants pre-market approval (“PMA”) for the device. To obtain a PMA for a medical device, excimer laser manufacturers must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a PMA. See “-Industry Background — Laser Vision Correction.”
     The FDA is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLCVision eye care centers, may perform the LASIK procedure using lasers with a PMA for PRK only (off-label use) in an exercise of professional judgment in connection with the practice of medicine.
     The use of an excimer laser to treat both eyes on the same day (bilateral treatment) has been neither approved nor prohibited by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those affiliated with the Company’s branded eye care centers, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine. The FDA could seek to challenge this practice in the future.
     Any excimer laser manufacturer that obtains PMA approval for use of its excimer lasers will continue to be subject to regulation by the FDA. Although the FDA does not specifically regulate surgeons’ use of excimer lasers, the FDA actively enforces regulations prohibiting marketing of products for non-approved uses and conducts periodic inspections of manufacturers to determine compliance with Quality System Regulations.
     Failure to comply with applicable FDA requirements could subject the Company, its affiliated doctors or laser manufacturers to enforcement action, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company’s business, financial condition and operations. Further, failure to comply with regulatory requirements or any adverse regulatory action, including a reversal of the FDA’s current position that the “off-label” use of excimer lasers by doctors outside the FDA-approved guidelines is a practice of medicine decision (which the FDA is not authorized to regulate), could result in a limitation on or prohibition of the Company’s use of excimer lasers, which in turn could have a material adverse effect on the Company’s business, financial condition and operations.
     The marketing and promotion of laser vision correction in the United States are subject to regulation by the FDA and the Federal Trade Commission (“FTC”). The FDA and FTC have released a joint communiqué on the requirements for marketing laser vision correction in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of laser vision correction and has been monitoring marketing activities in this area through a non-public inquiry to identify areas that may require further FTC attention.
     CANADA
     The use of excimer lasers in Canada to perform refractive surgery is not subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and hyperopia since 1996. The Health Protection Branch of Health Canada (“HPB”) regulates the sale of devices, including excimer lasers used to perform procedures at the Company’s Canadian eye care centers. Pursuant to the regulations prescribed under the Canadian Food and Drugs Act, the HPB may permit manufacturers or importers to sell a certain number of devices to perform procedures provided the devices are used in compliance with specified requirements for investigational testing. Permission to sell the device may be suspended or cancelled where the HPB determines that its use endangers the health of patients or users or where the regulations have been violated. Devices may also be sold for use on a non-investigational basis where evidence available in Canada to the manufacturer or importer substantiates the benefits and performance characteristics claimed for the device. The Company believes that the sale of the excimer lasers to its eye care centers, as well as their use at the centers, complies with HPB requirements. Canadian regulatory authorities could impose restrictions, which could have a material adverse effect on the Company’s business, financial condition and operations.

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
     Federal Law. A federal law (known as the “anti-kickback statute”) prohibits the offer, solicitation, payment or receipt of any remuneration that directly or indirectly is intended to induce or is in return for the referral of patients for or the ordering of items or services reimbursable by Medicare or any other federally financed health care program. This statute also prohibits remuneration intended to induce the purchasing of or arranging for or recommending the purchase or order of any item, good, facility or service for which payment may be made under federal health care programs. This statute has been applied to otherwise legitimate investment interests if even one purpose of the offer to invest is to induce referrals from the investor. Safe harbor regulations provide absolute protection from prosecution for certain categories of relationships that meet all elements of an applicable safe harbor. However, relationships that do not meet all elements of a safe harbor are not illegal per se, but must be reviewed on an individual basis to determine the risk of fraud and abuse to any federal or state funded health care system.
     Subject to certain exceptions, federal law also prohibits referrals for the provision of Medicare or Medicaid-covered “designated health services” from a physician to another entity with which the physician (or an immediate family member) has a financial relationship (which includes ownership and compensation arrangements). This law, known as the “Stark Law,” applies only to referrals made by a physician and does not apply outside of the Medicare and Medicaid programs or to items or services that are not one of the 11 designated health services.
     Laser vision correction is not reimbursable by Medicare, Medicaid or other federal programs. As a result, neither the anti-kickback statute nor the Stark Law applies to the Company’s laser vision correction business. However, the Company may be subject to similar state laws that apply regardless of the type of service or the manner of payment.
     Doctors affiliated with the Company’s ambulatory surgery company (OR Partners, Inc.), the Company’s mobile cataract services business (MSS), or the Company’s secondary care centers provide services that are reimbursable under Medicare and Medicaid. Further, ophthalmologists and optometrists co-manage Medicare and Medicaid patients who receive services at the Company’s secondary care centers. The co-management model is based, in part, upon the referral by an optometrist for surgical services performed by an ophthalmologist and the provision of pre- and post-operative services by the referring optometrist. The Office of the Inspector General (“OIG”) for the Department of Health and Human Services, the government agency responsible for enforcing the anti-kickback statute, has stated publicly that to the extent there is an agreement between optometrists and ophthalmologists to refer back to each other, such an agreement could constitute a violation of the anti-kickback statute. The Company believes, however, that its co-management program does not violate the anti-kickback statute, as patients are given the choice whether to return to the referring optometrist or to stay with the ophthalmologist for post-operative care. Nevertheless, there can be no guarantee that the OIG will agree with the Company’s analysis of the law. If the Company’s co-management program were challenged as violating the anti-kickback statute and the Company were unsuccessful in defending against such a challenge, then civil or criminal fines and penalties, including exclusion of the Company, the ophthalmologists and the optometrists from the Medicare and Medicaid programs, may be imposed on the Company. The Company could also be required to revise the structure of its co-management program or curtail its activities, any of which could have a material adverse effect upon the Company’s business, financial condition and results of operations.
     The provision of services covered by the Medicare and Medicaid programs in the Company’s ambulatory surgery business, mobile cataract business and secondary care centers also triggers potential application of the Stark Law. The co-management model could establish a financial relationship, as defined in the Stark Law, between the ophthalmologist and the optometrist. Similarly, to the extent that the Company provides any designated health services, as defined in the statute, the Stark Law could be triggered as a result of any of the several financial relationships between the Company and ophthalmologists. Based on its current interpretation of the Stark Law as set forth in the interim final rule published in 2004, the Company believes that the referrals from ophthalmologists and optometrists either will be for services that are not designated health care services as defined in the statute or will be covered by an exception to the Stark Law. The government may disagree with the Company’s position and there may be changes in the government’s interpretation of the Stark Law, including an expansion of the services that constitute “designated health services.” In such case, the Company may be subject to civil penalties as well as administrative exclusion and would likely be required to revise the structure of its legal arrangements or curtail its activities, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
     The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) were enacted to (a) improve the efficiency and effectiveness of the healthcare system by standardizing the exchange of electronic information for certain administrative and financial transactions and (b) protect the confidentiality and security of health information. HIPAA directed the Department of Health and Human Services to promulgate a set of interlocking regulations to implement the goals of HIPAA. The regulations apply to “covered entities” that include health plans, healthcare clearinghouses and healthcare providers who transmit protected health information (“PHI”) in electronic form in connection with certain administrative and billing transactions. These regulations can be divided into the following:
•	Privacy Regulations designed to protect and enhance the rights of patients by providing patient access to their PHI and controlling the use of their PHI;

•	Security Regulations designed to protect electronic health information by mandating certain physical, technical and administrative safeguards;

•	Electronic Transactions and Code Sets Regulations designed to standardize electronic data interchange in the health care industry;

•	Standard Unique Employer Identifier Regulations designed to standardize employer identification numbers used in certain electronic transactions; and

•	Standard Unique Health Identifier for Health Care Providers Regulations designed to standardize the identification of health care providers used in electronic transactions.
     The Company has instituted policies and procedures designed to comply with the Privacy Regulations and other HIPAA regulations at various centers throughout the Company. Further, the Company is self-insured and meets the definition of “small” health plan; the Company’s plan sponsor has taken steps to institute policies and procedures to comply with the Privacy Regulations. The Company has implemented employee training programs explaining how the regulations apply to their job role.
     State Law. In addition to the requirements described above, the regulatory requirements that the Company must satisfy to conduct its business will vary from state to state, and accordingly, the manner of operation by the Company and the degree of control over the delivery of refractive surgery by the Company may differ among the states.
     A number of states have enacted laws that prohibit what is known as the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Many states have similar restrictions in connection with the practice of optometry. Application of the corporate practice of medicine prohibition varies from state to state. Therefore, while some states may allow a business corporation to exercise significant management responsibilities over the day-to-day operation of a medical or optometric practice, other states may restrict or prohibit such activities. The Company believes that it has structured its relationship with eye care doctors in connection with the operation of eye care centers as well as in connection with its secondary care centers so that they conform to applicable corporate practice of medicine restrictions in all material respects. Nevertheless, if challenged, those relationships may be found to violate a particular state corporate practice of medicine prohibition. Such a finding may require the Company to revise the structure of its legal arrangements or curtail its activities, and this could have a material adverse effect on the Company’s business, financial condition and operations.
     Many states prohibit a physician from sharing or “splitting” fees with persons or entities not authorized to practice medicine. The Company’s co-management model for refractive procedures presumes that a patient will make a single global payment to the laser center, which is a management entity acting on behalf of the ophthalmologist and optometrist to collect fees on their behalf. In turn, the ophthalmologist and optometrist pay facility and management fees to the laser center out of the patient fees collected. While the Company believes that these arrangements do not violate any of the prohibitions in any material respects, one or more states may interpret this structure as non-compliant with the state fee-splitting prohibition, thereby requiring the Company to change its procedures in connection with billing and collecting for services. Violation of state fee-splitting prohibitions may subject the ophthalmologists and optometrists to sanctions, and may result in the Company incurring legal fees, as well as being subjected to fines or other costs, and this could have a material adverse effect on the Company’s business, financial condition and operations.
     Just as in the case of the federal anti-kickback statute, while the Company believes that it is conforming to applicable state anti-kickback statutes in all material respects, there can be no assurance that each state will agree with the Company’s position and not challenge the Company. If the Company were unsuccessful in defending against such a challenge, the result may be civil or criminal fines or penalties for the Company as well as the ophthalmologists and optometrists. Such a result would require the Company to revise the structure of its legal arrangements or curtail its activities, and this could have a material adverse effect on the Company’s business, financial condition and operations.
     Similarly, just as in the case of the federal Stark Law, while the Company believes that it is operating in compliance with applicable state anti-self-referral laws in all material respects, each state may not agree with the Company’s position and there may be a change in the state’s interpretation or enforcement of its own law. In such case, the Company may be subject to fines and penalties as well as other administrative sanctions and would likely be required to revise the structure of its legal arrangements or curtail its activities. This could have a material adverse effect on the Company’s business, financial condition and operations.
     CANADA
     Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company and the company is not owned or controlled by the ophthalmologist or a member of his/her family. Certain of the Company’s eye care centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. The Company expects that ophthalmologists and optometrists affiliated with TLCVision will comply with the applicable regulations, although it cannot ensure such compliance by doctors.
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
     FACILITY LICENSURE AND CERTIFICATE OF NEED
     The Company believes that it has all licenses necessary to operate its business. The Company may be required to obtain licenses from the state Departments of Health, or a division thereof, in the various states in which it opens eye care centers. There can be no assurance that the Company will be able to obtain facility licenses in all states that may require facility licensure.
     Some states require the permission of the Department of Health or a division thereof, such as a Health Planning Commission, in the form of a Certificate of Need (“CON”) prior to the construction or modification of an ambulatory care facility, such as a laser center, or the purchase of certain medical equipment in excess of an amount set by the state. There can be no assurance that the Company will be able to acquire a CON in all states where a CON is required.
     The Company is not aware of any Canadian health regulations that impose facility-licensing requirements on the operation of eye care centers.
     RISK OF NON-COMPLIANCE
     Many of these laws and regulations governing the health care industry are ambiguous in nature and have not been definitively interpreted by courts and regulatory authorities. Moreover, state and local laws vary from jurisdiction to jurisdiction. Accordingly, the Company may not always be able to predict clearly how such laws and regulations will be interpreted or applied by courts and regulatory authorities and some of the Company’s activities could be challenged. In addition, the regulatory environment in which the

Company operates could change significantly in the future. Numerous legislative proposals have been introduced in Congress and in various state legislatures over the past several years that would, if enacted, effect major reforms of the U.S. health care system. The Company cannot predict whether any of these proposals will be adopted and, if adopted, what impact such legislation would have on the Company’s business. The Company has reviewed existing laws and regulations with its health care counsel, and although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects. Also, TLCVision expects that affiliated doctors will comply with such laws in all material respects, although it cannot assure such compliance by doctors. The Company could be required to revise the structure of its legal arrangements or the structure of its fees, incur substantial legal fees, fines or other costs, or curtail certain of its business activities, reducing the potential profit to the Company of some of its legal arrangements, any of which may have a material adverse effect on the Company’s business, financial condition and operations.
INTELLECTUAL PROPERTY
     The Company and its subsidiaries own over 30 trademarks and service marks that are subjects of U.S. federal and/or Canadian registrations or pending applications for registration. In addition, the Company owns a U.S. patent directed to certain aspects of the Laser Vision Centers Roll-On/Roll-Off system, which will expire in November 2016. It also owns a U.S. patent directed to a treatment of a potential side effect of laser vision correction generally known as “central islands,” that will expire in May 2014. The Company owns two pending patent applications directed to certain methods of administering a member-provider organization. The Company’s service marks, patents and other intellectual property may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. One or all of the patents, trademarks, service marks or registrations therefore may be challenged, invalidated or circumvented in the future. The Company’s pending patent applications are subject to examination by the U.S. Patent and Trademark Office and may not result in an issued patent.
     The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation in the United States and Canada regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. Although the Company currently leases or purchases excimer lasers and other technology from the manufacturers, in the event that the use of an excimer laser or other procedure performed at any of the Company’s refractive or secondary care centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty-bearing license, which may not be available on favorable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, the Company may be required to seek the use of products that do not infringe the patent.
EMPLOYEES
     Including part-time employees, the Company had approximately 1,100 employees as of December 31, 2006. The Company’s growth has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See “Item 1A — Risk Factors — Dependence on Key Personnel.”
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
     WE HAVE REPORTED ACCUMULATED DEFICITS; OUR FUTURE PROFITABILITY IS UNCERTAIN.
     As of December 31, 2006, we reported an accumulated deficit of $232.6 million. Even though we reported net income of $11.5 million, $8.1 million and $42.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, we may not be able to sustain profitability. Our profitability will depend on a number of factors, including:
•	demand for our services;

•	market acceptance of our value oriented pricing strategy;

•	our ability to control costs;

•	our ability to execute our business strategy and effectively integrate acquired businesses and assets;

•	our ability to obtain adequate insurance against malpractice claims and reduce the number of claims;

•	economic conditions in the markets in which we compete, including the availability of discretionary income;

•	concerns about the safety and effectiveness of laser vision correction;

•	competitive factors;

•	regulatory developments;

•	our ability to retain and attract qualified personnel; and

•	doctors’ ability to obtain adequate insurance against malpractice claims at reasonable rates.
     In addition, OccuLogix expects to report significant net losses for the next several years. We will be required to report our proportionate share of the operating results of OccuLogix using the equity method as long as we have a greater than 20% financial interest in OccuLogix.
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
     Competition in the market for laser vision correction could increase as excimer laser surgery becomes more commonplace. In addition, competition would increase if state or provincial laws were amended to permit optometrists, in addition to ophthalmologists, to perform laser vision correction. We will compete on the basis of quality of service, surgeon skill, reputation and price. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. Competitors have offered laser vision correction at prices considerably lower than our prices. The laser vision correction industry has been significantly affected by reductions in the price for laser vision correction, including the failure of many businesses that provided laser vision correction. Market conditions may compel us to lower prices in our centers to remain competitive and any reduction in our prices may not be offset by an increase in our procedure volume or decreases in our costs. A decrease in either the fees or procedures performed at our eye care centers or in the number of procedures performed at our centers could cause our revenues to decline and our business and financial condition to weaken.
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
     THE MARKET ACCEPTANCE OF LASER VISION CORRECTION IS UNCERTAIN.
     We believe that the profitability and growth of our company will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. We may have difficulty generating revenue and growing our business if laser vision correction does not become more widely accepted by the general population as an alternative to existing methods of treating refractive vision disorders. Laser vision correction may not become more widely accepted due to a number of factors, including:
•	its cost, particularly since laser vision correction typically is not covered by government or private insurers;

•	general resistance to surgery;

•	the fact that effective and less expensive alternative methods of correcting refractive vision disorders are widely available;

•	the lack of long-term follow-up data;

•	the possibility of unknown side effects; and

•	reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction.
CONCERNS ABOUT POTENTIAL SIDE EFFECTS AND LONG-TERM RESULTS OF LASER VISION CORRECTION MAY NEGATIVELY IMPACT MARKET ACCEPTANCE OF LASER VISION CORRECTION AND PREVENT US FROM GROWING OUR BUSINESS.
     Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Any complications or side effects of laser vision correction may call into question the safety and effectiveness of laser vision correction, which in turn may damage the likelihood of market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to product liability, malpractice or other claims against us. Also, complications or side effects could jeopardize the approval by the FDA of the excimer laser for sale for laser vision correction. Although results of a study showed that the majority of patients experienced no serious side effects seven years after laser vision correction using PRK, complications may be identified in further long-term follow-up studies of PRK. There are no long-term studies on the side effects of LASIK, the procedure more often performed in recent years. However, a study of patients five years after LASIK reported the majority of patients had a high overall satisfaction with the procedure.
     There is no independent industry source for data on side effects or complications from laser vision correction. In addition, we do not track side effects. Some of the possible side effects of laser vision correction are:
•	foreign body sensation,

•	pain or discomfort,

•	sensitivity to bright lights,

•	blurred vision,

•	dryness or tearing,

•	fluctuation in vision,

•	night glare,

•	poor or reduced visual quality,

•	overcorrection or under-correction,

•	regression, and

•	corneal flap or corneal healing complications.
     We believe that the percentage of patients who experience serious side effects as a result of laser vision correction at our centers is likely less than 1%. However, there is no study to support this belief.
     Laser vision correction may also involve the removal of “Bowman’s membrane,” an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. Although several studies have demonstrated no significant adverse reactions to excimer laser removal of Bowman’s membrane, the long-term effect of the removal of Bowman’s membrane on patients is unclear.

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
     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS MAKE FINANCIAL FORECASTING DIFFICULT.
     We experienced a loss of $2.4 million in the fourth quarter of 2006, and we may experience future quarterly losses, which may exceed prior quarterly losses. Our expense levels will be based, in part, on our expectations as to future revenues. In addition, our strategy to expand our consumer focus will include a significant increase in direct-to-consumer marketing initiatives, which are likely to increase costs. If actual revenue levels were below expectations, our operating results would deteriorate. Historically, our quarterly results of operations have varied, and future results may continue to fluctuate significantly from quarter to quarter. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as indications of our future performance or annual operating results. Quarterly results will depend on numerous factors, including economic conditions in our geographic markets, market acceptance of our services, seasonal factors and other factors described in this Form 10-K.
     THE MARKET PRICE OF OUR COMMON SHARES MAY BE VOLATILE.
     Historically, the market price of our common shares has been volatile. For example, the market price of our common shares decreased from a high of $53.50 to a low of $0.79 between July 1999 and March 2003, then increased to $13.13 by April 2004. As of March 7, 2007, the last sale price of our common shares was $5.34. Our common shares will likely be volatile in the future due to industry developments and business-specific factors such as:
•	our ability to effectively penetrate the laser vision correction market;

•	success of our value-oriented pricing strategies;

•	the impact of OccuLogix on results of operations;

•	perception of the potential for rheopheresis for dry age-related macular degeneration;

•	our ability to execute our business strategy;

•	new technological innovations and products;

•	changes in government regulations;

•	adverse regulatory action;

•	public concerns about the safety and effectiveness of laser vision correction;

•	loss of key management;

•	announcements of non-routine events such as acquisitions or litigation;

•	variations in our financial results;

•	fluctuations in competitors’ stock prices;

•	the issuance of new or changed stock market analyst reports and recommendations concerning our common shares or competitors’ stock;

•	changes in earnings estimates by securities analysts;

•	our ability to meet analysts’ projections;

•	changes in the market for medical services; or

•	general economic, political and market conditions.
     In addition, in recent years the prices and trading volumes of publicly traded shares, particularly those of companies in health care related markets, have been volatile. This volatility has substantially affected the market prices of many companies’ securities for reasons frequently unrelated or disproportionate to their operating performance. Following the terrorist attacks in the United States in September 2001, stock markets experienced volatility and stock prices declined, in some cases substantially. Continued volatility may reduce the market price of our common shares.

     WE MAY BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.
     Our business strategy is to be a diversified eye care services company, leveraging our relationships with over 13,000 ophthalmologists and optometrists throughout North America to grow the core centers refractive business and expand our services offering to doctors while continuing to expand into new eye care segments.
     If we do not successfully execute this strategy or if the strategy is not effective, we may be unable to maintain or grow our revenues and profitability.
     WE MAY MAKE INVESTMENTS THAT MAY NOT BE PROFITABLE.
     We make investments that are intended to support our strategic business purposes. These investments are generally made in companies in the laser vision correction business or other eye care services. If we are unable to successfully manage our current and future investments, including ASC investments, or if these investments are not profitable or do not generate the expected returns, then future operating results may be adversely impacted. For the year ended December 31, 2006, we recorded a goodwill impairment charge of $4.1 million related to a failed investment in an ASC.
OUR GROWTH STRATEGY DEPENDS ON OUR ABILITY TO SUCCESSFULLY EXECUTE DIRECT TO CONSUMER ADVERTISING PROGRAMS
     The success of our growth strategy will be dependent on increasing the number of procedures at our TLC Laser Eye Centers through greatly expanded consumer advertising programs in combination with our existing optometric co-management philosophy. The success of this significant increase in direct to consumer advertising is dependent upon several factors, including our ability to:
•	cost-effectively generate procedures through advertising programs;

•	develop consumer advertising as a core competency in the Company; and

•	maintain a reliable contact management center, including call center operations and lead follow-up programs.
OUR STRATEGY DEPENDS ON OUR ABILITY TO OPEN NEW CENTERS OR TO MAKE ACQUISITIONS OR ENTER INTO AFFILIATION ARRANGEMENTS.
     The success of our strategy will be dependent on increasing the number of eye care centers through internal development or acquisitions and entering into affiliation arrangements with local eye care professionals.
     Opening new centers involves many challenges, including
•	the integration of operations and technologies into existing platforms;

•	hiring and training personnel to staff the center;

•	developing and implementing effective marketing programs to attract potential patients to the center; and

•	managing the losses incurred during the development and ramp-up period.
     Acquiring an existing center presents these same operational challenges, and additional special risks, including
•	Identifying unanticipated liabilities and contingencies;

•	diversion of management attention; and

•	possible adverse effects on operating results resulting from:
•	possible future goodwill impairment;

•	increased interest costs;

•	the issuance of additional securities; and

•	increased costs resulting from difficulties related to the integration of the acquired businesses.
     Our ability to achieve growth through acquisitions will depend on a number of factors, including:
•	the availability of attractive acquisition opportunities;

•	the availability of capital to complete acquisitions;

•	the availability of working capital to fund the operations of acquired businesses; and

•	the effect of existing and emerging competition on operations.

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
     WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT AND INTEGRATE NEW OPERATIONS AND FACILITIES.
     Our success depends on our ability to manage our existing operations and facilities and to expand our businesses consistent with our business strategy. In the past, we have grown rapidly in the United States. Our future growth and expansion will increase our management’s responsibilities and demands on operating information technologies and financial systems and resources. Our business and financial results are dependent upon a number of factors, including our ability to:
•	implement upgraded operations, information technologies and financial systems, procedures and controls;

•	hire and train new staff and managerial personnel;

•	adapt or amend our business structure to comply with present or future legal requirements affecting our arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of optometry and medicine and referrals to facilities in which doctors have a financial interest;

•	obtain regulatory approvals, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors; and

•	successfully integrate acquisitions into our existing business model;
     Our failure or inability to successfully implement these and other factors may adversely affect the quality and profitability of our business operations.
     WE DEPEND ON KEY PERSONNEL WHOSE LOSS COULD ADVERSELY AFFECT OUR BUSINESS.
     Our success and growth depends in part on the active participation of key medical and management personnel, including Mr. Warren Rustand, Chairman of the Board of Directors, and Mr. James Wachtman, Chief Executive Officer. We maintain key person insurance for Mr. Wachtman and several key ophthalmologists. Despite having this insurance in place, the loss of any one of these key individuals could adversely affect the quality, profitability and growth prospects of our business operations.
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
     We currently maintain malpractice insurance coverage and accruals that we believe are adequate both as to risks and amounts covered. In addition, we require the doctors who provide medical services at our centers to maintain comprehensive professional liability insurance and most of these doctors have agreed to indemnify us against certain malpractice and other claims. Our insurance coverage, however, may not be adequate to satisfy claims, insurance maintained by the doctors may not protect us and such indemnification may not be enforceable or, if enforced, may not be sufficient. Our inability to obtain adequate insurance or an increase in the future cost of insurance to us and the doctors who provide medical services at the centers may have a material adverse effect on our business and financial results.
     The excimer laser system uses hazardous gases which if not properly contained could result in injury. We may not have adequate insurance for any liabilities arising from injuries caused by the excimer laser system or hazardous gases. While we believe that any claims alleging defects in our excimer laser systems would usually be covered by the manufacturers’ product liability insurance, the manufacturers of our excimer laser systems may not continue to carry adequate product liability insurance.
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
     COMPLIANCE WITH INDUSTRY REGULATIONS IS COSTLY AND BURDENSOME.
     Our operations are subject to extensive federal, state and local laws, rules and regulations. Our efforts to comply with these laws, rules and regulations may impose significant costs, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on us. We have incurred significant costs, and expect to incur additional costs in connection with compliance with the provisions of the Sarbanes-Oxley Act of 2002. Our failure to comply with the provisions of the Sarbanes-Oxley Act, including provisions relating to internal financial controls, could have a material adverse effect on us.
     Many state laws limit or prohibit corporations from practicing medicine and optometry, and many federal and state laws extensively regulate the solicitation of prospective patients, the structure of our fees and our contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others. Some states also impose licensing requirements. Although we have tried to structure our business and contractual relationships in compliance with these laws in all material respects, if any aspect of our operations was found to violate applicable laws, we could be subject to significant fines or other penalties, required to cease operations in a particular jurisdiction, prevented from commencing operations in a particular state or otherwise be required to revise the structure of our business or legal arrangements. Many of these laws and regulations are ambiguous, have not been definitively interpreted by courts or regulatory authorities and vary from jurisdiction to jurisdiction. Accordingly, we may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of our activities could be challenged.
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
     Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the laser manufacturers’ ability to obtain regulatory approval of laser equipment. Furthermore, the failure of other excimer laser manufacturers to comply with applicable federal, state or foreign regulatory requirements, or any adverse action against or involving such manufacturers, could limit the supply of excimer lasers, substantially increase the cost of excimer lasers, limit the number of patients that can be treated at our centers and limit our ability to use excimer lasers.
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
THERE IS NO GUARANTEE THAT OCCULOGIX WILL BE SUCCESSFUL IN OBTAINING FDA APPROVAL OR COMMERCIALIZING THE RHEO™ SYSTEM OR OTHER PRODUCTS AND SERVICES.
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
     Subsequent to the February 3, 2006 announcement, OccuLogix completed an in-depth analysis of the MIRA-1 study data identifying subjects that were included in the intent-to-treat, or ITT, population but who deviated from the MIRA-1 protocol as well as those patients who had documented losses or gains in vision for reasons not related to retinal disease such as cataracts that were not specifically excluded by the protocol. Those subjects in the ITT population who met the protocol requirements, and who did not exhibit ophthalmic changes unrelated to retinal disease, comprised the modified per-protocol population. In the modified per-protocol analysis, eyes treated with RHEO™ Therapy demonstrated a mean vision gain of 0.8 lines of ETDRS BCVA at 12 months post-baseline, compared to a mean vision loss of 0.1 lines of ETDRS BCVA in the eyes in the placebo group. The result was statistically significant (repeated measure p value = 0.0099). The following table presents a summary of the ETDRS BCVA changes observed 12 months post-baseline in the modified per-protocol analysis of MIRA-1:

	Treatment Group	Placebo Group
	(n=69)	(n=46)
Vision improvement greater or equal to:
1 line	47%	18%
2 lines	28%	9%
3 lines	9%	2%
Vision loss greater or equal to:
1 line	10%	24%
2 lines	6%	7%
3 lines	3%	2%
     Within the modified per-protocol population with pre-treatment vision worse than 20/40, 47% of RHEO™ Therapy-treated eyes improved, after treatment, to 20/40 or better (which is the required visual acuity to qualify for a driver’s license) 12 months post-baseline, compared to 12% of placebo eyes.
     MIRA-1 data supports historical clinical and commercial experience with respect to the safety of RHEO™ Therapy, with observed treatment side effects generally being mild, transient and self-limiting.
     On June 8, 2006, OccuLogix met with the FDA to discuss the results of MIRA-1 and the impact the results will have on its application to market the RHEO™ System in the United States. In light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised that it will require an additional study of the RHEO™ System to be performed. The FDA also indicated its willingness to allow the substitution, in the upcoming study, of the new polysulfone Rheofilter™ for the older cellulose acetate filter which currently forms part of the RHEO™ System. The replacement of the filter removes the regulatory uncertainties presented by making the replacement following FDA approval. Furthermore, due to manufacturing constraints on the number of cellulose acetate filters that can be produced by Asahi Kasei Medical Co., Ltd. (“Asahi Medical”) (formerly Asahi Medical Co., Ltd.), the replacement of the filter in the new trial eliminates the need to continue to build and maintain adequate inventories of the older cellulose acetate filter in preparation for commercial launch. On December 28, 2006, OccuLogix submitted its Investigational Device Exemption, or IDE, package to the FDA together with the new protocol for the additional study of the RHEO™ System called the RHEO-AMD. On January 26, 2007, the FDA issued an IDE number for the RHEO-AMD allowing patient enrollment, in the RHEO-AMD, to commence within the first quarter of 2007.
     In anticipation of the delay in commercialization of the RHEO™ System in the United States, OccuLogix accelerated its diversification plans by acquiring Solx, Inc., or SOLX, a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma, called the SOLX Glaucoma System, and by acquiring 50.1% of the capital stock, on a fully diluted basis, of OcuSense, Inc., or OcuSense, a San Diego-based company that is in the process of developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film. The technologies being developed by SOLX and OcuSense have not yet received FDA approval, and OccuLogix will not be able to market and sell these products in the United States until it receives FDA approval.
     OUR STOCK PRICE AND REPORTED RESULTS MAY BE IMPACTED BY THE OPERATING RESULTS OF OCCULOGIX.
     As a significant shareholder of OccuLogix, our stock price may be affected by changes in the price of OccuLogix’s common stock. We are unable to predict how fluctuations in OccuLogix’s stock price will affect our own stock price. Since the second quarter of 2006, we have accounted for our investment in OccuLogix under the equity method. OccuLogix expects to continue to report significant operating losses for the next several years. Because of the numerous risks and uncertainties associated with developing and commercializing new medical therapies, including obtaining FDA approval, OccuLogix is unable to predict the extent of any future losses or when it will become profitable, if ever. Our operating results and stock price may be negatively impacted by the operating results of OccuLogix.
     As noted previously, on February 3, 2006, OccuLogix announced that the preliminary analysis of the data from MIRA-1 indicated that MIRA-1 did not demonstrate a statistically significant mean change of BCVA. As a result, the share price of OccuLogix’s stock as traded on the NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in the market capitalization of OccuLogix from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price after the announcement. The resulting decrease in the share price was identified as an indicator of impairment leading to an analysis of OccuLogix’s intangible assets and goodwill and resulting in OccuLogix reporting an impairment charge to goodwill of $147.5 million. Because we accounted for the OccuLogix reorganization at historical cost, we eliminate OccuLogix’s goodwill balance in consolidation (see Note 1).
     OccuLogix believes that the announcement made it unlikely that it would be able to collect on amounts outstanding from its sole customer, Veris Health Service, Inc. (“Veris”), resulting in a provision for bad debts of $0.5 million related to revenue reported prior to December 2005. OccuLogix did not recognize $0.5 million of revenue related to goods shipped in December 2005, based on collectibility not being reasonably assured. OccuLogix also fully expensed the $0.2 million advance that it had paid to Veris in connection with clinical trial services to be provided by Veris for one of OccuLogix’s clinical trials. OccuLogix also evaluated its ending inventory balance as of December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with initial expectations. Accordingly, OccuLogix set up a provision for obsolescence of $2.0 million for filter sets that will unlikely be utilized prior to their expiration dates. As a result of the above entries, our reported pre-tax earnings for the quarter and year ended December 31, 2005 were reduced by $1.6 million.
     During the year ended December 31, 2006, OccuLogix sold a number of treatment sets, with a negotiated discount, to Veris at a price lower than its cost. Accordingly, the price which OccuLogix charged to Veris, net of a negotiated discount, represents the current net realizable value; therefore, OccuLogix wrote down the value of its treatment sets by $1.6 million to reflect their current net realizable value. OccuLogix also set up an additional provision for obsolescence of $1.7 million during the year ended December 31, 2006 for treatment sets that will unlikely be utilized prior to their expiration dates.
     Additional adjustments to asset values may be required as OccuLogix continues its evaluation and operations, and those adjustments may be material. Those adjustments could impact our stock price as well as our results to the extent of our ownership percentage in OccuLogix. Further, OccuLogix’s history of losses and financial condition raise substantial doubt about its ability to continue as a going concern.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company’s centers are located in leased premises throughout the United States and Canada. The leases are negotiated on market terms and typically have terms of five to ten years. TLCVision‘s International Corporate Office is located in leased office space in Mississauga, Ontario, Canada under a lease that will expire in 2016. TLCVision‘s U.S. Corporate Office is located in approximately 20,500 square feet of leased office space in St. Louis, Missouri under a lease that will expire in 2016. TLCVision also maintains approximately 7,000 square feet of office/warehouse space in Bloomington, Minnesota for its mobile cataract operations. The Bloomington facility lease expires in 2009.
     The terms of the Company’s leases provide for total aggregate monthly lease obligations of approximately $0.6 million in 2007.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following are brief summaries of the business experience of each of our executive officers:
     James C. Wachtman, age 46, became our Chief Executive Officer and President in August 2004. Prior to that, Mr. Wachtman served as Chief Operating Officer of North America operations of LaserVision Centres Inc. (“LaserVision”) from June 1996 to July 1998, and as President and Chief Operating Officer of LaserVision from August 1998 to May 2002 and as our President and Chief Operating Officer from May 2002 to August 2004. Prior to joining LaserVision, Mr. Wachtman was employed in various senior management positions by McGaw, Inc., a manufacturer of medical disposables.
     Steven P. Rasche, age 47, became our Chief Financial Officer and Treasurer in August 2004. Prior thereto, Mr. Rasche served as the Chief Financial Officer of Public Safety Equipment, Inc., a marketer of safety equipment from May 1996 to July 2004. He began his professional career in 1983 with Price Waterhouse, LLP (now PricewaterhouseCoopers, LLP) and later moved to United Van Lines, Inc. a household goods mover, where he progressed through a variety of financial leadership roles. Mr. Rasche is a Certified Public Accountant and holds a Bachelors of Science degree in Accounting from the University of Missouri-Columbia and a Master of Business Administration Degree from the J.L. Kellogg Graduate School of Management at Northwestern University.
     Brian L. Andrew, age 55, became our General Counsel and Secretary in February 2005. Prior thereto, Mr. Andrew was the Chair of the Health Law Practice Group and a member in the St. Louis, Missouri office of Husch & Eppenberger, LLC, a large multi-office law firm. Mr. Andrew has also served as Assistant Counsel to the American Optometric Association and Associate General Counsel for MetLife HealthCare Management Corporation. He holds an undergraduate degree from the University of Missouri-Columbia, a Masters degree from Webster University and a law degree from the St. Louis University School of Law.

     William P. Leonard, age 42, was appointed as our President, Refractive Surgical Services in October 2004. Prior thereto, he was our Executive Vice President, Refractive and prior to 1999, he served as a Regional General Manager. Prior to joining us in 1997, Mr. Leonard was a Site Manager of 20/20 Laser Centers, Inc. from 1995 to February 1997. From 1990 to 1995, Mr. Leonard was a Territory Manager for Wesley Jessen Corporation, a division of Schering-Plough Corp., a research-based pharmaceuticals company.
     James B. Tiffany, age 50, was appointed as President of MSS, Inc., a subsidiary of the Company, in August 2003. Prior to that Mr. Tiffany served as Vice President of Sales and Marketing of LaserVision from January 1999 to July 2000 and General Manager of MSS, Inc. from July 2000 to August 2003. Mr. Tiffany received his undergraduate degree from Arizona State University and a Master of Business Administration Degree from Washington University in St. Louis, Missouri.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     The Common Shares are listed on the Toronto Stock Exchange under the symbol “TLC” and on the NASDAQ Global Market under the symbol “TLCV.” The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on the Toronto Stock Exchange and the NASDAQ Global Market:

	THE
	TORONTO		NASDAQ
	STOCK		GLOBAL
	EXCHANGE		MARKET
	HIGH	LOW	HIGH	LOW
2005
First Quarter March 31, 2005	Cdn$12.54	Cdn$10.60	$10.26	$8.87
Second Quarter June 30, 2005	11.46	9.80	9.42	8.16
Third Quarter September 30, 2005	12.14	7.85	9.86	6.77
Fourth Quarter December 31, 2005	7.99	6.90	6.87	5.89

2006
First Quarter March 31, 2006	Cdn$ 9.13	Cdn$ 6.33	$7.93	$5.57
Second Quarter June 30, 2006	7.50	4.82	6.63	4.33
Third Quarter September 30, 2006	6.27	4.62	5.70	4.12
Fourth Quarter December 31, 2006	6.32	4.41	5.43	3.93
     As of February 27, 2007, there were approximately 733 shareholders of record of the Common Shares.
     The Company has never declared or paid cash dividends on the Common Shares. It is the current policy of the Board of Directors of the Company to retain earnings to finance growth and development of its business, and therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future. In addition, the Company’s ability to pay dividends is currently restricted pursuant to the Company’s line of credit facility.
PERFORMANCE GRAPH
     The information contained in this Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
     The following graph shows the cumulative total shareholder return (assuming reinvestment of dividends) from May 31, 2002 through the fiscal year ended December 31, 2006 compared to the cumulative total return on the S&P/TSX Composite Index and the NASDAQ Health Services Stocks Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TLC Vision Corporation, The S & P/TSX Composite Index
And The NASDAQ Health Services Index

*	$ 100 invested on 5/31/02 in stock or index-including reinvestment of dividends.

	5/31/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
TLC Vision Corporation	$100.00	$33.79	$213.18	$335.05	$207.40	$168.17
S&P/TSX Composite Index	$100.00	$87.41	$110.77	$126.81	$157.40	$184.57
NASDAQ Health Services Stocks Index	$100.00	$81.19	$112.74	$141.76	$156.48	$156.54

PART II
ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected historical consolidated financial data of TLCVision for the fiscal years ended December 31, 2006, 2005, 2004 and 2003, twelve months ended December 31, 2002, seven-month transitional period ended December 31, 2002 and the fiscal year ended May 31, 2002, which have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K and the consolidated financial statements of the Company included in the Company’s December 31, 2003 Annual Report on Form 10-K, December 31, 2002 Transition Report on Form 10-K, May 31, 2002 Annual Report on Form 10-K and the unaudited twelve-month period ended December 31, 2002. The following table should be read in conjunction with the Company’s financial statements, the related notes thereto and the information contained in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

			TWELVE
		SEVEN-MONTH	MONTHS
	YEAR ENDED	PERIOD ENDED	ENDED	YEAR ENDED
(U.S. dollars, in thousands except per share	May 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
amounts and operating data)	2002(3)	2002(4)	2002(5)	2003(6)	2004(7)	2005(8)	2006(9)
			UNAUDITED
STATEMENT OF OPERATIONS DATA
Net revenues	$134,751	$100,154	$164,605	$200,918	$247,247	$260,025	$281,826
Cost of revenues	97,789	80,825	125,163	148,543	170,738	180,725	195,049
Gross profit	36,962	19,329	39,442	52,375	76,509	79,300	86,777
General and administrative	36,382	25,567	38,158	27,001	26,866	36,497	34,621
Income (loss) before cumulative effect of accounting change	(146,675)	(43,343)	(144,731)	(9,399)	42,474	8,119	11,519
Income (loss) per share before cumulative effect of accounting change, diluted	$(3.74)	$(0.68)	$(2.68)	$(0.15)	$0.60	$0.11	$0.17
Weighted average number of Common Shares outstanding, diluted	39,215	63,407	54,077	64,413	71,088	71,380	69,580

			TWELVE
		SEVEN-MONTH	MONTHS
	YEAR ENDED	PERIOD ENDED	ENDED	YEAR ENDED
	May 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2002(3)	2002(4)	2002(5)	2003(6)	2004(7)	2005(8)	2006(9)
			UNAUDITED
OPERATING DATA (unaudited)
Number of majority owned eye care centers at end of period (10)	80	84	84	76	65	73	67
Number of minority owned eye care centers at end of period (2)	—	—	—	—	8	8	11

Number of TLCVision branded eye care centers at end of period	80	84	84	76	73	81	78
Number of access service sites (1)
Refractive	336	304	304	270	327	316	325
Mobile Cataract	280	274	274	359	371	563	689
Number of laser vision correction procedures:
Majority owned centers	95,000	49,700	95,000	100,500	99,000	101,000	101,400
Minority owned centers	—	—	—	—	16,700	18,100	18,700

Total TLCVision branded center procedures	95,000	49,700	95,000	100,500	115,700	119,100	120,100

Access	—	43,200	47,000	75,600	80,700	71,800	67,200

Total TLCVision branded refractive procedures	95,000	92,900	142,000	176,100	196,400	190,900	187,300

Mobile Cataract	—	23,300	24,800	40,700	43,700	49,000	55,700

	MAY 31,	DECEMBER 31,
	2002(3)	2002(4)	2003(6)	2004(7)	2005(8)	2006(9)
BALANCE SHEET DATA
Cash and cash equivalents	$45,074	$34,231	$21,580	$33,435	$31,729	$28,917
Working capital	23,378	12,523	10,868	131,195	66,896	40,015
Total assets	245,515	196,056	190,748	304,007	301,043	294,302
Long-term debt, excluding current portion	14,643	15,760	19,242	9,991	12,665	15,122
STOCKHOLDERS’ EQUITY
Common stock	387,701	388,769	397,878	458,959	450,703	450,133
Option and warrant equity	11,755	11,035	8,143	2,872	1,861	1,806
Accumulated deficit	(242,010)	(285,353)	(294,752)	(252,278)	(244,159)	(232,640)
Total stockholders’ equity	155,014	111,828	111,269	209,553	208,405	219,299

(1)	An access service site has provided services in the preceding 90 days.

(2)	Minority owned centers primarily represent the Company’s 30% interest in LECC centers. Prior to January 1, 2004, these centers were majority owned.

(3)	In fiscal 2002, the selected financial data of the Company included:
(a)	a charge of $81.7 million for impairment of intangibles;

(b)	a write down of $26.1 million in the fair value of investments and long-term receivables;

(c)	a restructuring charge of $8.8 million; and

(d)	a reduction of $2.6 million in the carrying value of fixed assets.
(4)	In the seven months ended December 31, 2002, the selected financial data of the Company included:
(a)	a charge of $22.1 million for impairment of intangibles;

(b)	a write down of $2.1 million in the fair value of investments and long-term receivables;

(c)	other income of $6.8 million for settlement of a class action lawsuit with laser manufacturers;

(d)	a restructuring charge of $4.7 million; and

(e)	a reduction of $1.0 million in the carrying value of fixed assets.
(5)	In the twelve-month period ended December 31, 2002, the selected financial data of the Company included:
(a)	a charge of $103.9 million for impairment of intangibles;

(b)	a write down of $7.1 million in the fair value of investments and long-term receivables;

(c)	other income of $6.8 million for settlement of a class action lawsuit with laser manufacturers;

(d)	a restructuring charge of $11.2 million; and

(e)	a reduction of $1.5 million in the carrying value of fixed assets.
(6)	In fiscal 2003, the selected financial data of the Company included an adjustment to the fair value of long-term receivables of $0.2 million.

(7)	In fiscal 2004, the selected financial data of the Company included:
(a)	an adjustment to the fair value of long-term receivables of $1.2 million;

(b)	other income of $25.8 million from the gain on sale of OccuLogix stock; and

(c)	an executive severance charge of $2.6 million.
(8)	In fiscal 2005, the selected financial data of the Company included:
(a)	a write-down of $1.1 million in the fair value of intangibles and an adjustment to the fair value of long-term liabilities of $0.2 million; and

(b)	OccuLogix inventory and accounts receivable write-downs of $1.6 million after minority interests.
(9)	In fiscal 2006, the selected financial data of the Company included:
(a)	an impairment of goodwill of $4.1 million;

(b)	gain on sales and issuances of subsidiary stock of $1.8 million;

(c)	severance charges totaling $1.0 million ($0.6 million net of minority interests);

(d)	net write-downs of assets and liabilities of $1.9 million ($1.1 million net of minority interests)

(e)	income tax benefit of $5.3 million related to a partial reversal of the deferred tax asset valuation allowance;

(f)	income tax benefit of $0.9 million related to IRC Section 382 and $1.5 million related to deductible interest expense adjustments; and

(g)	consolidated results of OccuLogix for the three months ended March 31, 2006 before deconsolidation effective April 1, 2006.
(10) In fiscal 2006, the Company refined its definition of a center primarily based on its level of operating control at each location and its consistency with the Company’s core center model. As a result, approximately ten locations previously considered a center in prior periods are no longer included as a center as of December 31, 2006.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which are included in Item 8 of this Form 10-K. The following discussion is based upon the Company’s results under U.S. generally accepted accounting principles. Unless otherwise specified, all dollar amounts are U.S. dollars.
OVERVIEW
     TLC Vision Corporation and its subsidiaries comprise a diversified healthcare services company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care segment. The majority of the Company’s revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company’s business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners, Kremer and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. As of December 31, 2006, the Company owned approximately 41% of OccuLogix, a public company focused on the treatment of specific eye diseases including dry age-related macular degeneration, glaucoma and dry-eye. OccuLogix is also a reporting company with the Commission, and its stock is publicly traded on the NASDAQ Global Market and the Toronto Stock Exchange.
     The Company recognizes revenues at the time procedures are performed or services are rendered. Revenues primarily include amounts charged to patients for procedures performed at laser centers, amounts charged to physicians for laser access and service fees, and management fees from managing refractive and secondary care practices. Under the terms of management service agreements, the Company provides non-clinical services, which include facilities, staffing, equipment lease and maintenance, marketing and administrative services to refractive and secondary care practices in return for management fees. For third party payor programs and corporations with arrangements with TLCVision, the Company’s management fee and the fee charged by the surgeon are both discounted in proportion to the discount afforded to these organizations. While the Company does not direct the manner in which the surgeons practice medicine, the Company does direct the day-to-day non-clinical operations of the centers. The management service agreements typically are for an extended period of time, ranging from five to 15 years. Management fees are equal to the net revenue of the physician practice, less amounts retained by the physician groups.
     Included in costs of revenue are the laser fees payable to laser manufacturers for royalties, doctors’ compensation, use and maintenance of the lasers, variable expenses for consumables and facility fees, as well as center costs associated with personnel, facilities and depreciation of center assets.
     Marketing and sales and general and administrative expenses include expenses that are not directly related to the provision of laser correction services or cataract services.
     The Company serves surgeons who performed over 268,000 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during the year ended December 31, 2006. In the year ended December 31, 2006, the Company’s refractive procedure volume including minority owned centers decreased to 187,200 compared to 190,900 in the year ended December 31, 2005, a decrease of 3,700 procedures or 2%. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic and stock market conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data.
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

DEVELOPMENTS DURING 2006
     ACQUISITIONS AND DIVESTITURES
     On April 11, 2006, the Company sold 0.8 million shares of OccuLogix common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned approximately 49% of OccuLogix. Due to the insignificance of the results of operations of OccuLogix from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix effective April 1, 2006 and has accounted for its investment in OccuLogix under the equity method since that date. The Company owned approximately 41% of OccuLogix Inc. as of December 31, 2006 due to additional issuances of shares by OccuLogix since April 2006.
     The Company’s strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During 2006, the Company paid a total of approximately $8 million to acquire or invest in several entities, none of which were individually greater than $5 million.
CRITICAL ACCOUNTING POLICIES
     IMPAIRMENT OF GOODWILL
     The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires the Company to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 requires the Company to determine the fair value of its reporting units. Because quoted market prices do not exist for the Company’s reporting units, the Company uses the present value of expected future cash flows to estimate fair value. Management must make significant estimates and assumptions about future conditions to estimate future cash flows. If these estimates or their related assumptions change in the future, including general economic and competitive conditions, the Company may be required to record impairment charges related to these assets.
     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company accounts for its long-lived assets in accordance with SFAS No. 144, which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on many factors including general and economic conditions and are subject to change. A change in these assumptions could result in material charges to income.
     RECOVERABILITY OF DEFERRED TAX ASSETS
     The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the income tax bases of such assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized. In assessing the adequacy of the valuation allowances, the Company considers the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. At December 31, 2006, the Company had valuation allowances of $110.0 million to offset deferred tax assets of $117.2 million. The valuation allowances were based on the uncertainty of the realizability of certain deferred tax assets. During 2006, the Company determined it is more likely than not it will be able to use certain deferred tax assets in the future in excess of its net carrying value and reduced the valuation allowance by $7.2 million. Of this amount, $5.3 million increased net income and $1.9 million decreased goodwill.
     ACCRUAL OF MEDICAL MALPRACTICE CLAIMS
     The nature of the Company’s business is such that it is subject to medical malpractice lawsuits. To mitigate a portion of this risk, the Company maintains insurance in the United States for individual malpractice claims with a deductible of $250,000 per claim and a total annual aggregate deductible of $15 million. Management and the Company’s insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company has recorded reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settled claims is higher than the Company’s historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.
RISK FACTORS
     See “Item 1A — Risk Factors.”
YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005
     Total revenues for the year ended December 31, 2006 were $281.8 million, an increase of $21.8 million, or 8% over revenues of $260.0 million for the year ended December 31, 2005. This increase was primarily due to a 6% increase in refractive revenues and a 13% increase in other healthcare services revenues.
     Revenues from the refractive segment for the year ended December 31, 2006 were $198.7 million, an increase of $12.1 million or 6% from revenues of $186.6 million for the year ended December 31, 2005. Refractive revenues increased primarily as a result of an increased mix of higher priced procedures, primarily Custom LASIK and Intralase, and an increase in center procedures, offset in part by a decrease in access procedures.
     Revenues from centers for the year ended December 31, 2006 were $161.5 million, an increase of $11.3 million or 8% from revenues of $150.2 million for the year ended December 31, 2005. The increase in revenues from centers was primarily due to an increased mix of higher priced procedures, which accounted for approximately $10.7 million of the revenue increase. The remaining increase was due to a 0.4% increase in center procedures. For the year ended December 31, 2006, the number of majority-owned center procedures was approximately 101,400, an increase of 400 from procedures of 101,000 for the year ended December 31, 2005.
     Revenues from access services for the year ended December 31, 2006 were $37.2 million, an increase of $0.7 million from revenues of $36.5 million for the year ended December 31, 2005. The increase in access revenues was largely due to higher average pricing, which accounted for an increase in access revenues of approximately $3.3 million, partially offset by a decrease in access procedures, which accounted for a decrease in revenues of approximately $2.6 million. For the year ended December 31, 2006, the number of access procedures was approximately 67,200, a decrease of 4,600 or 7% from access procedures of 71,800 for the year ended December 31, 2005.
     Revenues from other healthcare services for the year ended December 31, 2006, were $83.1 million, an increase of $9.7 million or 13% from revenues of $73.4 million for the year ended December 31, 2005. Approximately 29% of total revenues for the year ended December 31, 2006 were derived from other healthcare services, compared to 28% for the year ended December 31, 2005. The increase in other healthcare services revenues included a $3.3 million increase from the mobile cataract segment primarily due to increased procedure volume. The increase also included a $3.2 million increase from the optometric franchising segment and a $5.0 million increase from the other non-refractive businesses due in part to entities acquired during 2005. These increases were partially offset by a $1.8 million decrease from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006.
     The cost of refractive revenues (excluding amortization expense) for the year ended December 31, 2006 was $142.5 million, an increase of $9.0 million, or 7% over the cost of refractive revenues of $133.5 million for the year ended December 31, 2005. This increase was primarily attributable to higher costs per procedure related to higher priced procedures, partially offset by a decrease in total refractive procedures. Gross margins for the refractive business as a whole remained consistent at approximately 28% during the years ended December 31, 2006 and 2005.
     The cost of revenues (excluding amortization expense) from centers for the year ended December 31, 2006 was $114.6 million, an increase of $8.1 million or 8% from cost of revenues of $106.5 million for the year ended December 31, 2005. This increase was primarily attributable to $7.6 million of higher costs primarily associated with higher priced procedures and costs from centers acquired or opened within the past year. The remaining increase was due to a 0.4% increase in center procedures. Gross margins for centers remained consistent at 29% during the years ended December 31, 2006 and 2005.
     The cost of revenues (excluding amortization expense) from access services for the year ended December 31, 2006 was $27.9 million, an increase of $0.9 million or 4% from cost of revenues of $27.0 million for the year ended December 31, 2005. This increase was primarily attributable to $2.9 million of higher costs primarily associated with higher priced procedures. Higher costs were partially offset by a decrease in access procedures, which accounted for a decrease in cost of revenues of approximately $2.0 million. Gross margins decreased to 25% during the year ended December 31, 2006 from

26% in the prior year period due in part to a higher percentage of total access procedures generated from the less profitable fixed site business.
     The cost of revenues (excluding amortization expense) from other healthcare services for the year ended December 31, 2006 was $52.5 million, an increase of $5.2 million or 11% from cost of revenues of $47.3 million for the year ended December 31, 2005. Consistent with increases in revenues, the increase in cost of revenues for the year ended December 31, 2006 included a $2.5 million increase from the mobile cataract segment, a $0.5 million increase from the optometric franchising segment and a $4.3 million increase from the other non-refractive businesses. These increases were partially offset by a $2.1 million decrease from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006. For the year ended December 31, 2006, gross margins increased to 37% from 36% for the prior year period. Excluding the impact of the AMD segment, gross margins remained consistent at 39%.
     General and administrative expenses decreased to $34.6 million for the year ended December 31, 2006 from $36.5 million for the year ended December 31, 2005. The decrease of $1.9 million or 5% during the period included a $7.1 million decrease from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006. This decrease was partially offset by a $1.9 million increase from businesses acquired or opened within the past year, $0.8 million of additional stock-based compensation, excluding the AMD segment, $1.2 million of additional professional fees and $1.1 million of additional depreciation expense.
     Marketing expenses increased to $27.8 million for the year ended December 31, 2006 from $21.7 million for the year ended December 31, 2005. The $6.1 million or 28% increase was primarily due to $5.2 million of marketing expenses from businesses acquired or opened within the past year and $0.8 million related to direct-to-consumer marketing expenses in certain markets.
     Research and development, clinical and regulatory expenses decreased to $1.5 million for the year ended December 31, 2006 from $5.3 million for the year ended December 31, 2005. Research and development, clinical and regulatory expenses were incurred by OccuLogix as it conducted clinical trials related to its rheopheresis application to the FDA. The decrease was due to the deconsolidation of OccuLogix in the second quarter of 2006.
     Amortization expense decreased to $3.5 million for the year ended December 31, 2006 from $4.0 million for the year ended December 31, 2005. This decrease was primarily due to certain intangible assets that were fully amortized during the year ended December 31, 2005.
     During the year ended December 31, 2006, the Company recognized an impairment loss of $4.1 million associated with an ambulatory surgery center since the carrying amount of the reporting unit was greater than the fair value of the reporting unit as determined using the expected present value of future cash flows. There was no such impairment during the year ended December 31, 2005.
     Other operating expenses, net increased to $0.9 million for the year ended December 31, 2006 from $0.8 million for the year ended December 31, 2005. For the year ended December 31, 2006, other operating expenses primarily included $0.8 million of severance accruals recorded at OccuLogix during the first quarter of 2006, $0.3 million of net write-downs in the fair values of fixed assets and long-term liabilities and $0.5 million of center closing costs and severance accruals. These expenses were partially offset by a $0.3 million reimbursement received under a previous research and development arrangement and $0.3 million of gain on sales and issuances of subsidiary stock. For the year ended December 31, 2005, other operating expenses, net primarily included $1.0 million of center closing costs and $0.9 million of net write-downs of the fair values of intangibles and long-term liabilities partially offset by $0.4 million of miscellaneous income, a $0.3 million gain on the sale of a subsidiary and a $0.3 million reimbursement received under a previous research and development arrangement.
     During the year ended December 31, 2006, the Company recorded a $1.4 million gain on the sale of 0.8 million shares of OccuLogix’s common stock. There was no such sale of OccuLogix’s common stock during the year ended December 31, 2005.
     Interest income decreased to $2.3 million for the year ended December 31, 2006 from $4.3 million for the year ended December 31, 2005. This $2.0 million decrease was due to a $1.2 million decrease from the AMD segment, a result of deconsolidating OccuLogix in the second quarter of 2006, and a $0.8 million decrease due to a decrease in the Company’s cash and cash equivalents and short-term investment balances.
     Minority interest expense increased to $7.0 million for the year ended December 31, 2006 from $1.3 million for the year ended December 31, 2005. This $5.7 million increase included a $4.3 million increase from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006. The remaining increase was primarily due to a $1.2 million increase from the Company’s optometric franchising segment due to increased profitability.

     Losses from equity investments were $2.6 million for the year ended December 31, 2006 as compared to earnings of $2.5 million for the year ended December 31, 2005. This $5.1 million decrease included a $5.8 million decrease from the AMD segment due to the Company accounting for its investment in OccuLogix under the equity method beginning in the second quarter of 2006. This decrease was partially offset by an increase in earnings from the Company’s other equity investments, including two ASCs in which the Company acquired a minority ownership in the fourth quarter of 2005.
     For the year ended December 31, 2006, the Company recognized an income tax benefit of $4.4 million. This benefit included a $0.9 million benefit related to prior periods for a change in estimate based on the results of a comprehensive IRC Section 382 study that was completed during the second quarter of 2006. It also includes a $5.3 million reversal of deferred tax valuation allowances and a $1.5 million benefit from an interest expense deduction analysis completed during the fourth quarter of 2006. For the year ended December 31, 2005, the Company recognized income tax expense of $6.7 million.
     Net income for the year ended December 31, 2006 increased to $11.5 million or $0.17 per diluted share from $8.1 million or $0.11 per diluted share for the year ended December 31, 2005. This increase includes a $11.1 million change in income taxes as previously discussed. Excluding the impact of the AMD segment, net income increased to $18.7 million or $0.27 per diluted share for the year ended December 31, 2006 from $16.0 million or $0.22 per diluted share for the prior year period.
YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004
     Total revenues for the year ended December 31, 2005 were $260.0 million, an increase of $12.8 million, or 5% over revenues of $247.2 million for the year ended December 31, 2004. This increase was due to a 2% increase in refractive revenues and a 13% increase in other healthcare services revenues.
     Revenues from the refractive segment for the year ended December 31, 2005 were $186.6 million, an increase of $4.2 million or 2% from revenues of $182.4 million for the year ended December 31, 2004. Refractive revenues increased as a result of an increased mix of higher priced procedures, primarily Custom LASIK, and an increase in center procedures, offset in part by a decrease in access procedures.
     Revenues from centers for the year ended December 31, 2005 were $150.2 million, an increase of $8.4 million or 6% from revenues of $141.8 million for the year ended December 31, 2004. The increase in revenues from centers was primarily due to an increased mix of higher priced procedures, which accounted for approximately $5.5 million of the revenue increase. The remaining increase was due to a 2% increase in center procedures. For the year ended December 31, 2005, majority-owned center procedures were approximately 101,000, an increase of 2,000 from procedures of 99,000 for the year ended December 31, 2004.
     Revenues from access services for the year ended December 31, 2005 were $36.5 million, a decrease of $4.2 million from revenues of $40.7 million for the year ended December 31, 2004. The decrease in access revenues was primarily due to a decrease in access procedures. For the year ended December 31, 2005, access procedures were approximately 71,800, a decrease of 8,900 or 11% from access procedures of 80,700 for the year ended December 31, 2004.
     Revenues from other healthcare services for the year ended December 31, 2005, were $73.4 million, an increase of $8.6 million or 13% from revenues of $64.8 million for the year ended December 31, 2004. Approximately 28% of total revenues for the year ended December 31, 2005 were derived from other healthcare services compared to 26% for the year ended December 31, 2004. The increase in other healthcare services revenues included a $4.7 million increase from the mobile cataract segment due to increased procedure volume and businesses acquired. It also included a $3.3 million increase from the optometric franchising segment due to growth in the number of franchisees and a $1.0 million increase from the AMD segment. These increases were partially offset by a $0.4 million decrease from the other non-refractive businesses due in part to the sale of Aspen in the first quarter of 2005.
     The cost of refractive revenues (excluding amortization expense) for the year ended December 31, 2005 was $133.5 million, an increase of $3.2 million, or 2% over the cost of refractive revenues of $130.3 million for the year ended December 31, 2004. This increase was primarily attributable to higher costs per procedure partially offset by a decrease in total refractive procedures. Gross margins for the refractive business as a whole remained consistent at 29% during the years ended December 31, 2005 and 2004.
     The cost of revenues (excluding amortization expense) from centers for the year ended December 31, 2005 was $106.5 million, an increase of $5.1 million or 5% from cost of revenues of $101.4 million for the year ended December 31, 2004. This increase was primarily attributable to $3.0 million of higher costs associated with higher priced procedures and costs from centers acquired or opened within the past year. The remaining increase was due to a 2% increase in center procedures. Gross margins from centers were 29% for the year ended December 31, 2005, increasing less than 1% from gross margins for the year ended December 31, 2004.
     The cost of revenues (excluding amortization expense) from access services for the year ended December 31, 2005 was $27.0 million, a decrease of $1.9 million or 7% from cost of revenues of $28.9 million for the year ended December 31, 2004. This decrease was primarily attributable to a decrease in access procedures, which accounted for a decrease in cost of revenues of approximately $3.3 million. Higher costs primarily associated with higher priced procedures partially offset the decrease. Gross margins from access services decreased to 26% for the year ended December 31, 2005 from 29% during the year ended December 31, 2004. This margin percentage decrease was primarily due to lower procedure volumes and lower margins associated with higher priced procedures.
     The cost of revenues (excluding amortization expense) from other healthcare services for the year ended December 31, 2005 was $47.3 million, an increase of $6.9 million or 17% from cost of revenues of $40.4 million for the year ended December 31, 2004. Consistent with increases in revenues, the increase in cost of revenues includes a $2.8 million increase from the mobile cataract segment, a $2.2 million increase from the optometric franchising segment and a $2.7 million increase from the AMD segment, which includes a $2.0 million provision for OccuLogix’s inventory. These increases were partially offset by a $0.8 million decrease from the other non-refractive businesses due to the sale of Aspen in the first quarter of 2005. Gross margins decreased to 36% from 38% due principally to the $2.0 million provision for OccuLogix’s inventory.
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
     During the year ended December 31, 2004, the Company recorded a $25.8 million gain on the sale of 2.3 million shares of OccuLogix’s common stock. There was no such sale of OccuLogix’s common stock during the year ended December 31, 2005.
     Interest income increased to $4.3 million for the year ended December 31, 2005 from $2.0 million for the year ended December 31, 2004. This $2.3 million increase included a $1.5 million increase as a result of consolidating the operations of OccuLogix for 2005 (began consolidating in December 2004). The remaining $0.8 million increase was due to an increase in the Company’s cash and cash equivalents and short-term investments balances as well as higher rates of return.
     Interest expense decreased to $1.7 million for the year ended December 31, 2005 from $2.6 million for the year ended December 31, 2004. This $0.9 million decrease was due to declining debt and capital lease obligations.

     Minority interest expense decreased to $1.3 million for the year ended December 31, 2005 from $7.0 million for the year ended December 31, 2004. This $5.7 million decrease included a $6.6 million decrease due to consolidating the results of operations of OccuLogix for 2005 (began consolidating in December 2004) partially offset by a $0.9 million increase from the Company’s other business segments.
     Earnings from equity investments increased to $2.5 million for the year ended December 31, 2005 from $2.1 million for the year ended December 31, 2004. This $0.4 million increase was primarily due to a $0.7 million increase in earnings from an ASC that was acquired in December 2004.
     Income tax expense increased to $6.7 million for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004. This $4.9 million increase was primarily a result of the nature of the Company’s net operating loss carryforwards that were utilized in 2005 compared to those utilized in 2004. During 2005, the Company principally reversed deferred tax valuation allowances to goodwill and equity compared to income tax benefit in 2004. The income tax expense increase of $4.9 million is primarily a non-cash increase.
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
LIQUIDITY AND CAPITAL RESOURCES
     During the year ended December 31, 2006, the Company continued to focus its activities primarily on increasing refractive, center and other healthcare revenues and volumes through internal growth and acquisitions and controlling operating costs. Cash and cash equivalents and short-term investments were $40.5 million at December 31, 2006 compared to $69.9 million at December 31, 2005. This decrease was primarily due to a $41.3 million decrease from the AMD segment that was mainly a result of the deconsolidation of OccuLogix in the second quarter of 2006 partially offset by cash generated from the Company’s other reportable segments. Working capital at December 31, 2006 decreased to $40.0 million from $66.9 million at December 31, 2005. This decrease was primarily due to a $44.5 million decrease from the AMD segment that was mainly a result of the deconsolidation of OccuLogix partially offset by increases in working capital from the Company’s other reportable segments.
     The Company’s principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments. Normal operating expenses include doctors’ compensation, procedure royalty fees, procedure medical supply expenses, travel and entertainment, professional fees, insurance, rent, equipment maintenance, wages, utilities and marketing.
     During the year ended December 31, 2006, the Company invested $11.5 million in fixed assets and received vendor financing for an additional $11.1 million, primarily Intralase and new equipment related to the growth of the mobile cataract business.
     As new technologies emerge in the refractive market, the Company may need to upgrade its equipment, including excimer lasers and flap-making technology. The Company has access to vendor financing at fixed interest rates and expects to continue to have access to this financing option for at least the next 12 months.

     As of December 31, 2006, the Company had contractual obligations relating to long-term debt, operating leases for rental of office space, inventory purchases and marketing contracts requiring future minimum payments aggregating to $72.1 million. Future minimum payments are as follows:

	PAYMENTS DUE BY PERIOD
		LESS		MORE
		THAN 1	1 TO 3	THAN 3
CONTRACTUAL OBLIGATIONS	TOTAL	YEAR	YEARS	YEARS
Long-term debt	$23,433	$8,311	$8,153	$6,969
Operating leases	28,342	7,338	10,674	10,330
Inventory purchases	16,300	3,600	12,700	—
Marketing contracts	4,000	2,000	2,000	—

Total	$72,075	$21,249	$33,527	$17,299

     On April 11, 2006, the Company sold 0.8 million shares of OccuLogix common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned approximately 49% of OccuLogix. Due to the insignificance of the results of operations of OccuLogix from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix effective April 1, 2006 and has accounted for its investment in OccuLogix under the equity method since that date. The Company owned approximately 41% of OccuLogix’s outstanding common stock as of December 31, 2006 due to additional issuances of shares by OccuLogix since April 2006.
     In November 2003, the Company obtained a $15 million line of credit from GE Healthcare Financial Services. This loan is secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and a general lien on most other U.S. assets. As of December 31, 2006, the Company did not have any borrowings drawn under the line of credit and had an available unused line of $15 million.
     The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company’s anticipated level of operations and expansion plans for the next 12 to 18 months.
CASH FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $33.5 million for the year ended December 31, 2006. The cash flows provided by operating activities during the year ended December 31, 2006 were primarily due to net income of $11.5 million plus non-cash items including depreciation and amortization of $16.4 million, impairment of goodwill of $4.1 million, losses from equity investments of $2.6 million, minority interest expense of $7.0 million, net write-downs of assets and liabilities of $1.9 million and compensation expense of $1.4 million. These cash flows were offset by an increase in net operating assets of $4.4 million, deferred taxes of $5.3 million and gains on sales and issuances of subsidiary stock of $1.8 million. The increase in net operating assets included a $3.2 million increase in prepaid expenses, inventory and other current assets due primarily to increases in inventory levels and notes receivable related to equipment leases. It also included a $1.9 million decrease in accounts payable and accrued liabilities due in part to lower compensation accruals. These increases in net operating assets were partially offset by a $0.6 million decrease in accounts receivable due to lower year over year revenue from certain other healthcare entities in the month of December. Excluding the impact of the AMD segment, net cash provided by operating activities would have been $38.3 million for the year ended December 31, 2006.
CASH FROM INVESTING ACTIVITIES
     Net cash used in investing activities was $22.2 million for the year ended December 31, 2006. The cash used in investing activities primarily related to the $14.8 million cash balance of OccuLogix that was deconsolidated in connection with the Company’s sale of OccuLogix stock in the second quarter of 2006. The cash used in investing activities also included capital expenditures of $11.5 million and acquisitions and investments of $7.8 million. These cash outflows were partially offset by net proceeds from the sales and purchases of short-term investments of $4.9 million, distributions and loan payments received from equity investments of $3.6 million, proceeds from sales of subsidiary stock of $2.5 million, proceeds from the sales of fixed assets of $0.7 million and a reimbursement of a previous research and development arrangement of $0.3 million. Excluding the impact of the AMD segment, cash used in investing activities would have been $19.5 million for the year ended December 31, 2006.

CASH FROM FINANCING ACTIVITIES
     Net cash used in financing activities was $14.1 million for the year ended December 31, 2006. Net cash used in financing activities during the year ended December 31, 2006 was primarily due to $6.5 million for the repayment of certain notes payable and capitalized lease obligations and $9.2 million distributed to minority interests resulting from profits at certain of the Company’s business units. These cash outflows were offset by $1.2 million in proceeds from issuances of TLCVision and OccuLogix stock and $0.4 million in proceeds from debt financing. Excluding the impact of the AMD segment, net cash used in financing activities would have been $12.1 million for the year ended December 31, 2006.
NEW ACCOUNTING PRONOUNCEMENTS
     For a discussion on prospective accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies,” in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this report.
RECENT DEVELOPMENTS
     For a discussion on recent developments, see Note 24, “Subsequent Events,” in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this report.
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
     During the year ended December 31, 2006, the Board of Directors had an Audit Committee consisting of four non-management directors. The committee met with management and the auditors to review any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the report of independent registered public accounting firm prior to the submission of the financial statements to the Board of Directors for final approval.
     The financial information throughout the text of this Annual Report is consistent with the information presented in the financial statements.
     The Company’s accounting procedures and related systems of internal control are designed to provide reasonable assurance that its assets are safeguarded and its financial records are reliable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of TLC Vision Corporation
     We have audited the accompanying consolidated balance sheets of TLC Vision Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TLC Vision Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for depreciation and stock-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TLC Vision Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion.

St. Louis, Missouri	/s/ ERNST & YOUNG LLP
March 5, 2007

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Revenues:
Refractive:
Centers	$161,514	$150,168	$141,782
Access	37,186	36,453	40,659
Other healthcare services	83,126	73,404	64,806

Total revenues	281,826	260,025	247,247

Cost of revenues (excluding amortization expense shown below):
Refractive:
Centers	114,575	106,476	101,440
Access	27,949	26,974	28,863
Other healthcare services	52,525	47,275	40,435

Total cost of revenues (excluding amortization expense shown below)	195,049	180,725	170,738

Gross profit	86,777	79,300	76,509

General and administrative	34,621	36,497	26,866
Marketing and sales	27,792	21,714	18,705
Research and development, clinical and regulatory	1,475	5,250	1,825
Amortization of intangibles	3,484	4,039	4,098
Impairment of goodwill	4,087	—	—
Other expenses, net	874	769	940

	72,333	68,269	52,434

Operating income	14,444	11,031	24,075

Gain on sale of OccuLogix, Inc. stock	1,450	—	25,792
Interest income	2,330	4,280	1,954
Interest expense	(1,455)	(1,737)	(2,617)
Minority interests	(7,022)	(1,343)	(6,953)
Earnings (losses) from equity investments	(2,636)	2,545	2,057

Income before income taxes	7,111	14,776	44,308
Income tax benefit (expense)	4,408	(6,657)	(1,834)

Net income	$11,519	$8,119	$42,474

Earnings per share — basic	$0.17	$0.12	$0.62

Earnings per share — diluted	$0.17	$0.11	$0.60

Weighted-average number of common shares outstanding — basic	68,907	69,721	68,490

Weighted-average number of common shares outstanding — diluted	69,580	71,380	71,088

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$28,917	$31,729
Short-term investments	11,575	38,213
Accounts receivable, net	19,315	20,583
Deferred tax asset	7,153	—
Prepaid expenses, inventory and other	13,911	17,123

Total current assets	80,871	107,648

Restricted cash	1,035	975
Investments and other assets, net	38,857	19,838
Goodwill	96,148	99,402
Other intangible assets, net	20,503	24,021
Fixed assets, net	56,888	49,159

Total assets	$294,302	$301,043

LIABILITIES
Current liabilities:
Accounts payable	$12,314	$11,031
Accrued liabilities	20,231	24,453
Current maturities of long-term debt	8,311	5,268

Total current liabilities	40,856	40,752

Other long-term liabilities	4,442	3,427
Long-term debt, less current maturities	15,122	12,665
Minority interests	14,583	35,794

Total liabilities	75,003	92,638

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	450,133	450,703
Option and warrant equity	1,806	1,861
Accumulated deficit	(232,640)	(244,159)

Total stockholders’ equity	219,299	208,405

Total liabilities and stockholders’ equity	$294,302	$301,043

See notes to consolidated financial statements.
Approved on behalf of the Board:

/s/ JAMES C. WACHTMAN	/s/ WARREN S. RUSTAND

James C. Wachtman, Director	Warren S. Rustand, Director

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$11,519	$8,119	$42,474
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,392	16,353	17,681
Write-offs (reimbursements) of investments in research and development arrangements	(300)	(300)	849
Deferred taxes	(5,241)	5,067	1,234
Minority interests	7,022	1,343	6,953
Gain on sales and issuances of subsidiary stock	(1,799)	—	(25,792)
Gain on sales of subsidiaries	—	(319)	(1,143)
Losses (earnings) from equity investments	2,636	(2,545)	(2,057)
Loss (gain) on sales and disposals of fixed assets	140	(92)	839
Non-cash compensation expense	1,444	1,438	484
Write-down of OccuLogix inventory	1,625	1,982	—
Adjustments to the fair values of long-lived assets and liabilities	294	888	(1,206)
Impairment of goodwill	4,087	—	—
Other	84	182	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	632	(2,956)	(1,449)
Prepaid expenses, inventory and other current assets	(3,165)	(3,873)	(1,801)
Accounts payable and accrued liabilities	(1,882)	(2,761)	(1,706)

Cash from operating activities	33,488	22,526	35,360

INVESTING ACTIVITIES
Purchases of fixed assets	(11,493)	(8,321)	(5,191)
Proceeds from sales of fixed assets	681	1,779	1,565
Proceeds from divestitures of investments and subsidiaries, net	—	3,430	729
Proceeds from sale of subsidiary stock, net	2,456	—	25,792
Distributions and loan payments received from equity investments	3,613	3,039	2,518
Reimbursements from (investments in) research and development arrangements	300	300	(849)
Acquisitions and equity investments	(7,839)	(67,573)	(10,067)
OccuLogix, Inc. cash balance at time of deconsolidation	(14,814)	—	—
Proceeds from sales of short-term investments	10,325	129,750	8,353
Purchases of short-term investments	(5,425)	(57,095)	(111,055)
Other	(12)	13	60

Cash from investing activities	(22,208)	5,322	(88,145)

FINANCING ACTIVITIES
Restricted cash movement	(60)	(43)	444
Proceeds from debt financing	441	1,992	—
Principal payments of debt financing and capital leases	(6,479)	(9,504)	(13,669)
Distributions to minority interests	(9,197)	(8,440)	(7,216)
Purchases of treasury stock	—	(15,868)	—
Proceeds from issuances of OccuLogix, Inc. stock, net and cash acquired upon consolidation	233	329	59,850
Proceeds from issuances of common stock	970	1,980	25,231

Cash from financing activities	(14,092)	(29,554)	64,640

Net increase (decrease) in cash and cash equivalents during the period	(2,812)	(1,706)	11,855
Cash and cash equivalents, beginning of period	31,729	33,435	21,580

Cash and cash equivalents, end of period	$28,917	$31,729	$33,435

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	COMMON STOCK			TREASURY STOCK
			OPTION
			AND`
			WARRANT			ACCUMULATED
	SHARES	AMOUNT	EQUITY	SHARES	AMOUNT	DEFICIT	TOTAL
Balance December 31, 2003	65,756	$397,878	$8,143	—	$—	$(294,752)	$111,269

Shares issued as part of the employee share purchase plan and 401(k) plan	131	532					532
Exercise of stock options	4,199	29,496	(4,797)				24,699
Options expired or forfeited		582	(582)				—
Variable stock option expense			108				108
Value of shares issued upon meeting certain earnings criteria		389					389
Issuance of subsidiary stock		30,082					30,082
Net income and comprehensive income						42,474	42,474

Balance December 31, 2004	70,086	$458,959	$2,872	—	$—	$(252,278)	$209,553

Shares issued as part of the employee share purchase plan and 401(k) plan	63	486					486
Exercise of stock options	709	2,935	(1,003)				1,932
Options expired or forfeited		8	(8)				—
Escrow shares returned to the Company	(171)						—
Purchases of treasury stock				(2,000)	(15,868)		(15,868)
Retirement of treasury stock	(2,000)	(15,868)		2,000	15,868		—
Value of shares issued upon meeting certain earnings criteria		181					181
Shares issued as part of acquisition	4	24					24
Reversal of deferred tax asset valuation allowance for excess stock-based compensation tax deductions		3,116					3,116
Stock based compensation		600					600
Changes in subsidiaries’ stockholders’ equity		262					262
Net income and comprehensive income						8,119	8,119

Balance December 31, 2005	68,691	$450,703	$1,861	—	$—	$(244,159)	$208,405

Shares issued as part of the employee share purchase plan and 401(k) plan	142	740					740
Exercise of stock options	258	647	(50)				597
Options expired or forfeited		5	(5)				—
Adjustment of utilized net operating loss carryforwards		(3,116)					(3,116)
Stock based compensation		983					983
Changes in subsidiaries’ stockholders’ equity		171					171
Net income and comprehensive income						11,519	11,519

Balance December 31, 2006	69,091	$450,133	$1,806	—	$—	$(232,640)	$219,299

See notes to consolidated financial statements.

TLC VISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
1. NATURE OF OPERATIONS
     TLC Vision Corporation and its subsidiaries (“TLCVision” or the “Company”) is a diversified healthcare services company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care segment. The majority of the Company’s revenues come from refractive surgery, which involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company’s business models include arrangements ranging from owning and operating fixed site centers to providing access to lasers through fixed site and mobile service relationships. In addition to refractive surgery, the Company is diversified into other eye care businesses. Through its MSS subsidiary, the Company furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services. Through its OR Partners and Michigan subsidiaries, TLCVision develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company also owns a 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. In 2002, the Company formed a joint venture with OccuLogix, Inc. (formerly Vascular Sciences Corporation) to create OccuLogix, L.P., a partnership focused on specific eye diseases including dry age-related macular degeneration (“AMD”), glaucoma and dry-eye.
     On December 8, 2004, the Company exchanged its 50% interest in OccuLogix L.P. for a 50% interest in OccuLogix, Inc. In connection therewith, the Company converted its Series B preferred stock and convertible grid debentures into common shares of OccuLogix, Inc. After the exchange and conversion, the Company owned 65.8% of the outstanding common shares of OccuLogix, Inc. (“OccuLogix”). As a result of the exchange, OccuLogix L.P. became a wholly-owned subsidiary of OccuLogix. The Company accounted for the exchange at historical cost. Immediately after the exchange, OccuLogix completed an initial public offering (“IPO”) whereby OccuLogix sold 5.6 million shares of its common stock at $12 per share. Because the IPO price exceeded the per share carrying amount of the Company’s investment in OccuLogix, the Company’s equity ownership in OccuLogix after the IPO exceeded its equity ownership before the IPO by $30.1 million. In accordance with Staff Accounting Bulletin No. 84, the Company accounted for the excess as an equity transaction. In connection with the IPO, TLCVision sold 2.3 million shares of its OccuLogix common stock at $12 per share and recorded a gain of $25.8 million. The Company has included the results of operations of OccuLogix in its consolidated statement of operations for the periods from December 8, 2004 through March 31, 2006.
     In April 2006, TLCVision sold 0.8 million shares of its OccuLogix common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned less than 50% of OccuLogix. Effective April 1, 2006, the Company deconsolidated OccuLogix and began accounting for its investment in OccuLogix under the equity method. At December 31, 2006, the Company owns 20.7 million shares or 41% of OccuLogix’s common stock.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.
Variable Interest Entities
     The Company consolidates physician practices that are managed but not owned by the Company because the Company is the primary beneficiary. The consolidation of the physician practices results in an increase in revenues and cost of revenues for refractive centers, however it has no material impact on total assets, gross profit or operating income and no impact on net income.
Cash and Cash Equivalents
     Cash and cash equivalents include highly liquid short-term investments with original maturities of 90 days or less.

Short-Term Investments
     As of December 31, 2006 and 2005, short-term investments include auction rate securities, which are available to support the Company’s current operations. These investments are classified as available-for-sale securities and are recorded at fair value. There are no unrealized gains or losses associated with these auction rate securities due to the short time period between interest rate reset dates. All of the auction rate securities have contractual maturities of more than five years.
Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in first-out basis.
Investments
     The Company has certain investments in equity securities. Investments are accounted for using the equity method if the Company has significant influence, but not control, over an investee. All other equity investments, in which the Company does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments that do not have a quoted market price (non-marketable equity securities) are carried at cost and are adjusted only for other than temporary declines in fair value and additional investment activity. For investments in public companies (marketable equity securities), the Company classifies its investments as available-for-sale and, accordingly, records these investments at fair value with unrealized gains and losses included in accumulated other comprehensive income, unless a decline in fair value is determined to be other than temporary, in which case the unrealized gains and losses are recognized in earnings.
Fixed Assets
     Fixed assets are recorded at cost or the present value of future minimum lease payments for assets under capital lease. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on the straight-line basis and at rates intended to represent the assets productive lives as follows:

Buildings	- 40 years
Computer equipment and software	- three to four years
Furniture, fixtures and equipment	- seven years
Laser and medical equipment	- five to seven years
Leasehold improvements	- shorter of useful life or initial term of the lease
Vehicles and other	- five years
     Prior to January 1, 2006, the Company recorded depreciation using the 25% declining balance method for certain fixed asset categories (see Note 3).
Goodwill
     The Company tests for impairment at least annually and more frequently if changes in circumstances or events indicate that it is more likely than not that impairment has occurred. The Company’s annual impairment test date is November 30.
Other Intangible Assets
     Other intangible assets consist primarily of practice management agreements (“PMAs”), deferred contract rights, and tradenames. PMAs represent the cost of obtaining the exclusive right to manage eye care centers and secondary care centers in affiliation with the related physician group during the term of the respective agreements. Deferred contract rights represent the value of contracts with affiliated doctors to provide basic access and service. Tradenames represent the value associated with the name of an entity that was acquired by the Company. All identifiable intangibles with a finite life are amortized using the straight-line method over the respective estimated useful lives.
Long-Lived Assets
     The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset group may not be recoverable.

Medical Malpractice Accruals
     To mitigate a portion of the risk associated with medical malpractice lawsuits, the Company maintains insurance for individual malpractice claims with a deductible of $250,000 per claim and a total annual aggregate deductible of $15 million. The Company and its insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company records reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settled claims is higher than the Company’s historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.
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
     The Company’s other healthcare services revenues principally include cataract equipment access and service fees on a per procedure basis, management fees from cataract and secondary care practices and optometric franchising services. Revenues from other healthcare services are recognized as the service is rendered or when the procedure is performed.
Cost of Revenues
     Included in cost of revenues are the laser fees payable to laser manufacturers for royalties, use and maintenance of the lasers, variable expenses for consumables, financing costs, facility fees as well as center costs associated with personnel and facilities depreciation.
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
Foreign Currency Exchange
     The functional currency of the Company’s Canadian operations is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in Canadian dollars and remeasured into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenues and expenses are remeasured into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net income.
Earnings Per Share
     Basic earnings per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

Contingent Consideration
     When the Company enters into agreements that provide for contingent consideration based on certain predefined targets being met, an analysis is made to determine whether the contingent consideration represents an additional purchase price obligation or is deemed to be compensation expense. The accounting treatment if the consideration is determined to be an additional purchase price payment is to increase the value assigned to the net assets acquired. Where the contingent consideration is deemed to be compensation, the expense is reflected as an operating expense in the periods that the service is rendered.
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
Reclassifications
      Certain reclassifications of prior year presentations have been made to conform to the 2006 presentation.
Prospective Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, and the cumulative effect of the new standard will be recorded as an adjustment to retained earnings. The impact of the adoption of FIN 48 is not expected to have a material impact on the Company’s financial position.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how fair value should be measured when required for recognition or disclosure purposes under GAAP. It also establishes a fair value hierarchy and will require expanded disclosures on fair value measurements. SFAS 157 is effective for the Company beginning 2008. The Company has not completed assessing the impact that SFAS 157 will have on its consolidated financial statements.
3. ACCOUNTING CHANGES
Depreciation Method
     On January 1, 2006, the Company changed its depreciation policy for the following asset classifications: furniture, fixtures and equipment; laser and medical equipment; and vehicles and other. The Company changed to the straight-line depreciation method from the 25% declining balance method for these assets. The change was reflected prospectively in the Company’s financial statements both for new assets acquired after January 1, 2006 and for assets previously held from that date forward. Management’s decision to change was based on its judgment that straight-line depreciation provides a better method of reflecting the pattern of consumption of the assets being depreciated over their estimated useful lives given their characteristics and usage patterns. The Company has determined that the design and durability of these assets diminishes ratably over time, and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives on a straight-line basis. During the year ended December 31, 2006, the change decreased depreciation expense by approximately $0.8 million ($0.7 million after tax or $0.01 per basic and diluted share).
Stock-based Compensation
     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” (“Statement 123(R)”) effective January 1, 2006, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Under Statement 123(R), pro forma disclosure is no longer permitted.
     Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, stock-based compensation has been included in pro forma disclosures in the financial statement footnotes in prior periods.
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
     Total stock-based compensation for the year ended December 31, 2006 was $1.4 million. In connection with its adoption of Statement 123(R), the Company recorded $1.0 million ($0.9 million after tax or $0.01 per basic and diluted share) for TLCVision stock options and its Employee Share Purchase Plan. Total stock-based compensation also includes $0.2 million ($0.1 million after minority interests and tax or less than $0.01 per basic and diluted share) of stock-based compensation expense recorded by OccuLogix in connection with its adoption of Statement 123(R) prior to the Company deconsolidating OccuLogix. The Company also recorded stock-based compensation of $0.2 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively, for the value of stock issued in connection with the Company’s 401(k) matching program.
     As of December 31, 2006, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $4.3 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires December 2010 for certain options. The weighted-average expense period for non-vested employee awards is 3.5 years.
     The following table illustrates the effect on net income and earnings per share as if Statement 123(R) had been applied to all outstanding awards for the years ended December 31, 2005 and 2004:

	YEAR ENDED DECEMBER 31,
	2005	2004
Net income, as reported	$8,119	$42,474
Add stock-based employee compensation cost included in reported net income	—	108
Add OccuLogix’s stock-based employee compensation cost included in reported net income, net of minority interests	29	—
Less stock-based employee compensation cost determined under fair value based method for all awards, net of related tax effects	(3,140)	(1,245)
Less OccuLogix’s stock-based employee compensation cost determined under fair value based method for all awards, net of minority interests	(3,348)	—

Pro forma net income	$1,660	$41,337

Pro forma earnings per share — basic	$0.02	$0.60

Pro forma earnings per share — diluted	$0.02	$0.58

     For awards granted prior to the adoption of Statement 123(R), the Company uses the attribution method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” to amortize stock-based compensation cost. For awards granted subsequent to the adoption of Statement 123(R), the Company uses the straight-line method to amortize stock-based compensation cost.
     In December 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested and “out-of-the-money” stock options with an exercise price per share of $8.75 or higher. In accordance with SFAS No. 123, the Company recognized the remaining balance of unrecognized compensation cost for the affected options at the time of modification in the pro forma disclosures.
4. ACQUISITIONS AND DISPOSITIONS
     On April 11, 2006, the Company sold 0.8 million shares of OccuLogix common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned approximately 49% of OccuLogix. Due to the insignificance of the results of operations of OccuLogix from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix effective April 1, 2006 and has accounted for its investment in OccuLogix under the equity method since that date. The Company owns approximately 41% of OccuLogix as of December 31, 2006 due to additional issuances of shares by OccuLogix since April 2006.
     On December 1, 2005, the Company acquired a 49% interest in Liberty Eye Surgical Center, LLC (“Liberty”) for $6.2 million in cash. Liberty is an ambulatory surgery center located in Philadelphia, Pennsylvania that primarily provides cataract surgery services.
     On November 8, 2005, the Company acquired TruVision for $17.4 million in cash and 3,913 shares of company common stock valued at approximately $24,000, coupled with a three-year earn out. In addition, the Company assumed certain liabilities and incurred transaction costs of $0.4 million. TruVision is a managed care contractor to health plan members and large corporations across 44 states. TruVision’s services enable insurance health plans and large corporations to offer LASIK vision surgery to their members at a reduced price. The following reflects the assets and liabilities acquired by the Company in the TruVision acquisition:

Current assets	$1,030
Investments and other assets	20
Goodwill	13,051
Other intangible assets	3,370
Fixed assets	1,046

Total assets acquired	$18,517

Current liabilities	727
Long-term liabilities	9

Total liabilities assumed	736

Net assets acquired	$17,781

     The Company engaged an independent appraiser to assist in the valuation of acquired intangible assets. Intangible assets consist of a $3.3 million “Customer Relationship” asset which will be amortized over 12 years and a $30,000 “Non-Compete Contract” asset which will be amortized over three years.
     On July 11, 2005, the Company acquired substantially all the assets of Kremer Laser Eye (“Kremer”). Kremer operates three refractive centers and one ambulatory surgery center all of which are located in the northeastern part of the United States. For over 20 years, Kremer has been an integrated eye care company providing refractive, cataract and glaucoma surgery services. The acquisition of Kremer expands the Company’s presence in both the refractive and ASC businesses in one of the largest populated markets in the United States.
     The purchase price for the acquired assets was $29.7 million. In addition, the Company assumed certain liabilities and incurred transaction costs of $1.1 million. Simultaneously with this transaction, the Company sold an 18% interest in Kremer to a group of doctors associated with Kremer for $5.3 million. As a result, the Company maintains an 82% ownership interest in Kremer. The results of operations of Kremer have been included in the Company’s consolidated statements of operations since July 11, 2005.
     Under the purchase method of accounting, the purchase price is allocated to Kremer’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The following reflects the assets and liabilities acquired by the Company in the Kremer acquisition:

Current assets	$978
Investments and other assets	54
Goodwill	24,639
Other intangible assets	5,060
Fixed assets	1,343

Total assets acquired	$32,074

Current liabilities	828
Long-term liabilities	405

Total liabilities assumed	1,233

Net assets acquired	$30,841

     The Company engaged an independent appraiser to assist in the valuation of acquired intangible assets. Intangible assets consist of $4.8 million of a “Tradename” asset which will be amortized over 20 years and $0.2 million of a “Non-Compete Contract” asset which will be amortized over eight years. The Company believes that substantially all of the goodwill will be deductible for tax purposes.

     On July 1, 2005, the Company acquired a 100% interest in Millennium Laser Eye (“Millennium”) for $6.1 million in cash plus the assumption of certain liabilities. Millennium provides refractive surgery services in the Washington, D.C. area. The following reflects the assets and liabilities acquired by the Company in the Millennium acquisition:

Current assets	$40
Goodwill	5,721
Other intangible assets	710
Fixed assets	445

Total assets acquired	$6,916

Current liabilities	846

Net assets acquired	$6,070

     The Company engaged an independent appraiser to assist in the valuation of acquired intangible assets. Intangible assets consist of a $0.6 million “Tradename” asset which will be amortized over 20 years and a $0.1 million “Non-Compete Contract” asset which will be amortized over 18 months.
     The following table represents the Company’s unaudited pro forma consolidated results of operations as if the acquisitions of Kremer, TruVision and Millennium had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical TLCVision results to include the results of operations of the acquired entities. The pro forma results do not include any cost savings that may result from the combination of TLCVision and the operations of the acquired entities. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisitions been completed at the beginning of such periods nor are they necessarily indicative of future results.

	YEAR ENDED DECEMBER 31,
	2006	2005
	ACTUAL	PRO FORMA
Total revenues	$281,826	$277,772

Net income	$11,519	$10,496

Earnings per share — basic	$0.17	$0.15

Earnings per share — diluted	$0.17	$0.15

     On March 1, 2005, the Company sold its interest in Aspen Healthcare, Inc. to National Surgical Centers, Inc. and recorded a gain of $0.3 million, which is included in other operating expenses.
     On January 1, 2004, the Company settled a lawsuit brought by Thomas S. Tooma, M.D. and TST Acquisitions, LLC (“TST”) in October 2002. Under the terms of the settlement, the Company sold approximately 24% of Laser Eye Care of California (“LECC”) and 30% of its California access business to TST for $2.3 million. The Company continues to hold a 30% ownership in LECC, and a 70% ownership in the California access business. The Company recorded a $1.1 million gain on the sale of these business interests which is included in other operating expenses. Effective January 1, 2004, the Company deconsolidated LECC and began reporting its interest in LECC under the equity method of accounting because it no longer owns a controlling interest in the entity.
     The Company’s strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During 2006, 2005 and 2004, the Company paid a total of approximately $8 million, $13 million and $10 million, respectively, to acquire or invest in several other entities, none of which individually was greater than $5 million.
5. RESTRICTED CASH
     The Company had $1.0 million of restricted cash as of December 31, 2006 and 2005 to guarantee outstanding bank letters of credit for leases and litigation.

6. ACCOUNTS RECEIVABLE
     Accounts receivable, net of allowances, consist of the following:

	DECEMBER 31,
	2006	2005
Refractive	$8,272	$9,597
Other healthcare services	11,043	10,986

	$19,315	$20,583

     Other healthcare services accounts receivable primarily represent amounts due from hospitals and other facilities for cataract equipment and service access fees and outstanding fees for network marketing and management services.
     The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which include the review of credit limits. As of December 31, 2006 and 2005 the Company had reserves for doubtful accounts and contractual allowances of $2.4 million and $4.2 million, respectively. The Company does not have a significant exposure to any individual customer.
7. PREPAID EXPENSES, INVENTORY AND OTHER CURRENT ASSETS
     Prepaid expenses, inventory and other current assets consist of the following:

	DECEMBER 31,
	2006	2005
Prepaid expenses	$4,601	$4,744
Inventory	6,916	10,286
Other	2,394	2,093

	$13,911	$17,123

8. INVESTMENTS AND OTHER ASSETS
     Investments and other assets, net of allowances, consist of the following:

	DECEMBER 31,
	2006	2005
Equity method investments	$29,944	$15,321
Cost method investments	3,625	1,575
Long-term receivables	4,085	1,895
Other	1,203	1,047

	$38,857	$19,838

     Equity method investments primarily include the Company’s 41% interest in OccuLogix, 30% interest in LECC, 49% interest in Liberty, 49% interest in Eastern Oregon Regional Surgery Center, LLC, 25% interest in Summit Ambulatory Surgical Center LLP, 25% interest in TLC Oklahoma Doctors LLC and 25% interest in TLC Northwest Ohio LLC.

     As of December 31, 2006 the Company’s equity investment in OccuLogix totaled $14.4 million, and its 20.7 million shares of OccuLogix represented a fair market value of $32.5 million based on the year-end closing price of OccuLogix’s common stock. Since April 1, 2006, the Company has accounted for the results of OccuLogix under the equity method. As of and during the nine months ended December 31, 2006, OccuLogix reported the following:

NINE MONTHS
ENDED
DECEMBER 31,
2006
Net sales	$206

Gross profit (loss)	$(1,692)

Net loss	$(76,440)

DECEMBER 31,
2006
Current assets	$19,178

Non-current assets	$71,226

Current liabilities	$5,639

Non-current liabilities	$22,360

Minority interest liability	$1,185

     For the nine months ended December 31, 2006, the net loss for OccuLogix includes a $65.9 million charge for impairment of goodwill. Because the Company accounted for its original investment in OccuLogix at historical cost, the Company must eliminate certain items, including the $65.9 million impairment of goodwill, when it recognizes equity earnings (losses) from OccuLogix. For the nine months ended December 31, 2006, the Company recognized $5.8 million of equity losses from OccuLogix. OccuLogix’s history of losses and financial condition raise substantial doubt about its ability to continue as a going concern.
     Long-term receivables include notes from and advances to service providers and other companies. As of December 31, 2003, the Company maintained a $1.2 million reserve against a long-term receivable from a secondary care service provider of which the Company owns approximately 25% of the outstanding common shares. The Company determined that the ability of this secondary care service provider to repay this note was in doubt due to the deteriorating financial condition of the investee. During 2004, the secondary care provider was profitable, improved its financial strength and consistently made all payments to the Company when due. As a result, the Company reevaluated the collectibility of this note receivable during 2004 and recorded an adjustment to reverse the reserve of $1.2 million, which is included in other operating expenses, net. The Company has loaned additional funds to the secondary care service provider to fund expansion of the business. As of December 31, 2006, the outstanding loan balances are $1.7 million. In addition, the Company has loaned $1.6 million to an entity in which the Company has a minor ownership percentage and accounts for under the cost method.
     Prior to 2004, the Company entered into a joint venture with the predecessor of OccuLogix for the purpose of pursuing commercial applications of technologies owned or licensed by OccuLogix applicable to the evaluation, diagnosis, monitoring and treatment of dry age related macular degeneration. Prior to the reorganization and IPO of OccuLogix (see Note 1), the Company accounted for its investment as a research and development arrangement since the technology is in the development stage and has not received FDA approval. Prior to 2003, the Company agreed to advance up to an additional $6.0 million to OccuLogix pursuant to a secured convertible grid debenture. The first $3.5 million advanced pursuant to such debenture was convertible into common shares of OccuLogix. OccuLogix also granted an option to the Company to acquire an amount of common shares equal to the undrawn portion of the debenture at any point in time. Prior to 2004, the Company expensed $1.6 million to research and development related to payments made to OccuLogix. Of this amount, $1.3 million reduced the value of the $6.0 million obligation to OccuLogix, and $0.3 million represented an additional equity investment in Common Stock and therefore did not reduce the amount of the remaining obligation. In 2004, the Company advanced $2.2 million to OccuLogix, satisfying the $3.5 million obligation that was converted into shares of OccuLogix. Of this amount, the Company advanced $1.2 million to OccuLogix in the first three quarters of 2004 and expensed it as research and development. The remaining advance to OccuLogix of $1.0 million in the fourth quarter of 2004 was recorded as an investment because it was not used by OccuLogix for operating purposes, but rather was available at December 31, 2004 for future needs. Due to the IPO of OccuLogix, the Company was not required to fund any additional amounts.

9. GOODWILL
     The Company’s goodwill amount by reporting segment is as follows:

		MOBILE	OPTOMETRIC
	REFRACTIVE	CATARACT	FRANCHISING	OTHER	TOTAL
December 31, 2004	$22,709	$4,459	$6,105	$19,267	$52,540
Sale of subsidiary	—	—	—	(2,471)	(2,471)
Reversal of deferred tax asset valuation allowance	(2,179)	—	—	—	(2,179)
Acquired during the period	45,250	5,348	—	914	51,512

December 31, 2005	65,780	9,807	6,105	17,710	99,402
Impairment	—	—	—	(4,087)	(4,087)
Reversal of deferred tax asset valuation allowance	(4,929)	—	—	—	(4,929)
Acquired during the period	4,091	999	—	672	5,762

December 31, 2006	$64,942	$10,806	$6,105	$14,295	$96,148

     The Company tests goodwill for impairment in the fourth quarter after the annual forecasting process. After estimating the fair value of each reporting unit using the present value of expected future cash flows, the Company determined that no goodwill impairment charges should be recorded during the years ended December 31, 2005 and 2004. During the year ended December 31, 2006, the Company recognized an impairment loss of $4.1 million associated with an ambulatory surgery center since the carrying amount of the reporting unit was greater than the fair value of the reporting unit as determined using the expected present value of future cash flows.
10. OTHER INTANGIBLE ASSETS
     The Company’s other intangible assets consist of practice management agreements (“PMAs”), deferred contract rights, tradenames and other intangibles. The Company has no indefinite-lived intangible assets. Amortization expense was $3.5 million, $4.0 million and $4.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The remaining weighted average amortization period for PMAs is 4.5 years, for deferred contract rights is 5.4 years, for tradenames is 18.3 years and for other intangibles is 9.1 years as of December 31, 2006.
     Intangible assets subject to amortization consist of the following at December 31:

	2006		2005
	GROSS CARRYING	ACCUMULATED	GROSS CARRYING	ACCUMULATED
	AMOUNT	AMORTIZATION	AMOUNT	AMORTIZATION
Practice management agreements	$23,015	$16,614	$23,015	$14,861
Deferred contract rights	11,081	6,996	11,081	6,243
Tradenames	5,870	504	5,870	210
Other	5,698	1,047	5,733	364

Total	$45,664	$25,161	$45,699	$21,678

     The estimated amortization expense for the next five years as of December 31, 2006 is as follows:

2007	$3,400
2008	3,100
2009	2,700
2010	2,700
2011	2,000

11. FIXED ASSETS
     Fixed assets, including capital leased assets, consist of the following:

	DECEMBER 31,
	2006	2005
Land and buildings	$12,195	$12,014
Computer equipment and software	15,522	13,402
Furniture, fixtures and equipment	8,327	7,406
Laser and medical equipment	87,401	77,866
Leasehold improvements	23,659	21,143
Vehicles and other	3,730	2,996

	150,834	134,827
Less accumulated depreciation	93,946	85,668

Net book value	$56,888	$49,159

     For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $12.9 million, $12.3 million and $13.6 million, respectively. Depreciation expense includes depreciation of assets reported under capital leases.
     Certain fixed assets are pledged as collateral for certain long-term debt and capital lease obligations.
12. ACCRUED LIABILITIES
     Accrued liabilities included $5.4 million and $7.6 million of accrued wages and related expenses as of December 31, 2006 and 2005, respectively. Accrued liabilities at December 31, 2006 also included a $2.8 million accrual for the first year earn out related to the acquisition of TruVision.
13. LONG-TERM DEBT
Long-term debt consists of:

	DECEMBER 31,
	2006	2005
Interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn$7.9 million at December 31, 2006)	$5,706	$6,056
Interest at various rates, due through 2035, collateralized by real estate and equipment	3,665	4,061
Capital lease obligations, payable through 2011, interest at various rates	13,945	7,644
Other	117	172

	23,433	17,933
Less current portion	8,311	5,268

	$15,122	$12,665

     Principal maturities for each of the next five years and thereafter as of December 31, 2006 are as follows:

2007	$8,311
2008	4,244
2009	3,909
2010	1,731
2011	658
Thereafter	4,580

Total	$23,433

     Payments for capital lease obligations for each of the next five years and thereafter as of December 31, 2006 are as follows:

2007	$6,290
2008	4,565
2009	3,292
2010	1,071
2011	6
Thereafter	—

Total	15,224
Less interest portion	1,279

$13,945

     In November 2003, the Company obtained a $15 million line of credit for five years from GE Healthcare Financial Services (the “Agreement”) for a $0.1 million commitment fee and $0.2 million in related legal and out-of-pocket expenses. This loan is secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and a general lien on most other U.S. assets. As of December 31, 2006, the Company did not have any borrowings drawn under the line of credit and had an available unused line of $15 million.
     The Agreement includes a subjective acceleration clause and a requirement to maintain a “springing” lock-box, whereby remittances from the Company’s customers are forwarded to the Company’s bank account and do not reduce the outstanding debt until and unless the lender exercises the subjective acceleration clause.
     Under the Agreement, the Company must maintain (1) consolidated cash of $12.5 million or more, (2) a maximum total debt/EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio no more than 1.5, (3) a fixed charge coverage ratio (including option proceeds and excluding most non-cash charges) of at least 1.1 and (4) obtain GE’s approval for certain ineligible acquisitions and unfunded capital additions greater than $2 million per year.
     During the year ended May 31, 2002, the Company completed a sale-leaseback transaction. Total consideration received for the sale of the building and related land was Cdn$10.1 million, which was comprised of Cdn$8.6 million in cash and a Cdn$1.5 million 8.0% note receivable (“Note”). The Note has a seven-year term with the first of four annual payments of Cdn$0.1 million starting on the third anniversary of the sale and a final payment of Cdn$1.1 million due on the seventh anniversary of the sale.
     The Company accounted for this transaction in accordance with SFAS No. 98, “Accounting for Leases” (“SFAS 98”). SFAS 98 prohibits sale recognition on a sale-leaseback transaction when the sublease is considered to be minor and the only recourse to any future amounts owing from the other party is the leased asset. A sublease is considered to be minor when the present value of the sublease rent is less than 10% of the total fair market value. The Company accounted for the transaction as a financing transaction which requires sale proceeds to be recorded as a liability and for the Note to not be recognized. In addition, since the sale recognition is not accounted for, the carrying value of the asset is not adjusted for and the asset continues to be depreciated over the original depreciation period of 40 years. Lease payments, exclusive of an interest portion, decrease the liability while payments received on the Note increase the liability. Future minimum lease payments over the next five years are as follows:

2007	Cdn$	1,050
2008		1,050
2009		1,050
2010		1,050
2011		1,060

	Cdn$	5,260

14. OTHER EXPENSES, NET
     Other expenses, net include the following operating items:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Other expenses (income):
Loss (gain) on sales and disposals of fixed assets	$140	$(92)	$839
Adjustments to the fair values of long-lived assets and liabilities	294	888	(1,206)
Center closing costs	234	1,012	868
Gain on sales of subsidiaries	—	(319)	(1,143)
Gain on sales and issuances of subsidiary stock	(349)	—	—
Reimbursements from previous research and development arrangements	(300)	(300)	(400)
Severance accruals for employees under terms of employment contracts	229	—	2,557
OccuLogix severance accruals	820	—	—
Miscellaneous income	(194)	(420)	(575)

	$874	$769	$940

15. EARNINGS PER SHARE
     Basic earnings per share were $0.17, $0.12 and $0.62 in 2006, 2005 and 2004, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.
     The calculation of diluted earnings per share for 2006, 2005 and 2004 excludes the impact of 2.5 million, 1.0 million and 0.9 million stock options, respectively, because to include them would have been anti-dilutive. Diluted earnings per share have been computed as follows:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Net income	$11,519	$8,119	$42,474

Weighted-average shares outstanding — basic	68,907	69,721	68,490
Stock options	673	1,659	2,598

Weighted-average shares outstanding — diluted	69,580	71,380	71,088

Earnings per share — diluted	$0.17	$0.11	$0.60
16. STOCKHOLDERS’ EQUITY AND OPTIONS
     Options Outstanding
     As of December 31, 2006, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date include options that vest immediately, options that vest in equal amounts annually over the first two years or four years of the option term and options that vest entirely on the first anniversary of the grant date.
     In December 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested and “out-of-the-money” stock options with an exercise price per share of $8.75 or higher. As a result, approximately 662,000 stock options vested immediately. The primary purpose of the modification was to avoid recognizing an expense in future financial statements. This modification to the stock option terms was accounted for under the provisions of APB No. 25 and its related interpretations and did not result in the recognition of any compensation cost.

     As of December 31, 2006, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

OUTSTANDING							EXERCISABLE
				WEIGHTED
				AVERAGE	WEIGHTED			WEIGHTED
				REMAINING	AVERAGE			AVERAGE
PRICE RANGE			NUMBER OF	CONTRACTUAL	EXERCISE		NUMBER OF	EXERCISE
(CDN $)			OPTIONS	LIFE	PRICE		OPTIONS	PRICE
$1.43	-	$3.87	283	0.4 years	Cdn$	3.13	249	Cdn$	3.31
$4.75	-	$6.67	53	6.6 years		5.36	3		5.95
$7.51	-	$9.80	104	3.2 years		7.71	44		7.85
$11.02	-	$15.49	64	2.9 years		12.71	64		12.71

			504	1.9 years	Cdn$	5.53	360	Cdn$	5.56

     As of December 31, 2006, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

OUTSTANDING						EXERCISABLE
				WEIGHTED
				AVERAGE	WEIGHTED		WEIGHTED
				REMAINING	AVERAGE		AVERAGE
PRICE RANGE			NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
(U.S.$)			OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$0.90	-	$2.62	718	1.0 years	$1.32	543	$1.37
$3.02	-	$4.94	1,638	4.7 years	4.45	689	4.17
$6.03	-	$6.81	1,358	3.4 years	6.35	398	6.19
$8.19	-	$11.64	872	2.9 years	10.40	866	10.42

			4,586	3.4 years	$5.66	2,496	$6.05

     Approximately 1,216,000 options have been authorized for issuance but were not granted as of December 31, 2006. A summary of option activity during the last three years follows:

		WEIGHTED
		AVERAGE		WEIGHTED		AGGREGATE		AGGREGATE
		EXERCISE		AVERAGE		INTRINSIC		INTRINSIC
		PRICE		EXERCISE PRICE		VALUE		VALUE
	OPTIONS	PER SHARE		PER SHARE		CDN OPTIONS		US OPTIONS
December 31, 2003	7,543	Cdn$	4.90	US$	4.90
Granted	1,018		12.73		10.38
Exercised	(4,198)		7.49		5.90
Forfeited	(100)		3.89		6.16
Expired	(60)		16.35		10.84

December 31, 2004	4,203	Cdn$	5.04	US$	5.08
Granted	176		8.53		7.52
Exercised	(709)		3.89		2.71
Forfeited	(112)		11.32		9.69
Expired	(22)		9.39		6.20

December 31, 2005	3,536	Cdn$	5.26	US$	5.53
Granted	1,902		6.39		5.51
Exercised	(258)		3.97		1.91
Forfeited	(51)		4.80		4.92
Expired	(39)		11.28		8.63

December 31, 2006	5,090	Cdn$	5.53	US$	5.66	Cdn$	884	US$	4,084

Exercisable at December 31, 2006	2,856	Cdn$	5.56	US$	6.05	Cdn$	698	US$	2,829

     The weighted average remaining contractual lives of U.S. and Canadian exercisable options as of December 31, 2006 were 2.1 years and 1.1 years, respectively.
     During the year ended December 31, 2006, the total intrinsic value of options exercised, defined as the excess fair value of the underlying stock over the exercise price of the options, was approximately $0.8 million.
     Prior to the adoption of SFAS No. 123(R), pro forma information regarding net income and earnings per share was required by SFAS No. 123 and has been included in Note 2 to the financial statements. The Company granted 1.9 million options during the year ended December 31, 2006 with a fair value of $5.2 million (2005 — $0.6 million; 2004 — $4.9 million). The fair value of

TLCVision’s options granted was estimated at the date of grant for employee options and at the measurement date for non-employee options using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.48%, 3.99% and 2.84% for 2006, 2005 and 2004, respectively; no dividends; volatility factors of the expected market price of TLCVision’s common shares of 0.60, 0.75 and 0.75 for 2006, 2005 and 2004, respectively; and a weighted average expected option life of 4.1, 2.5 and 2.5 years for 2006, 2005 and 2004, respectively. Expected volatility was based on historical volatility on the Company’s common stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future. The expected life was primarily based on historical exercise patterns of option holders.
     Share Repurchases
     During 2005, the Company repurchased and retired 2.0 million common shares for $15.9 million completing its previously announced 2.0 million share repurchase program.
17. INCOME TAXES
     During the fourth quarter of 2006, the Company determined that there is sufficient evidence to support a partial recognition of certain deferred tax assets. This determination was based on many factors including positive taxable income forecasted in future periods, the trend of historical taxable income and other relevant factors.
     The Company’s determination of the amount of valuation allowance to release is based primarily on expected taxable income in future years. However, due to an uncertainty of future earnings in later years caused by the change in the Company’s business model currently in process, uncertainty in the overall industry, and other factors, the valuation allowance release of $7.2 million relates only to the net operating loss carryforwards forecasted to be utilized during 2007. Of the $7.2 million release, $5.3 million increased the income tax benefit and $1.9 million reduced goodwill.
     During the second quarter of 2006, the Company completed a comprehensive Internal Revenue Code (“IRC”) Section 382 study to determine the specific limitations related to certain net operating loss carryforwards. The results of that study indicate that the availability of the Company’s net operating loss carryforwards each year are greater than its previous estimate. Based on the results of this study, the Company recorded a cumulative catch-up adjustment for its change in estimate to properly reflect income taxes. The adjustment recorded in 2006 for the change in estimate includes a $3.4 million increase to income tax benefit of which $0.9 million related to periods prior to 2006. In addition, the adjustment for the change in estimate decreased goodwill, common stock, and income taxes payable by $3.9 million, $4.8 million and $2.5 million, respectively.
     During the fourth quarter of 2006, the Company completed an analysis to determine the availability of interest deductions related to intercompany debt transactions with a Hungarian Offshore Company. The results of this study indicate that the availability of the Company’s interest deductions in accordance with IRC Section 163(j) are greater than its previous estimate. Based on the results of this study, the Company recorded a cumulative catch-up adjustment for its change in estimate to properly reflect income taxes. The adjustment recorded in 2006 for the change in estimate includes a $1.5 million increase to income tax benefit of which $1.9 million related to periods prior to 2006. In addition, the adjustment for the change in estimate increased goodwill by $1.5 million.
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	DECEMBER 31,
	2006	2005
Deferred tax asset:
Net operating loss carryforwards	$84,467	$37,264
Fixed assets	1,427	1,685
Intangibles	10,939	11,934
Investments	11,831	11,715
Accruals and other reserves	4,272	5,572
Stock options	—	4,192
Tax credits	357	228
Other	3,859	3,017

Total	117,152	75,607
Valuation allowance	(109,999)	(75,607)

	$7,153	$—

     As of December 31, 2006, the Company has net operating losses available for carryforward for income tax purposes of approximately $223.8 million, which may be available to reduce taxable income in future years. The U.S. carryforward losses of $178.0 million expire between 2008 and 2024. The Canadian and United Kingdom carryforward losses can only be utilized by the source company. The United Kingdom carryforward losses of $7.4 million relate to United Kingdom operations that the Company has ceased. As such, the Company does not expect to utilize these losses. The Canadian carryforward losses of $38.4 million expire between 2007 and 2016.
     Of the total valuation allowance, approximately $10.4 million and $14.4 million will be recorded directly to equity and as a reduction to goodwill, respectively, if and when those portions of the deferred tax assets are realized and the associated valuation allowance is reversed. During 2006 and 2005, the Company reversed $4.9 million and $2.2 million, respectively, of the valuation allowance directly to goodwill.
     The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to income before income taxes were as follows:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Income tax expense at the Canadian statutory rate of 36.12%	$5,165	$5,338	$16,006
Change in valuation allowance	(5,875)	(267)	(15,103)
Expenses not deductible for income tax purposes	224	285	300
Change in Canadian tax rates	—	—	31
State taxes	633	506	450
Canadian income tax	180	350	150
IRC Section 382 adjustments	(3,415)	—	—
Deductible interest expense adjustments	(1,464)	—	—
Rate differential on United States operations	144	445	—

	$(4,408)	$6,657	$1,834

     The provision for income taxes is as follows:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Current:
Canada	$180	$350	$150
United States — federal	129	228	—
United States — state	524	475	450
Other	—	537	—

	$833	$1,590	$600

Deferred:
United States — federal	$(4,864)	$4,320	$1,234
United States — state	(377)	747	—

	$(5,241)	$5,067	$1,234

Total income tax expense (benefit)	$(4,408)	$6,657	$1,834

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

18. COMMITMENTS AND CONTINGENCIES
Commitments
     The Company leases certain center facilities under operating leases with terms generally of five to ten years. Certain leases contain rent escalation clauses and free rent periods that are charged to rent expense on a straight-line basis. The leases usually contain renewal clauses at the Company’s option at fair market value. For the years ended December 31, 2006, 2005 and 2004 total rent expense, including minimum and contingent payments, was $9.1 million, $7.8 million and $8.1 million, respectively. As of December 31, 2006, the Company has commitments relating to non-cancellable operating leases for rental of office space and equipment, which require future minimum payments aggregating approximately $28.3 million. Future minimum payments over the next five years and thereafter are as follows:

2007	$7,338
2008	5,940
2009	4,734
2010	3,737
2011	1,910
Thereafter	4,683

$28,342

     As of December 31, 2006, the Company had commitments related to long-term marketing contracts which require payments totaling $2.0 million in each of the years ending December 31, 2007 and 2008.
     The Company’s wholly owned subsidiary, MSS, is the U.S. distributor of the Foresee PHPTM, a diagnostic piece of equipment utilized by optometrists and ophthalmologists for the early detection of wet age-related macular degeneration. MSS has inventory purchase commitments related to the Foresee PHPTM totaling $3.6 million, $5.4 million and $7.3 million in 2007, 2008 and 2009, respectively.
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
19. SEGMENT INFORMATION
     The Company has four reportable segments: refractive, mobile cataract, optometric franchising and age-related macular degeneration (“AMD”). The refractive segment provides the majority of the Company’s revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. This segment is comprised of laser centers and the fixed and mobile access business. The remaining reportable segments comprise the “Other Healthcare Services” business and include the mobile cataract, the optometric franchising and AMD segments. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States. The AMD segment includes the Company’s interest in OccuLogix. The AMD segment is pursuing commercial applications for specific eye diseases including dry age-related macular degeneration, glaucoma and dry-eye. In addition, the Company has an accumulation of businesses that manage cataract and secondary care centers. None of these businesses meet the quantitative criteria to be disclosed separately as a reportable segment and are included in “Other” for segment disclosure purposes. Corporate depreciation and amortization of $2.6 million, $2.0 million and $2.0 million for 2006, 2005 and 2004, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive” segment. Similarly, corporate assets and additions to fixed assets and intangibles are included in the “Refractive” segment for purposes of the disclosures shown below.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on certain components including revenues, marketing and other operating expenses, minority interests and earnings from equity investments. Segment profit is exclusive of general corporate expenses, net interest expense and income taxes.
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies. The Company’s reportable segments are as follows:

		MOBILE	OPTOMETRIC
YEAR ENDED DECEMBER 31, 2006	REFRACTIVE	CATARACT	FRANCHISING	AMD	OTHER	TOTAL
Revenues	$198,700	$35,058	$20,636	$—	$27,432	$281,826
Cost of revenues	142,524	24,631	8,207	1,659	18,028	195,049

Gross profit (loss)	56,176	10,427	12,429	(1,659)	9,404	86,777

Segment expenses:
Marketing	20,052	3,012	3,751	169	808	27,792
G&A, R&D, amortization and other	11,886	4,034	(17)	4,083	6,205	26,191
Gain on sale of OccuLogix, Inc. stock	—	—	—	(1,450)	—	(1,450)
Minority interests	2,428	—	4,080	(2,715)	3,229	7,022
Losses (earnings) from equity investments	(1,356)	—	—	5,809	(1,817)	2,636

Segment profit (loss)	$23,166	$3,381	$4,615	$(7,555)	$979	$24,586

Corporate operating expenses						(18,350)
Interest income, net						875
Income tax benefit						4,408

Net income						$11,519

Total assets	$218,635	$23,806	$13,497	$14,362	$24,002	$294,302

Additions to fixed assets and intangibles	$22,965	$4,143	$58	$71	$1,196	$28,433

Depreciation and amortization	$12,163	$2,683	$58	$34	$1,454	$16,392

		MOBILE	OPTOMETRIC
YEAR ENDED DECEMBER 31, 2005	REFRACTIVE	CATARACT	FRANCHISING	AMD	OTHER	TOTAL
Revenues	$186,620	$31,716	$17,471	$1,841	$22,377	$260,025
Cost of revenues	133,450	22,134	7,657	3,738	13,746	180,725

Gross profit (loss)	53,170	9,582	9,814	(1,897)	8,631	79,300

Segment expenses:
Marketing	14,457	2,617	3,413	659	568	21,714
G&A, R&D, amortization and other	10,351	3,692	6	13,934	2,280	30,263
Minority interests	2,371	—	2,914	(7,058)	3,116	1,343
Losses (earnings) from equity investments	(1,473)	—	—	—	(1,072)	(2,545)

Segment profit (loss)	$27,464	$3,273	$3,481	$(9,432)	$3,739	$28,525

Corporate operating expenses						(16,292)
Interest income, net						2,543
Income tax expense						(6,657)

Net income						$8,119

Total assets	$197,216	$19,890	$11,921	$46,271	$25,745	$301,043

Additions to fixed assets and intangibles	$67,091	$9,734	$66	$218	$2,932	$80,041

Depreciation and amortization	$12,112	$2,649	$44	$120	$1,428	$16,353

		MOBILE	OPTOMETRIC
YEAR ENDED DECEMBER 31, 2004	REFRACTIVE	CATARACT	FRANCHISING	AMD	OTHER	TOTAL
Revenues	$182,441	$27,040	$14,145	$837	$22,784	$247,247
Cost of revenues	130,303	19,325	5,898	1,046	14,166	170,738

Gross profit (loss)	52,138	7,715	8,247	(209)	8,618	76,509

Segment expenses:
Marketing	12,445	2,595	2,989	164	512	18,705
G&A, R&D, amortization and other	10,698	3,019	22	2,681	1,473	17,893
Gain on sale of OccuLogix, Inc. stock	—	—	—	(25,792)	—	(25,792)
Minority interests	1,863	—	2,323	(411)	3,178	6,953
Losses (earnings) from equity investments	(1,575)	—	—	—	(482)	(2,057)

Segment profit	$28,707	$2,101	$2,913	$23,149	$3,937	$60,807

Corporate operating expenses						(15,836)
Interest expense, net						(663)
Income tax expense						(1,834)

Net income						$42,474

Total assets	$190,500	$15,716	$12,049	$61,440	$24,302	$304,007

Additions to fixed assets and intangibles	$4,071	$1,497	$79	$227	$7,307	$13,181

Depreciation and amortization	$13,695	$2,614	$41	$104	$1,227	$17,681

     The Company’s geographic segments are as follows:

YEAR ENDED DECEMBER 31, 2006	CANADA	UNITED STATES	TOTAL
Revenues	$14,395	$267,431	$281,826

Total fixed assets and intangibles	$7,938	$165,601	$173,539

YEAR ENDED DECEMBER 31, 2005	CANADA	UNITED STATES	TOTAL
Revenues	$12,937	$247,088	$260,025

Total fixed assets and intangibles	$8,457	$164,125	$172,582

YEAR ENDED DECEMBER 31, 2004	CANADA	UNITED STATES	TOTAL
Revenues	$12,596	$234,651	$247,247

Total fixed assets and intangibles	$9,825	$107,054	$116,879

20. FINANCIAL INSTRUMENTS
     The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments.
     The fair value of the Company’s auction rate securities equals cost due to the short time period between the reset dates for the interest rates.
     As of December 31, 2006, the carrying value and fair value of the Company’s long-term debt, excluding capital lease obligations, was $9.5 million and $8.8 million, respectively. As of December 31, 2005, the carrying value and fair value of the Company’s long-term debt, excluding capital lease obligations, was $10.3 million and $9.5 million, respectively. The fair value of the Company’s long-term debt was estimated by discounting the amount of future cash flows associated with the respective debt instruments using the Company’s current incremental rate of borrowing for similar debt instruments.
     The carrying value of the Company’s cost method investments as of December 31, 2006 and 2005 was $3.6 million and $1.6 million, respectively. The fair value of the Company’s cost method investments was not estimated as there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. In addition, it is not practicable for the Company to estimate the fair value of its cost method investments since quoted market prices are not available, and a reasonable estimate of fair value could not be made without incurring excessive costs.

21. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Capital lease obligations relating to equipment purchases	$11,129	$5,667	$2,579
Inventory contributed to OccuLogix	25	183	—
Option and warrant reduction	55	1,011	5,379
Value of shares issued upon meeting certain earnings criteria	—	181	389
Retirement of treasury stock	—	15,868	—
Value of shares issued for acquisitions	—	24	—
     Cash paid for the following:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Interest	$1,453	$1,426	$2,133

Income taxes	$1,814	$1,187	$835

22. RELATED PARTY TRANSACTIONS
     The Company has an agreement with Minnesota Eye Consultants to provide laser access. Dr. Richard Lindstrom, a director of TLCVision, is founder, partner and attending surgeon of Minnesota Eye Consultants. The Company received revenue of $0.8 million, $1.0 million and $1.4 million as a result of the agreement for the years ended December 31, 2006, 2005 and 2004, respectively. Dr. Lindstrom also receives annual compensation of $0.2 million from the Company in his capacity as medical director of TLCVision and as a consultant to MSS.
     As of December 31, 2006, the Company owned approximately 41% of OccuLogix. Three of the Company’s Board members (Messrs. Vamvakas, Lindstrom and Davidson) are also Board members of OccuLogix. In addition, Mr. Vamvakas, the Chairman and CEO of OccuLogix, was formerly the Chairman and CEO of TLCVision.
23. DEFINED CONTRIBUTION PLAN
     The Company sponsors a defined contribution plan, which extends participation eligibility to substantially all U.S. employees. The Company matches 25% of participants’ before-tax contributions up to 8% of eligible compensation. Prior to the third quarter of 2006, this match was provided in the form of Company stock. Beginning in the third quarter of 2006, the match is provided in the form of cash. Amounts charged to expense during the years ended December 31, 2006, 2005 and 2004 were $0.6 million, $0.6 million and $0.4 million, respectively.
24. SUBSEQUENT EVENTS
     On February 6, 2007, OccuLogix completed a private placement of approximately 6.7 million shares of its common stock at a price of $1.50 per share, together with warrants to purchase approximately 2.7 million shares of common stock at an exercise price of $2.20. As a result of this placement, the Company’s ownership in OccuLogix dropped to approximately 36%.

25. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations:

	THREE MONTHS	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED JUNE 30,	ENDED SEPTEMBER 30,	ENDED DECEMBER 31,
	2006 (1)	2006 (2)	2006 (3)	2006 (4)
Revenues	$77,581	$76,215	$64,489	$63,541
Gross profit	25,192	25,201	18,957	17,427
Net income (loss)	2,712	10,867	301	(2,361)
Basic income (loss) per share	0.04	0.16	0.00	(0.03)
Diluted income (loss) per share	0.04	0.16	0.00	(0.03)

	THREE MONTHS	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED JUNE 30,	ENDED SEPTEMBER 30,	ENDED DECEMBER 31,
	2005	2005	2005	2005 (5)
Revenues	$71,049	$66,820	$61,639	$60,517
Gross profit	24,959	22,492	17,521	14,328
Net income (loss)	6,727	3,635	779	(3,022)
Basic income (loss) per share	0.10	0.05	0.01	(0.04)
Diluted income (loss) per share	0.09	0.05	0.01	(0.04)
(1)	In the three months ended March 31, 2006, net income includes:
(a)	severance charges totaling $0.8 million ($0.4 million net of minority interests); and

(b)	a net write-down of inventory of $1.6 million ($0.8 million net of minority interests).
(2)	In the three months ended June 30, 2006, net income includes:
(a)	a gain on sale of subsidiary stock of $1.4 million; and

(b)	a $3.4 million decrease to income tax expense, $0.9 million related to prior years and $2.5 million related to the three months ended March 31, 2006.
(3)	In the three months ended September 30, 2006, net income includes a gain on sale of subsidiary stock of $0.2 million ($0.1 million net of minority interests).
(4)	In the three months ended December 31, 2006, the net loss includes:
(a)	an impairment of goodwill of $4.1 million;

(b)	a gain on sales and issuances of subsidiary stock of $0.2 million ($0.1 million net of minority interests);

(c)	severance charges totaling $0.2 million;

(d)	net write-downs of assets and liabilities of $0.3 million;

(e)	income tax benefit of $5.3 million related to a partial reversal of the deferred tax asset valuation allowance; and

(f)	income tax benefit of $1.5 million related to deductible interest expense adjustments.
(5)	In the three months ended December 31, 2005, the net loss includes:
(a)	a charge of $1.6 million related to OccuLogix’s preliminary analysis of the data from its clinical trial ($0.8 million net of minority interests); and

(b)	a net write down of $0.9 million in the fair value of intangibles and long-term receivables.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of TLC Vision Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TLC Vision Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TLC Vision Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that TLC Vision Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TLC Vision Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TLC Vision Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006 of TLC Vision Corporation and our report dated March 5, 2007 expressed an unqualified opinion thereon.

St. Louis Missouri	/s/ ERNST & YOUNG LLP
March 5, 2007

ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE
     The information required by Item 401 of Regulation S-K regarding directors is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006. Information regarding executive officers is included under “Executive Officers of the Registrant” in Part I, Item 4A of this Report and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006.
     Formal, written policies and procedures have been adopted, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.tlcv.com, and a copy will be mailed upon request to Investor Relations, TLC Vision Corporation, 16305 Swingley Ridge Rd., Ste. 300, Chesterfield, MO 63117.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of December 31, 2006, regarding compensation plans under which equity securities of TLCVision are authorized for issuance (shares in thousands).

Number of securities
remaining available for
	Number of securities	Weighted-average		future issuances under
	to be issued upon	exercise price of		equity compensation
	exercise of	outstanding		plans (excluding
	outstanding options,	options, warrants		securities reflected in
	warrants and rights	and rights		column (a))
Plan category	(a)	(b)		(c)
Equity compensation plans approved by security holders	5,090	$5.66	(1)	1,216
Equity compensation plans not approved by security holders	—	—		—

Total	5,090	$5.66	(1)	1,216

(1)	Represents the weighted-average exercise price of outstanding options, warrants and rights denominated in U.S. dollars. The weighted-average exercise price of outstanding options, warrants and rights denominated in Canadian dollars was Cdn$5.53.
See Note 16 to the audited consolidated financial statements for more information regarding the material features of the Company’s outstanding options, warrants and rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of the report:

(1) Financial statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations — Years Ended December 31, 2006, 2005 and 2004.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements

(2) Financial statement schedules required to be filed by Item 8 and Item 15(d) of Form 10-K.

Schedule II — Valuation and Qualifying Accounts and Reserves

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
James C. Wachtman, Chief Executive Officer

     March 9, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATED

/s/ JAMES C WACHTMAN James C. Wachtman	Chief Executive Officer and Director	March 9, 2007

/s/ STEVEN P. RASCHE Steven P. Rasche	Chief Financial Officer and Treasurer	March 9, 2007

/s/ WARREN S. RUSTAND Warren S. Rustand	Chairman of the Board of Directors and Director	March 9, 2007

/s/ THOMAS N. DAVIDSON Thomas N. Davidson	Director	March 9, 2007

/s/ ELIAS VAMVAKAS Elias Vamvakas	Director	March 9, 2007

/s/ RICHARD L. LINDSTROM, M.D. Richard L. Lindstrom, M.D.	Director	March 9, 2007

/s/ TOBY S. WILT Toby S. Wilt	Director	March 9, 2007

/s/ MICHAEL D. DEPAOLIS, O.D. Michael D. DePaolis, O.D.	Director	March 9, 2007

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	BALANCE AT			DEDUCTIONS-	BALANCE AT
	BEGINNING			UNCOLLECTABLE	END
	OF PERIOD	PROVISION	OTHER(1)	AMOUNTS	OF PERIOD
	(in thousands)
2004
Provision for contractual allowances and doubtful accounts receivable	$2,583	$124	$—	$(380)	$2,327
Provision against investments and other assets	3,518	—	(1,206)	—	2,312
Deferred tax asset valuation allowance	122,831	(15,103)	(29,097)	—	78,631

2005
Provision for contractual allowances and doubtful accounts receivable	$2,327	$1,648	$530	$(276)	$4,229
Provision against investments and other assets	2,312	2	—	—	2,314
Deferred tax asset valuation allowance	78,631	(267)	(2,757)	—	75,607

2006
Provision for contractual allowances and doubtful accounts receivable	$4,229	$(339)	$(1,048)	$(471)	$2,371
Provision against investments and other assets	2,314	—	—	—	2,314
Deferred tax asset valuation allowance	75,607	(5,875)	40,267	—	109,999
Note (1): During 2004, the Company adjusted a portion of the provision for contractual allowances and doubtful accounts due to improved financial strength of the borrower, a secondary care service provider of which the Company owns approximately 25% of the outstanding shares, and a consistent pattern of timely payments that the borrower has made related to the note receivable held by the Company. During 2004, the reduction of the deferred tax asset valuation allowance of $29,097 included a $53,480 write-down of deferred tax assets for net operating losses that were not expected to be utilized. This reduction was partially offset by an increase in deferred tax asset valuation allowance of $16,094 related to the acquisition of deferred tax assets of OccuLogix for which there was a valuation allowance and a net increase of $8,289 primarily related to stock-based compensation and other adjustments. During 2005, the reduction of the deferred tax asset valuation allowance of $2,757 related to the effect of stock-based compensation, prior year return-to-provision adjustments and the change in valuation allowance of OccuLogix. During 2006, the provision for doubtful accounts receivable was reduced by $1.0 million as a result of the deconsolidation of OccuLogix. During 2006, the increase of the deferred tax asset valuation allowance was primarily a result of additional valuation allowances related to net operating loss carryforwards resulting from the comprehensive IRC Section 382 analysis completed in the second quarter and the IRC Section 163(j) analysis completed in the fourth quarter partially offset by a decrease related to the deconsolidation of OccuLogix.

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the Commission on August 28, 1998)

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s 10-K filed with the Commission on August 29, 2000)

3.3	Articles of Continuance (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

3.4	Articles of Amendment (incorporated by reference to Exhibit 4.2 to the Company’s Post Effective Amendment No. 1 on Form S-8 to the Company’s Registration Statement on Form S-4 filed with the Commission on May 14, 2002 (file no. 333-71532))

3.5	By-Laws of the Company (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

4.1	Shareholder Rights Plan Agreement dated March 4, 2005, as amended as of June 16, 2005, between the Company and CIBC Mellon Trust Company (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed with the Commission on June 20, 2005 (file no. 000-29302))

10.1*	TLC Vision Corporation Amended and Restated Share Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 23, 2004 (file no. 333-116769))

10.2*	TLC Corporation 2004 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 23, 2004 (file no. 333-116769))

10.3*	Employment Agreement with Elias Vamvakas (incorporated by reference to Exhibit 10.1(e) to the Company’s 10-K filed with the Commission on August 28, 1998)

10.4	Escrow Agreement with Elias Vamvakas and Jeffery J. Machat (incorporated by reference to Exhibit 10.1(f) to the Company’s 10-K filed with the Commission on August 28, 1998)

10.5	Consulting Agreement with Excimer Management Corporation (incorporated by reference to Exhibit 10.1(g) to the Company’s 10-K filed with the Commission on August 28, 1998)

10.6	Shareholder Agreement for Vision Corporation (incorporated by reference to Exhibit 10.1(l) to the Company’s 10-K filed with the Commission on August 28, 1998)

10.7*	Employment Agreement with William Leonard (incorporated by reference to Exhibit 10.1(n) to the Company’s 10-K filed with the Commission on August 29, 2000)

10.8*	Consulting Agreement with Warren Rustand (incorporated by Reference to Exhibit 10.10 to the Company’s Amendment No. 2 registration Statement on Form S-4/A filed with the Commission on January 18, 2002 (file no. 333-71532))

10.9*	Employment Agreement with Paul Frederick (incorporated by reference to Exhibit 10.10 to the Company’s 10-K for the year ended May 31, 2002)

10.10*	Employment Agreement with James C. Wachtman dated May 15, 2002 (incorporated by reference to Exhibit 10.13 to the Company’s 10-K for the year ended May 31, 2002)

10.11*	Employment Agreement with Robert W. May dated May 15, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s 10-K for the year ended May 31, 2002)

10.12*	Amendment to Employment Agreement with Robert W. May dated September 30, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s 10-K for the year ended December 31, 2003)

10.13*	Employment Agreement with B. Charles Bono dated May 15, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s 10-K for the year ended May 31, 2002)

10.14*	Amendment to Employment Agreement with B. Charles Bono dated September 30, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s 10-K for the year ended December 31, 2003)

10.15*	Supplemental Employment Agreement with John J. Klobnak dated May 15, 2002 (incorporated by reference to Exhibit 10.16 to the Company’s 10-K for the year ended May 31, 2002)

10.16*	Severance Agreement with Elias Vamvakas dated October 25, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s 10-K for the year ended December 31, 2004)

EXHIBIT
NO.	DESCRIPTION
10.17*	Employment Agreement with Steve Rasche dated July 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s 10-K for the year ended December 31, 2004)

10.18*	Employment Agreement with Brian Andrew dated December 31, 2004 (incorporated by reference to Exhibit 10.18 to the Company’s 10-K for the year ended December 31, 2004)

10.19	Asset Purchase Agreement By and Among TLC Vision (USA) Corporation, Eyes of the Future, P.C., and Frederic B. Kremer, M.D., dated as of July 11, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s 10-Q for the three and nine months ended September 30, 2005)

10.20	Asset Purchase Agreement By and Among TLC Vision (USA) Corporation, Frederic B. Kremer, M.D., P.C., and Frederic B. Kremer, M.D., dated as of July 11, 2005 (incorporated by reference to Exhibit 2.2 to the Company’s 10-Q for the three and nine months ended September 30, 2005)

10.21	Agreement and Plan of Merger By and Among Truvision, Inc. and TLC Wildcard Corp. and TLC Vision Corporation and TLC Vision (USA) Corporation and Lindsay T. Atwood dated as of October 27, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s 10-Q for the three and nine months ended September 30, 2005)

21	List of the Company’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

*	Management contract or compensatory plan arrangement.