Form 10-Q
period 2007-03-31
TLC VISION CORP
filed 2007-05-10
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
COMMISSION FILE NUMBER: 0-29302
TLC VISION CORPORATION
(Exact name of registrant as specified in its charter)

NEW BRUNSWICK, CANADA (State or jurisdiction of incorporation or organization)	980151150 (I.R.S. Employer Identification No.)

5280 SOLAR DRIVE, SUITE 300 MISSISSAUGA, ONTARIO (Address of principal executive offices)	L4W 5M8 (Zip Code)
     Registrant’s telephone, including area code: (905) 602-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b(2) of the Exchange Act.
     ☐ Large accelerated filer     ☑ Accelerated filer     ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes ☑ No
     As of May 9, 2007 there were 69,237,453 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands, except per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Revenues:
Refractive centers	$51,704	$48,092
Doctor services	25,918	24,896
Eye care	5,572	4,593

Total revenues	83,194	77,581

Cost of revenues (excluding amortization expense shown below):
Refractive centers	34,197	31,997
Doctor services	18,381	16,759
Eye care	2,475	3,633

Total cost of revenues (excluding amortization expense shown below)	55,053	52,389

Gross profit	28,141	25,192

General and administrative	9,930	10,827
Marketing and sales	8,435	6,971
Research and development, clinical and regulatory	—	1,475
Amortization of intangibles	792	864
Other expenses, net	438	492

	19,595	20,629

Operating income	8,546	4,563

Interest income	568	1,013
Interest expense	(440)	(538)
Minority interests	(2,539)	186
Earnings (losses) from equity investments	(1,706)	923

Income before income taxes	4,429	6,147
Income tax expense	(951)	(3,435)

Net income	$3,478	$2,712

Earnings per share — basic and diluted	$0.05	$0.04

Weighted average number of common shares outstanding — basic	69,129	68,756
Weighted average number of common shares outstanding — diluted	69,651	69,550
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$34,972	$28,917
Short-term investments	12,100	11,575
Accounts receivable, net	20,986	19,315
Deferred tax asset	9,614	7,153
Prepaid expenses, inventory and other	13,623	13,911

Total current assets	91,295	80,871

Restricted cash	1,035	1,035
Investments and other assets	35,633	38,857
Goodwill	92,770	96,148
Other intangible assets, net	19,644	20,503
Fixed assets, net	58,306	56,888

Total assets	$298,683	$294,302

LIABILITIES
Current liabilities:
Accounts payable	$12,158	$12,314
Accrued liabilities	20,048	20,231
Current maturities of long-term debt	8,413	8,311

Total current liabilities	40,619	40,856

Long term-debt, less current maturities	14,890	15,122
Other long-term liabilities	4,370	4,442
Minority interests	14,765	14,583

Total liabilities	74,644	75,003

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	450,650	450,133
Option and warrant equity	1,801	1,806
Accumulated deficit	(228,412)	(232,640)

Total stockholders’ equity	224,039	219,299

Total liabilities and stockholders’ equity	$298,683	$294,302

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$3,478	$2,712
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,389	3,792
Deferred taxes	851	2,131
Excess tax benefits from stock-based compensation expense	—	(1,710)
Minority interests	2,539	(186)
Losses (earnings) from equity investments	1,706	(923)
Loss (gain) on sales and disposals of fixed assets	(88)	61
Reimbursements from investments in research and development arrangements	—	(300)
Write-down of OccuLogix, Inc. inventory	—	1,625
Non-cash compensation expense	390	612
Other	15	26
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(1,671)	(1,089)
Prepaid expenses, inventory and other current assets	358	(1,175)
Accounts payable and accrued liabilities	3,332	3,383

Cash from operating activities	15,299	8,959

INVESTING ACTIVITIES
Purchases of fixed assets	(3,671)	(2,349)
Proceeds from sales of fixed assets	243	26
Distributions and loan payments received from equity investments	1,431	1,333
Reimbursements from investments in research and development arrangements	—	300
Acquisitions and equity investments	(2,718)	(1,474)
Proceeds from sales of short-term investments	3,225	9,925
Purchases of short-term investments	(3,750)	(1,650)
Other	(10)	(57)

Cash from investing activities	(5,250)	6,054

FINANCING ACTIVITIES
Restricted cash movement	—	(35)
Principal payments of debt financing and capital leases	(1,926)	(1,071)
Proceeds from debt financing	167	83
Excess tax benefits from stock-based compensation expense	—	1,710
Distributions to minority interests	(2,357)	(2,184)
Proceeds from issuances of common stock	122	257
Proceeds from issuances of OccuLogix, Inc. stock	—	233

Cash from financing activities	(3,994)	(1,007)

Net increase in cash and cash equivalents during the period	6,055	14,006
Cash and cash equivalents, beginning of period	28,917	31,729

Cash and cash equivalents, end of period	$34,972	$45,735

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED) (In thousands)

			OPTION
			AND
	COMMON STOCK		WARRANT	ACCUMULATED
	SHARES	AMOUNT	EQUITY	DEFICIT	TOTAL
Balance December 31, 2006	69,091	$450,133	$1,806	$(232,640)	$219,299
Shares issued as part of the Employee Share Purchase Plan	14	63			63
Exercise of stock options	48	64	(5)		59
Stock-based compensation		390			390
Adjustment related to adoption of FIN 48 (see Note 10)				750	750
Net income and comprehensive income				3,478	3,478

Balance March 31, 2007	69,153	$450,650	$1,801	$(228,412)	$224,039

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 filed by TLC Vision Corporation (the “Company” or “TLCVision”) with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007. The consolidated financial statements as of December 31, 2006 and unaudited interim consolidated financial statements for the three months ended March 31, 2007 and 2006 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
In April 2006, the Company sold 0.8 million shares of its OccuLogix, Inc. common stock reducing its ownership to below 50%. In connection with that transaction, the Company deconsolidated OccuLogix, Inc. and began accounting for its investment in OccuLogix, Inc. under the equity method. At March 31, 2007, the Company owns 20.7 million shares or approximately 36% of OccuLogix, Inc.’s issued and outstanding common stock.
The unaudited interim consolidated financial statements for the three months ended March 31, 2006 include certain reclassifications to conform with classifications for the three months ended March 31, 2007. Beginning in 2007, the Company realigned its organization into three businesses: refractive centers, doctor services and eye care. Refractive centers, which is also a reportable segment, is comprised of the Company’s 78 centers that provide corrective laser surgery, of which 67 centers are majority-owned and 11 centers are minority-owned. The Company refined its definition of a center primarily based on its level of operating control at each location and its consistency with the Company’s core center model. Prior period classifications have been changed to conform with classifications for the three months ended March 31, 2007. Doctor services is comprised of the Company’s refractive access and mobile cataract segments along with certain other operations. Eye care is comprised of the Company’s optometric franchising and age-related macular degeneration (“AMD”) segments. See Note 8 for more information on the Company’s reportable segments.
2.	STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (Statement 123(R)) using the modified prospective method of application.
Total stock-based compensation for the three months ended March 31, 2007 was $0.4 million ($0.3 million after tax or less than $0.01 basic and diluted earnings per share) and relates to the TLCVision Stock Option Plan and its Employee Share Purchase Plan.
Total stock-based compensation for the three months ended March 31, 2006 was $0.6 million. Total stock-based compensation included $0.3 million ($0.2 million after tax or less than $0.01 per basic and diluted share) for TLCVision stock options and its Employee Share Purchase Plan, and $0.1 million ($0.1 million after tax or less than $0.01 per basic and diluted share) for the value of stock issued in connection with the Company’s 401(k) matching program. Total stock-based compensation also included $0.2 million ($0.1 million after minority interests and tax or less than $0.01 per basic and diluted share) of stock-based compensation expense recorded by OccuLogix, Inc. in connection with its adoption of Statement 123(R).
As of March 31, 2007, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $4.0 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires December 2010 for certain options.
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
The Company did not grant any options during the three months ended March 31, 2007. The Company granted 0.9 million options during the three months ended March 31, 2006. The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2006: risk-free interest rate of 4.4%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 57%.
3.	ACQUISITIONS AND DISPOSITIONS
The Company’s strategy includes periodic acquisitions of or investments in entities that operate in the refractive, doctor services or eye care markets. During the three months ended March 31, 2007, the Company paid approximately $2.8 million for the first year earn-out related to the 2005 acquisition of TruVision, which has been included in the purchase price allocation.
4.	INVESTMENTS AND OTHER ASSETS
Included in investments and other assets as of March 31, 2007 is the Company’s equity investment in OccuLogix, Inc., which totaled $11.8 million. Since April 1, 2006, the Company has accounted for the results of OccuLogix, Inc. under the equity method. As of March 31, 2007, the Company owns approximately 36% of OccuLogix, Inc.’s issued and outstanding common stock. For the three months ended March 31, 2007, OccuLogix, Inc. reported the following:

Net sales	$130

Gross profit	$33

Net loss	$(4,273)

Because the Company accounted for its original investment in OccuLogix, Inc. at historical cost, the Company must eliminate certain items when it recognizes equity method earnings or losses from OccuLogix, Inc. For the three months ended March 31, 2007, the Company recognized $2.5 million of equity losses from OccuLogix, Inc.
5.	OTHER EXPENSES (INCOME), NET
Other expenses (income), net includes the following operating items:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Loss (gain) on sales and disposals of fixed assets	$(88)	$61
Center closing costs	128	8
Severance accruals for employees under terms of employment contracts	425	—
Reimbursements from previous research and development arrangements	—	(300)
OccuLogix, Inc. severance accruals	—	820
Miscellaneous income	(27)	(97)

	$438	$492

6.	INCOME TAXES
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate. The Company believes that there is potential for significant volatility in its 2007 effective tax rate due to several factors, primarily from the impact of any changes to the forecasted current and future year earnings and the nature of net operating loss carryforwards utilized. The Company’s 2007 effective tax rate is estimated to be lower than the statutory rate primarily due to the nature of the net operating loss carryforwards for which the valuation allowance has been released.
During the three months ended March 31, 2007, the Company determined that there is sufficient evidence to recognize certain deferred tax assets. This determination was based on many factors, including a forecast of positive taxable income in future periods, the continued trend of historical taxable income and other relevant factors.
The Company’s determination of the amount of valuation allowance to release, and the resulting deferred tax asset to recognize, is based primarily on expected taxable income in future years. However, due to uncertainty of future earnings in later years caused by the change in the Company’s business model currently in process, uncertainty in the overall industry and other factors, the Company considered the expected utilization of additional deferred tax assets through 2008. As a result, during the three months ended March 31, 2007, the Company recognized deferred tax assets of $5.2 million comprised of a reduction to income tax expense of $1.9 million and a reduction to goodwill of $3.3 million.
7.	EARNINGS PER SHARE
The following table sets forth the computation of diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Net income	$3,478	$2,712

Weighted-average shares outstanding — basic	69,129	68,756
Dilutive effect of stock options	522	794

Weighted-average shares outstanding — diluted	69,651	69,550

Earnings per share — diluted	$0.05	$0.04

8.	SEGMENT INFORMATION
The Company has five reportable segments: refractive centers, refractive access, mobile cataract, optometric franchising and AMD. The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. Prior to 2007, the Company aggregated the refractive centers and access operations into one reportable segment. Beginning in 2007, the Company realigned its organization such that the refractive access segment is now being managed and reported separately. For comparison purposes, the segment information for the three months ended March 31, 2006 has been restated to reflect this change in reportable segments. The refractive centers segment provides the majority of the Company’s revenue and is in the business of providing corrective laser surgery specifically related to refractive disorders, such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The refractive access segment is also in the business of providing corrective laser surgery and includes the fixed and mobile access businesses. The mobile cataract segment provides surgery specifically for the treatment of cataracts. The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States. The AMD segment includes the Company’s ownership interest in OccuLogix, Inc., which is pursuing commercial applications for specific eye diseases including dry age-related macular degeneration, glaucoma and dry-eye. In addition, the Company has an accumulation of businesses that manage cataract and secondary care centers. None of these businesses meet the quantitative criteria to be disclosed separately as a reportable segment and are included in “Other” for segment disclosure purposes. Corporate depreciation and amortization of $0.7 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.
The Company’s reportable segments are as follows:

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED MARCH 31, 2007	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$51,704	$10,796	$8,875	$6,247	$5,572	$—	$83,194
Cost of revenues	34,197	7,777	6,328	4,276	2,475	—	55,053

Gross profit	17,507	3,019	2,547	1,971	3,097	—	28,141

Segment expenses:
Marketing and sales	6,065	342	907	91	1,030	—	8,435
G&A, amortization and other	3,139	(102)	981	326	32	—	4,376
Minority interests	845	65	—	731	898	—	2,539
Losses (earnings) from equity investments	(514)	—	—	(297)	—	2,517	1,706

Segment profit (loss)	$7,972	$2,714	$659	$1,120	$1,137	$(2,517)	$11,085

Corporate operating expenses							(6,784)
Interest income, net							128
Income tax expense							(951)

Net income							$3,478

Depreciation and amortization	$2,744	$560	$711	$359	$15	$—	$4,389

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED MARCH 31, 2006	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$48,092	$10,835	$7,942	$6,119	$4,593	$—	$77,581
Cost of revenues	31,997	7,406	5,677	3,676	1,974	1,659	52,389

Gross profit (loss)	16,095	3,429	2,265	2,443	2,619	(1,659)	25,192

Segment expenses:
Marketing and sales	4,924	123	690	118	947	169	6,971
G&A, R&D, amortization and other	3,043	107	1,176	887	51	4,083	9,347
Minority interests	889	111	—	795	734	(2,715)	(186)
Losses (earnings) from equity investments	(416)	—	—	(507)	—	—	(923)

Segment profit (loss)	$7,655	$3,088	$399	$1,150	$887	$(3,196)	$9,983

Corporate operating expenses							(4,311)
Interest income, net							475
Income tax expense							(3,435)

Net income							$2,712

Depreciation and amortization	$2,171	$549	$631	$393	$14	$34	$3,792

9.	SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash transactions:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Capital lease obligations relating to equipment purchases	$1,629	$1,435
Inventory contributed to OccuLogix, Inc.	—	25
Option and warrant reduction	5	25
Cash paid for the following:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Interest	$440	$538
Income taxes	150	688
10.	RECENT ACCOUNTING PRONOUNCEMENT
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides a two-step approach to recognizing and measuring uncertain tax positions (“UTP”) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the tax position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007.
As a result of implementing FIN 48, the Company recognized a $0.8 million decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. Including the cumulative effect decrease, at the beginning of 2007 the Company had approximately $0.3 million of total gross unrecognized tax benefits, all of which would favorably affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $0.1 million in interest and penalties related to unrecognized tax benefits. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not reflect actual outcomes.
The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1994 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.
11.	RECENT ACCOUNTING STANDARDS PENDING ADOPTION
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities, and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement as of January 1, 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 and has not yet determined the impact on its financial statements.
12.	SUBSEQUENT EVENT
On April 10, 2007, the Company announced plans for a modified “Dutch auction” tender offer in which the Company will offer to repurchase up to 20 million of its outstanding common shares at a price per share not less than $5.75 and not greater than $6.25. This represents up to approximately 30% of the total shares outstanding. The share repurchase will be financed through a combination of cash-on-hand and borrowing. The commencement of the repurchase is subject to obtaining regulatory approval, final Board of Directors approval and satisfactory debt financing.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q (herein, together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-Q”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” “plans,” “intends” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. Unless the context indicates or requires otherwise, references in this Form 10-Q to the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission.
OVERVIEW
     TLC Vision Corporation is a healthcare services company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care industry. Beginning in 2007, the Company realigned its organization into three businesses: refractive centers, doctor services and eye care. The majority of the Company’s revenues comes from refractive surgery at its centers. Refractive surgery involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company’s doctor services business includes the refractive access segment, which provides lasers for refractive surgery through fixed site and mobile service relationships. Doctor services also includes the mobile cataract segment, which furnishes hospitals and independent surgeons with mobile or fixed site access to cataract surgery equipment and services, and the “other” segment, which develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company’s eye care business includes its 51% majority interest in Vision Source, which provides franchise opportunities to independent optometrists. Eye care also includes the Company’s investment in OccuLogix, Inc., a public company focused on the treatment of specific eye diseases including dry age-related macular degeneration, glaucoma and dry-eye. As of March 31, 2007, the Company owned approximately 36% of OccuLogix, Inc. OccuLogix, Inc. is also a reporting company with the Commission, and its stock is publicly traded on the NASDAQ Global Market and the Toronto Stock Exchange.
     The Company serves surgeons who performed over 76,000 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during the three months ended March 31, 2007.
     The Company continually assesses patient, optometric and ophthalmic industry trends as it strives to improve laser vision correction revenues and procedure volumes. On April 10, 2007, the Company announced plans for a modified “Dutch auction” tender offer in which the Company will offer to repurchase up to 20 million of its outstanding common shares at a price per share not less than $5.75 and not greater than $6.25. This represents up to approximately 30% of the total shares outstanding. The Company anticipates that the share repurchase will be financed through a combination of cash-on-hand and borrowing. The commencement of the repurchase is subject to obtaining regulatory approval, final Board of Directors approval and satisfactory debt financing. Accordingly, there can be no assurance that the share repurchase will be completed. This repurchase could increase debt levels and interest expense and therefore lower net income.

RECENT DEVELOPMENTS
     The Company’s strategy includes periodic acquisitions of or investments in entities that operate in the refractive, doctor services or eye care markets. During the three months ended March 31, 2007, the Company paid approximately $2.8 million for the first year earn-out related to the 2005 acquisition of TruVision, which has been included in the purchase price allocation.
RESULTS OF OPERATIONS
     The Company refined its definition of a center primarily based on its level of operating control at each location and its consistency with the Company’s core center model. As a result, certain locations considered a center in prior periods are no longer included as a center and are included in refractive access under doctor services. Conversely, one location considered an access site in prior periods is no longer included as an access site and has been included as a refractive center.
     The following table sets forth certain center and procedure operating data for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	67	66
Number of minority-owned eye care centers at end of period	11	9

Number of TLCVision branded eye care centers at end of period	78	75

Number of laser vision correction procedures:
Majority-owned centers	31,700	30,000
Minority-owned centers	6,300	5,700

Total TLCVision branded center procedures	38,000	35,700

Total access procedures	18,900	20,500

Total TLCVision branded refractive procedures	56,900	56,200

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006
     Total revenues for the three months ended March 31, 2007 were $83.2 million, an increase of $5.6 million, or 7% over revenues of $77.6 million for the three months ended March 31, 2006. The increase in revenue resulted from growth in all three business components: refractive centers, doctor services and eye care.
     Revenues from refractive centers for the three months ended March 31, 2007 were $51.7 million, an increase of $3.6 million, or 7% from revenues of $48.1 million for the three months ended March 31, 2006. The increase in revenues from centers resulted from a combination of increases in center procedures, which accounted for an increase in revenues of approximately $2.8 million, and an increased mix of higher priced procedures, which accounted for approximately $0.8 million of the revenue increase. For the three months ended March 31, 2007, majority-owned center procedures were approximately 31,700, an increase of 1,700 or 6% from 30,000 procedures for the three months ended March 31, 2006.
     Revenues from doctor services for the three months ended March 31, 2007 were $25.9 million, an increase of $1.0 million, or 4% from revenues of $24.9 million for the three months ended March 31, 2006. This increase was primarily due to an increase in the Company’s mobile cataract segment.
     Revenues from the Company’s mobile cataract segment for the three months ended March 31, 2007 were $8.9 million, an increase of $1.0 million, or 12% from revenues of $7.9 million for the three months ended March 31, 2006. This increase was due to higher cataract volume and a new product offering that the Company began selling at the end of 2006.

     Revenues from the refractive access services segment for the three months ended March 31, 2007 were $10.8 million and equal to revenues for the three months ended March 31, 2006. For the three months ended March 31, 2007, access procedures declined by 1,600 or 8% from the prior year period and accounted for a decrease in revenues of approximately $0.9 million. This decrease in access revenues was offset by higher average pricing, which accounted for an increase in access revenues of approximately $0.9 million.
     Revenues from the Company’s accumulation of businesses that manage cataract and secondary care centers for the three months ended March 31, 2007 were $6.2 million and equal to revenues for the three months ended March 31, 2006.
     Revenues from eye care for the three months ended March 31, 2007, were $5.6 million, an increase of $1.0 million or 21% from revenues of $4.6 million for the three months ended March 31, 2006. This increase was primarily due to an increase in the Company’s optometric franchising segment and its continued growth in the number of franchisees that it serves.
     The cost of revenues (excluding amortization expense) from refractive centers for the three months ended March 31, 2007 was $34.2 million, an increase of $2.2 million from cost of revenues of $32.0 million for the three months ended March 31, 2006. This increase was primarily attributable to an increase in center procedures, which accounted for an increase in cost of revenues of approximately $1.9 million, and approximately $0.3 million of higher costs primarily associated with higher-priced procedures and costs from centers acquired or opened within the past year. Gross margins for centers remained consistent at 34% during the three months ended March 31, 2007 and 2006.
     The cost of revenues (excluding amortization expense) from doctor services for the three months ended March 31, 2007 were $18.4 million, an increase of $1.6 million from cost of revenues of $16.8 million for the three months ended March 31, 2006. This increase was due to increases from all business components of doctor services.
     The cost of revenues (excluding amortization expense) from the Company’s mobile cataract segment for the three months ended March 31, 2007 were $6.3 million, an increase of $0.6 million from cost of revenues of $5.7 million for the three months ended March 31, 2006. This increase was consistent with the increase in revenues, which was due to higher cataract volume and a new product offering that the Company began selling at the end of 2006.
     The cost of revenues (excluding amortization expense) from access services for the three months ended March 31, 2007 was $7.8 million, an increase of $0.4 million from cost of revenues of $7.4 million for the three months ended March 31, 2006. This increase was primarily attributable to $1.0 million of higher costs primarily associated with higher priced procedures. Higher costs were partially offset by the decrease in access procedures that accounted for a decrease in cost of revenues of $0.6 million. Gross margins decreased to 28% during the three months ended March 31, 2007 from 32% in the prior year period. This decrease in margin was primarily due to lower volume and lower margins on higher priced procedures.
     The cost of revenues (excluding amortization expense) from the Company’s accumulation of businesses that manage cataract and secondary care centers for the three months ended March 31, 2007 was $4.3 million, an increase of $0.6 million from cost of revenues of $3.7 million for the three months ended March 31, 2006. The increase was primarily due to increased costs of supplies at several of the Company’s ambulatory surgery centers. Gross margins decreased to 32% during the three months ended March 31, 2007 from 40% in the prior year period due to the increased costs of supplies without a corresponding increase in revenues.
     The cost of revenues from eye care for the three months ended March 31, 2007, was $2.5 million, a decrease of $1.1 million from cost of revenues of $3.6 million for the three months ended March 31, 2006. This decrease was primarily due to a $1.6 million inventory write-off in 2006 by OccuLogix, Inc. There was no such write-off in 2007. This decrease was partially offset by an increase in cost of revenues at the Company’s optometric franchising segment consistent with the increase in revenues. Gross margins increased to 56% during the three months ended

March 31, 2007 from 21% in the prior year period. Excluding the impact of the inventory write-off, gross margins decreased from 57% in the prior year period.
     General and administrative expenses decreased to $9.9 million for the three months ended March 31, 2007 from $10.8 million for the three months ended March 31, 2006. The $0.9 million decrease was primarily due to a $1.8 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc. This decrease was partially offset by expenses of $1.1 million related to the Company’s long-term strategic planning initiatives.
     Marketing expenses increased to $8.4 million for the three months ended March 31, 2007 from $7.0 million for the three months ended March 31, 2006. The $1.4 million increase was primarily due to increased spending associated with the Company’s refractive centers growth initiatives that were implemented during the quarter.
     Research and development, clinical and regulatory expenses were $1.5 million for the three months ended March 31, 2006. Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. as it conducted clinical trials related to its rheopheresis application to the FDA. Due to the deconsolidation of OccuLogix, Inc., the Company did not recognize any research and development, clinical and regulatory expenses during the three months ended March 31, 2007.
     Interest income decreased to $0.6 million for the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006. This $0.4 million decrease was primarily due to a $0.4 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc.
     Minority interest expense increased to $2.5 million for the three months ended March 31, 2007 from a $0.2 million benefit for the three months ended March 31, 2006. This $2.7 million change was primarily due to a $2.7 million increase from the AMD segment due to the deconsolidation of OccuLogix, Inc.
     Losses from equity investments were $1.7 million for the three months ended March 31, 2007 compared to $0.9 million of earnings for the three months ended March 31, 2006. This $2.6 million change included a $2.5 million loss from the AMD segment due to the Company accounting for its investment in OccuLogix, Inc. under the equity method beginning in the second quarter of 2006.
     For the three months ended March 31, 2007, the Company recognized income tax expenses of $1.0 million. Included in income taxes was a $1.9 million benefit from the reversal of deferred tax valuation allowances. For the three months ended March 31, 2006, the Company recognized income tax expense of $3.4 million. For the three months ended March 31, 2006, the Company utilized certain net operating loss carryforwards and deducted certain temporary differences that reduced goodwill and increased equity but did not reduce income tax expense. Therefore, the Company’s effective tax rate was lower for the three months ended March 31, 2007 than the prior year period.
     Net income for the three months ended March 31, 2007 increased to $3.5 million or $0.05 per diluted share from $2.7 million or $0.04 per diluted share for the three months ended March 31, 2006. This $0.8 million increase included a $0.3 million increase from the AMD segment and a $2.4 million increase from lower income taxes. Excluding the impact of the AMD segment, net income would have increased to $6.0 million or $0.09 per diluted share for the three months ended March 31, 2007 from $5.5 million or $0.08 per diluted share for the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
     During the three months ended March 31, 2007, the Company focused its activities primarily on implementing its refractive centers growth initiatives for certain centers. Cash and cash equivalents and short-term investments were $47.1 million at March 31, 2007 compared to $40.5 million at December 31, 2006. This increase was due to $15.3 million of cash generated by operating activities partially offset by capital expenditures, repayments of debt, earn-out payments and distributions to minority interests. Working capital at March 31, 2007 was $50.7 million, an increase of $10.7 million from $40.0 million at December 31, 2006. This increase was due to the $6.6 million increase in cash and short-term investments, a $2.5 million increase in deferred tax assets and a $1.7 million increase in accounts receivable. The increase in accounts receivable was primarily due to higher revenues during the seasonably strong first quarter.
     The Company’s principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments.
     During the three months ended March 31, 2007, the Company invested $3.7 million in fixed assets and received vendor lease financing for an additional $1.6 million.
     As new technologies emerge in the refractive market, the Company may need to upgrade its equipment, including excimer lasers and flap-making technology. The Company has access to vendor and third-party financing at fixed interest rates and expects to continue to have access to this financing option for at least the next 12 months.
     The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company’s anticipated level of operations and expansion plans for at least the next 12 months. The Company’s expansion plans include repurchasing up to 20 million of its common shares through a “Dutch auction” tender offer as previously announced. The Company expects to borrow up to $125 million and use cash-on-hand to fund the repurchase of the common shares.
CASH FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $15.3 million for the three months ended March 31, 2007. The cash flows provided by operating activities during the three months ended March 31, 2007 were primarily due to net income of $3.5 million plus non-cash items including depreciation and amortization of $4.4 million, deferred taxes of $0.9 million, minority interests of $2.5 million, losses from equity investments of $1.7 million and a decrease in net operating assets of $2.0 million. The decrease in net operating assets consisted of a $0.4 million decrease in prepaid expenses and other current assets and a $3.3 million increase in accounts payable and accrued liabilities, partially offset by a $1.7 million increase in accounts receivable. The decrease in prepaid expenses and other current assets was primarily due to normal amortization of insurance balances since December 31, 2006. The increase in accounts payable and accrued liabilities was primarily due to an increase in the optometric franchising segment’s deferred revenue, which will be recognized in the second quarter of 2007. The increase in accounts receivable was primarily due to higher revenues during the seasonably strong first quarter.
CASH FROM INVESTING ACTIVITIES
     Net cash used in investing activities was $5.3 million for the three months ended March 31, 2007. The cash used in investing activities included capital expenditures of $3.7 million, acquisitions and investments of $2.7 million and $0.5 million of net purchases of short-term investments. These cash outflows were partially offset by distributions and loan payments received from equity investments of $1.4 million and proceeds from the sales of fixed assets of $0.2 million.
CASH FROM FINANCING ACTIVITIES
     Net cash used in financing activities was $4.0 million for the three months ended March 31, 2007. Net cash used in financing activities during the three months ended March 31, 2007 was primarily related to the repayment of certain notes payable and capitalized lease obligations of $1.9 million and distributions to minority interests of $2.4 million, partially offset by proceeds from issuances of common stock of $0.1 million and proceeds from debt financing of $0.2 million.
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

ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
     There have been no significant changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There have been no material changes in legal proceedings from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 1A. RISK FACTORS
     Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS
31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By:	/s/ James C. Wachtman
James C. Wachtman
Chief Executive Officer May 9, 2007

By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer May 9, 2007

EXHIBIT INDEX

No.	Description

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350