Form 10-Q
period 2007-06-30
TLC VISION CORP
filed 2007-08-09
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
☐ Large accelerated filer           ☑ Accelerated filer           ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes  ☑ No
     As of August 8, 2007 there were 49,747,129 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Revenues:
Refractive centers	$46,952	$43,679	$98,656	$91,771
Doctor services	25,964	25,405	51,882	50,301
Eye care	8,214	7,131	13,786	11,724

Total revenues	81,130	76,215	164,324	153,796

Cost of revenues (excluding amortization expense shown below):
Refractive centers	32,656	29,944	66,853	61,941
Doctor services	18,258	18,040	36,639	34,800
Eye care	3,959	3,030	6,434	6,662

Total cost of revenues (excluding amortization expense shown below)	54,873	51,014	109,926	103,403

Gross profit	26,257	25,201	54,398	50,393

General and administrative	8,966	7,085	18,896	17,912
Marketing and sales	10,686	6,704	19,121	13,675
Research and development, clinical and regulatory	—	—	—	1,475
Amortization of intangibles	927	874	1,719	1,738
Other expenses (income), net	96	(169)	534	323

	20,675	14,494	40,270	35,123

Operating income	5,582	10,707	14,128	15,270

Gain on sale of OccuLogix, Inc. stock	933	1,450	933	1,450
Interest income	579	464	1,147	1,235
Interest expense	(689)	(383)	(1,129)	(679)
Minority interests	(2,761)	(2,938)	(5,300)	(2,752)
Earnings (losses) from equity investments	(1,115)	(899)	(2,821)	24

Income before income taxes	2,529	8,401	6,958	14,548
Income tax (expense) benefit	(1,653)	2,466	(2,604)	(969)

Net income	$876	$10,867	$4,354	$13,579

Earnings per share — basic	$0.01	$0.16	$0.06	$0.20

Earnings per share — diluted	$0.01	$0.16	$0.06	$0.19

Weighted average number of common shares outstanding — basic	68,054	68,881	68,589	68,819
Weighted average number of common shares outstanding — diluted	68,581	69,830	69,104	69,832
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,216	$28,917
Short-term investments	—	11,575
Accounts receivable, net	21,105	19,315
Deferred tax asset	11,464	7,153
Prepaid expenses, inventory and other	14,863	13,911

Total current assets	64,648	80,871

Restricted cash	1,035	1,035
Investments and other assets	35,489	38,857
Goodwill	90,567	96,148
Other intangible assets, net	18,785	20,503
Fixed assets, net	62,141	56,888

Total assets	$272,665	$294,302

LIABILITIES
Current liabilities:
Accounts payable	$13,086	$12,314
Accrued liabilities	18,920	20,231
Current maturities of long-term debt	9,951	8,311

Total current liabilities	41,957	40,856

Long term-debt, less current maturities	100,940	15,122
Other long-term liabilities	4,571	4,442
Minority interests	15,421	14,583

Total liabilities	162,889	75,003

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	336,013	450,133
Option and warrant equity	1,299	1,806
Accumulated deficit	(227,536)	(232,640)

Total stockholders’ equity	109,776	219,299

Total liabilities and stockholders’ equity	$272,665	$294,302

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$4,354	$13,579
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,134	7,676
Deferred taxes	1,939	2,019
Minority interests	5,300	2,752
(Income) expense from equity investments	2,821	(24)
Loss (gain) on sales and disposals of fixed assets	(81)	1
Reimbursements from investments in research and development arrangements	—	(300)
Write-down of OccuLogix, Inc. inventory	—	1,625
Gain on sale of OccuLogix, Inc. stock	(933)	(1,450)
Non-cash compensation expense	731	925
Other	117	26
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(1,790)	136
Prepaid expenses, inventory and other current assets	(687)	(1,081)
Accounts payable and accrued liabilities	796	(3,103)

Cash from operating activities	21,701	22,781

INVESTING ACTIVITIES
Purchases of fixed assets	(7,281)	(6,349)
Proceeds from sales of fixed assets	268	516
Proceeds from sale of OccuLogix, Inc. stock, net	2,000	2,226
OccuLogix, Inc. cash balance at time of deconsolidation	—	(14,814)
Distributions and loan payments received from equity investments	1,857	1,854
Reimbursements from investments in research and development arrangements	—	300
Acquisitions and equity investments	(3,889)	(3,171)
Proceeds from sales of short-term investments	17,375	9,925
Purchases of short-term investments	(5,800)	(3,275)
Other	33	(47)

Cash from investing activities	4,563	(12,835)

FINANCING ACTIVITIES
Restricted cash movement	—	(35)
Principal payments of debt financing and capital leases	(3,497)	(1,968)
Proceeds from debt financing	85,317	283
Capitalized debt costs	(1,631)	—
Distributions to minority interests	(4,560)	(4,754)
Proceeds from issuances of common stock	2,154	445
Purchases of treasury stock	(115,748)	—
Proceeds from issuances of OccuLogix, Inc. stock	—	233

Cash from financing activities	(37,965)	(5,796)

Net (decrease) increase in cash and cash equivalents during the period	(11,701)	4,150
Cash and cash equivalents, beginning of period	28,917	31,729

Cash and cash equivalents, end of period	$17,216	$35,879

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED) (In thousands)

					OPTION
					AND
	COMMON STOCK		TREASURY STOCK		WARRANT	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	EQUITY	DEFICIT	TOTAL
Balance December 31, 2006	69,091	$450,133	—	$—	$1,806	$(232,640)	$219,299
Shares issued as part of the employee share purchase plan and 401(k) plan	31	137					137
Exercises of stock options	593	2,524			(507)		2,017
Stock-based compensation		731					731
Adjustment related to adoption of FIN 48 (see note 12)						750	750
Purchases of treasury stock			20,000	(117,512)			(117,512)
Retirement of treasury stock	(20,000)	(117,512)	(20,000)	117,512			—
Net income and comprehensive income						4,354	4,354

Balance September 30, 2005	49,715	$336,013	—	—	$1,299	$(227,536)	$109,776

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 filed by TLC Vision Corporation (the “Company” or “TLCVision”) with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007. The consolidated financial statements as of December 31, 2006 and unaudited interim consolidated financial statements for the three and six months ended June 30, 2007 and 2006 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

In April 2006, the Company sold 0.8 million shares of its OccuLogix, Inc. common stock reducing its ownership to below 50%. In connection with that transaction, the Company deconsolidated OccuLogix, Inc. and began accounting for its investment in OccuLogix, Inc. under the equity method. At June 30, 2007, the Company owned18.8 million shares or approximately 33% of OccuLogix, Inc.’s issued and outstanding common stock.

The unaudited interim consolidated financial statements for the three and six months ended June 30, 2007 include certain reclassifications to conform with classifications for the three and six months ended June 30, 2007. Beginning in 2007, the Company realigned its organization into three businesses: refractive centers, doctor services and eye care. Refractive centers, which is also a reportable segment, is comprised of the Company’s 79 centers that provide corrective laser surgery, of which 65 centers are majority-owned and 14 centers are minority-owned. The Company refined its definition of a center primarily based on its level of operating control at each location and its consistency with the Company’s center operating model. Prior period classifications have been changed to conform with classifications for the three and six months ended June 30, 2007. Doctor services is comprised of the Company’s refractive access and mobile cataract segments along with certain other operations. Eye care is comprised of the Company’s optometric franchising and age-related macular degeneration (“AMD”) segments. See Note 8 for more information on the Company’s reportable segments.

2.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“Statement 123(R)”) using the modified prospective method of application.

Total stock-based compensation for the three months ended June 30, 2007 was $0.4 million ($0.3 million after tax or less than $0.01 per basic and diluted share) and relates to the TLCVision Stock Option Plan and its Employee Share Purchase Plan. Total stock-based compensation for the three months ended June 30, 2006 was $0.3 million. Total stock-based compensation includes $0.2 million ($0.2 million after tax or less than $0.01 per basic and diluted share) for TLCVision stock options and its Employee Share Purchase Plan, and $0.1 million ($0.1 million after tax or less than $0.01 per basic and diluted share) for the value of stock issued in connection with the Company’s 401(k) matching program.

Total stock-based compensation for the six months ended June 30, 2007 was $0.7 million ($0.4 million after tax or less than $0.01 per basic and diluted share) and relates to the TLCVision Stock Option Plan and its Employee Share Purchase Plan. Total stock-based compensation for the six months ended June 30, 2006 was $0.9 million. Total stock-based compensation includes $0.5 million ($0.4 million after tax or less than $0.01 per basic and diluted share) for TLCVision stock options and its Employee Share Purchase Plan, and $0.3 million ($0.2 million after tax or less than $0.01 per basic and diluted share) for the value of stock issued in connection with the Company’s 401(k) matching program. Total stock-based compensation for the six months ended June 30, 2006 also included $0.2 million ($0.1 million after minority interests and tax or less than $0.01 per basic and diluted share) of stock-based compensation expense recorded by OccuLogix, Inc. in connection with its adoption of Statement 123(R).

As of June 30, 2007, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $3.5 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires December 2010 for certain options.

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

The Company granted 35,000 options during the three and six months ended June 30, 2007. The Company granted 5,000 and 883,000 options during the three and six months ended June 30, 2006, respectively. The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2007 and 2006, respectively: risk-free interest rate of 4.5% and 4.4% for 2007 and 2006, respectively; expected dividend yield of 0%; expected life of 5 and 3 years for 2007 and 2006, respectively; and expected volatility of 63% and 57% for 2007 and 2006, respectively.

3.	ACQUISITIONS AND DISPOSITIONS

On April 11, 2006, the Company sold 0.8 million shares of OccuLogix, Inc. common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned approximately 49% of OccuLogix, Inc.’s outstanding stock. Due to the insignificance of the results of operations of OccuLogix, Inc. from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix, Inc. effective April 1, 2006 and has accounted for its investment in OccuLogix, Inc. under the equity method since that date (see Note 4).

On May 30, 2007, the Company entered into an agreement with JEGC OCC Corporation for the sale of all of its common shares of OccuLogix, Inc. The transaction was a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix, Inc. common stock for $2.0 million and recorded a gain of $0.9 million. After the sale of stock, the Company owns approximately 33% of OccuLogix, Inc.’s outstanding stock. The remaining shares are to be sold by August 28, 2007 subject to certain conditions including financing by the purchaser.

The Company’s strategy includes periodic acquisitions of or investments in entities that operate in the refractive, cataract or eye care markets. During the six months ended June 30, 2007, the Company paid approximately $3.9 million to acquire or invest in several entities, none of which were individually material. Of this amount, approximately $2.8 million related to cash paid for the first year earn-out related to the 2005 acquisition of TruVision, which has been included in the purchase price allocation.

4.	INVESTMENTS AND OTHER ASSETS

Included in investments and other assets as of June 30, 2007 is the Company’s equity investment in OccuLogix, Inc., which totaled $9.1 million. Since April 1, 2006, the Company has accounted for the results of OccuLogix, Inc. under the equity method. As of June 30, 2007, the Company owns approximately 33% of OccuLogix, Inc.’s issued and outstanding common stock. For the three months ended June 30, 2007, OccuLogix, Inc. reported the following:

Net sales	$121
Gross profit	$39
Net loss	$(2,579)
Because the Company accounted for its original investment in OccuLogix, Inc. at historical cost, the Company must eliminate certain items when it recognizes equity earnings (losses) from OccuLogix, Inc. For the six months ended June 30, 2007, the Company recognized $4.1 million of equity losses from OccuLogix, Inc.

5.	OTHER EXPENSES (INCOME), NET

Other expenses (income), net includes the following operating items:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Loss (gain) on sales and disposals of fixed assets	$7	$(45)	$(81)	$17
Center closing costs	13	(40)	141	(32)
Severance accruals for employees under terms of employment contracts	109	—	534	—
Reimbursements from previous research and development arrangements	—	—	—	(300)
OccuLogix, Inc. severance accruals	—	—	—	820
Miscellaneous income	(33)	(84)	(60)	(182)

	$96	$(169)	$534	$323

6.	INCOME TAXES

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

As of June 30, 2007, the Company continues to believe that there is sufficient evidence to recognize certain deferred tax assets. This determination was based on many factors, including a forecast of positive taxable income in future periods, the continued trend of historical taxable income and other relevant factors.

The Company’s determination of the amount of valuation allowance to release, and the resulting deferred tax asset to recognize, is based primarily on expected taxable income in future years. However, due to uncertainty of future earnings in later years caused by the change in the Company’s business model currently in process, uncertainty in the overall industry and other factors, the Company considered the expected utilization of additional deferred tax assets through 2008. As a result, during the three months ended June 30, 2007, the Company recognized additional deferred tax assets of approximately $3.0 million which is comprised primarily of a reduction to goodwill of $3.0 million.

7.	EARNINGS PER SHARE

The following table sets forth the computation of diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net income	$876	$10,867	$4,354	$13,579

Weighted-average shares outstanding — basic	68,054	68,881	68,589	68,819
Dilutive effect of stock options and warrants	527	949	515	1,013

Weighted-average shares outstanding — diluted	68,581	69,830	69,104	69,832

Earnings per share — diluted	$0.01	$0.16	$0.06	$0.19

8.	SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. Prior to 2007, the Company aggregated the refractive centers and access operations into one reportable segment. Beginning in 2007, the Company realigned its organization such that the refractive access segment is now being managed and reported separately. For comparison purposes, the segment information for the three and six months ended June 30, 2006 has been restated to reflect this change in reportable segments. The Company has three lines of business and five reportable segments as follows:
•	Refractive Centers: The refractive centers business provides the majority of the Company’s revenue and is in the business of providing corrective laser surgery (principally LASIK) in fixed sites typically branded under the TLC name.

•	Doctor Services: The doctor services business provides a variety of services and products directly to doctors and the facilities in which they perform surgery. It consists of the following businesses:
•	Refractive Access: The refractive access segment assists surgeons in providing corrective laser surgery in their own practice location by providing refractive technology, technicians, service and practice development support at the surgeon’s office.

•	Mobile Cataracts: The mobile cataract segment provides technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery as well as other eye diseases.

•	Other: The Company has an accumulation of businesses that manage surgical and secondary care centers. None of these businesses meet the quantitative criteria to be disclosed separately as a reportable segment and are included in “Other” for segment disclosure purposes.
•	Eye Care: The eye care business consists of two business segments:
•	Optometric Franchising: The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States.

•	Age-Related Macular Degeneration (“AMD”): The AMD segment includes the Company’s ownership interest in OccuLogix, Inc., which is pursuing commercial applications for specific eye diseases including dry age-related macular degeneration, glaucoma and dry-eye syndrome.
Corporate depreciation and amortization of $1.3 million for both the six months ended June 30, 2007 and 2006 is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.

The Company’s reportable segments are as follows:

THREE MONTHS ENDED JUNE 30, 2007
(IN THOUSANDS)		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$46,952	$9,386	$9,542	$7,036	$8,214	$—	$81,130
Cost of revenues	32,656	7,169	6,824	4,265	3,959	—	54,873

Gross profit	14,296	2,217	2,718	2,771	4,255	—	26,257

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	933	933
Marketing and sales	8,139	312	1,058	117	1,060	—	10,686
G&A, amortization and other	2,166	33	987	860	45	—	4,091
Minority interests	483	39	—	757	1,482	—	2,761
(Losses) earnings from equity investments	128	—	—	371	—	(1,614)	(1,115)

Segment profit (loss)	$3,636	$1,833	$673	$1,408	$1,668	$(681)	$8,537

Corporate operating expenses							(5,898)
Interest expense, net							(110)
Income tax expense							(1,653)

Net income							$876

Depreciation and amortization	$2,911	$585	$722	$368	$15	$—	$4,601

THREE MONTHS ENDED JUNE 30, 2006
(IN THOUSANDS)		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$43,679	$9,690	$9,068	$6,647	$7,131	$—	$76,215
Cost of revenues	29,944	7,124	6,263	4,653	3,030	—	51,014

Gross profit	13,735	2,566	2,805	1,994	4,101	—	25,201

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	1,450	1,450
Marketing and sales	4,806	114	664	90	1,030	—	6,704
G&A, amortization and other	2,657	(755)	968	43	47	—	2,960
Minority interests	(660)	(75)	—	(766)	(1,437)	—	(2,938)
(Losses) earnings from equity investments	414	—	—	537	—	(1,850)	(899)

Segment profit (loss)	$6,026	$3,132	$1,173	$1,632	$1,587	$(400)	$13,150

Corporate operating expenses							(4,830)
Interest income, net							81
Income tax benefit							2,466

Net income							$10,867

Depreciation and amortization	$2,251	$610	$659	$350	$14	$—	$3,884

SIX MONTHS ENDED JUNE 30, 2007
(IN THOUSANDS)		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$98,656	$20,182	$18,417	$13,283	$13,786	$—	$164,324
Cost of revenues	66,853	14,946	13,152	8,541	6,434	—	109,926

Gross profit	31,803	5,236	5,265	4,742	7,352	—	54,398

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	933	933
Marketing and sales	14,204	655	1,965	208	2,089	—	19,121
G&A, amortization and other	5,234	(33)	1,968	1,228	77	—	8,474
Minority interests	1,328	104	—	1,488	2,380	—	5,300
(Losses) earnings from equity investments	642	—	—	668	—	(4,131)	(2,821)

Segment profit (loss)	$11,679	$4,510	$1,332	$2,486	$2,806	$(3,198)	$19,615

Corporate operating expenses							(12,676)
Interest income, net							19
Income tax expense							(2,604)

Net income							$4,354

Depreciation and amortization	$5,799	$1,144	$1,433	$728	$30	$—	$9,134

SIX MONTHS ENDED JUNE 30, 2006
(IN THOUSANDS)		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$91,771	$20,525	$17,010	$12,766	$11,724	$—	$153,796
Cost of revenues	61,941	14,531	11,940	8,329	5,003	1,659	103,403

Gross profit	29,830	5,994	5,070	4,437	6,721	(1,659)	50,393

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	1,450	1,450
Marketing and sales	9,730	237	1,354	209	1,977	168	13,675
G&A, amortization and other	5,951	(1,374)	2,144	927	98	4,068	11,814
Minority interests	1,548	186	—	1,562	2,171	(2,715)	2,752
(Losses) earnings from equity investments	830	—	—	1,044	—	(1,850)	24

Segment profit (loss)	$13,431	$6,945	$1,572	$2,783	$2,475	$(3,580)	$23,626

Corporate operating expenses							(9,634)
Interest income, net							556
Income tax expense							(969)

Net income							$13,579

Depreciation and amortization	$4,421	$1,159	$1,291	$743	$28	$34	$7,676
9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash transactions:

	SIX MONTHS ENDED JUNE 30,
	2007	2006
Capital lease obligations relating to equipment purchases	$5,639	$4,467
Inventory contributed to OccuLogix, Inc.	—	25
Option and warrant reduction	507	47

Cash paid for the following:

	SIX MONTHS ENDED JUNE 30,
	2007	2006
Interest	$941	$678
Income taxes	1,776	860
10.	DEBT

On June 20, 2007, the Company entered into a $110.0 million credit facility (“Credit Facility”) with CIT Corporation and other financial institutions. The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
Senior term debt, totaling $85.0 million, has a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of June 30, 2007, $85.0 million was outstanding on this portion of the facility.
Revolving credit facility, totaling $25.0 million with a five-year term. As of June 30, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.
Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at June 30, 2007 was 2.50%. In addition, the Company will pay a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $1.9 million were incurred and recorded in other assets as deferred financing costs, and will be amortized over the life of the facility.

11.	SHARE REPURCHASE

On April 10, 2007, the Board of Directors authorized the Company to repurchase up to 20.0 million of its outstanding common stock at a price per share not less than $5.75 and not greater than $6.25. On June 20, 2007, the Company repurchased 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.5 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand and the $85 million proceeds under the Company’s new Credit Facility noted above.

12.	RECENT ACCOUNTING PRONOUNCEMENT

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

13.	RECENT ACCOUNTING STANDARDS PENDING ADOPTION

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-Q”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” “plans,” “intends” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Unless the context indicates or requires otherwise, references in this Form 10-Q to the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission.
OVERVIEW
TLC Vision Corporation is a healthcare services company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care industry. Beginning in 2007, the Company realigned its organization into three businesses: refractive centers, doctor services and eye care. The majority of the Company’s revenues comes from refractive surgery at its owned and managed refractive centers. Refractive surgery (principally LASIK) involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company’s doctor services business includes the refractive access segment, which provides refractive technology and support to surgeons for use in their own practice locations. Doctor services also includes the mobile cataract segment, which provides technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery as well as other eye diseases, and the “other” segment, which develops, manages and has equity participation in single-specialty eye care ambulatory surgery centers and multi-specialty ambulatory surgery centers. The Company’s eye care business includes its 51% interest in Vision Source, which provides franchise opportunities to independent optometrists. The eye care segment also includes the Company’s investment in OccuLogix, Inc., a public company focused on the treatment of specific eye diseases, including dry age-related macular degeneration, glaucoma and dry-eye. As of June 30, 2007, the Company owned approximately 33% of OccuLogix, Inc. OccuLogix, Inc. is also a reporting company with the Commission, and its stock is publicly traded on the Nasdaq Global Market and the Toronto Stock Exchange.
The Company serves surgeons who performed over 142,800 procedures including refractive and other surgical procedures, at the Company’s centers or using the Company’s equipment during the six months ended June 30, 2007.
The Company continually assesses patient, optometric and ophthalmic industry trends and developing strategies to improve laser vision correction revenues and procedure volumes. Additionally, it is pursuing growth initiatives and investment opportunities in the refractive market and within its other healthcare services.
RECENT DEVELOPMENTS
During the six months ended June 30, 2007, the Company paid approximately $2.8 million for the first year earn-out related to the 2005 acquisition of TruVision, which has been included in the purchase price allocation.
On May 30, 2007, the Company entered into an agreement with JEGC OCC Corporation for the sale of all of its common shares of OccuLogix, Inc. The transaction was a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix, Inc. common stock for $2.0 million and recorded a gain of $0.9 million. After the sale of stock, the Company owns approximately 33% of OccuLogix, Inc. The remaining shares are to be sold by August 28, 2007 subject to certain conditions including financing by the purchaser.

On June 20, 2007, the Company entered into a $110.0 million credit facility (“Credit Facility”) with CIT Corporation and other financial institutions. The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
Senior term debt, totaling $85.0 million, has a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of June 30, 2007, $85.0 million was outstanding on this portion of the facility.
Revolving credit facility, totaling $25.0 million with a five-year term. As of June 30, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.
Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at June 30, 2007 was 2.50%. In addition, the Company will pay a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $1.9 million were incurred and recorded as deferred financing costs, and will be amortized over the life of the facility.
On April 10, 2007, the Board of Directors authorized the Company to repurchase up to 20.0 million of its outstanding common stock at a price per share not less than $5.75 and not greater than $6.25. On June 20, 2007, the Company repurchased 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.5 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand and the $85 million proceeds under the Company’s new Credit Facility noted above.
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
The following table sets forth certain center and procedure operating data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	65	66	65	66
Number of minority-owned eye care centers at end of period	14	9	14	9

Number of TLCVision branded eye care centers at end of period	79	75	79	75

Number of laser vision correction procedures:
Majority-owned centers	28,400	27,000	60,100	57,000
Minority-owned centers	5,500	5,200	11,800	10,900

Total TLCVision branded center procedures	33,900	32,200	71,900	67,900
Total access procedures	15,700	17,200	34,600	37,800

Total laser vision correction procedures	49,600	49,400	106,500	105,700

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006
Total revenues for the three months ended June 30, 2007 were $81.1 million, an increase of $4.9 million, or 6%, over revenues of $76.2 million for the three months ended June 30, 2006. The increase in revenue resulted from growth in all three business components: refractive centers, doctor services and eye care.

Revenues from refractive centers for the three months ended June 30, 2007 were $47.0 million, an increase of $3.3 million, or 8% from revenues of $43.7 million for the three months ended June 30, 2006. The increase in revenues from centers resulted from a combination of increases in center procedures, which accounted for an increase in revenues of approximately $2.3 million, and an increased mix of higher priced procedures, which accounted for approximately $1.0 million of the revenue increase. For the three months ended June 30, 2007, majority-owned center procedures were approximately 28,400, an increase of 1,400 or 5% from 27,000 procedures for the three months ended June 30, 2006.
Revenues from doctor services for the three months ended June 30, 2007 were $26.0 million, an increase of $0.6 million, or 2% from revenues of $25.4 million for the three months ended June 30, 2006. This increase was primarily due to an increase in the Company’s mobile cataract segment.
Revenues from the Company’s mobile cataract segment for the three months ended June 30, 2007 were $9.5 million, an increase of $0.4 million, or 5% from revenues of $9.1 million for the three months ended June 30, 2006. This increase was due to a higher average price and a new product that the Company began offering at the end of 2006.
Revenues from the refractive access services segment for the three months ended June 30, 2007 were $9.4 million, a decrease of $0.3 million, or 3% from revenues of $9.7 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, access procedures declined by 1,500 or 9% from the prior year period and accounted for a decrease in revenues of approximately $0.9 million. This decrease in access revenues was offset by higher average pricing, which increased access revenues by approximately $0.6 million.
Revenues from the Company’s accumulation of businesses that manage cataract and secondary care centers for the three months ended June 30, 2007 were $7.1 million, an increase of $0.5 million, or 6% from revenues of $6.6 million for the three months ended June 30, 2006.
Revenues from eye care for the three months ended June 30, 2007, were $8.2 million, an increase of $1.1 million or 15% from revenues of $7.1 million for the three months ended June 30, 2006. This increase was primarily due to an increase in the Company’s optometric franchising segment and its continued growth in the number of franchisees that it serves.
Total cost of revenues (excluding amortization expense for all segments) for the three months ended June 30, 2007 was $54.9 million, an increase of $3.9 million, or 8% over the cost of revenues of $51.0 million for the three months ended June 30, 2006.
The cost of revenues from refractive centers for the three months ended June 30, 2007 was $32.7 million, an increase of $2.8 million from cost of revenues of $29.9 million for the three months ended June 30, 2006. This increase was primarily attributable to an increase in center procedures, which accounted for an increase in cost of revenues of approximately $1.6 million, and approximately $1.2 million of higher costs primarily associated with higher-priced procedures and costs from centers acquired or opened within the past year. Gross margins for centers decreased to 30% during the three months ended June 30, 2007 from 31% in the prior year period. This decrease in margin was primarily due to higher fixed costs associated with opening new centers.
The cost of revenues from doctor services for the three months ended June 30, 2007 was $18.2 million, an increase of $0.2 million from cost of revenues of $18.0 million for the three months ended June 30, 2006. This increase was due to the following:
The cost of revenues from the Company’s mobile cataract segment for the three months ended June 30, 2007 was $6.8 million, an increase of $0.5 million from cost of revenues of $6.3 million for the three months ended June 30, 2006. This increase was consistent with the increase in revenues, which was due to higher cataract volume and a new product that the Company began offering at the end of 2006.
The cost of revenues from refractive access services for the three months ended June 30, 2007 was $7.2 million, an increase of $0.1 million from cost of revenues of $7.1 million for the three months ended June

30, 2006. This increase was primarily attributable to $0.8 million of higher costs primarily associated with higher priced procedures, partially offset by the decrease in access procedures that accounted for a decrease in cost of revenues of $0.7 million. Gross margins decreased to 24% during the three months ended June 30, 2007 from 26% in the prior year period. This decrease in margin was primarily due to lower volume and lower margins on higher priced procedures.
The cost of revenues from the Company’s accumulation of businesses that manage cataract and secondary care centers for the three months ended June 30, 2007 was $4.3 million, a decrease of $0.4 million from cost of revenues of $4.7 million for the three months ended June 30, 2006. The decrease was primarily due to decreased costs of supplies at several of the Company’s ambulatory surgery centers. Gross margins increased to 39% during the three months ended June 30, 2007 from 30% in the prior year period due higher revenues and a decrease in supply costs.
The cost of revenues from eye care for the three months ended June 30, 2007 was $3.9 million, an increase of $0.9 million from cost of revenues of $3.0 million for the three months ended June 30, 2006. This increase was primarily due to an increase in cost of revenues at the Company’s optometric franchising segment consistent with the increase in revenues and higher costs associated with an annual meeting. Gross margins decreased to 52% during the three months ended June 30, 2007 from 58% in the prior year period due to higher costs for the annual meeting of franchisees.
General and administrative expenses increased to $9.0 million for the three months ended June 30, 2007 from $7.1 million for the three months ended June 30, 2006. The $1.9 million increase was primarily related to $1.0 million in non-recurring accrual reductions in 2006, and $0.4 million in increased foreign exchange losses.
Marketing expenses increased to $10.7 million for the three months ended June 30, 2007 from $6.7 million for the three months ended June 30, 2006. The $4.0 million increase was primarily due to increased spending associated with the Company’s refractive centers growth initiatives that were implemented during the year.
During the three months ended June 30, 2007, the Company recorded a $0.9 million gain on the sale of 1.9 million shares of OccuLogix, Inc. common stock compared to a $1.4 million gain on the sale of 0.8 million shares of OccuLogix, Inc. common stock in the prior year period.
Interest income increased to $0.6 million for the three months ended June 30, 2007 from $0.5 million for the three months ended June 30, 2006. This $0.1 million increase was primarily due to higher earnings related to higher interest rates on invested cash balances.
Interest expense increased to $0.7 million for the three months ended June 30, 2007 from $0.4 million for the three months ended June 30, 2006. This $0.3 million increase was primarily due to interest related to the new credit facility and higher interest expense related to increased levels of capital expenditure financing over the same period in the prior year.
Minority interest expense decreased to $2.8 million for the three months ended June 30, 2007 from $2.9 million for the three months ended June 30, 2006.
Losses from equity investments were $1.1 million for the three months ended June 30, 2007 compared to a loss of $0.9 million for the three months ended June 30, 2006. This $0.2 million decrease was due to lower profits at the Company’s minority-owned refractive centers.
For the three months ended June 30, 2007, the Company recognized income tax expense of $1.7 million. The Company recognized $1.2 million in income tax due to the geographic mix of pretax earnings and $0.4 million of tax withholding on a dividend paid to its Canadian parent. For the three months ended June 30, 2006, the Company recognized income tax benefit of $2.5 million. This benefit includes a $3.4 million benefit related to a change in estimate based on the results of a comprehensive IRC Section 382 study that was completed during the second quarter of 2006. Partially offsetting this $3.4 million benefit is $0.9 million of income tax expense. Approximately $0.8 million of this expense related to the utilization of certain net operating loss carryforwards that reduce goodwill.
Net income for the three months ended June 30, 2007 decreased to $0.9 million or $0.01 per diluted share from $10.9 million or $0.16 per diluted share for the three months ended June 30, 2006. This $10.0 million decrease included a $4.1 million decrease from higher income taxes, a $4.0 million increase in marketing costs, a $2.0 million increase in general and administrative expenses, and a $0.3 million increased loss from the AMD segment. Excluding the impact of the AMD segment, net income would have decreased to $1.6 million or $0.02 per diluted share for the three months ended June 30, 2007 from $11.3 million or $0.16 per diluted share for the prior year period.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006
Total revenues for the six months ended June 30, 2007 were $164.3 million, an increase of $10.5 million, or 7% over revenues of $153.8 million for the six months ended June 30, 2006. The increase in revenue resulted from growth in all three business components: refractive centers, doctor services and eye care.
Revenues from refractive centers for the six months ended June 30, 2007 were $98.7 million, an increase of $6.9 million, or 8% from revenues of $91.8 million for the six months ended June 30, 2006. The increase in revenues from centers resulted from a combination of increases in procedures, which accounted for approximately $5.1 million in revenues, and an increased mix of higher-priced procedures, which accounted for approximately $1.8 million in revenues. For the six months ended June 30, 2007, majority-owned center procedures were approximately 60,100, an increase of 3,100 or 5% from 57,000 procedures for the six months ended June 30, 2006.
Revenues from doctor services for the six months ended June 30, 2007 were $51.9 million, an increase of $1.6 million, or 3% from revenues of $50.3 million for the six months ended June 30, 2006. This increase was primarily due to an increase in the Company’s mobile cataract segment.
Revenues from the Company’s mobile cataract segment for the six months ended June 30, 2007 were $18.4 million, an increase of $1.4 million, or 8% from revenues of $17.0 million for the six months ended June 30, 2006. This increase was due to a higher average price and a new product offering that the Company began selling at the end of 2006.
Revenues from the refractive access services segment for the six months ended June 30, 2007 were $20.2 million, a decrease of $0.3 million, or 2% from revenues of $20.5 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, access procedures declined by 3,200 or 9% from the prior year period and accounted for a decrease in revenues of approximately $1.9 million. This decrease in access revenues was offset by higher average pricing, which accounted for an increase in access revenues of approximately $1.6 million.
Revenues from the Company’s accumulation of businesses that manage cataract and secondary care centers for the six months ended June 30, 2007 were $13.3 million, an increase of $0.5 million, or 4% from revenues of $12.8 million for the six months ended June 30, 2006.
Revenues from eye care for the six months ended June 30, 2007, were $13.8 million, an increase of $2.1 million or 18% from revenues of $11.7 million for the six months ended June 30, 2006. This increase was primarily due to an increase in the Company’s optometric franchising segment and its continued growth in the number of franchisees that it serves.
Total cost of revenues (excluding amortization expense for all segments) for the six months ended June 30, 2007 was $109.9 million, an increase of $6.5 million, or 6% over the cost of revenues of $103.4 million for the six months ended June 30, 2006.

The cost of revenues from refractive centers for the six months ended June 30, 2007 was $66.8 million, an increase of $4.9 million from cost of revenues of $61.9 million for the six months ended June 30, 2006. This increase was primarily attributable to an increase in procedures, which accounted for approximately $3.4 million in costs, and approximately $1.5 million of costs associated with higher-priced procedures and costs from centers acquired or opened within the past year. Gross margins for centers remained consistent at 32% during the six months ended June 30, 2007 and 2006, respectively.
The cost of revenues from doctor services for the six months ended June 30, 2007 was $36.6 million, an increase of $1.8 million from cost of revenues of $34.8 million for the six months ended June 30, 2006. This increase was spread across all business components of doctor services.
The cost of revenues from the Company’s mobile cataract segment for the six months ended June 30, 2007 was $13.1 million, an increase of $1.2 million from cost of revenues of $11.9 million for the six months ended June 30, 2006. This increase was consistent with the increase in revenues, which was due to higher cataract volume and a new product offering that the Company began selling at the end of 2006.
The cost of revenues from refractive access services for the six months ended June 30, 2007 was $14.9 million, an increase of $0.4 million from cost of revenues of $14.5 million for the six months ended June 30, 2006. This increase was primarily attributable to $1.8 million of higher costs primarily associated with higher-priced procedures, offset in part by the decrease in access procedures that reduced cost of revenues by approximately $1.4 million. Gross margins decreased to 26% during the six months ended June 30, 2007 from 29% in the prior year period. This decrease in margin was primarily due to lower volume and lower margins on higher-priced procedures.
The cost of revenues from the Company’s accumulation of businesses that manage cataract and secondary care centers for the six months ended June 30, 2007 was $8.5 million, an increase of $0.2 million from cost of revenues of $8.3 million for the six months ended June 30, 2006. The increase was primarily due to increased costs of supplies at several of the Company’s ambulatory surgery centers in the current year. Gross margins increased to 36% during the six months ended June 30, 2007 from 35% in the prior year.
The cost of revenues from eye care for the six months ended June 30, 2007, was $6.4 million, a decrease of $0.3 million from cost of revenues of $6.7 million for the six months ended June 30, 2006. This decrease from the AMD segment of approximately $1.0 million due to the deconsolidation of OccuLogix, Inc., offset in part by increased cost of revenues at the Company’s optometric franchising segment consistent with the increase in revenues. Gross margins decreased to 53% during the six months ended June 30, 2007 from 57% in the prior year period.
General and administrative expenses increased to $18.9 million for the six months ended June 30, 2007 from $17.9 million for the six months ended June 30, 2006. The $1.2 million increase was primarily related to the Company’s long-term strategic planning initiatives, $1.3 million in non-recurring accrued reductions in 2006 and $0.6 million in foreign currency losses, offset by $1.8 million in costs incurred by OccuLogix, Inc. in 2006 (deconsolidated in April 2006).
Marketing expenses increased to $19.1 million for the six months ended June 30, 2007 from $13.7 million for the six months ended June 30, 2006. The $5.4 million increase was primarily due to increased spending associated with the Company’s refractive centers growth initiatives that were implemented during the six months ended June 30, 2007.
Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. in 2006 as it conducted clinical trials related to its rheopheresis application to the FDA. Due to the deconsolidation of OccuLogix, Inc., the Company did not recognize any research and development, clinical and regulatory expenses during the six months ended June 30, 2007.
During the six months ended June 30, 2007, the Company recorded a $0.9 million gain on the sale of 1.9 million shares of OccuLogix, Inc. common stock compared to a $1.4 million gain on the sale of 0.8 million shares of OccuLogix, Inc. common stock in the prior year period.

For the six months ended June 30, 2007, other operating expenses, net primarily included $0.5 million of severance accruals for an employee under terms of an employment contract. For the six months ended June 30, 2006, other operating expenses, net of $0.3 million primarily included $0.8 million of severance accruals at OccuLogix, Inc., partially offset by a $0.3 million reimbursement received under a previous research and development arrangement and $0.2 million of miscellaneous income.
Interest income decreased to $1.1 million for the six months ended June 30, 2007 from $1.2 million for the six months ended June 30, 2006. This $0.1 million decrease was primarily due to a $0.4 million decrease from the AMD segment due to the deconsolidation of OccuLogix, Inc., offset in part by higher returns on invested balances.
Interest expense increased to $1.1 million for the six months ended June 30, 2007 from $0.7 million for the six months ended June 30, 2006. This $0.4 million increase was primarily due to interest related to our new credit facility and higher interest expense related to increased levels of capital expenditure financing over the same period in the prior year.
Minority interest expense increased to $5.3 million for the six months ended June 30, 2007 from $2.8 million for the six months ended June 30, 2006. This $2.5 million increase was primarily due to the Company not recognizing any minority interest for the AMD segment during the six months ended June 30, 2007 due to the Company accounting for its investment in OccuLogix, Inc. under the equity method which began in the second quarter of 2006.
Losses from equity investments were $2.8 million for the six months ended June 30, 2007 compared to $24 of earnings for the six months ended June 30, 2006. This $2.8 million change was primarily due to an increase of $2.4 million in the loss from the AMD segment in the six months ended June 30, 2007 due to the Company accounting for its investment in OccuLogix, Inc. under the equity method beginning in the second quarter of 2006.
For the six months ended June 30, 2007, the Company recognized income tax expense of $2.6 million. For the six months ended June 30, 2006, the Company recognized income tax expense of $1.0 million. This expense includes a $3.4 million benefit related to a change in estimate based on the results of a comprehensive IRC Section 382 study that was completed during the second quarter of 2006.
Net income for the six months ended June 30, 2007 decreased to $4.3 million or $0.06 per diluted share from $13.6 million or $0.19 per diluted share for the six months ended June 30, 2006. Excluding the impact of the AMD segment, net income would have increased to $7.6 million or $0.11 per diluted share for the six months ended June 30, 2007 from $16.8 million or $0.24 per diluted share for the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2007, the Company focused its activities primarily on implementing its refractive centers growth strategy. Cash and cash equivalents and short-term investments were $17.2 million at June 30, 2007 compared to $40.5 million at December 31, 2006. This decrease was primarily due to cash used to repurchase 20 million shares of the Company’s common stock, capital expenditures, repayments of debt, earn-out payments and distributions to minority interests. Working capital at June 30, 2007 was $22.7 million, a decrease of $17.3 million from $40.0 million at December 31, 2006. This decrease was primarily due to the $23.3 million decrease in cash and short-term investments partially offset by a $4.3 million increase in deferred tax assets.
The Company’s principal cash requirements have included normal operating expenses, debt repayment, distributions to minority partners, capital expenditures, acquisitions and investments.
During the six months ended June 30, 2007, the Company invested $7.3 million in fixed assets and received vendor lease financing for an additional $5.6 million.

As new technologies emerge in the refractive market, the Company may need to upgrade its equipment, including excimer lasers and flap-making technology. The Company has access to vendor and third-party financing at fixed interest rates as well as borrowing capacity under its revolving credit facility, and expects to continue to have access to these financing options for at least the next 12 months.
On June 20, 2007, the Company entered into a $110.0 million credit facility (“Credit Facility”) with CIT Corporation and other financial institutions. The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
Senior term debt, totaling $85.0 million, has a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of June 30, 2007, $85.0 million was outstanding on this portion of the facility.
Revolving credit facility, totaling $25.0 million with a five-year term. As of June 30, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.
Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at June 30, 2007 was 2.50%. In addition, the Company will pay a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $1.9 million were incurred and recorded as deferred financing costs, and will be amortized over the life of the facility.
On April 10, 2007, the Board of Directors authorized the Company to repurchase up to 20.0 million of its outstanding common stock at a price per share not less than $5.75 and not greater than $6.25. On June 20, 2007, the Company repurchased 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.5 million (including applicable transaction expenses), of which $115.7 million was paid in cash. This transaction was financed through a combination of cash-on-hand and the $85 million proceeds under the Company’s new Credit Facility.
The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and available through credit facilities, will be sufficient to fund the Company’s anticipated level of operations and expansion plans for at least the next 12 months.
CASH FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $21.7 million for the six months ended June 30, 2007. The cash flows provided by operating activities during the six months ended June 30, 2007 were primarily due to net income of $4.4 million plus non-cash items including depreciation and amortization of $9.1 million, deferred taxes of $1.9 million, minority interests of $5.3 million, losses from equity investments of $2.8 million and a decrease in net operating assets of $1.7 million. The decrease in net operating assets consisted of a $1.8 million increase in accounts receivable and a $0.7 million increase in prepaid expenses and other current assets, partially offset by a $0.8 million increase in accounts payable and accrued liabilities. The increase in accounts receivable was primarily due to higher revenues from the doctor services and eye care businesses. The increase in prepaid expenses and other current assets was primarily due to annual insurance premiums offset by normal amortization of prepaid insurance. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments to vendors.
CASH FROM INVESTING ACTIVITIES
Net cash generated in investing activities was $4.6 million for the six months ended June 30, 2007. The cash used in investing activities included capital expenditures of $7.3 million, acquisitions and investments of $3.9 million and purchases of short-term investments of $5.8 million. These cash outflows were offset by $17.4 million of proceeds from the sale of short-term investments, distributions and loan payments received from equity investments of $1.9 million, proceeds from the sales of fixed assets of $0.3 million and proceeds from the sale of OccuLogix, Inc. stock of $2.0 million.

CASH FROM FINANCING ACTIVITIES
Net cash used in financing activities was $38.0 million for the six months ended June 30, 2007. Net cash used in financing activities during the six months ended June 30, 2007 was primarily related to the repurchase of 20 million shares of the Company’s common stock of $117.5 million of which $115.7 million was paid in cash, repayment of certain notes payable and capitalized lease obligations of $3.5 million and distributions to minority interests of $4.6 million, partially offset by proceeds from debt financing of $85.3 million, issuances of common stock of $2.2 million, and $1.6 million in capitalized debt costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks. Its interest rate risks consist primarily of having floating-rate debt tied to the published prime rate or LIBOR and short-term investments earning short-term interest rates. The Company is required by its Credit Facility to secure interest rate protection for at least 50% of its outstanding term debt (or $42.5 million as of June 30, 2007) within 60 days of the closing of the loan. It is currently evaluating options to meet this requirement. The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any of its foreign currency translation exposure.
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
There have been no significant changes in the Company’s internal controls over financial reporting during the period that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in legal proceedings from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 10, 2007, the Board of Directors authorized the Company to repurchase up to 20.0 million of its outstanding common stock at a price per share not less than $5.75 and not greater than $6.25. On June 20, 2007, the Company repurchased 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.5 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand and the $85 million proceeds under the Company’s new Credit Facility.

				Maximum Number (or
				Approximate Dollar Value)
			Total Number of Shares (or	of Shares (or Units)
	Total Number of		Units) Purchased as Part of	that May Yet Be
	Shares (or units)	Average Price as Paid	Publicly Announced	Purchased Under the
FISCAL MONTH	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
May (5/11/07 - 5/30/07)	—	$—	—	20,000,000
June (6/1/07 - 6/20/07)	20,000,000	5.75	20,000,000	—

Total	20,000,000	$5.75	20,000,000	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on June 28, 2007. At the annual meeting, shareholders of the Company voted on the following proposals: (a) to elect six directors for the ensuing year; (b) to appoint Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors; and (c) to approve certain amendments to the Company’s Amended and Restated Share Option Plan. Each of the proposals, including the election of directors, was approved at the annual meeting.
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
With respect to the approval of certain amendments to the Company’s Amended and Restated Share Option Plan, the following votes were cast:

Votes in Favor	Votes Against
35,953,595	5,597,058

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
2.1	Purchase Agreement By and Among TLC Vision Corporation and JEGC OCC Corp, dated as of May 30, 2007

10	Credit Agreement By and Among TLC Vision (USA) Corporation and TLC Vision Corporation, CIT Capital Securities, LLC, CIT Healthcare LLC, and various lenders named therein, dated as of June 21, 2007 incorporated by reference as exhibit to Schedule TO.

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By:	/s/ James C. Wachtman
James C. Wachtman
Chief Executive Officer August 9, 2007

By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer August 9, 2007

EXHIBIT INDEX

No.	Description

2.1	Purchase Agreement By and Among TLC Vision Corporation and JEGC OCC Corp, dated as of May 30, 2007

10	Credit Agreement By and Among TLC Vision (USA) Corporation and TLC Vision Corporation, CIT Capital Securities, LLC, CIT Healthcare LLC, and various lenders named therein, dated as of June 21, 2007 incorporated by reference as exhibit to Schedule TO.

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350