Form 10-Q
period 2007-09-30
TLC VISION CORP
filed 2007-11-09
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
☐ Large accelerated filer      ☑ Accelerated filer      ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes ☑ No
     As of November 9, 2007 there were 49,903,909 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenues:
Refractive centers	$39,849	$35,397	$138,505	$127,170
Doctor services	24,755	23,602	76,636	73,901
Eye care	6,062	5,490	19,849	17,214

Total revenues	70,666	64,489	234,990	218,285

Cost of revenues (excluding amortization expense shown below):
Refractive centers	30,568	26,268	97,421	88,228
Doctor services	18,093	16,960	54,732	51,741
Eye care	2,624	2,304	9,059	8,966

Total cost of revenues (excluding amortization expense shown below)	51,285	45,532	161,212	148,935

Gross profit	19,381	18,957	73,778	69,350

General and administrative	7,492	8,066	26,356	25,978
Marketing and sales	11,469	6,649	30,591	20,324
Research and development, clinical and regulatory	—	—	—	1,475
Amortization of intangibles	860	873	2,579	2,611
Goodwill impairment	12,400	—	12,400	—
Other expenses (income), net	417	(230)	982	93

	32,638	15,358	72,908	50,481

Operating (expense) income	(13,257)	3,599	870	18,869

Gain on sale of OccuLogix, Inc. stock	—	—	933	1,450
Interest income	246	568	1,394	1,803
Interest expense	(2,280)	(387)	(3,408)	(1,066)
Minority interests	(1,975)	(2,210)	(7,275)	(4,962)
Losses from equity investments	(2,891)	(604)	(5,713)	(580)

(Loss) Income before income taxes	(20,157)	966	(13,199)	15,514
Income tax expense	(2,427)	(665)	(5,031)	(1,634)

Net (loss) income	$(22,584)	$301	$(18,230)	$13,880

(Loss) earnings per share – basic	$(0.45)	$0.00	$(0.29)	$0.20

(Loss) earnings per share – diluted	$(0.45)	$0.00	$(0.29)	$0.20

Weighted average number of common shares outstanding — basic	49,758	68,949	62,243	68,863
Weighted average number of common shares outstanding — diluted	49,758	69,737	62,243	69,833
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,097	$28,917
Short-term investments	—	11,575
Accounts receivable, net	21,092	19,315
Deferred tax asset	5,032	7,153
Prepaid expenses, inventory and other	14,337	13,911

Total current assets	57,558	80,871

Restricted cash	1,087	1,035
Investments and other assets	32,014	38,857
Goodwill	85,234	96,148
Other intangible assets, net	17,891	20,503
Fixed assets, net	63,184	56,888

Total assets	$256,968	$294,302

LIABILITIES
Current liabilities:
Accounts payable	$17,575	$12,314
Accrued liabilities	19,142	20,231
Current maturities of long-term debt	10,490	8,311

Total current liabilities	47,207	40,856

Long term-debt, less current maturities	101,949	15,122
Other long-term liabilities	4,977	4,442
Minority interests	15,466	14,583

Total liabilities	169,599	75,003

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	336,807	450,133
Option and warrant equity	981	1,806
Accumulated other comprehensive loss	(299)	—
Accumulated deficit	(250,120)	(232,640)

Total stockholders’ equity	87,369	219,299

Total liabilities and stockholders’ equity	$256,968	$294,302

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	NINE MONTHS
	ENDED SEPTEMBER30,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(18,230)	$13,880
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,828	11,798
Deferred taxes	3,511	2,744
Goodwill impairment	12,400	—
Minority interests	7,275	4,962
Loss from equity investments	5,712	580
(Gain) loss on sales and disposals of fixed assets	(91)	17
Loss (gain) on sales of businesses	184	(188)
Reimbursements from investments in research and development arrangements	—	(300)
Write-down of OccuLogix, Inc. inventory	—	1,625
Gain on sale of OccuLogix, Inc. stock	(933)	(1,450)
Non-cash compensation expense	960	1,306
Other	370	26
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(1,979)	(275)
Prepaid expenses, inventory and other current assets	163	(1,165)
Accounts payable and accrued liabilities	6,637	(3,095)

Cash from operating activities	29,807	30,465

INVESTING ACTIVITIES
Purchases of fixed assets	(11,062)	(8,140)
Proceeds from sales of fixed assets	1,038	635
Proceeds from sale of OccuLogix, Inc. stock, net	2,000	2,226
OccuLogix, Inc. cash balance at time of deconsolidation	—	(14,814)
Distributions and loan payments received from equity investments	2,368	2,662
Reimbursements from investments in research and development arrangements	—	300
Acquisitions and equity investments	(4,815)	(4,859)
Divestitures of business	584	—
Proceeds from sales of short-term investments	17,375	10,225
Purchases of short-term investments	(5,800)	(3,775)
Other	187	9

Cash from investing activities	1,875	(15,531)

FINANCING ACTIVITIES
Restricted cash movement	(52)	(60)
Principal payments of debt financing and capital leases	(4,506)	(4,019)
Proceeds from debt financing	85,317	441
Capitalized debt costs	(1,951)	—
Distributions to minority interests	(7,199)	(6,668)
Proceeds from issuances of common stock	2,422	467
Purchases of treasury stock	(117,533)	—
Proceeds from issuances of OccuLogix, Inc. stock	—	233

Cash from financing activities	(43,502)	(9,606)

Net (decrease) increase in cash and cash equivalents during the period	(11,820)	5,328
Cash and cash equivalents, beginning of period	28,917	31,729

Cash and cash equivalents, end of period	$17,097	$37,057

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED) (In thousands)

					OPTION	ACCUMULATED
					AND	OTHER
					WARRANT	COMPREHENSIVE	ACCUMULATED
	COMMON STOCK		TREASURY STOCK		EQUITY	LOSS	DEFICIT	TOTAL

	SHARES	AMOUNT	SHARES	AMOUNT
Balance December 31, 2006	69,091	$450,133	—	$—	$1,806	$—	$(232,640)	$219,299
Shares issued as part of the employee share purchase plan and 401(k) plan	47	199						199
Exercises of stock options	704	3,048			(825)			2,223
Stock-based compensation		960						960
Adjustment related to adoption of FIN 48 (see note 8)							750	750
Purchases of treasury stock			20,000	(117,533)				(117,533)
Retirement of treasury stock	(20,000)	(117,533)	(20,000)	117,533				—
Deferred hedge loss						(299)		(299)
Net loss							(18,230)	(18,230)

Balance September 30, 2007	49,842	$336,807	—	—	$981	$(299)	$(250,120)	$87,369

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 filed by TLC Vision Corporation (the “Company” or “TLCVision”) with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007. The consolidated financial statements as of December 31, 2006 and unaudited interim consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

In April 2006, the Company sold 0.8 million shares of its OccuLogix, Inc. common stock reducing its ownership to below 50%. In connection with that transaction, the Company deconsolidated OccuLogix, Inc. and began accounting for its investment in OccuLogix, Inc. under the equity method. At September 30, 2007, the Company owned 18.8 million shares or approximately 33% of OccuLogix, Inc.’s issued and outstanding common stock.

The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2006 include certain reclassifications to conform with classifications for the three and nine months ended September 30, 2007. Beginning in 2007, the Company realigned its organization into three businesses: refractive centers, doctor services and eye care. Refractive centers, which is also a reportable segment, includes the Company’s 80 centers that provide corrective laser surgery, of which 65 centers are majority-owned and 15 centers are minority-owned. The Company refined its definition of a center primarily based on its level of operating control at each location and its consistency with the Company’s center operating model. Prior period classifications have been changed to conform with classifications for the three and nine months ended September 30, 2007. Doctor services includes the Company’s refractive access and mobile cataract segments along with certain other operations. Eye care includes the Company’s optometric franchising and age-related macular degeneration (“AMD”) segments. See Note 10 for more information on the Company’s reportable segments.

2.	ACQUISITIONS AND DISPOSITIONS

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

On May 30, 2007, the Company entered into an agreement with JEGC OCC Corp (the “Purchaser”) for the sale of all of its common shares of OccuLogix, Inc. The agreement provided for a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix, Inc. common stock for $2.0 million and recorded a gain of $0.9 million. Immediately following the sale of stock, the Company owned approximately 33% of OccuLogix, Inc.’s outstanding stock. The Company agreed to sell the remaining shares subject to certain conditions, including financing by the Purchaser. As of September 30, 2007, the Purchaser had not been able to complete the purchase of the Company’s remaining 18.8 million common shares of OccuLogix, Inc. The Purchaser retains a non-exclusive right to purchase the shares under the agreement, which remains in effect subject to both parties’ rights to terminate the agreement.
The Company’s strategy includes periodic acquisitions or investments in entities that operate in the refractive, cataract or eye care markets. During the nine months ended September 30, 2007, the Company paid approximately $4.8 million to acquire or invest in several entities, none of which was individually material. Of this amount, approximately $2.8 million related to cash paid for the first year earn-out related to the 2005 acquisition of TruVision, which has been included in the purchase price allocation.

3.	GOODWILL

During the quarter ended September 30, 2007, management initiated a process to explore the disposing of investments in seven stand-alone ambulatory surgical centers (ASCs) owned by the Company’s OR Partners subsidiary, which fall under the “Other” segment for financial reporting purposes. After discussions with interested strategic and financial buyers, the Company received several expressions of interest and is currently in advanced discussions with a third party. While there can be no assurance that any agreement will result or any transaction completed with this third party, the valuations received during this process were well below the carrying value of the OR Partners subsidiary. Management is targeting a sale prior to December 31, 2007.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” management concluded that a triggering event has occurred that requires an impairment charge to be recorded at September 30, 2007. Due to the triggering event, management recorded a $12.4 million impairment charge to goodwill during the quarter ended September 30, 2007.

As of September 30, 2007, in accordance with the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the potential sale of the OR Partner ASCs does not meet the “held for sale” criteria necessary for discontinued operation treatment. As a result, the Company considers the assets held for use, and has reported the results of operation accordingly for the three and nine months ended September 30, 2007. Treatment of this disposition will continue to be evaluated by management, as well as the determination of the ultimate gain or loss in this transaction.

4.	INVESTMENTS AND OTHER ASSETS

Included in investments and other assets as of September 30, 2007 is the Company’s equity investment in OccuLogix, Inc., which totaled $6.5 million. Since April 1, 2006, the Company has accounted for the results of OccuLogix, Inc. under the equity method. As of September 30, 2007, the Company owned approximately 33% of OccuLogix, Inc.’s issued and outstanding common stock.

For the three and nine months ended September 30, 2007, OccuLogix, Inc. reported the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2007
Net sales	$15	$266
Gross loss	$(2,292)	$(2,219)
Net loss	$(19,660)	$(26,512)
Because the Company accounted for its original investment in OccuLogix, Inc. at historical cost, the Company must eliminate certain items when it recognizes equity earnings (losses) from OccuLogix, Inc. For the nine months ended September 30, 2007, the Company recognized $6.8 million of equity losses from OccuLogix, Inc.

During the quarter ended September 30, 2007, OccuLogix, Inc. recorded an impairment charge resulting from OccuLogix, Inc.’s management decision to suspend indefinitely its RHEO System clinical development program in dry age-related macular degeneration following a comprehensive review of the respective costs and development timelines associated with all of the products in OccuLogix, Inc.’s portfolio and of its current financial position. As a result of the impairment charge, during the quarter ended September 30, 2007, TLC

Vision recorded its share of the impairment as a $1.1 million increase in losses from equity investments.
OccuLogix, Inc.’s history of losses and financial condition raise substantial doubt about its ability to continue as a going concern. As of September 30, 2007, the market value of TLC Vision’s investment in Occulogix, Inc. exceeded the carrying value. Subsequent to the announcement of the indefinite suspension of the RHEO system clinical development program, OccuLogix, Inc.’s share price has declined significantly. Management will continue to monitor the market value of OccuLogix, Inc. on a go-forward basis to determine if a reduction of TLC Vision’s investment is necessary.

5.	DEBT

On June 20, 2007, the Company entered into a $110.0 million credit facility (“Credit Facility”) with CIT Corporation and other financial institutions. The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of September 30, 2007, $85.0 million was outstanding on this portion of the facility.

A revolving credit facility, totaling $25.0 million with a five-year term. As of September 30, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.

Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at September 30, 2007 was 2.50%. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $2.0 million were incurred and recorded in other assets as deferred financing costs, and will be amortized over the life of the facility.

6.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“Statement 123(R)”) using the modified prospective method of application.

Total stock-based compensation for the three months ended September 30, 2007 of $0.2 million was related to the TLCVision Stock Option Plan and its Employee Share Purchase Plan. Total stock-based compensation for the three months ended September 30, 2006 was $0.4 million, which included $0.2 million ($0.2 million after tax or less than $0.01 per basic and diluted share) for TLCVision stock options and its Employee Share Purchase Plan, and $0.2 million ($0.1 million after tax or less than $0.01 per basic and diluted share) for the value of stock issued in connection with the Company’s 401(k) matching program.

Total stock-based compensation for the nine months ended September 30, 2007 was $1.0 million and relates to the TLCVision Stock Option Plan and its Employee Share Purchase Plan. Total stock-based compensation for the nine months ended September 30, 2006 was $1.3 million, which included $0.7 million ($0.6 million after tax or less than $0.01 per basic and diluted share) for TLCVision stock options and its Employee Share Purchase Plan, and $0.4 million ($0.4 million after tax or less than $0.01 per basic and diluted share) for the value of stock issued in connection with the Company’s 401(k) matching program. Total stock-based compensation for the nine months ended September 30, 2006 also included $0.2 million ($0.1 million after minority interests and tax or less than $0.01 per basic and diluted share) of stock-based compensation expense recorded by OccuLogix, Inc. in connection with its adoption of Statement 123(R).

As of September 30, 2007, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $3.1 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires September 2012 for certain options.

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

The Company granted options for 90,500 and 125,500 shares during the three and nine months ended September 30, 2007. The Company granted options for zero and 883,000 shares for the three and nine months ended September 30, 2006, respectively. The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2007 and 2006, respectively: risk-free interest rate of 4.5% and 4.4% for 2007 and 2006, respectively; expected dividend yield of 0%; expected life of 5 and 3 years for 2007 and 2006, respectively; and expected volatility of 55% and 57% for 2007 and 2006, respectively.

7.	OTHER EXPENSES (INCOME), NET

Other expenses (income), net includes the following operating items:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPEMBER 30,
	2007	2006	2007	2006
(Gain) loss on sales and disposals of fixed assets	$(10)	$16	$(91)	$17
Center closing costs	248	(47)	389	(63)

Loss (gain) on sales of subsidiaries	184	(188)	184	(188)
Severance accruals for employees under terms of employment contracts	2	—	537	—
Reimbursements from previous research and development arrangements	—	—	—	(300)
OccuLogix, Inc. severance accruals	—	—	—	820
Miscellaneous (income)	(7)	(11)	(37)	(193)

	$417	$(230)	$982	$93

8.	INCOME TAXES

During the nine months ended September 30, 2007, the Company adjusted its forecasted effective tax rate based on revised estimates of taxable income, including the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the tax position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007.

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

9.	EARNINGS PER SHARE

The following table sets forth the computation of diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Net (loss) income	$(22,584)	$301	$(18,230)	$13,880

Weighted-average shares outstanding — basic	49,758	68,949	62,243	68,863
Dilutive effect of stock options and warrants *	—	788	—	970

Weighted-average shares outstanding — diluted	49,758	69,737	62,243	69,833

(Loss) earnings per share — diluted	$(0.45)	$0.00	$(0.29)	$0.20

*	The total weighted-average number of options that were in the money is 0.9 and 2.3 million for the three and nine months ended September 30, 2007, respectively. The effects of including the incremental shares associated with options and warrants are anti-dilutive for the three and nine month periods ended September 30, 2007, and are not included in weighted-average shares outstanding-diluted.
10.	SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. Prior to 2007, the Company aggregated the refractive centers and access operations into one reportable segment. Beginning in 2007, the Company realigned its organization such that the refractive access segment is now being managed and reported separately. For comparison purposes, the segment information for the three and nine months ended September 30, 2006 has been restated to reflect this change in reportable segments. The Company has three lines of business and six reportable segments including “Other” as follows:
•	Refractive Centers: The refractive centers business provides the majority of the Company’s revenue and is in the business of providing corrective laser surgery (principally LASIK) in fixed sites typically branded under the TLC name.

•	Doctor Services: The doctor services business provides a variety of services and products directly to doctors and the facilities in which they perform surgery. It consists of the following segments:
•	Refractive Access: The refractive access segment assists surgeons in providing corrective laser surgery in their own practice location by providing refractive technology, technicians, service and practice development support at the surgeon’s office.

•	Mobile Cataracts: The mobile cataract segment provides technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery as well as other eye diseases.

•	Other: The Company has an accumulation of businesses that manage surgical and secondary care centers. None of these businesses meets the quantitative criteria to be disclosed separately as a reportable segment and they are included in “Other” for segment disclosure purposes.
•	Eye Care: The eye care business consists of two business segments:
•	Optometric Franchising: The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States.

•	Age-Related Macular Degeneration (“AMD”): The AMD segment includes the Company’s ownership interest in OccuLogix, Inc., which is pursuing commercial applications for specific eye diseases including dry age-related macular degeneration, glaucoma and dry-eye syndrome.

Corporate depreciation and amortization of $1.8 million for both the nine months ended September 30, 2007 and 2006 is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.

The Company’s reportable segments are as follows:

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED SEPTEMBER 30, 2007	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$39,849	$8,266	$9,685	$6,804	$6,062	$—	$70,666
Cost of revenues	30,568	6,839	6,986	4,268	2,624	—	51,285

Gross profit	9,281	1,427	2,699	2,536	3,438	—	19,381

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	—	—
Marketing and sales	8,847	391	1,016	115	1,100	—	11,469
G&A, amortization and other	2,739	(5)	1,024	569	44	—	4,371
Goodwill impairment	—	—	—	12,400	—	—	12,400
Minority interests	90	44	—	805	1,036	—	1,975
Loss (earnings) from equity investments	484	—	—	(285)	—	2,692	2,891

Segment profit (loss)	$(2,879)	$997	$659	$(11,068)	$1,258	$(2,692)	$(13,725)

Corporate operating expenses							(4,398)
Interest expense, net							(2,034)
Income tax expense							(2,427)

Net loss							$(22,584)

Depreciation and amortization	$3,039	$666	$717	$402	$14	$—	$4,838

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED SEPTEMBER 30, 2006	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$35,397	$8,474	$8,912	$6,216	$5,490	$—	$64,489
Cost of revenues	26,268	6,647	6,280	4,033	2,304	—	45,532

Gross profit	9,129	1,827	2,632	2,183	3,186	—	18,957

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	—	—
Marketing and sales	4,642	99	768	102	1,038	—	6,649
G&A, amortization and other	2,212	98	963	494	61	—	3,828
Minority interests	320	49	—	902	939	—	2,210
(Earnings) loss from equity investments	(386)	—	—	(463)	—	1,453	604

Segment profit (loss)	$2,341	$1,581	$901	$1,148	$1,148	$(1,453)	$5,666

Corporate operating expenses							(4,881)
Interest income, net							181
Income tax expense							(665)

Net income							$301

Depreciation and amortization	$2,441	$623	$686	$356	$15	$—	$4,121

		DOCTOR SERVICES			EYE CARE
NINE MONTHS ENDED SEPTEMBER 30, 2007	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$138,505	$28,448	$28,101	$20,087	$19,849	$—	$234,990
Cost of revenues	97,421	21,786	20,138	12,808	9,059	—	161,212

Gross profit	41,084	6,662	7,963	7,279	10,790	—	73,778

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	(933)	(933)
Marketing and sales	23,052	1,046	2,981	323	3,189	—	30,591
G&A, amortization and other	8,184	(110)	2,992	1,797	121	—	12,984
Goodwill impairment	—	—	—	12,400	—	—	12,400
Minority interests	1,417	149	—	2,293	3,416	—	7,275
(Earnings) losses from equity investments	(158)	—	—	(952)	—	6,823	5,713

Segment profit (loss)	$8,589	$5,577	$1,990	$(8,582)	$4,064	$(5,890)	$5,748

Corporate operating expenses							(16,933)
Interest expense, net							(2,014)
Income tax expense							(5,031)

Net loss							$(18,230)

Depreciation and amortization	$8,693	$1,810	$2,150	$1,131	$44	$—	$13,828

		DOCTOR SERVICES			EYE CARE
NINE MONTHS ENDED SEPTEMBER 30, 2006	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$127,170	$28,997	$25,922	$18,982	$17,214	$—	$218,285
Cost of revenues	88,228	21,159	18,220	12,362	7,307	1,659	148,935

Gross profit (loss)	38,942	7,838	7,702	6,620	9,907	(1,659)	69,350

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	(1,450)	(1,450)
Marketing and sales	14,371	336	2,123	311	3,015	168	20,324
G&A, amortization and other	7,174	158	3,107	1,421	158	4,069	16,087
Minority interests	1,868	235	—	2,464	3,110	(2,715)	4,962
(Earnings) losses from equity investments	(1,215)	—	—	(1,507)	—	3,302	580

Segment profit (loss)	$16,744	$7,109	$2,472	$3,931	$3,624	$(5,033)	$28,847

Corporate operating expenses							(14,070)
Interest income, net							737
Income tax expense							(1,634)

Net income							$13,880

Depreciation and amortization	$6,862	$1,782	$1,976	$1,100	$43	$34	$11,798

11. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Capital lease obligations relating to equipment purchases	$7,949	$7,426
Inventory contributed to OccuLogix, Inc.	—	25
Option and warrant reduction	825	48
     Cash paid for the following:

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Interest	$3,010	$1,065
Income taxes	1,439	1,516
12.	SHARE REPURCHASE

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

13.	INTEREST RATE SWAP AGREEMENT

The Company does not enter into financial instruments for trading or speculative purposes. As required under our Credit Facility, during August 2007 the Company entered into an interest rate swap agreement to eliminate the variability of the cash flows in interest payments for approximately 50% of the total variable rate debt. Under the agreement, the Company pays a floating rate based on the LIBOR interest rate plus 2.5%, and receives a fixed rate of 5.0% on notional amounts ranging from $20 to $42 million over the life of the swap agreement, which matures on April 1, 2010. As of September 30, 2007 the notional amount of this interest rate swap was $20 million and the Company has recorded a liability of $0.3 million to recognize the fair value of the interest derivative. The net offset is recorded in accumulated other comprehensive income, as the instrument has been designated a qualifying cash flow hedge.

14.	RECENT ACCOUNTING STANDARDS PENDING ADOPTION

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
OVERVIEW
TLC Vision Corporation is a healthcare services company focused on working with eye doctors to help them provide high quality patient care primarily in the eye care industry. Beginning in 2007, the Company realigned its organization into three businesses: refractive centers, doctor services and eye care. The majority of the Company’s revenues comes from refractive surgery at its owned and managed refractive centers. Refractive surgery (principally LASIK) involves using an excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company’s doctor services business includes the mobile cataract segment (providing technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery and other eye diseases), refractive access segment (providing refractive technology and support to surgeons for use in their own practice locations), as well as businesses that develop, manage and has equity ownership in eye care and multi-specialty ambulatory surgery centers. The Company’s eye care business includes its 51% interest in Vision Source (providing franchise opportunities to independent optometrists) and the Company’s investment in OccuLogix, Inc., a public company focused on the treatment of specific eye diseases, including dry age-related macular degeneration, glaucoma and dry-eye. As of September 30, 2007, the Company owned approximately 33% of OccuLogix, Inc. OccuLogix, Inc. is also a reporting company with the Commission, and its stock is publicly traded on the Nasdaq Global Market and the Toronto Stock Exchange.
The Company serves surgeons who performed approximately 148,800 and 62,000 refractive and surgical procedures, respectively, for the nine months ended September 30, 2007.
RECENT DEVELOPMENTS
During the nine months ended September 30, 2007, the Company paid approximately $2.8 million for the first year earn-out related to the 2005 acquisition of TruVision, which has been included in the purchase price allocation.
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
On May 30, 2007, the Company entered into an agreement with JEGC OCC Corp (the “Purchaser”) for the sale of all of its common shares of OccuLogix, Inc. The agreement provided for a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix, Inc. common stock for $2.0 million and recorded a gain of $0.9 million. Immediately following the sale of stock, the Company owned approximately 33% of OccuLogix, Inc.’s outstanding stock. The Company agreed to sell the remaining shares subject to certain conditions, including financing by the purchaser. As of September 30, 2007, the Purchaser had not been able to complete the purchase of the Company’s remaining 18.8 million common shares of OccuLogix, Inc. The Purchaser retains a non-exclusive right to purchase the shares under the agreement, which remains in effect subject to both parties’ rights to terminate the agreement.
On June 20, 2007, the Company entered into a $110.0 million credit facility (“Credit Facility”) with CIT Corporation and other financial institutions. The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of September 30, 2007, $85.0 million was outstanding on this portion of the facility.
A revolving credit facility, totaling $25.0 million with a five-year term. As of September 30, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement. Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at September 30, 2007 was 2.50%. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $2.0 million were incurred and recorded as deferred financing costs, and will be amortized over the life of the facility.
During the quarter ended September 30, 2007, management initiated a process to explore the feasibility of disposing of investments in seven stand-alone ambulatory surgical centers (ASCs) owned by the Company’s OR Partners subsidiary, which fall under the “Other” segment for financial reporting purposes. After discussions with interested strategic and financial buyers, the Company received several expressions of interest and is currently in advanced discussions with a third party. While there can be no assurance that any agreement will result or any transaction completed with this third party the valuations received during this process were well below the carrying value of the OR Partners subsidiary. Management is targeting a sale prior to December 31, 2007.
In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” management concluded that a triggering event has occurred that requires an impairment charge to be recorded at September 30, 2007. Due to the triggering event, management recorded a $12.4 million impairment charge to goodwill during the fiscal period ended September 30, 2007.
As of September 30, 2007, in accordance with the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the potential sale of the OR Partner Centers does not meet the “held for sale” criteria necessary for discontinued operation treatment. As a result, the Company considers the assets held for use, and has reported the results of operation accordingly for the three and nine months ended September 30, 2007. Treatment of this disposition will continue to be evaluated by management, as well as the determination of the ultimate gain or loss in this transaction.
During the quarter ended September 30, 2007, OccuLogix, Inc. recorded an impairment charge resulting from OccuLogix, Inc.’s management decision to suspend indefinitely its RHEO System clinical development program in dry age-related macular degeneration following a comprehensive review of the respective costs and development timelines associated with all of the products in OccuLogix, Inc.’s portfolio and of its current financial position. As a result of the impairment charge, during the quarter ended September 30, 2007, TLC Vision recorded its share of the impairment as a $1.1 million increase in losses from equity investments.

OccuLogix, Inc.’s history of losses and financial condition raise substantial doubt about its ability to continue as a going concern. As of September 30, 2007, the market value of TLC Vision’s investment in Occulogix, Inc. exceeded the carrying value. Subsequent to the announcement of the indefinite suspension of the RHEO system clinical development program, OccuLogix, Inc.’s share price has declined significantly. Management will continue to monitor the market value of OccuLogix, Inc. on a go-forward basis to determine if a reduction of TLC Vision’s investment is necessary.

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

The following table sets forth certain center and procedure operating data for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	65	66	65	66
Number of minority-owned eye care centers at end of period	15	9	15	9

Number of TLCVision branded eye care centers at end of period	80	75	80	75

Number of laser vision correction procedures:
Majority-owned centers	23,800	22,300	84,000	79,300
Minority-owned centers	4,900	4,800	16,700	15,600

Total TLCVision branded center procedures	28,700	27,100	100,700	94,900
Total access procedures	13,500	14,800	48,100	52,600

Total laser vision correction procedures	42,200	41,900	148,800	147,500

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006
Total revenues for the three months ended September 30, 2007 were $70.7 million, an increase of $6.2 million (10%) over revenues of $64.5 million for the three months ended September 30, 2006. The increase in revenue resulted from growth in all three businesses: refractive centers, doctor services and eye care.
Revenues from refractive centers for the three months ended September 30, 2007 were $39.8 million, an increase of $4.4 million (13%) from revenues of $35.4 million for the three months ended September 30, 2006. The increase in revenues from centers resulted from a combination of increases in center procedures, which accounted for an increase in revenues of approximately $2.4 million, and an increased mix of higher priced procedures, which accounted for approximately $1.9 million of the revenue increase. For the three months ended September 30, 2007, majority-owned center procedures were approximately 23,800, an increase of 1,500 (7%) from 22,300 procedures for the three months ended September 30, 2006.
Revenues from doctor services for the three months ended September 30, 2007 were $24.8 million, an increase of $1.2 million (5%) from revenues of $23.6 million for the three months ended September 30, 2006. This increase was primarily due to an increase in the Company’s mobile cataract segment.
Revenues from the Company’s mobile cataract segment for the three months ended September 30, 2007 were $9.7 million, an increase of $0.8 million (9%) from revenues of $8.9 million for the three months ended September 30, 2006. This increase was due to a higher average price and a new product that the Company began offering at the end of 2006.

Revenues from the refractive access services segment for the three months ended September 30, 2007 were $8.3 million, a decrease of $0.2 million (2%) from revenues of $8.5 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, access procedures declined by 1,300 (9%) from the prior year period and accounted for a decrease in revenues of approximately $0.8 million. This decrease in access revenues was offset by higher average pricing, which increased access revenues by approximately $0.6 million, and additional service offerings.

Revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended September 30, 2007 were $6.8 million, an increase of $0.6 million (9%) from revenues of $6.2 million for the three months ended September 30, 2006. The revenue increase was primarily driven by a 5% increase in procedures and a more favorable procedure mix.
Revenues from eye care for the three months ended September 30, 2007, were $6.1 million, an increase of $0.6 million (10%) from revenues of $5.5 million for the three months ended September 30, 2006. This increase was primarily due to an increase in the Company’s optometric franchising segment and its continued growth in the number of franchisees that it serves.
Total cost of revenues (excluding amortization expense for all segments) for the three months ended September 30, 2007 was $51.3 million, an increase of $5.8 million (13%) over the cost of revenues of $45.5 million for the three months ended September 30, 2006.
The cost of revenues from refractive centers for the three months ended September 30, 2007 was $30.6 million, an increase of $4.3 million from cost of revenues of $26.3 million for the three months ended September 30, 2006. This increase was primarily attributable to an increase in center procedures, which accounted for an increase in cost of revenues of approximately $1.8 million, and approximately $2.3 million of higher costs primarily associated with higher-priced procedures and costs from centers acquired or opened within the past year. Gross margins for centers decreased to 23% during the three months ended September 30, 2007 from 26% in the prior year period. This decrease in margin was primarily due to higher fixed costs associated with acquisitions and new center openings.

The cost of revenues from doctor services for the three months ended September 30, 2007 was $18.1 million, an increase of $1.1 million from cost of revenues of $17.0 million for the three months ended September 30, 2006. This increase was due to the following:
The cost of revenues from the Company’s mobile cataract segment for the three months ended September 30, 2007 was $7.0 million, an increase of $0.7 million (11%) from cost of revenues of $6.3 million for the three months ended September 30, 2006. This increase was consistent with the increase in revenues, which was due to a higher average price and a new product that the Company began offering at the end of 2006.

The cost of revenues from refractive access segment for the three months ended September 30, 2007 was $6.8 million, an increase of $0.2 million (3%) from cost of revenues of $6.6 million for the three months ended September 30, 2006. This increase was primarily attributable to $0.8 million of higher costs primarily associated with higher priced procedures, partially offset by the decrease in access procedures that accounted for a decrease in cost of revenues of $0.7 million. Gross margins decreased to 17% during the three months ended September 30, 2007 from 22% in the prior year period. This decrease in margin was primarily due to lower volume, lower margins on higher priced procedures, and higher fixed costs.

The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended September 30, 2007 was $4.3 million, an increase of $0.3 million (6%) from cost of revenues of $4.0 million for the three months ended September 30, 2006. The increase was consistent with the increase in revenues, resulted from increase in procedures and a more favorable procedure mix.
The cost of revenues from eye care for the three months ended September 30, 2007 was $2.6 million, an increase of $0.3 million (13%) from cost of revenues of $2.3 million for the three months ended September 30, 2006. The increase was consistent with the increase in revenues.

General and administrative expenses of $7.5 million for the three months ended September 30, 2007 decreased $0.6 million from $8.1 million for the three months ended September 30, 2006. The decrease was primarily related to lower insurance costs and professional fees.

Marketing expenses increased to $11.5 million for the three months ended September 30, 2007 from $6.7 million for the three months ended September 30, 2006. The $4.8 million increase was primarily due to increased spending associated with the Company’s refractive centers growth initiatives that were implemented during the year.

Goodwill impairment charges of $12.4 million for the three months ended September 30, 2007 consisted of write-down in the value of the Company’s investment in its seven stand-alone ambulatory surgery centers recorded within the Company’s “Other” segment.

Other expenses increased to $0.4 million for the three months ended September 30, 2007 from other income of $0.2 million for the three months ended September 30, 2006. The increase in other expense was primarily related to $0.3 million in center closing costs and $0.2 million of losses on sale of subsidiaries incurred during the quarter ended September 30, 2007.

Interest income decreased to $0.3 million for the three months ended September 30, 2007 from $0.6 million for the three months ended September 30, 2006. This $0.3 million decrease was primarily due to lower interest earnings related to lower average cash balances on hand over prior year.

Interest expense increased to $2.3 million for the three months ended September 30, 2007 from $0.4 million for the three months ended September 30, 2006. This $1.9 million increase was primarily due to interest related to borrowings under the new Credit Facility.

Minority interest expense decreased to $2.0 million for the three months ended September 30, 2007 from $2.2 million for the three months ended September 30, 2006 due to lower profits.

Losses from equity investments were $2.9 million for the three months ended September 30, 2007 compared to a loss of $0.6 million for the three months ended September 30, 2006. This $2.3 million increase primarily resulted from continued losses generated by the Company’s investment in OccuLogix, Inc., and lower profits at the Company’s minority-owned refractive centers and ASCs.

For the three months ended September 30, 2007, the Company recognized income tax expense of $2.4 million, which primarily resulted from adjusting its forecasted effective tax rate based on revised estimates of taxable income, including the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets. For the three months ended September 30, 2006, the Company recognized income tax expenses of $0.7 million. Approximately $0.6 million of this expense related to the utilization of certain net operating loss carry forwards that reduce goodwill.

Net loss for the three months ended September 30, 2007 was $22.6 million or ($0.45) per basic and diluted share compared to net income of $0.3 million or $0.00 per basic and diluted share for the three months ended September 30, 2006. This $22.9 million decrease in net income included a $12.4 million impairment expense, a $4.8 million increase in marketing costs, and a $2.3 million increased loss from the Company’s equity investments.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Total revenues for the nine months ended September 30, 2007 were $235.0 million, an increase of $16.7 million (8%) over revenues of $218.3 million for the nine months ended September 30, 2006. The increase in revenue resulted from growth in all three businesses: refractive centers, doctor services and eye care.
Revenues from refractive centers for the nine months ended September 30, 2007 were $138.5 million, an increase of $11.3 million (9%) from revenues of $127.2 million for the nine months ended September 30, 2006. The increase in revenues from centers resulted from a combination of increases in procedures, which accounted for approximately $7.4 million in revenues, and an increased mix of higher priced procedures, which accounted for approximately $3.7 million in revenues. For the nine months ended September 30, 2007, majority-owned center procedures were approximately 84,000, an increase of 4,700 (6%) from 79,300 procedures for the nine months ended September 30, 2006.
Revenues from doctor services for the nine months ended September 30, 2007 were $76.6 million, an increase of $2.7 million (4%) from revenues of $73.9 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in the Company’s mobile cataract segment.
Revenues from the Company’s mobile cataract segment for the nine months ended September 30, 2007 were $28.1 million, an increase of $2.2 million (8%) from revenues of $25.9 million for the nine months ended September 30, 2006. This increase was due to a higher average price and a new product offering that the Company began selling at the end of 2006.

Revenues from the refractive access segment for the nine months ended September 30, 2007 were $28.5 million, a decrease of $0.5 million (2%) from revenues of $29.0 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, access procedures declined by 4,500 (9%) from the prior year period and accounted for a decrease in revenues of approximately $2.5 million. This decrease in access revenues was offset by higher average pricing, which accounted for an increase in access revenues of approximately $2.1 million.

Revenues from the Company’s businesses that manage cataract and secondary care centers for the nine months ended September 30, 2007 were $20.1 million, an increase of $1.1 million (6%) from revenues of $19.0 million for the nine months ended September 30, 2006. This increase is primarily related to the opening of two new ambulatory surgery centers in 2007 as well as growth in surgical volume due to the addition of surgeons in a third center.
Revenues from eye care for the nine months ended September 30, 2007 were $19.9 million, an increase of $2.7 million (15%) from revenues of $17.2 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in the Company’s optometric franchising segment and its continued growth in the number of franchisees that it serves.
Total cost of revenues (excluding amortization expense for all segments) for the nine months ended September 30, 2007 was $161.2 million, an increase of $12.3 million (8%) over the cost of revenues of $148.9 million for the nine months ended September 30, 2006.
The cost of revenues from refractive centers for the nine months ended September 30, 2007 was $97.4 million, an increase of $9.2 million (10%) from cost of revenues of $88.2 million for the nine months ended September 30, 2006. This increase was primarily attributable to an increase in procedures, which accounted for approximately $3.7 million in costs, and approximately $1.3 million of costs associated with higher-priced procedures and costs from centers acquired or opened within the past year. Gross margins for centers were 30% the nine months ended September 30, 2007, down from 31% during the nine months ended September 30, 2006.

The cost of revenues from doctor services for the nine months ended September 30, 2007 was $54.7 million, an increase of $3.0 million (6%) from cost of revenues of $51.7 million for the nine months ended September 30, 2006. This increase was spread across all business components of doctor services.
The cost of revenues from the Company’s mobile cataract segment for the nine months ended September 30, 2007 was $20.1 million, an increase of $1.9 million (11%) from cost of revenues of $18.2 million for the nine months ended September 30, 2006. This increase was consistent with the increase in revenues, which was due to higher cataract volume and a new product offering that the Company began selling at the end of 2006.

The cost of revenues from refractive access segment for the nine months ended September 30, 2007 was $21.8 million, an increase of $0.6 million (3%) from cost of revenues of $21.2 million for the nine months ended September 30, 2006. This increase was primarily attributable to $1.6 million of higher costs primarily associated with higher priced procedures, offset in part by the decrease in access procedures that reduced cost of revenues by approximately $1.4 million. Gross margins decreased to 23% during the nine months ended September 30, 2007 from 27% in the prior year period. This decrease in margin was primarily due to lower volume and lower margins on higher priced procedures.
The cost of revenues from the Company’s accumulation of businesses that manage cataract and secondary care centers for the nine months ended September 30, 2007 was $12.8 million, an increase of $0.4 million (4%) from cost of revenues of $12.4 million for the nine months ended September 30, 2006. The increase was primarily due to increased costs of supplies at several of the Company’s ambulatory surgery centers in the current year due to volume growth. Gross margins increased to 36% during the nine months ended September 30, 2007 from 35% in the prior year.
The cost of revenues from eye care for the nine months ended September 30, 2007, was $9.1 million, an increase of $0.1 million (1%) from cost of revenues of $9.0 million for the nine months ended September 30, 2006. The increase was primarily driven by increased costs of revenues associated with increased revenues at the Company’s optometric franchising segment, partially offset by a decrease due to the deconsolidation of OccuLogix, Inc.. Gross margins decreased to 54% during the nine months ended September 30, 2007 from 48% in the prior year period.
General and administrative expenses increased to $26.4 million for the nine months ended September 30, 2007 from $26.0 million for the nine months ended September 30, 2006. The $0.4 million change was due to a combination of an increase related to the Company’s long-term strategic planning initiatives and $1.9 million in non-recurring accrual reductions in 2006, offset by $1.8 million in costs incurred by OccuLogix, Inc. in 2006 (deconsolidated in April 2006).
Marketing expenses increased to $30.6 million for the nine months ended September 30, 2007 from $20.3 million for the nine months ended September 30, 2006. The $10.3 million increase was primarily due to increased spending associated with the Company’s refractive centers growth initiatives.
Research and development, clinical and regulatory expenses were incurred by OccuLogix, Inc. in 2006 as it conducted clinical trials related to its rheopheresis application to the FDA. Due to the deconsolidation of OccuLogix, Inc., the Company did not recognize any research and development, clinical and regulatory expenses during the nine months ended September 30, 2007.
During the nine months ended September 30, 2007, the Company recorded a $0.9 million gain on the sale of 1.9 million shares of OccuLogix, Inc. common stock compared to a $1.4 million gain on the sale of 0.8 million shares of OccuLogix, Inc. common stock in the prior year period.
Other expenses increased to $1.0 million for the nine months ended September 30, 2007 from $0.1 million for the nine months ended September 30, 2006. The increase in other expense was primarily due to $0.4 million of center closing costs and $0.2 million of losses incurred on sales of subsidiaries during the nine months ended September 30, 2007.
Goodwill impairment charges of $12.4 million for the nine months ended September 30, 2007 consisted of a third quarter write-down in the value of the Company’s investment in its seven stand-alone ambulatory surgery centers recorded within the Company’s “Other” segment.
Interest income decreased to $1.4 million for the nine months ended September 30, 2007 from $1.8 million for the nine months ended September 30, 2006. This $0.4 million decrease was primarily due to less cash on hand during the nine month period ending September 30, 2007.
Interest expense increased to $3.4 million for the nine months ended September 30, 2007 from $1.1 million for the nine months ended September 30, 2006. This $2.3 million increase reflects the increase in our total outstanding debt, driven primarily by borrowings under our new Credit Facility.
Minority interest expense increased to $7.3 million for the nine months ended September 30, 2007 from $5.0 million for the nine months ended September 30, 2006. This $2.3 million increase was primarily due to the Company not recognizing any minority interest for the AMD segment during the nine months ended September 30, 2007 due to the Company accounting for its investment in OccuLogix, Inc. under the equity method which began in the second quarter of 2006.
Losses from equity investments were $5.7 million for the nine months ended September 30, 2007 compared to $0.6 for the nine months ended September 30, 2006. This $5.1 million change was primarily due to an increase of $3.5 million in the loss from the AMD segment in the nine months ended September 30, 2007 due to the Company accounting for its investment in OccuLogix, Inc. under the equity method beginning in the second quarter of 2006 and $1.0 million in reduced earnings in the refractive centers business.
For the nine months ended September 30, 2007, the Company recognized income tax expense of $5.0 million, which primarily resulted from adjusting its forecasted effective tax rate based on revised estimates of taxable income, including the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets. For the nine months ended September 30, 2006, the Company recognized income tax expense of $1.6 million. This expense includes a $0.9 million benefit related to a change in estimate based on the results of a comprehensive IRC Section 382 study that was completed during the second quarter of 2006.
Net loss for the nine months ended September 30, 2007 was $18.2 million, which was a $32.1 million decrease from net income of $13.9 for the nine months ended September 30, 2007. The loss resulted from the factors outlined above.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2007, the Company focused its activities primarily on implementing its strategic growth initiatives. Cash and cash equivalents and short-term investments were $17.1 million at September 30, 2007 compared to $40.5 million at December 31, 2006. This decrease was primarily due to cash used to repurchase 20 million shares of the Company’s common stock, capital expenditures, repayments of debt, earn-out payments and distributions to minority interests. Working capital at September 30, 2007 was $10.4 million, a decrease of $29.6 million from $40.0 million at December 31, 2006. This decrease was primarily due to the $23.4 million decrease in cash and short-term investments and a $5.3 million increase in accounts payable.
The Company’s principal cash requirements have included normal operating expenses, debt repayments, distributions to minority partners, capital expenditures, acquisitions and investments.
During the nine months ended September 30, 2007, the Company invested $11.1 million in fixed assets and received vendor lease financing for an additional $7.9 million.
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
Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of September 30, 2007, $85.0 million was outstanding on this portion of the facility.

A revolving credit facility, totaling $25.0 million with a five-year term. As of September 30, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.

The Credit Facility also requires the Company to maintain various financial and non financial covenants as defined in the agreement. Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at September 30, 2007 was 2.50%. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $2.0 million were incurred and recorded as deferred financing costs, and will be amortized over the life of the facility.
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
CASH FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $29.8 million for the nine months ended September 30, 2007. The cash flows provided by operating activities during the nine months ended September 30, 2007 were primarily due to a net loss of $18.2 million plus non-cash items including depreciation and amortization of $13.8 million, goodwill impairment of $12.4 million, deferred taxes of $3.5 million, minority interests of $7.3 million, losses from equity investments of $5.7 million and a decrease in net operating assets of $4.8 million. The decrease in net operating assets consisted of a $0.2 million decrease in prepaid expenses and other current assets, a $6.6 million increase in accounts payable and accrued liabilities, partially offset by a $2.0 million increase in accounts receivable The increase in accounts payable was primarily due to the timing of payments. The increase in accounts receivable was primarily due to higher revenues from the doctor services and eye care businesses.
CASH FROM INVESTING ACTIVITIES
Net cash generated in investing activities was $1.9 million for the nine months ended September 30, 2007. The cash used in investing activities included capital expenditures of $11.1 million, acquisitions and investments of $4.8 million and purchases of short-term investments of $5.8 million. These cash outflows were offset by $17.4 million of proceeds from the sale of short-term investments, distributions and loan payments received from equity investments of $2.4 million, proceeds from the sales of fixed assets of $1.0 million and proceeds from the sale of OccuLogix, Inc. stock of $2.0 million.
CASH FROM FINANCING ACTIVITIES
Net cash used in financing activities was $43.5 million for the nine months ended September 30, 2007. Net cash used during this period was primarily related to the repurchase of 20 million shares of the Company’s common stock for $117.5 million, repayment of certain notes payable and capitalized lease obligations of $4.5 million, and distributions to minority interests of $7.2 million, partially offset by proceeds from debt financing of $85.3 million and issuances of common stock of $2.4 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks. Its interest rate risks consist primarily of having floating-rate debt tied to the published prime rate or LIBOR and short-term investments earning short-term interest rates. As required under our Credit Facility, during August 2007 the Company entered into an interest rate swap agreement to eliminate the variability of the cash flows in interest payments for approximately 50% of the total variable rate debt. Under the agreement, the Company pays a floating rate based on the LIBOR interest rate plus 2.5%, and receives a fixed rate of 5.0% on notional amounts ranging from

$20 to $42 million over the life of the swap agreement, which matures on April 1, 2010. As of September 30, 2007 the notional amount of this interest rate swap was $20 million and the Company has recorded a liability of $0.3 million to recognize the fair value of the interest derivative. The net offset is recorded in accumulated other comprehensive income, as the instrument has been designated a qualifying cash flow hedge.
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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2006.
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
Chief Executive Officer November 9, 2007

By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer November 9, 2007

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