Form 10-K
period 2007-12-31
TLC VISION CORP
filed 2008-03-17
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007
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
☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act). ☐ Yes ☑ No
     As of June 30, 2007, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $255.7 million.
     As of March 11, 2008, there were 50,247,343 shares of the registrant’s Common Shares outstanding.
     DOCUMENTS INCORPORATED BY REFERENCE:
     Definitive Proxy Statement for the Company’s 2008 annual shareholders meeting (incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14).
     Items 8 and 9A from the OccuLogix, Inc. Annual Report on Form 10-K.

     This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which statements may be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “plans” or “continue” or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See “Item 1A. Risk Factors” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in the Form 10-K except as required by law. Unless the context indicates or requires otherwise, references in this Form 10-K to “we,” “our,” “us,” the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “Cdn$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission.
PART I
ITEM 1. BUSINESS
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improving vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. In its doctor services segment, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care segment, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc. (“OccuLogix”), a company pursuing treatments for selected eye diseases.
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
     Surgical Procedures. Vision correction surgery is an elective procedure available that alters the way light rays are focused directly on the retina, thus eliminating or dramatically reducing the need for eyeglasses or contact lenses. Several types of vision correction surgery are available, and prospective patients are encouraged to carefully consider the alternatives, the associated benefits and risks of each procedure, and seek the advice of their eye care professional. Vision correction surgeries available at TLCVision include:
•	LASIK (Laser In Situ Keratomileusis). LASIK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Because LASIK creates a corneal flap to reshape the cornea and does not disrupt the front surface of the cornea, it generally is less painful, has a quicker recovery period and shorter post-operative need for steroid eye drops than other surgical procedures. LASIK is currently the most common vision correction surgery and may be the treatment of choice for patients desiring a more rapid visual recovery.

•	CustomLASIK. Widely introduced in 2003, CustomLASIK is a technologically supported advancement to LASIK. CustomLASIK involves increased pre-operative diagnostic capabilities that measure the eye from front to back using “wavefront” technology to create a three dimensional corneal map. The information from that map guides the laser in customizing the laser ablation to an individual’s visual irregularities, beyond myopia and hyperopia. CustomLASIK using wavefront technology has the potential to improve not only how much a person can see, in terms of visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see in terms of contrast sensitivity and fine detail. This translates to a reduced occurrence of night vision disturbances post-LASIK.

•	PRK (Photorefractive Keratectomy). PRK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea without making a flap. PRK removes the protective surface layer of the cornea to reshape the cornea. The risk of pain, infection and corneal scarring is higher with PRK than with LASIK; however, the intra-operative risks are lessened with PRK because no corneal flap is created.

•	LASEK (Laser Assisted Sub-Epithelial Keratectomy). LASEK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Unlike LASIK that creates a corneal flap, LASEK loosens and folds the protective outer layer of the cornea (the epithelium) during the procedure and, as a result, combines the advantages of LASIK with the safety of PRK. The risk of pain, infection and corneal scarring is higher with LASEK than with LASIK; however, the intra-operative risks are lessened with LASEK because the flap which is created is only in the epithelium. The United States Food and Drug Administration (“FDA”) has not yet approved use of the excimer laser for LASEK.

•	AK (Astigmatic Keratotomy). AK corrects astigmatism by making microscopic incisions in the cornea to relax and change the shape of the cornea.

•	INTACS. INTACS corrects very low levels of nearsightedness (—1.00 diopters to —3.00 diopters) by implanting rings in the cornea to reshape it rather than surgically altering the cornea. INTACS may also be used to correct irregularities in the shape of the cornea.

•	CK (Conductive Keratoplasty). For patients age 40 and older, CK is designed for the temporary reduction of farsightedness (+.75 to +3.25 diopters) and uses radio frequency instead of a laser to reshape the cornea.

•	PTK (Phototherapeutic Keratectomy). PTK treats abrasions, scars or other abnormalities of the cornea caused by injury or surgery. PTK uses an excimer laser to remove superficial opacities and irregularities of the cornea to improve vision or reduce symptoms of pain or discomfort due to an underlying eye condition.

•	Refractive IOL Procedures. Intraocular lenses (IOL’s) are permanent or semi-permanent, artificial lenses that are implanted to replace or supplement the eye’s natural crystalline lens. While not a common procedure for correcting refractive errors, the placement of a refractive IOL can help patients who are not candidates for LASIK. IOL’s have been used in the United States since the late 1960’s to restore visual function to cataract patients, and more recently are being used in refractive surgery procedures. There are several types of refractive IOL’s: phakic IOL’s, multi-focal IOL’s and accommodating IOL’s. Patient suitability and quality of visual outcome for each of these lens options varies.

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
     In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval (“PMA”) from the FDA. An FDA PMA is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for “off-label” uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA PMA for the sale of an excimer laser for refractive procedures was granted in 1995 for the laser of Summit Technologies, Inc. (now Alcon Laboratories, Inc., a division of Nestle, S.A.). That first approval was for the treatment of myopia. To date, the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK, including VISX, Inc. (“VISX”) the market leader and the provider of most of the Company’s excimer lasers. In Canada and Europe, the use of excimer lasers to perform refractive surgery is not currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Health Protection Branch of Health Canada regulates the sale of devices, including excimer lasers used to perform procedures at the Company’s Canadian eye care centers.
THE REFRACTIVE MARKET
     While estimates of market size should not be taken as projections of revenues or of the Company’s ability to penetrate that market, Market Scope’s November 2007 Comprehensive Report on the Refractive Market estimates that the 2008 U.S. refractive market potential is 119.9 million eyes. To date, based on Market Scope’s estimate of the number of people who have had procedures, only an estimated 9% of this target population has had laser vision correction.
     Estimates by Market Scope indicate that 1.1 million laser vision correction procedures were performed in the United States in 2003, 1.3 million were performed in 2004 and 1.4 million were performed in 2005, 2006 and 2007. Market Scope estimates that 1.3 million laser vision correction procedures will be performed in 2008. The Company believes that the profitability and growth of its refractive business will depend upon continued increasing acceptance of laser vision correction in the United States and, to a lesser extent, Canada, and upon consumer confidence and the condition of the U.S. economy.
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
MARKET FOR CATARACT SURGERY
     According to the American Academy of Ophthalmology, cataracts are the leading cause of blindness worldwide and remain an important cause of blindness and visual impairment in the United States, accounting for approximately 50 percent of low-vision cases in adults over the age of 40. The Eye Diseases Prevalence Research Group estimated that the number of individuals with cataracts will increase by 50 percent by 2020, based on United Sates Census population estimates. The National Eye Institute indicates that cataract removal is the most common operation performed in the United States today. There are 1.5 million cataract operations done yearly. By the year 2020, there will be more than 12 million individuals in the 65 or older age group who will probably need cataract surgery. By age 80, more than half of all Americans either have a cataract or have had cataract surgery.
TLC VISION CORPORATION
     TLCVision was originally incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to TLC The Laser Center Inc., and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of Common Shares. On September 1, 1998, TLC The Laser Center, Inc. amalgamated under the laws of Ontario with certain wholly owned subsidiaries. By articles of amendment filed November 5, 1999, the Company changed its name to TLC Laser Eye Centers Inc. On May 13, 2002, the Company filed articles of continuance with the province of New Brunswick and changed its name to TLC Vision Corporation. On May 15, 2002, the Company completed its business combination with Laser Vision Centers, Inc., a leading U.S. provider of access to excimer lasers, microkeratomes, cataract equipment and related support services.
     BUSINESS STRATEGY
     TLCVision is an eye care services company dedicated to improving lives through improved vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The Company’s strategic initiatives are based on a three-fold strategy to drive future earnings growth, including: (1) successfully repositioning refractive centers to combine its already strong optometric referral network with a more consumer-friendly pricing and direct-to-consumer appeal, (2) leveraging our growth in both doctor services and eye care, and (3) delivering long-term shareholder value through both renewed strategic focus and improved financial performance.
     Refractive Centers
     The Company will focus on growing its core refractive centers business by completing the repositioning of its centers and by growing unit volume and revenues through creative patient acquisition initiatives and geographic expansion. The expansion of the consumer-focused strategy, including expanded consumer advertising programs, is based on positive indicators from the Company’s centers that adopted this approach in 2007 as growth in those centers has outpaced both the industry and the growth rate of the Company’s unconverted centers. These indicators suggest that a more value-oriented pricing strategy, supported by increased advertising and the successful optometric co-management philosophy, is an attractive combination that facilitates growth in patient volumes well in excess of underlying market growth rates. This approach to accelerate the long-term growth strategy responds to consumer trends, while leveraging the expertise the Company has developed over 14 years of leadership in the industry. The primary tactics in increasing surgical volume include the following strategic initiatives:
•	a value-oriented pricing strategy that includes an attractive entry-level price point and logical upgrades based on technology;

•	direct-to-consumer communication that creates both brand awareness and potential LASIK patients, utilizing broad-reach media, Internet, telephone, direct mail, email, alumni and referral programs;

•	continued commitment to the co-management model, which allows primary care doctors to provide the best clinical outcomes for their patients while retaining them in their practices;

•	continuing clinical education to ophthalmologists and optometrists, as well as practice development education and tools focused on educating their staffs;

•	additional marketing to health plans and health plan members for increased penetration in the managed care market;

•	quality patient outcomes support through the TLCVision quality assurance and improvement system; and

•	selected geographic expansion into new and existing markets.
     Doctors’ Services and Eye Care
     The Company will focus on driving growth in its doctor services and eye care segments by leveraging our existing relationships with a large number of ophthalmologists and optometrists to:
•	expand the Company’s existing service and product offerings;

•	grow the number of mobile customers and seek complementary acquisitions to accelerate this growth;

•	integrate the mobile cataract and mobile refractive operational teams; and

•	grow its optometric practice franchising organization, Vision Source, by increasing the number of affiliated practice franchises and related services, and pursuing complementary opportunities to expand that business model.
     Enhanced Shareholder Value
     The Company anticipates the successful execution of the above strategic initiatives to improve financial performance and enhance shareholder value. As part of the ongoing assessment of its businesses, the Company will continue to focus its efforts and capital investments in part by selling or exiting certain businesses, such as its stand-alone ambulatory surgery centers. The Company will continue to closely monitor cash flow and strategically use such capital primarily to: (1) pay down existing debt, (2) invest in new technologies and equipment, and (3) invest in new facilities or partnerships in order to grow our business.
DESCRIPTION OF REFRACTIVE LASER CENTERS SEGMENT
     The Company currently owns and manages centers in the United States and Canada. Each center typically has a minimum of one excimer laser with many of the centers having two or more lasers. The majority of the Company’s excimer lasers are manufactured by VISX, a division of Advanced Medical Optics.
     The Company’s centers currently draw upon a variety of patient acquisition strategies that include its co-management referral relationships, health plan programs and direct-to-consumer advertising. Pricing within the repositioned centers has been standardized to include an attractive entry-level price point with logical upgrades based on technology. Pricing at legacy centers is based upon geographical and other market considerations, and the same pricing methodology (although generally at a premium price point) used in the repositioned centers is applied. Pricing generally includes all follow up visits and the TLC Lifetime Commitment.
     A typical TLCVision center has between 3,000 and 5,000 square feet of space and is located in a high-end retail, medical or general office building. Although the legal and payment structures can vary from state to state depending upon state and provincial law and market conditions, the Company generally receives revenues in the form of (1) amounts charged patients for procedures performed at laser centers, (2) management and facility fees paid by doctors who use the TLCVision center to perform laser vision correction procedures and (3) administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Most TLCVision centers have a clinical director, who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated eye care doctors. Most centers also have a receptionist, ophthalmic technicians and patient consultants. The number of staff depends on the activity level of the center. One senior staff person, who is designated as the executive director of the center, assists in preparation of the annual business plan and supervises the day-to-day operations of the center.
     TLCVision has developed proprietary management and administrative software designed to assist eye care professionals in providing high levels of patient care. The software permits TLCVision centers to provide a potential candidate with current information on affiliated doctors throughout North America, to help them locate the closest TLCVision center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling, and to produce financial and surgical outcome reporting and analysis. The software has been installed in substantially all TLCVision centers. TLCVision also has an online consumer consultation site on its website (www.tlcvision.com). This consumer consultation site allows consumers to book their consultation with the Company online. TLCVision also maintains a central call center (1-888-TLC-2020), which is staffed seven days a week.
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
     PRICING
     In the repositioned TLC centers, patients are typically charged a per-eye fee that starts as low as $895 for conventional LASIK using a microkeratome and then escalates to as much as $2,395 for custom ablation using the IntraLase femtosecond laser for flap creation (“bladeless LASIK”). At TLC legacy centers in the United States, patients are typically charged between $1,500 and $2,700 per eye for LASIK depending on the type of procedure they choose. The Company typically charges the lower amounts for conventional LASIK using a microkeratome and charges an additional $350 to $600 per eye each for custom ablation and bladeless LASIK. At TLCVision premium-priced centers in Canada, patients are typically charged approximately Cdn $1,800 per eye for LASIK. Most patients typically pay an average of approximately $2,000 per eye. If the patient receives pre- and post-operative care from a primary care eye doctor, that doctor will charge approximately 15% to 20% of the patient fee (or approximately $300 in a repositioned center and approximately $400 in a legacy center), though the total procedure costs to the patients are often included in a single invoice. Although competitors in certain markets may charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and relationships with affiliated doctors.
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
     CO-MANAGEMENT MODEL
     The Company has developed and implemented a medical co-management model under which it not only establishes, manages and operates TLCVision centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The co-management model permits the surgeon to focus on providing superior laser vision correction surgery. In addition, most TLCVision centers have an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors’ individual practices and to assist them in providing quality patient care. See “Government Regulation — Regulation of Optometrists and Ophthalmologists.”
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

     SALES AND MARKETING
     While TLCVision believes that many individuals with Myopia or Hyperopia are potential candidates for laser vision correction, these procedures must compete with corrective eyewear as well as surgical and non-surgical treatments for these conditions. The decision to have laser vision correction largely represents a choice dictated by an individual’s desire to reduce or eliminate their reliance on eyeglasses or contact lenses. The Company therefore seeks to increase its refractive procedure volume and its market penetration through other innovative marketing programs targeted to doctors, to the public directly, and to corporations and health plans.
     In support of its strong relationships with its affiliated eye care doctors, a portion of the Company’s marketing resources are devoted to joint marketing programs. The Company provides doctors with brochures, videos, posters and other materials that help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public may receive support from the Company in the development of marketing programs. The Company believes the most effective way to market to doctors is to be perceived as a leader in the eye care industry. To this end, the Company strives to be affiliated with clinical leaders, educate doctors on laser vision and refractive correction and remain current with new procedures, technology and techniques. The Company also promotes its services to doctors in Canada and the United States through conferences, advertisements in journals, direct marketing, its web sites, newsletters and its support of Ophthalmologic and Optometric professional associations.
     In addition, the Company markets directly to potential patients through a variety of methods, including radio, television and print advertising, Internet sites and search maximization efforts, direct mail, telephone solicitation, alumni programs and local market sponsorships. Tiger Woods, world-famous golfer and TLCVision patient, continues to participate in the Company’s external marketing efforts, including those aimed directly to the public. The Company uses a variety of traditionally accepted advertising, direct marketing and public relations efforts to reach potential patients. The Company maintains a comprehensive Internet strategy with the goal of having a leading refractive presence on the Internet through TLCVision-owned websites and partnerships and sponsorships with other websites.
     CONTRACTS WITH EYE DOCTORS
     The Company works with a network of eye care doctors (mostly optometrists) in each market in which it operates who perform the pre-operative screening and post-operative care for patients who have had laser vision correction. Those doctors then co-manage their patients with affiliated surgeons, who perform the laser vision correction procedure themselves. In most states and provinces, co-management doctors have the option of charging the patient directly for their services or having the Company collect the fees on their behalf.
     Most surgeons performing laser vision correction procedures through a TLCVision center owned, managed or operated by the Company do so under one of three types of standard agreements (as modified for use in the various U.S. states as required by state law). Each agreement typically prohibits surgeons from disclosing confidential information relating to the center, soliciting patients or employees of the center, or participating in any other eye care center within a specified area. However, there can be no assurance that such agreements will be enforceable.
     Surgeons must meet the credential requirements of the state or province in which they practice and must receive training approved by the manufacturer of the equipment on which they perform procedures. Surgeons are responsible for maintaining appropriate malpractice insurance and most agree to indemnify the Company and its affiliates for any losses incurred as a result of the surgeon’s negligence or malpractice.
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

DESCRIPTION OF DOCTOR SERVICES SEGMENT
     TLCVision‘s doctor services segment provides doctors and medical facilities with mobile or fixed-site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers.
     DESCRIPTION OF MOBILE CATARACT SEGMENT
     Through its MSS subsidiary, TLCVision provides mobile and fixed site cataract equipment and related services in approximately 40 states. As of December 31, 2007, MSS employed 50 mobile cataract equipment technicians and operated 54 mobile cataract systems. An MSS certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Technicians are also certified to scrub for cataract cases as requested by the surgeon and facility. A typical service offering will include cataract equipment (a phaco emulsifier with back-up, a surgical microscope), the IOL, surgical instruments and supplies. Related services, including YAG capsulotomies and SLT lasers treatments, are also offered.
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
     MSS is the exclusive distributor of the Foresee PHPTM in the United States. This preferential hyperacuity perimeter is a diagnostic piece of equipment utilized by optometrists and ophthalmologists for the early detection of “Wet AMD”, the leading cause of vision loss for people over age 50 in the United States. According to Macular Degeneration Partnership, there are as many as 15 million Americans affected with the disease. The Foresee PHPTM is an FDA cleared, clinically validated device that detects conversion from intermediate dry AMD to the vision-threatening “wet” form known as Choroidal Neovascularization. MSS distributes the Foresee PHP™ out of its Minneapolis, Minnesota location.
     Under the standard sales agreement for the Foresee PHPTM, MSS provides the diagnostic device, a printer to generate reports from the device for the doctor’s interpretation, and a motorized table that allows for adjusting the device to each patient. MSS also offers an extended warranty for purchase.
     DESCRIPTION OF MOBILE REFRACTIVE SEGMENT
     TLCVision‘s mobile refractive (or access) business provides eye surgeons access to excimer femtosecond laser platforms, microkeratomes, other equipment and value-added support services such as training, technical support and equipment maintenance. TLCVision‘s access delivery system, located primarily in the United States, utilizes both mobile equipment and fixed-site locations. The Company believes that this flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that it can serve, and allows it to effectively respond to changing market demands.
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
     Mobile laser equipment is provided by means of a proprietary “Roll-On/Roll-Off” laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set-up time at each destination. As of December 31, 2007, TLCVision had 31 Roll-On/Roll-Off systems in operation, all of which were located in the United States.

     TLCVision‘s fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of December 31, 2007, the Company had approximately 35 U.S. fixed sites. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by a qualified eye surgeon.
     During 2007, the Company initiated the first mobile Intralase offering in the United States, activating 5 units during the year. The Company anticipates that strong demand for this offering could lead to further expansion during 2008.
     The Company also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates and marketing advice, clinical advisory support, patient financing, partnership opportunities and practice satelliting.
     Eye surgeons pay TLCVision a fee for each procedure the surgeon performs using its equipment and services. The Company typically provides each piece of equipment to many different eye surgeons, which allows it to more efficiently use the equipment and to offer it at an affordable price. TLCVision refers to its practice of providing equipment to multiple eye surgeons as shared access. This service is generally governed under one of three types of agreements:
•	Under standard refractive mobile access agreements with surgeons, TLCVision provides some or all of the following: laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technicians, maintenance and certain technology upgrades. In addition, the Company may provide marketing assistance, coordination of surgeon training and other support services. This access is provided on agreed upon dates at either the surgeons’ offices or a third party’s facility. In return, the surgeons pay a per procedure fee for access services and generally agree to exclusively use TLCVision‘s equipment for refractive surgery. The Company does not provide medical services to the patients or any administrative services to the access surgeon customer.

•	Under standard refractive fixed access agreements with surgeons, TLCVision generally provides the following: a fixed-base laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to use exclusively TLCVision‘s equipment for refractive surgery. The Company does not provide a laser operator, microkeratome technician, medical services or any administrative services to the access surgeon customer.

•	Under joint venture arrangements, TLCVision directly or indirectly provides either mobile or fixed-base laser access and the following: microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades, the laser facility, management services which include administrative services such as billing and collections, staffing for the refractive practice, marketing assistance and funds and other support services. TLCVision receives an access fee and management services fees in addition to being reimbursed for the direct costs paid by the Company for the laser facility operations. In return, the surgeons generally agree to exclusively use its equipment for refractive surgery and/or not to compete with the Company within a certain area. Neither TLCVision nor the joint ventures provide medical services to the patients.
     DESCRIPTION OF SURGICAL AND SECONDARY CARE CENTERS
     As of December 31, 2007, TLCVision had a majority ownership in two integrated surgical operations in the state of Michigan and the Philadelphia/western New Jersey metropolitan area that include both refractive practices and ambulatory surgical centers (“ASCs”). In addition, the Company had ownership interest in six free-standing actively-operating ASCs. ASCs provide outpatient surgery services in a less institutional, more productive and cost-efficient setting than traditional hospitals. The two primary procedures performed in the ASCs are cataract extraction with IOL implantation and YAG capsulotomies. However, the ASCs have the capability to accommodate additional ophthalmic surgical procedures as well as additional procedures such as podiatry and pain control, in certain instances.
     During 2007, the Company completed the development of two de novo ASCs and determined that it would not make further investments in free-standing ASCs. During the second half of 2007, the Company divested two of its majority owned free-standing ASCs, and it continues to review opportunities to potentially sell additional free-standing ASC investments during 2008.

DESCRIPTION OF THE OPTOMETRIC FRANCHISING SEGMENT
     The Company’s optometric franchising segment primarily consists of Vision Source, a majority-owned subsidiary that provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States and Canada. As of December 31, 2007 and 2006, Vision Source had approximately 1,700 and 1,600 franchisees, respectively, under franchise agreements across North America. In exchange for providing services to its franchisees, Vision Source received franchise fees equal to a predetermined percentage of gross practice billings. This business supports the development of independent practices and complements the Company’s co-management model.
DESCRIPTION OF THE AGE-RELATED MACULAR DEGENERATION (“AMD”) SEGMENT
     The AMD segment includes the Company’s ownership interest in OccuLogix, which is pursuing commercial applications for specific eye diseases. As of December 31, 2007, the Company had a 33% ownership interest in OccuLogix, resulting in the Company accounting for the operating results of OccuLogix under the equity method of accounting. OccuLogix’s history of losses and financial condition raise substantial doubt about its ability to continue as a going concern.
WEBSITE AND AVAILABLE INFORMATION
     TLCVision has linked its branded eye care centers, network doctors and potential patients through its websites, www.tlcvision.com and www.lasik.com, which provide a directory of affiliated eye care providers and contain questions and answers about laser vision correction. TLCVision‘s corporate website www.tlcv.com contains information for shareholders and investors.
     TLCVision makes available free of charge on or through its website (www.tlcv.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the Commission. All of TLCVision‘s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically.
     The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as all other employees and Board of Directors. This Code of Conduct and the Company’s corporate governance policies are posted on the Company’s website. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its Code of Conduct by posting such information on this website. The charters of the committees of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.
EQUIPMENT AND CAPITAL FINANCING
     The Company primarily utilizes VISX excimer lasers for refractive surgery. See “Laser Correction Procedures” for further details regarding VISX. As available technology improves and the FDA approves additional procedures, the Company expects to upgrade the capabilities of its lasers. Although there can be no assurance, the Company believes that, based on the number of existing excimer laser manufacturers, the current inventory levels of those manufacturers is more than adequate for the Company’s future operations.
COMPETITION
     CONSUMER MARKET FOR VISION CORRECTION
     Within the consumer market, excimer laser procedures performed at the Company’s centers compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses and other types of refractive surgery and technologies currently available and under development such as corneal rings, intraocular lenses and surgery with different types of lasers. Although the Company believes that eyeglasses and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company’s management, operations and marketing plans are or will be successful in meeting this competition. Further, there can be no assurance that the Company’s competitors’ access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.

     MARKET FOR LASER VISION CORRECTION
     Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market may grow. Laser vision correction providers are divided into three major segments: corporate-owned centers; independent surgeon-owned centers; and institution-owned centers. According to Market Scope, independent surgeon-owned centers accounted for the largest percentage of total procedure volume in the industry with an approximate 56% market share. Corporate-owned centers accounted for 39% of total procedures performed, which is an increase over prior year of 1%. The remaining 5% of laser vision correction procedures were performed at institution-owned centers, such as hospitals or universities.
     The Company believes the important factors affecting competition in the laser vision correction market are quality of service, surgeon skill and reputation, awareness through advertising, price and available managed care or corporate discount offerings. The Company believes that its competitiveness is enhanced by a strong network of affiliated doctors. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, also compete with the Company either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than the Company and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.
     As an elective procedure, overall laser vision correction surgery volumes are constrained by economic conditions in North America, impacting consumer confidence and leaving consumers with less disposable income. In addition, it is increasingly evident that the market is segmenting into two distinct groups of patients who have laser vision correction: (1) value-priced segment and (2) premium-priced segment. Industry trends and research indicate that the value-priced segment is larger and growing faster than the premium-priced segment. Based on experiences with a value priced offering through a new brand as well as some existing centers, in addition to extensive consumer research and evident market trends, TLCVision is aggressively expanding its consumer-focused strategy in combination with its optometric co-management philosophy to appeal to this larger and faster growing value-priced segment.
     TLCVision competes in fragmented geographic markets. The Company’s principal corporate competitors include LCA-Vision, Inc. and Lasik Vision Institute, Inc.
GOVERNMENT REGULATION
     EXCIMER LASER REGULATION
     United States
     Medical devices, such as the excimer lasers used in the Company’s U.S. centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial use in the United States until the FDA grants PMA for the device. To obtain a PMA for a medical device, excimer laser manufacturers must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a PMA. See “Business — Laser Correction Procedures.”
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
     Any excimer laser manufacturer that obtains PMA for use of its excimer lasers will continue to be subject to regulation by the FDA. Although the FDA does not specifically regulate surgeons’ use of excimer lasers, the FDA actively enforces regulations prohibiting marketing of products for non-approved uses and conducts periodic inspections of manufacturers to determine compliance with Quality System Regulations.

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
     Canada
     The use of excimer lasers in Canada to perform refractive surgery is not subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and hyperopia since 1996. The Therapeutic Products Directorate of Health Canada (“TPD”) regulates the sale of devices, including excimer lasers used to perform procedures at the Company’s Canadian eye care centers. Pursuant to the regulations prescribed under the Canadian Food and Drugs Act, the TPD may permit manufacturers or importers to sell a certain number of devices to perform procedures provided the devices are used in compliance with specified requirements for investigational testing. Permission to sell the device may be suspended or cancelled where the TPD determines its use endangers the health of patients or users or where the regulations have been violated. Devices may also be sold for use on a non-investigational basis where evidence available in Canada to the manufacturer or importer substantiates the benefits and performance characteristics claimed for the device. The Company believes that the sale of the excimer lasers to its eye care centers, as well as their use at the centers, complies with TPD requirements. Canadian regulatory authorities could impose restrictions, which could have a material adverse effect on the Company’s business, financial condition and operations.
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
     Federal Law. A federal law known as the “anti-kickback statute” prohibits the offer, solicitation, payment or receipt of any remuneration that directly or indirectly is intended to induce or is in return for the referral of patients for or the ordering of items or services reimbursable by Medicare or any other federally financed health care program. This statute also prohibits remuneration intended to induce the purchasing of or arranging for or recommending the purchase or order of any item, good, facility or service for which payment may be made under federal health care programs. This statute has been applied to otherwise legitimate investment interests if even one purpose of the offer to invest is to induce referrals from the investor. Safe harbor regulations provide absolute protection from prosecution for certain categories of relationships that meet all elements of an applicable safe harbor. However, relationships that do not meet all elements of a safe harbor are not illegal per se, but must be reviewed on an individual basis to determine the risk of fraud and abuse to any federal or state funded health care system.
     Subject to certain exceptions, federal law also prohibits referrals for the provision of Medicare or Medicaid-covered “designated health services” from a doctor to another entity with which the doctor (or an immediate family member) has a financial relationship (which includes ownership and compensation arrangements). This law, known as the “Stark Law,” applies only to referrals made by a doctor and does not apply outside of the Medicare and Medicaid programs or to items or services that are not one of the 11 designated health services.

     Laser vision correction is not reimbursable by Medicare, Medicaid or other federal programs. As a result, neither the anti-kickback statute nor the Stark Law applies to the Company’s laser vision correction business. However, the Company may be subject to similar state laws that apply regardless of the type of service or the manner of payment.
     Doctors affiliated with the Company’s ambulatory surgery company (OR Partners, Inc.), the Company’s mobile cataract services business (MSS, Inc.), or the Company’s secondary care centers provide services that are reimbursable under Medicare and Medicaid. Further, ophthalmologists and optometrists co-manage Medicare and Medicaid patients who receive services at the Company’s secondary care centers. The co-management model is based, in part, upon the referral by an optometrist for surgical services performed by an ophthalmologist and the provision of pre- and post-operative services by the referring optometrist. The Office of the Inspector General (“OIG”) for the Department of Health and Human Services, the government agency responsible for enforcing the anti-kickback statute, has stated publicly that to the extent there is an agreement between optometrists and ophthalmologists to refer back to each other, such an agreement could constitute a violation of the anti-kickback statute. The Company believes, however, that its co-management program does not violate the anti-kickback statute, as patients are given the choice whether to return to the referring optometrist or to stay with the ophthalmologist for post-operative care. Nevertheless, there can be no guarantee that the OIG will agree with the Company’s analysis of the law. If the Company’s co-management program were challenged as violating the anti-kickback statute and the Company were unsuccessful in defending against such a challenge, then civil or criminal fines and penalties, including exclusion of the Company, the ophthalmologists and the optometrists from the Medicare and Medicaid programs, may be imposed on the Company. The Company could also be required to revise the structure of its co-management program or curtail its activities, any of which could have a material adverse effect upon the Company’s business, financial condition and results of operations.
     The provision of services covered by the Medicare and Medicaid programs in the Company’s ambulatory surgery business, mobile cataract business and secondary care centers also triggers potential application of the Stark Law. The co-management model could establish a financial relationship, as defined in the Stark Law, between the ophthalmologist and the optometrist. Similarly, to the extent that the Company provides any designated health services as defined in the statute, the Stark Law could be triggered as a result of any of the several financial relationships between the Company and ophthalmologists. Based on its current interpretation of the Stark Law as set forth in the interim final rule published in 2004, the Company believes that the referrals from ophthalmologists and optometrists either will be for services that are not designated health care services as defined in the statute or will be covered by an exception to the Stark Law. The government may disagree with the Company’s position and there may be changes in the government’s interpretation of the Stark Law, including an expansion of the services that constitute “designated health services.” In such case, the Company may be subject to civil penalties as well as administrative exclusion and would likely be required to revise the structure of its legal arrangements or curtail its activities, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

     The Company has instituted policies and procedures throughout the Company designed to comply with the Privacy Regulations and other HIPAA regulations. Further, the Company is self-insured and meets the definition of “small” health plan; the Company’s plan sponsor has taken steps to institute policies and procedures to comply with the Privacy Regulations. The Company has implemented employee training programs explaining how the regulations apply to their job role.
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
     Canada
     Conflict of interest regulations in certain Canadian provinces prohibit optometrists, ophthalmologists or corporations owned or controlled by them from receiving benefits from suppliers of medical goods or services to whom the optometrist or ophthalmologist refers his or her patients. In certain circumstances, these regulations deem it a conflict of interest for an ophthalmologist to order a diagnostic or therapeutic service to be performed by a facility in which the ophthalmologist has any proprietary interest. This does not include a proprietary interest in a publicly traded company not owned or controlled by the ophthalmologist or a member of his/her family. Certain of the Company’s eye care centers in Canada are owned and managed by a subsidiary in which affiliated doctors own a minority interest. The Company expects that ophthalmologists and optometrists affiliated with TLCVision will comply with the applicable regulations, although it cannot ensure such compliance by doctors.
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
EMPLOYEES
     Including part-time employees, the Company had approximately 1,200 and 1,100 employees as of December 31, 2007 and 2006, respectively. The Company’s growth has been highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See “Item 1A — Risk Factors — Dependence on Key Personnel.”
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
     WE HAVE REPORTED ACCUMULATED DEFICITS; OUR FUTURE PROFITABILITY IS UNCERTAIN.
     For the year ended December 31, 2007, we reported an annual net loss of $43.5 million and an accumulated deficit balance of $275.4 million. Although we reported net income of $11.5 million and $8.1 million for the years ended December 31, 2006 and 2005, respectively, we are uncertain as to the profitability level of the Company going forward. Our profitability will depend on a number of factors, including:
•	demand for our services;

•	market acceptance of our value-oriented pricing strategy;

•	our ability to control costs;

•	our ability to execute our business strategy and effectively integrate acquired businesses and assets;

•	our ability to obtain adequate insurance against malpractice claims and reduce the number of claims;

•	economic conditions in the markets in which we compete, including the availability of discretionary income;

•	concerns about the safety and effectiveness of laser vision correction;

•	competitive factors;

•	regulatory developments;

•	our ability to retain and attract qualified personnel; and

•	doctors’ ability to obtain adequate insurance against malpractice claims at reasonable rates.
     CHANGES IN GENERAL ECONOMIC CONDITIONS MAY CAUSE FLUCTUATIONS IN OUR REVENUES AND PROFITABILITY.
     The cost of laser vision correction procedures is typically not reimbursed by health care insurance companies or other third-party payors. Accordingly, our operating results may vary based upon the impact of changes in economic conditions on the disposable income of consumers interested in laser vision correction. A significant decrease in consumer disposable income in a weakening economy may result in decreased procedure levels and revenues. In addition, weakening economic conditions may result in an increase in the number of our customers who experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience.
     THE MARKET FOR LASER VISION CORRECTION IS INTENSELY COMPETITIVE AND COMPETITION MAY INCREASE.
     Some of our competitors or companies that may choose to enter the industry in the future, may have substantially greater financial, technical, managerial, marketing and/or other resources and experience than us and may compete more effectively than we are able to compete. We compete with hospitals, individual ophthalmologists, other corporate laser centers and manufacturers of excimer laser equipment in offering laser vision correction services and/or access to excimer lasers. Our principal corporate competitors include LCA-Vision, Inc. and Lasik Vision Institute, Inc.
     Competition in the market for laser vision correction could increase as excimer laser surgery becomes more commonplace. In addition, competition would increase if state or provincial laws were amended to permit optometrists, in addition to ophthalmologists, to perform laser vision correction. We will compete on the basis of quality of service, surgeon skill, reputation and price. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. Competitors have offered laser vision correction at prices considerably lower than our prices. The laser vision correction industry has been significantly affected by reductions in the price for laser vision correction. Market conditions may compel us to lower prices in our centers to remain competitive and any reduction in our prices may not be offset by an increase in our procedure volume or decreases in our costs. A decrease in either the fees or procedures performed at our eye care centers or in the number of procedures performed at our centers could cause our revenues to decline and our business and financial condition to weaken.
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

     There is no independent industry source for data on side effects or complications from laser vision correction. In addition, we do not track side effects. Some of the possible side effects of laser vision correction are:
•	foreign body sensation;

•	pain or discomfort;

•	sensitivity to bright lights;

•	blurred vision;

•	dryness or tearing;

•	fluctuation in vision;

•	night glare;

•	poor or reduced visual quality;

•	overcorrection or under-correction;

•	regression; and

•	corneal flap or corneal healing complications.
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
     WE MAY BE UNABLE TO ENTER INTO OR MAINTAIN AGREEMENTS WITH DOCTORS OR OTHER HEALTH CARE PROVIDERS ON SATISFACTORY TERMS.
     We will have difficulty generating revenue if we are unable to enter into or maintain agreements with doctors or other health care providers on satisfactory terms. Most states prohibit us from practicing medicine, employing doctors to practice medicine on our behalf or employing optometrists to render optometric services on our behalf. In most states we may only own and manage centers and enter into affiliations with doctors and other health care providers. Also, affiliated doctors have provided a significant source of patients for our refractive centers and that is expected to continue. Accordingly, the success of our business depends upon our ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors to render or arrange surgical and other professional services at facilities we own or manage.
     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS MAKE FINANCIAL FORECASTING DIFFICULT.
     We experienced significant fluctuations in quarterly income during 2007, ranging from first quarter net income of $3.5 million, to a fourth quarter net loss of $25.3 million. We may experience future quarterly losses, which may exceed prior quarterly losses. Our expense levels will be based, in part, on our expectations as to future revenues. Historically, our quarterly results of operations have varied, and future results may continue to fluctuate significantly from quarter to quarter. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as indications of our future performance or annual operating results. Quarterly results will depend on numerous factors, including economic conditions in our geographic markets, market acceptance of our services, seasonal factors and other factors described in this Form 10-K.
     THE MARKET PRICE OF OUR COMMON SHARES MAY BE VOLATILE.
     Historically, the market price of our common shares has been volatile. Between December 2002 and April 2004, the market price of our common shares, as traded on the NASDAQ Global Market, increased from a low closing price of $0.91 to a high closing price of $12.82. The market price then again decreased, to a low closing price of $1.69 on March 10, 2008. Our common shares will likely be volatile in the future due to industry developments and business-specific factors such as:
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
     WE MAY BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.
     Our business strategy is to (1) successfully reposition refractive centers to combine its already strong optometric referral network with a more consumer-friendly pricing and direct-to-consumer appeal, (2) leverage our growth in both doctor services and eye care, and (3) deliver long-term shareholder value through both renewed strategic focus and improved financial performance.
     If we do not successfully execute this strategy or if the strategy is not effective, we may be unable to maintain or grow our revenues and profitability.
     WE MAY MAKE INVESTMENTS THAT MAY NOT BE PROFITABLE.
     We make investments that are intended to support our business strategy, generally targeted to companies in the laser vision correction or doctor services businesses. In addition, we evaluate the strategic fit of current operations and investments, and have divested those that do not fit our strategy or enhance shareholder value. If we are unable to successfully manage our current and future investments, if those investments are not profitable or do not generate the expected returns, or if we are not successful in completing divestitures or achieving our targeted exit valuation, then future operating results may be adversely impacted.
     OUR GROWTH STRATEGY DEPENDS ON OUR ABILITY TO SUCCESSFULLY EXECUTE DIRECT TO CONSUMER ADVERTISING PROGRAMS
     The success of our growth strategy will be dependent on increasing the number of procedures at our TLC Laser Eye Centers through our consumer advertising programs in combination with our existing optometric co-management philosophy. The success of this direct to consumer advertising is dependent upon several factors, including our ability to:
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
     Opening new centers involves many challenges, including:
•	the integration of operations and technologies into existing platforms;

•	hiring and training personnel to staff the center;

•	developing and implementing effective marketing programs to attract potential patients to the center; and

•	managing the losses incurred during the development and ramp-up period.
     Acquiring an existing center presents these same operational challenges, and additional special risks, including:

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
     WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT AND INTEGRATE NEW OPERATIONS AND FACILITIES.
     Our success depends on our ability to manage our existing operations and facilities and to expand our businesses consistent with our business strategy. In the past, we have grown rapidly in the United States. Our future growth and expansion will increase our management’s responsibilities and demands on operating information technologies and financial systems and resources. Our business and financial results are dependent upon a number of factors, including our ability to:
•	implement upgraded operations, information technologies and financial systems, procedures and controls;

•	hire and train new staff and managerial personnel;

•	adapt or amend our business structure to comply with present or future legal requirements affecting our arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of optometry and medicine and referrals to facilities in which doctors have a financial interest;

•	obtain regulatory approvals, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors; and

•	successfully integrate acquisitions into our existing business model.
     Our failure or inability to successfully implement these and other factors may adversely affect the quality and profitability of our business operations.
     WE DEPEND ON KEY PERSONNEL WHOSE LOSS COULD ADVERSELY AFFECT OUR BUSINESS.
     Our success and growth depends in part on the active participation of key medical and management personnel. We maintain key person insurance for James Wachtman, our CEO, and several key ophthalmologists. Despite having this insurance in place, the loss of any one of these key individuals could adversely affect the quality, profitability and growth prospects of our business operations.
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
     WE MAY BE SUBJECT TO MALPRACTICE AND OTHER SIMILAR CLAIMS AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE INSURANCE AGAINST THESE CLAIMS.
     The provision of medical services at our centers entails an inherent risk of potential malpractice and other similar claims. All of our U.S. professional malpractice insurance has a $250,000 deductible per claim. Patients at our centers execute informed consent statements prior to any procedure performed by doctors at our centers, but these consents may not provide adequate liability protection. Although we do not engage in the practice of medicine or have responsibility for compliance with regulatory and other requirements directly applicable to doctors and doctor groups, claims, suits or complaints relating to services provided at our centers may be asserted against us in the future, and the assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages.
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
     COMPLIANCE WITH INDUSTRY REGULATIONS IS COSTLY AND BURDENSOME.
     Our operations are subject to extensive federal, state and local laws, rules and regulations. Our efforts to comply with these laws, rules and regulations may impose significant costs, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on us. We have incurred significant costs, and expect to incur costs in connection with compliance with the provisions of the Sarbanes-Oxley Act of 2002. Our failure to comply with the provisions of the Sarbanes-Oxley Act, including provisions relating to internal financial controls, could have a material adverse effect on us.
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
     Most of our eye care centers and access sites in the United States use VISX excimer lasers. If VISX, or other excimer laser manufacturers, fail to comply with applicable federal, state or foreign regulatory requirements, or if any adverse regulatory action is taken against or involves such manufacturers, the supply of lasers could be limited and the cost of excimer lasers could increase.
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
     WE HAVE SIGNIFICANT TAX NET OPERATING LOSS CARRYOVERS THAT MAY NOT BE UTILIZED
     As of December 31, 2007, the Company has net operating losses available for carry forward for income tax purposes of approximately $248.6 million, which may be available to reduce taxable income in future years. There is no guarantee that all, if any, of the Company’s net operating losses will be utilized in future periods. See Note 18, “Income Taxes,” of the consolidated financial statements for additional information.
     OUR STOCK PRICE AND REPORTED RESULTS MAY BE IMPACTED BY THE OPERATING RESULTS OF OCCULOGIX.
     As a significant shareholder of OccuLogix, our stock price may be affected by changes in the price of OccuLogix’s common stock. As of December 31, 2007, the market price of OccuLogix’s stock was $0.08. We are unable to predict how fluctuations in OccuLogix’s stock price will affect our own stock price.
     Since the second quarter of 2006, we have accounted for our investment in OccuLogix under the equity method. Under APB 18, “The Equity Method of Accounting for Investments in Common Stock,” an investor’s share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method. The investor ordinarily should discontinue applying the equity method when the investment is reduced to zero and should not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor should resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended. As the Company’s investment in OccuLogix reached $0 as of December 31, 2007, resulting from continual losses incurred by OccuLogix, the Company has suspended use of equity method accounting for OccuLogix on a go forward basis.
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
     WE HAVE $82.7 MILLION OF DEBT OUTSTANDING UNDER OUR CREDIT FACILITY DATED JUNE 2007, AND THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED.

     During June 2007, we issued notes in an aggregate principal amount of $85.0 million that mature in June 2013. The notes bear floating-rate interest payable. We cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities. We have entered into certain interest rate swaps to, in effect, convert the interest rates of the floating-rate interest notes into fixed rates. The instruments governing the notes contain certain covenants applicable to us that may adversely affect our ability to incur certain liens or engage in certain types of transactions. If the Company is not successful in achieving operational and/or financial goals in future periods we could be at risk of non-compliance regarding our covenants, which could result in a material adverse impact to the Company’s financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company’s centers are located in leased premises throughout the United States and Canada. The leases are negotiated on market terms and typically have terms of five to ten years. TLCVision‘s International Corporate Office is located in leased office space in Mississauga, Ontario, Canada under a lease that will expire in 2016. TLCVision‘s U.S. Corporate Office is located in approximately 29,000 square feet of leased office space in St. Louis, Missouri under a lease that will expire in 2016. TLCVision also maintains approximately 7,000 square feet of office/warehouse space in Bloomington, Minnesota primarily for its doctor services operations. The Bloomington facility lease expires in 2009.
     The terms of the Company’s leases provide for total aggregate monthly lease obligations of approximately $0.7 million in 2008.
ITEM 3. LEGAL PROCEEDINGS
     On February 21, 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. The lawsuit has been stayed and the complaint is in arbitration. Atwood challenges the calculation of the first of three annual earn-out payments set forth in the merger agreement. The Company intends to vigorously defend this action. During 2007, although no settlement has been reached, the Company has made a provision for the potential outcome of this arbitration. Such provision did not impact net income as earn-out payments are considered additional purchase consideration and recorded as additional goodwill related to the acquisition.
     The Company is also subject to other various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. While the ultimate results of such matters cannot be predicted with certainty, the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following are brief summaries of the business experience of each of our executive officers:
     James C. Wachtman, age 47, became our Chief Executive Officer and President in August 2004. Prior to that, Mr. Wachtman served as Chief Operating Officer of LaserVision Centres Inc. (“LaserVision”) from June 1996 to July 1998, and as President and Chief Operating Officer of LaserVision from August 1998 to May 2002 and as our President and Chief Operating Officer from May 2002 to August 2004. Prior to joining LaserVision, Mr. Wachtman was employed in various senior management positions by McGaw, Inc., a manufacturer of medical disposables.
     Steven P. Rasche, age 48, became our Chief Financial Officer and Treasurer in August 2004. Prior thereto, Mr. Rasche served as the Chief Financial Officer of Public Safety Equipment, Inc., a marketer of safety equipment from May 1996 to July 2004. He began his professional career in 1983 with Price Waterhouse, LLP (now PricewaterhouseCoopers, LLP) and later moved to United Van Lines, Inc. a household goods mover, where he progressed through a variety of financial leadership roles. Mr. Rasche is a Certified

Public Accountant and holds a Bachelors of Science degree in Accounting from the University of Missouri and a Master of Business Administration Degree from the J.L. Kellogg Graduate School of Management at Northwestern University.
     Brian L. Andrew, age 56, became our General Counsel and Secretary in February 2005. Prior thereto, Mr. Andrew was the Chair of the Health Law Practice Group and a member in the St. Louis, Missouri office of Husch & Eppenberger, LLC, a large multi-office law firm (now Husch Blackwell Sanders, LLC). Mr. Andrew has also served as Assistant Counsel to the American Optometric Association and Associate General Counsel for MetLife HealthCare Management Corporation. He holds an undergraduate degree from the University of Missouri-Columbia, a Masters degree from Webster University and a law degree from the St. Louis University School of Law.
     James B. Tiffany, age 51, was appointed as President of MSS, Inc., a subsidiary of the Company, in August 2003. Prior to that Mr. Tiffany served as Vice President of Sales and Marketing of LaserVision from January 1999 to July 2000 and General Manager of MSS, Inc. from July 2000 to August 2003. Mr. Tiffany received his undergraduate degree from Arizona State University and a Master of Business Administration Degree from Washington University in St. Louis, Missouri.
     Larry D. Hohl, age 53, joined the Company on January 14, 2008 as President, Refractive Centers. Mr. Hohl has the responsibility for all of TLCVision’s refractive centers business functions, including sales, marketing, operations, clinical services and professional relations. Mr. Hohl has more than 30 years of operations management experience as well as extensive sales and marketing experience. He has held a number of senior management positions for companies such as IBM, Procter & Gamble, PepsiCo, Inc. and Nike. Before joining the Company, Mr. Hohl served as Vice President of Operations for Robeks Corporation. Mr. Hohl received his Bachelors of Science degree in Business Administration, with a specialization in Marketing, from Arizona State University.
     James J. Hyland, age 55, joined TLCVision as Vice President, Investor Relations in 2007. Prior to joining TLCVision, Mr. Hyland was VP Investor Relations and Corporate Communications for USF Corp, a $2.4 billion Chicago based transportation holding company. In addition, Mr. Hyland was Senior Vice President Investor Relations for Comdisco, a Rosemont, Illinois based Fortune 500 financial and technology services firm. Mr. Hyland is a graduate of the University of Illinois with a Bachelors of Science degree in Business Administration, with a specialization in Finance.
     Henry Lynn, age 57, became Chief Information Officer (“CIO”) of TLCVision in March 1998.   Mr. Lynn has executive management responsibilities regarding the various information systems utilized throughout the Company. Prior to joining TLCVision, he was employed as the CIO for Beacon Eye, Inc., a laser vision correction company. He holds a Data Processing degree from Glasgow College of Technology, Scotland.
     Dr. Glenn Ellisor, age 50, is the founder of Vision Source, a subsidiary of the Company, and currently serves as President, Eye Care. At the present time, Dr. Ellisor continues to practice as a licensed Optometrist at a Company owned optical eye care center.  He has served on advisory panels for Ciba, Optos, Optical Dynamics, Bausch & Lomb and Alcon.  He is a member of the American Optometric Association, the Texas Optometric Association and Harris County Optometric Association.  Dr. Ellisor graduated from Stephen F. Austin University in 1982 with a degree in Biology and a minor in business and graduated from the University of Houston College of Optometry in 1984.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     The Common Shares are listed on the Toronto Stock Exchange under the symbol “TLC” and on the NASDAQ Global Market under the symbol “TLCV.” The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on the Toronto Stock Exchange and the NASDAQ Global Market:

	THE
	TORONTO		NASDAQ
	STOCK		GLOBAL
	EXCHANGE		MARKET
	HIGH	LOW	HIGH	LOW
2006
First Quarter March 31, 2006	Cdn$9.13	Cdn$6.33	$7.93	$5.57
Second Quarter June 30, 2006	7.50	4.82	6.63	4.33
Third Quarter September 30, 2006	6.27	4.62	5.70	4.12
Fourth Quarter December 31, 2006	6.32	4.41	5.43	3.93

2007
First Quarter March 31, 2007	Cdn$7.13	Cdn$6.02	$6.00	$5.10
Second Quarter June 30, 2007	6.80	5.45	6.06	5.10
Third Quarter September 30, 2007	5.45	3.17	5.21	3.06
Fourth Quarter December 31, 2007	3.71	2.02	3.79	2.08
     As of February 29, 2008, there were approximately 715 shareholders of record of the Common Shares.
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
     The following graph shows the cumulative total shareholder return (assuming reinvestment of dividends) from December 31, 2002 through the fiscal year ended December 31, 2007 compared to the cumulative total return on the S&P/TSX Composite Index and the NASDAQ Health Services Stocks Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TLC Vision Corporation, The S&P/TSX Composite Index
And The NASDAQ Health Services Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
TLC Vision Corporation	$100.00	$630.83	$991.44	$613.70	$497.62	$316.84
S&P/TSX Composite Index	$100.00	$126.72	$145.07	$180.08	$211.16	$231.92
NASDAQ Health Services Stocks Index	$100.00	$135.61	$168.24	$184.41	$186.06	$181.42

STOCK REPURCHASE
     During June 2007, the Company repurchased and cancelled 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.6 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand, short-term investments, and $85 million in proceeds under the Company’s New Credit Facility. No additional share repurchases occurred during the year.

PART II
ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected historical consolidated financial data of TLCVision for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003, which have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K and the consolidated financial statements of the Company included in the Company’s December 31, 2004 and 2003 Annual Reports on Form 10-K. The following table should be read in conjunction with the Company’s financial statements, the related notes thereto and the information contained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	YEAR ENDED
(U.S. dollars, in thousands except per share	DECEMBER 31,
amounts and operating data)	2003(2)	2004(3)	2005(4)	2006(5)	2007(6)
STATEMENT OF OPERATIONS DATA
Net revenues	$197,508	$242,481	$255,547	$277,853	$298,414
Cost of revenues (excluding amortization)	147,765	168,796	178,572	192,937	209,084
Gross profit	49,743	73,685	76,975	84,916	89,330
General and administrative	26,914	26,747	36,458	34,476	34,819
Marketing and sales	18,779	18,702	21,714	27,791	42,979
(Loss) income from continuing operations, net of tax	(10,922)	41,402	7,169	13,680	(35,300)
Income (loss) from discontinued operations, net of tax	1,523	1,072	950	(2,161)	(8,214)
Net (loss) income	(9,399)	42,474	8,119	11,519	(43,514)
(Loss) income per share from continuing operations, diluted	$(0.17)	$0.58	$0.10	$0.20	$(0.60)
(Loss) income per share, diluted	$(0.15)	$0.60	$0.11	$0.17	$(0.74)
Weighted average number of Common Shares outstanding, diluted	64,413	71,088	71,380	69,580	59,139

	YEAR ENDED
	DECEMBER 31,
	2003(2)	2004(3)	2005(4)	2006(5)	2007(6)
OPERATING DATA (unaudited)
Number of majority owned eye care centers at end of period (7)	70	59	64	67	66
Number of minority owned eye care centers at end of period (1)	1	9	9	9	14

Number of TLCVision branded eye care centers at end of period	71	68	73	76	80
Number of access service sites
Refractive	269	326	318	327	327
Mobile Cataract	359	371	563	689	444
Number of laser vision correction procedures:
Majority owned centers	100,500	99,100	101,000	101,000	105,700
Minority owned centers	1,900	18,700	20,000	20,300	21,400

Total TLCVision branded center procedures	102,400	117,800	121,000	121,300	127,100

Access	73,700	78,600	69,900	65,900	59,500

Total TLCVision branded refractive procedures	176,100	196,400	190,900	187,200	186,600

Mobile Cataract	40,700	43,700	49,000	55,700	56,900

	DECEMBER 31,
	2003(2)	2004(3)	2005(4)	2006(5)	2007(6)
BALANCE SHEET DATA
Cash and cash equivalents	$21,580	$33,435	$31,729	$28,917	$12,925
Working capital	10,868	131,195	66,896	40,015	(11,141)
Total assets	190,748	304,007	301,043	294,302	237,810
Long-term debt, excluding current portion	19,242	9,991	12,665	15,122	98,417
STOCKHOLDERS’ EQUITY
Common stock	397,878	458,959	450,703	450,133	337,473
Option and warrant equity	8,143	2,872	1,861	1,806	837
Accumulated other comprehensive loss	—	—	—	—	(784)
Accumulated deficit	(294,752)	(252,278)	(244,159)	(232,640)	(275,404)
Total stockholders’ equity	111,269	209,553	208,405	219,299	62,122

(1)	Minority owned centers primarily represent the Company’s 30% interest in LECC centers. Prior to January 1, 2004, these centers were majority owned.

(2)	In fiscal 2003, the selected financial data of the Company included an adjustment to the fair value of long-term receivables of $0.2 million.

(3)	In fiscal 2004, the selected financial data of the Company included:
(a)	an adjustment to the fair value of long-term receivables of $1.2 million;

(b)	other income of $25.8 million from the gain on sale of OccuLogix stock; and

(c)	an executive severance charge of $2.6 million.
(4)	In fiscal 2005, the selected financial data of the Company included:
(a)	a write-down of $1.1 million in the fair value of intangibles and an adjustment to the fair value of long-term liabilities of $0.2 million; and

(b)	OccuLogix inventory and accounts receivable write-downs of $1.6 million after minority interests.

(5)	In fiscal 2006, the selected financial data of the Company included:
(a)	an impairment of goodwill of $4.1 million, which related to discontinued operations;

(b)	gain on sales and issuances of subsidiary stock of $1.8 million;

(c)	severance charges totaling $1.0 million ($0.6 million net of minority interests);

(d)	net write-downs of assets and liabilities of $1.9 million ($1.1 million net of minority interests);

(e)	income tax benefit of $5.3 million related to a partial reversal of the deferred tax asset valuation allowance;

(f)	income tax benefit of $0.9 million related to IRC Section 382 and $1.5 million related to deductible interest expense adjustments; and

(g)	consolidated results of OccuLogix for the three months ended March 31, 2006 before deconsolidation effective April 1, 2006.
(6)	In fiscal 2007, the selected financial data of the Company included:
(a) impairments of goodwill and other assets of $9.6 million and $7.4 million, respectively, which are inclusive of impairments related to discontinued operations;

(b) the repurchase of 20.0 million of the Company’s outstanding common shares at a price of $5.75 per share, plus various transaction related costs;

(c) a new $110.0 million credit facility, which included $85.0 million of senior term debt and available borrowings of an additional $25.0 million under a revolving credit facility; and

(d) severance charges totaling $1.3 million.
(7)	The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, prior year figures may vary from previously reported financials in order to better reflect changes in the Company’s current portfolio of centers.
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
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improved vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. In its doctor services segment, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care segment, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc. (“OccuLogix”), a company pursuing treatments for selected eye diseases.
     Except as described in the next paragraph, the Company recognizes revenues at the time procedures are performed or services are rendered. Revenues primarily include amounts charged to patients for procedures performed at laser centers, amounts charged to physicians for laser access and service fees, and management fees from managing refractive and secondary care practices. Under the terms of management service agreements, the Company provides non-clinical services, which include facilities, staffing, equipment lease and maintenance, marketing and administrative services to refractive and secondary care practices in return for management fees. For third-party payor programs and corporations with arrangements with TLCVision, the Company’s management fee and the fee charged by the surgeon are both discounted in proportion to the discount afforded to these organizations. While the Company does not direct the manner in which the surgeons practice medicine, the Company does direct the day-to-day non-clinical operations of the centers. The management service agreements typically are for an extended period of time, ranging from five to 15 years. Management fees are equal to the net revenue of the physician practice, less amounts retained by the physician groups.
     During the year ended December 31, 2007, the Company began charging a fee on certain procedures as part of the Lifetime Commitment program. Under this program, patients are charged a small fee in exchange for the guarantee of re-treatment if it is needed to maintain vision results for qualified patients. Revenues generated under this program are initially deferred and recognized over future periods based on management’s estimates of re-treatment volume.

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
     The Company serves surgeons who performed approximately 270,400 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during the year ended December 31, 2007. In the year ended December 31, 2007, the Company’s refractive center and access procedure volume, including minority owned centers, decreased to 186,600 from 187,200 in the year ended December 31, 2006, a decrease of 600 procedures or less than 1%. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic and stock market conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data.
     The Company continually assesses patient, optometric and ophthalmic industry trends as it strives to improve laser vision correction revenues and procedure volumes. On November 8, 2006, the Company announced its intention to reposition a majority of its wholly-owned refractive centers by introducing a lower entry-level price and adding a direct-to-consumer marketing message to its existing optometric-referral patient acquisition model. The direct-to-consumer marketing approach caused the Company to incur significantly higher marketing expense during the year ended December 31, 2007 in comparison to prior years. The repositioning helped to drive increased revenues during the year ended December 31, 2007. The Company anticipates that it will continue its high level of direct-to-consumer marketing during fiscal 2008, which could increase several operating metrics in future periods. Operating metrics that could be impacted include refractive volume, refractive revenues and marketing expenses, while the impact on net income will be dependent, in part, on the magnitude of these increases.
DEVELOPMENTS DURING 2007
ACQUISITIONS
     The Company’s strategy includes periodic acquisitions or investments in entities that operate in the refractive, cataract or eye care markets. During the year ended December 31, 2007, the Company paid approximately $4.8 million to acquire or invest in several entities, none of which was individually material. Of this amount, approximately $2.8 million related to cash paid for the first year earn-out related to the 2005 acquisition of TruVision, which has been included in the purchase price allocation.
DIVESTITURES
     The Company’s strategy includes periodic divestitures of subsidiaries or investments that operate in the refractive, cataract or eye care markets. During the year ended December 31, 2007, the Company received approximately $3.6 million in cash proceeds on such divestitures. Included in this figure is approximately $2.0 million in cash proceeds received on the sale of OccuLogix, Inc. stock and $1.6 million in cash proceeds resulting from various other divestitures.
     During 2007, the Company divested two of its stand-alone ambulatory surgical centers, which falls under the “Other” segment for financial reporting purposes. See “Goodwill and Other Assets” discussion below for further details regarding an impairment charge taken during the current year relating to the disposals. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that the divested locations warranted discontinued operation treatment due to the significance of the impairment charges recorded on the disposed centers.
     On May 30, 2007, the Company entered into an agreement with JEGC OCC Corp (the “Purchaser”) for the sale of all of its common shares of OccuLogix, Inc. The agreement provided for a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix, Inc. common stock for $2.0 million and recorded a gain of $0.9 million. Immediately following the sale of stock, the Company owned approximately 33% of OccuLogix, Inc.’s outstanding stock. The Company agreed to sell the remaining shares subject to certain conditions, including the Purchaser obtaining financing. As of December 31, 2007, the Purchaser had not been able to complete the purchase of the Company’s remaining 18.8 million common shares of OccuLogix, Inc. The Purchaser retains a non-exclusive right to purchase the shares under the agreement, which remains in effect subject to both parties’ rights to terminate the agreement.

GOODWILL AND OTHER ASSETS
     During the quarter ended September 30, 2007, management explored the disposition of investments in its remaining seven stand-alone ambulatory surgical centers (ASCs). After discussions with interested strategic and financial buyers, the Company received several expressions of interest, and was in advanced discussions with several third parties. One location was sold pursuant to these discussions during the quarter ended December 31, 2007, and discussions involving several additional properties are ongoing. Management is continuing to explore possible divestitures of the remaining ASCs during 2008.
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” management concluded that a triggering event had occurred that required an impairment charge to be recorded at September 30, 2007. Due to the triggering event, management measured the impairment loss and recorded a $12.4 million charge to goodwill during the quarter ended September 30, 2007, which was an estimate based on the fair market value expressed by the interested parties for the ambulatory surgical centers taken as a whole using the information available at that time.
     During the quarter ended December 31, 2007, management completed its annual internal forecasting process, which allowed management to calculate implied fair values for each individual majority and minority owned ASC. Prior to the completion of the internal forecast, such fair value detail at the individual ASC locations was not available.
     The implied fair values, calculated using methodologies described under SFAS No. 142, indicated that the entire stand-alone ASC operation was impaired an additional $4.6 million, raising the total impairment charge for the year ended December 31, 2007, to $17.0 million. Management also concluded that the $17.0 million impairment charge should not only be applied against goodwill balances of the majority owned ASCs, but should also be applied against the Company’s investment balances, included in other assets, for minority-owned ASCs. Such determination was not possible at September 30, 2007 as fair value information at the individual ASC location level was not available. As a result, management has applied $9.6 million of the total impairment charge to goodwill, $9.3 million of which is included in discontinued operations for the ASC’s that were disposed of, and $7.4 million to other assets, to reflect the nature of the impairment.
     In accordance with the SFAS No. 144, the potential sale of the remaining ASCs does not meet the “held for sale” criteria necessary for discontinued operation treatment. As a result, the Company considers the remaining assets held for use, and has reported the results of operations accordingly for the year ended December 31, 2007. Treatment of these potential dispositions will continue to be evaluated by management.
CREDIT FACILITY
     During June 2007, the Company entered into a $110.0 million credit facility (“New Credit Facility”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of December 31, 2007, $82.7 million was outstanding on this portion of the facility.
A revolving credit facility, totaling $25.0 million with a five-year term. As of December 31, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
     The New Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at December 31, 2007 was 1.50% for prime rate borrowings and 2.50% for LIBOR rate borrowings. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $2.0 million were incurred and recorded in other assets as deferred financing costs, and will be amortized over the life of the facility.
     Subsequent to year-end, the Company amended its New Credit Facility in order to obtain more favorable financial covenants. As a result of this amendment, interest on the New Credit Facility increased and the Company incurred additional creditor and legal costs. Refer to Note 27 in our consolidated financial statements, “Subsequent Events,“ for further details regarding the amended New Credit Facility.

SHARE REPURCHASE
     During June 2007, the Company repurchased and cancelled 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.6 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand, short-term investments, and the $85 million of proceeds under the Company’s New Credit Facility noted above.
SEGMENT REALIGNMENT
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. Prior to 2007, the Company aggregated the refractive centers and access operations into one reportable segment. Beginning in 2007, the Company realigned its organization such that the refractive access segment is now being managed and reported separately. For comparison purposes, the segment information for all prior periods has been restated to reflect this change in reportable segments.
CAPITAL LEASE AGREEMENT
     In conjunction with a portion of TLCVision’s refractive procedures, the Company utilizes American Medical Optics’ IntraLase femtosecond laser technology to create bladeless corneal flaps. Most lasers were obtained from the manufacturer and accounted for as a capital lease under SFAS No. 13, “Accounting for Leases.” Effective December 18, 2007, the Company amended its Master Capital Lease Agreement which extended the lease payment period and reduced periodic lease payments. Management has determined that the amended lease agreement still qualifies as a capital lease. Under SFAS No. 13, when both the original lease and the amended agreement are classified as capital leases, the recorded asset and obligation balances are adjusted at the date of the revision, by the difference between the outstanding obligation balance and the present value of the future minimum lease payments. Accordingly, the Company has recorded an approximate $1 million reduction to its debt and fixed asset balances during the quarter ended December 31, 2007.
CRITICAL ACCOUNTING POLICIES
     IMPAIRMENT OF GOODWILL
     The Company accounts for its goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 requires the Company to determine the fair value of its reporting units. Because quoted market prices do not exist for the Company’s reporting units, the Company uses the present value of expected future cash flows to estimate fair value. Management must make significant estimates and assumptions about future conditions to estimate future cash flows. If these estimates or their related assumptions change in the future, including general economic and competitive conditions, the Company may be required to record impairment charges related to these assets.
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
     RECOVERABILITY OF DEFERRED TAX ASSETS
     The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the income tax bases of such assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized. In assessing the adequacy of the valuation allowances, the Company considers the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. At December 31, 2007, the Company had valuation allowances of $126.9 million to fully offset deferred tax assets of $126.9 million. The valuation allowance was based on the uncertainty of the realizability of certain deferred tax assets. In the event the Company determines it is more likely than not it will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net income, reducing goodwill or increasing equity in the period such determination was made.
     ACCRUAL OF MEDICAL MALPRACTICE CLAIMS
     The nature of the Company’s business is such that it is subject to medical malpractice lawsuits. To mitigate a portion of this risk, the Company maintains insurance in the United States for individual malpractice claims with a deductible of $250,000 per claim. Management and the Company’s insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company has recorded reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settled claims is higher than the Company’s historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.
RISK FACTORS
     See “Item 1A — Risk Factors.”
YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006
     Total revenues for the year ended December 31, 2007 were $298.4 million, an increase of $20.6 million (7%) over revenues of $277.9 million for the year ended December 31, 2006. This increase was due to a $13.0 million (8%) increase in refractive center revenues, a $3.9 million increase in doctor services revenues and a $3.7 million increase in eye care revenues.
     Revenues from the refractive center segment for the year ended December 31, 2007 were $174.8 million, an increase of $13.0 million (8%) from revenues of $161.8 million for the year ended December 31, 2006. Refractive center revenues increased primarily due to procedure volume increase, which accounted for a $7.7 million increase in revenues, and an increased mix of higher priced procedures, which accounted for a $5.3 million increase in revenues. For the year ended December 31, 2007, majority-owned refractive center procedures were approximately 105,700, an increase of 4,700 (5%) over the prior year.
     Revenues from doctor services for the year ended December 31, 2007 were $97.1 million, an increase of $3.9 million (4%) from revenues of $93.2 million for the year ended December 31, 2006. This increase was primarily due to increases in the Company’s mobile cataract and “other” segments.
     Revenues from the Company’s mobile cataract segment for the year ended December 31, 2007 were $37.6 million, an increase of $2.5 million (7%) from revenues of $35.1 million for the year ended December 31, 2006. This increase was due to a higher average price and revenues generated from Foresee PHP™, a new product offering that the Company began selling at the end of 2006.
     Revenues from the refractive access segment for the year ended December 31, 2007 were $35.9 million, a decrease of $1.0 million (3%) from revenues of $36.9 million for the year ended December 31, 2006. For the year ended December 31, 2007, access procedures declined by approximately 6,400 (10%) from the prior year period and accounted for a decrease in revenues of approximately $3.9 million. This decrease in access revenues was offset by higher average pricing, which accounted for an increase in access revenues of approximately $2.9 million.
     Revenues from the Company’s “other” businesses, which manage cataract and secondary care centers, for the year ended December 31, 2007 were $23.6 million, an increase of $2.4 million (11%) from revenues of $21.2 million for the year ended December 31, 2006. This increase is primarily related to the opening of two new ambulatory surgery centers in 2007 as well as growth in surgical volume due to the addition of surgeons.
     Revenues from eye care for the year ended December 31, 2007 were $26.5 million, an increase of $3.7 million (16%) from revenues of $22.9 million for the year ended December 31, 2006. This increase was primarily due to an increase in the Company’s optometric franchising segment and its 9% growth in the number of franchisees that it serves.
     Total cost of revenues (excluding amortization expense for all segments) for the year ended December 31, 2007 was $209.1 million, an increase of $16.2 million (8%) over the cost of revenues of $192.9 million for the year ended December 31, 2006. Primarily causing the increase in cost of revenues was a $11.9 million (10%) increase at refractive centers on higher revenues.

     The cost of revenues from refractive centers for the year ended December 31, 2007 was $126.8 million, an increase of $11.9 million (10%) from cost of revenues of $114.9 million for the year ended December 31, 2006. This increase was primarily attributable to an increase in procedures, which accounted for approximately $5.6 million in costs, and approximately $6.3 million of costs associated with higher-priced procedures and costs from centers acquired or opened within the past year. Gross margins for centers were 27.5% for the year ended December 31, 2007, down from 29.0% during the year ended December 31, 2006.
     The cost of revenues from doctor services for the year ended December 31, 2007 was $70.3 million, an increase of $3.6 million (5%) from cost of revenues of $66.7 million for the year ended December 31, 2006. This increase was spread across all business components of doctor services. Gross margins for doctor services were 27.6% for the year ended December 31, 2007, down from 28.5% during the year ended December 31, 2006.
     The cost of revenues from the Company’s mobile cataract segment for the year ended December 31, 2007 was $26.9 million, an increase of $2.3 million (9%) from cost of revenues of $24.6 million for the year ended December 31, 2006. This increase was consistent with the increase in revenues, which was due to higher cataract volume and a new product offering that the Company began selling at the end of 2006. Gross margins for the Company’s mobile cataract segment were 28.4%, down from 29.7% during the year ended December 31, 2006.
     The cost of revenues from refractive access segment for the year ended December 31, 2007 was $28.2 million, an increase of $0.5 million (2%) from cost of revenues of $27.7 million for the year ended December 31, 2006. This increase was primarily attributable to $3.7 million of higher costs primarily associated with higher priced procedures and new service offerings, offset in part by the decrease in access procedures that reduced cost of revenues by approximately $3.1 million. Gross margins for the refractive access segment decreased to 21.4% for the year ended December 31, 2007, from 25.0% in the prior year period.
     The cost of revenues from the Company’s “other” businesses, which manage cataract and secondary care centers, for the year ended December 31, 2007 was $15.1 million, an increase of $0.7 million (5%) from cost of revenues of $14.4 million for the year ended December 31, 2006. The increase was primarily due to increased costs of supplies at several of the Company’s ambulatory surgery centers in the current year due to volume growth. Gross margins increased to 35.8% during the year ended December 31, 2007 from 32.2% in the prior year.
     The cost of revenues from eye care for the year ended December 31, 2007 was $12.0 million, an increase of $0.6 million (5%) from cost of revenues of $11.4 million for the year ended December 31, 2006. The increase was primarily driven by increased costs associated with increased revenues at the Company’s optometric franchising segment, partially offset by a decrease due to the deconsolidation of OccuLogix. Gross margins increased to 54.7% during the year ended December 31, 2007 from 50.2% in the prior year period.
     General and administrative expenses increased to $34.8 million for the year ended December 31, 2007 from $34.5 million for the year ended December 31, 2006. The increase of $0.3 million during the period primarily included higher foreign exchange losses of $1.0 million and strategic restructuring related costs of $1.0 million. The increase was partially offset by a $1.8 million decrease from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006.
     Marketing expenses increased to $43.0 million for the year ended December 31, 2007 from $27.8 million for the year ended December 31, 2006. The $15.2 million (55%) increase was primarily due to significant increases in marketing spend in the Company’s refractive center segment, up $12.7 million (65%), as the Company increased spending as part of its direct-to-consumer marketing initiative.
     Research and development, clinical and regulatory expenses decreased to $0 for the year ended December 31, 2007 from $1.5 million for the year ended December 31, 2006. Research and development, clinical and regulatory expenses were incurred by OccuLogix as it conducted clinical trials related to its rheopheresis application to the FDA. The decrease was due to the deconsolidation of OccuLogix in the second quarter of 2006.
     Amortization expense decreased to $3.4 million for the year ended December 31, 2007 from $3.5 million for the year ended December 31, 2006. This decrease was primarily due to certain intangible assets that were fully amortized during the year ended December 31, 2006.
     During the year ended December 31, 2007, the Company recognized an impairment loss of $7.7 million associated with its ambulatory surgery centers. The impairment charge resulted in decreases to both other assets and goodwill. No such impairment was recorded during the year ended December 31, 2006. Refer to Note 9, “Goodwill,” in the Consolidated Financial Statements for more information.
     During the year ended December 31, 2007, the Company recorded a $0.9 million gain on the sale of 1.9 million shares of OccuLogix common stock compared to $1.4 million gain on the sale of 0.8 million shares of OccuLogix common stock in the prior year.
     Net other operating expenses increased to $2.8 million for the year ended December 31, 2007 from $0.9 million for the year ended December 31, 2006. For the year ended December 31, 2007, other operating expenses primarily included $1.4 million in center closing costs, $1.3 million in severance accruals and $0.2 million in losses from the sales of subsidiaries. These expenses were partially offset by miscellaneous income of $0.1 million. For the year ended December 31, 2006, other operating expenses primarily included $1.0 million of severance accruals, $0.3 million of net write-downs in the fair values of fixed assets and long-term liabilities and $0.2 million of center closing costs. These expenses were partially offset by a $0.3 million reimbursement received under a previous research and development arrangement and $0.3 million of gain on sales and issuances of subsidiary stock.
     Interest income decreased to $1.6 million for the year ended December 31, 2007 from $2.3 million for the year ended December 31, 2006. This $0.7 million decrease was primarily due to less cash on hand during the year ended December 30, 2007 versus the prior year.
     Interest expense increased to $5.8 million for the year ended December 30, 2007 from $1.5 million for the year ended December 31, 2006. This $4.3 million increase reflects the increase in the Company’s total outstanding debt, driven primarily by borrowings under our new credit facility entered into during June 2007.
     Minority interest expense increased to $8.9 million for the year ended December 31, 2007 from $6.5 million for the year ended December 31, 2006. This $2.4 million increase was primarily due to the Company not recognizing any minority interest for the AMD segment during the year ended December 31, 2007 due to the Company accounting for its investment in OccuLogix under the equity method, which began in the second quarter of 2006.
     Losses from equity investments were $12.4 million for the year ended December 31, 2007 as compared to $2.6 million for the year ended December 31, 2006. This $9.8 million increase was primarily due to an increase of $7.6 million in the loss from the AMD segment in the year ended December 31, 2007. The increase in AMD loss was due to the Company not accounting for its investment in OccuLogix under the equity method until the second quarter of 2006 and due to the poor operating results of OccuLogix during 2007.
     For the year ended December 31, 2007, the Company recognized an income tax expense of $8.5 million. This expense included $7.2 million expense related to an increase in valuation allowance against net deferred tax assets. For the year ended December 31, 2006, the Company recognized income tax benefit of $3.7 million.
     Losses from discontinued operations include the divestitures of two ambulatory surgery centers, which were formerly included in the Company’s doctor services business. The divestitures of these locations were completed during 2007 and resulted in losses from discontinued operations of $8.2 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively. Included in the losses from discontinued operations are goodwill impairment charges of $9.3 million and $4.1 million for the years ended December 31, 2007 and 2006, respectively. Loss from discontinued operations included net sales of approximately $3.6 million in 2007 and $4.0 million in 2006. Refer to the Discontinued Operations section of Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information.
     Net loss for the year ended December 31, 2007 increased to $43.5 million or ($0.74) per diluted share from net income of $11.5 million or $0.17 per diluted share for the year ended December 31, 2006. Excluding the impact of the AMD segment, net loss increased to $31.0 million or ($0.53) per diluted share for the year ended December 31, 2007 from net income of $18.7 million or $0.27 per diluted share for the prior year period.
YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005
     Total revenues for the year ended December 31, 2006 were $277.9 million, an increase of $22.4 million (9%) over revenues of $255.5 million for the year ended December 31, 2005. This increase was due to a $11.1 million (7%) increase in refractive center revenues, a $7.8 million (9%) increase in doctor services revenues and a $3.4 million (17%) increase in eye care revenues.
     Revenues from the refractive center segment for the year ended December 31, 2006 were $161.8 million, an increase of $11.1 million (7%) from revenues of $150.7 million for the year ended December 31, 2005. Refractive center revenues increased due to a combination of increases in procedures, which accounted for a $0.1 increase in revenues, and an increased mix of higher priced procedures, which accounted for a $11.0 million increase in revenues. For the year ended December 31, 2006, majority-owned refractive center procedures were approximately 101,000, representing a slight increase over 2005.
     Revenues from doctor services for the year ended December 31, 2006 were $93.2 million, an increase of $7.8 million (9%) from revenues of $85.4 million for the year ended December 31, 2005. This increase was primarily due to increases in the Company’s mobile cataract and “other” segments.
     Revenues from the Company’s mobile cataract segment for the year ended December 31, 2006 were $35.1 million, an increase of $3.4 million (10%) from revenues of $31.7 million for the year ended December 31, 2005. This increase was due to a higher average price and procedure growth.
     Revenues from the refractive access segment for the year ended December 31, 2006 were $36.9 million, an increase of $1.0 million (3%) from revenues of $35.9 million for the year ended December 31, 2005. The increase in access revenues was largely due to higher average pricing, which accounted for an increase in access revenues of approximately $3.3 million, partially offset by a decrease in access procedures, which accounted for a decrease in revenues of approximately $2.3 million. For the year ended December 31, 2006, the number of access procedures was approximately 65,900, a decrease of approximately 4,000 (6%) from access procedures of approximately 69,900 for the year ended December 31, 2005.
     Revenues from the Company’s “other” businesses, which manage cataract and secondary care centers, for the year ended December 31, 2006 were $21.2 million, an increase of $3.5 million (20%) from revenues of $17.7 million for the year ended December 31, 2005. This increase is primarily related to entities acquired during 2005.
     Revenues from eye care for the year ended December 31, 2006 were $22.9 million, an increase of $3.4 million (17%) from revenues of $19.5 million for the year ended December 31, 2005. This increase was primarily due to an increase in the Company’s optometric franchising segment and its continued growth in the number of franchisees that it serves. The increase was partially offset by a $1.8 million decrease from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006.
     Total cost of revenues (excluding amortization expense for all segments) for the year ended December 31, 2006 was $192.9 million, an increase of $14.3 million (8%) over the cost of revenues of $178.6 million for the year ended December 31, 2005. Primarily causing the increase in cost of revenues was an $8.0 million (7%) increase at refractive centers due to increased variable costs on higher procedure volume, and a $6.5 million (11%) increase from doctor services due primarily to higher costs associated with higher volume in the Company’s mobile cataract segment and “other” segments.
     The cost of revenues from refractive centers for the year ended December 31, 2006 was $114.9 million, an increase of $8.0 million (7%) from cost of revenues of $106.9 million for the year ended December 31, 2005. This increase was attributable to an increase in procedures, which accounted for approximately $0.1 million in costs, and approximately $7.9 million of additional costs associated with higher-priced procedures and costs from centers acquired or opened within the past year. Gross margins for centers were 29.0% for the year ended December 31, 2006, equal to margins for the year ended December 31, 2005.
     The cost of revenues from doctor services for the year ended December 31, 2006 was $66.7 million, an increase of $6.5 million (11%) from cost of revenues of $60.2 million for the year ended December 31, 2005. This increase was spread across all business components of doctor services. Gross margins for doctor services were 28.4% for the year ended December 31, 2006, down from 29.5% during the year ended December 31, 2005.
     The cost of revenues from the Company’s mobile cataract segment for the year ended December 31, 2006 was $24.6 million, an increase of $2.5 million (11%) from cost of revenues of $22.1 million for the year ended December 31, 2005. This increase was consistent with the increase in revenues, which was due to higher cataract volume and average price. Gross margins for the Company’s mobile cataract segment were 29.7%, down from 30.2% during the year ended December 31, 2005.
     The cost of revenues from refractive access segment for the year ended December 31, 2006 was $27.6 million, an increase of $1.0 million (4%) from cost of revenues of $26.6 million for the year ended December 31, 2005. This increase was attributable to $2.7 million of higher costs primarily associated with higher priced procedures, offset in part by the decrease in access procedures that reduced cost of revenues by approximately $1.7 million. Gross margins for the refractive access segment decreased to 25.0% for the year ended December 31, 2006, from 26.1% in the prior year period.

     The cost of revenues from the Company’s “other” businesses, which manage cataract and secondary care centers, for the year ended December 31, 2006 was $14.4 million, an increase of $2.9 million (25%) from cost of revenues of $11.5 million for the year ended December 31, 2005. The increase was primarily due to increased volume driven by acquisitions made during 2005. Gross margins decreased to 32.2% during the year ended December 31, 2006 from 35.3% in the prior year.
     The cost of revenues from eye care for the year ended December 31, 2006, was $11.4 million, a decrease of $0.1 million (1%) from cost of revenues of $11.5 million for the year ended December 31, 2005. The decrease was primarily due to the deconsolidation of OccuLogix, Inc. during 2006. Gross margins increased to 50.2% during the year ended December 31, 2006 from 40.9% in the prior year period.
     General and administrative expenses decreased to $34.5 million for the year ended December 31, 2006 from $36.5 million for the year ended December 31, 2005. The decrease of $2.0 million or 5% during the period included a $7.1 million decrease from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006. This decrease was partially offset by a $1.9 million increase from businesses acquired or opened within the past year, $0.8 million of additional stock-based compensation, excluding the AMD segment, $1.2 million of additional professional fees and $1.1 million of additional depreciation expense.
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
     Other operating expenses, net increased to $0.9 million for the year ended December 31, 2006 from $0.8 million for the year ended December 31, 2005. For the year ended December 31, 2006, other operating expenses primarily included $1.0 million of severance accruals, $0.3 million of net write-downs in the fair values of fixed assets and long-term liabilities and $0.2 million of center closing costs. These expenses were partially offset by a $0.3 million reimbursement received under a previous research and development arrangement and $0.3 million of gain on sales and issuances of subsidiary stock. For the year ended December 31, 2005, other operating expenses, net primarily included $1.0 million of center closing costs and $0.9 million of net write-downs of the fair values of intangibles and long-term liabilities partially offset by $0.4 million of miscellaneous income, a $0.3 million gain on the sale of a subsidiary and a $0.3 million reimbursement received under a previous research and development arrangement.
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
     Minority interest expense increased to $6.5 million for the year ended December 31, 2006 from $0.7 million for the year ended December 31, 2005. This $5.8 million increase included a $4.3 million increase from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006. The remaining increase was primarily due to a $1.2 million increase from the Company’s optometric franchising segment due to increased profitability.
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
     For the year ended December 31, 2006, the Company recognized an income tax benefit of $3.7 million. This benefit included a

$0.9 million benefit related to prior periods for a change in estimate based on the results of a comprehensive IRC Section 382 study that was completed during the second quarter of 2006. It also includes a $5.3 million reversal of deferred tax valuation allowances and a $1.5 million benefit from an interest expense deduction analysis completed during the fourth quarter of 2006. For the year ended December 31, 2005, the Company recognized income tax expense of $6.0 million.
     Losses from discontinued operations includes the operating results for divestiture of two ambulatory surgery centers that were divested in 2007 and formerly included in the Company’s doctor services business. Losses from discontinued operations for these two locations for the years ended December 31, 2006 were of $2.1 million and income from discontinued operations for the year ended December 31, 2005 were $1.0 million. Included in the 2006 loss from discontinued operations is a goodwill impairment charge of $4.1 million. Results from discontinued operations included net sales of approximately $4.0 million in 2006 and $4.5 million in 2005. Refer to the Discontinued Operations section of Note 2, “Summary of Significant Accounting Policies,” in the Consolidated Financial Statements for more information.
     Net income for the year ended December 31, 2006 increased to $11.5 million or $0.17 per diluted share from $8.1 million or $0.11 per diluted share for the year ended December 31, 2005. This increase includes a $9.7 million change in income taxes as previously discussed. Excluding the impact of the AMD segment, net income increased to $18.7 million or $0.27 per diluted share for the year ended December 31, 2006 from $16.0 million or $0.22 per diluted share for the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
     During the year ended December 31, 2007, the Company continued to focus its activities primarily on increasing procedure volumes through internal growth and controlling operating costs. Cash, cash equivalents and short-term investments were $12.9 million at December 31, 2007 compared to $40.5 million at December 31, 2006. The decrease in cash was primarily due to $32.6 million of cash on hand being utilized to repurchase 20.0 million of the Company’s outstanding common shares, capital expenditures, repayments of debt, earn-out payments and distributions to minority interests. Working capital at December 31, 2007 decreased to ($11.1) million from $40.0 million at December 31, 2006. This decrease was primarily due to the previously mentioned $27.6 million decrease in cash and short-term investment related balances, a $7.2 million decrease in deferred tax assets, a $4.9 million increase in accounts payable, and a $7.9 million increase in accruals.
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
     During the year ended December 31, 2007, the Company invested $13.3 million in fixed assets and received vendor financing for an additional $8.5 million, primarily Intralase and new equipment related to the growth of the mobile cataract business.
     As new technologies emerge in the refractive market, the Company may need to upgrade its equipment, including excimer and femtosecond lasers. The Company has access to vendor and third-party financing at fixed interest rates as well as borrowing capacity under its revolving credit facility, and expects to continue to have access to these financing options for at least the next 12 months.
     During June 2007, the Company entered into the New Credit Facility, a $110.0 million credit facility. The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of December 31, 2007, $82.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of December 31, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
     The New Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement. Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at December 31, 2007 was 1.50% for prime rate borrowings and 2.50% for LIBOR rate borrowings. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $2.0 million were incurred and recorded in other assets as deferred financing costs, and will be amortized over the life of the facility.

     Subsequent to year-end, the Company amended its New Credit Facility in order to obtain more favorable debt covenants. As a result of this amendment, interest on the New Credit Facility increased and the Company incurred additional creditor and legal costs. Refer to Note 27 in our consolidated financial statements, “Subsequent Events,” for further details regarding the amended New Credit Facility.
     As of December 31, 2007, the Company had contractual obligations relating to long-term debt, operating leases for rental of office space, inventory purchases and marketing contracts requiring future minimum payments aggregating to $159.2 million. Future minimum payments are as follows:

	PAYMENTS DUE BY PERIOD
		LESS		MORE
		THAN 1	1 TO 3	THAN 3
CONTRACTUAL OBLIGATIONS	TOTAL	YEAR	YEARS	YEARS
Long-term debt	$110,149	$11,732	$9,466	$88,951
Operating leases	32,423	7,914	12,930	11,579
Inventory purchases	14,600	7,300	7,300	—
Marketing contracts	2,000	2,000	—	—

Total	$159,172	$28,946	$29,696	$100,530

     In November 2003, the Company obtained a $15 million line of credit from GE Healthcare Financial Services. This loan was secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and a general lien on most other U.S. assets. As of December 31, 2006, the Company did not have any borrowings drawn under the line of credit and had an available unused line of $15 million. The line of credit available from GE Healthcare Financial Services was subsequently replaced by the Company’s New Credit Facility entered into during June 2007.
     During June 2007, the Company repurchased and cancelled 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.6 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand and the $85 million proceeds under the Company’s New Credit Facility.
     On April 11, 2006, the Company sold 0.8 million shares of OccuLogix common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned approximately 49% of OccuLogix. Due to the insignificance of the results of operations of OccuLogix from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix effective April 1, 2006 and has accounted for its investment in OccuLogix under the equity method since that date. The Company owned approximately 33% of OccuLogix’s outstanding common stock as of December 31, 2007 due primarily to the additional sale of OccuLogix shares since April 2006.
     The Company estimates that existing cash balances and short-term investments, together with funds expected to be generated from operations and credit facilities, will be sufficient to fund the Company’s anticipated level of operations and expansion plans for the next 12 months.
CASH FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $31.3 million for the year ended December 31, 2007. The cash flows provided by operating activities during the year ended December 31, 2007 were primarily due to net loss of $43.5 million plus non-cash items including depreciation and amortization of $18.9 million, impairment of goodwill and other assets of $17.0 million, losses from equity investments of $12.4 million, minority interest expense of $9.4 million, decrease in deferred taxes of $7.2 million, compensation expense of $1.1 million, and a decrease in net operating assets of $9.3 million. The decrease in net operating assets included a $9.2 million increase in accounts payable and accrued liabilities due primarily to increased inventory purchases and better management of vendor payments. These cash flows provided by operating activities were partially offset by a $0.9 million gain on the sale of OccuLogix stock.
CASH FROM INVESTING ACTIVITIES
     Net cash generated in investing activities was $1.2 million for the year ended December 31, 2007. The cash used in investing activities included capital expenditures of $13.3 million, acquisitions and investments of $4.8 million and purchases of short-term investments of $5.8 million. These cash outflows were more than offset by $17.4 million of proceeds from the sale of short-term investments, distributions and loan payments received from equity investments of $2.8 million, proceeds from the sales of fixed assets of $1.1 million, proceeds from divestitures of investments and subsidiaries of $1.6 million and proceeds from the sale of OccuLogix stock of $2.0 million.
CASH FROM FINANCING ACTIVITIES
     Net cash used in financing activities was $48.5 million for the year ended December 31, 2007. Net cash used during the year ended December 31, 2007 was primarily related to the repurchase of 20 million of the Company’s common shares for $117.6 million, repayment of certain notes payable and capitalized lease obligations of $12.0 million, distributions to minority interests of $9.5 million and capitalized debt costs of $2.0 million, partially offset by proceeds from debt financing of $89.7 million and issuances of common shares of $2.8 million.
NEW ACCOUNTING PRONOUNCEMENTS
     For a discussion on prospective accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies,” in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this report.
RECENT DEVELOPMENTS
     For a discussion on recent developments, see Note 26, “Subsequent Events,” in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These interest rate exposures primarily relate to having short-term investments earning short-term interest rates and to having variable rate debt. The Company views its investment in foreign subsidiaries as long-term commitments and does not hedge any translation exposure.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RESPONSIBILITY FOR FINANCIAL STATEMENTS
     The accompanying consolidated financial statements of TLC Vision Corporation have been prepared by management in conformity with accounting principles generally accepted in the United States. The significant accounting policies have been set out in Note 2 in the consolidated financial statements. These statements are presented on the accrual basis of accounting. Accordingly, a precise determination of many assets and liabilities is dependent upon future events. Therefore, estimates and approximations have been made using careful judgment. Recognizing that the Company is responsible for both the integrity and objectivity of the financial statements, management is satisfied that these financial statements have been prepared within reasonable limits of materiality under United States generally accepted accounting principles.
     During the year ended December 31, 2007, the Board of Directors had an Audit Committee consisting of four non-management directors. The committee met with management and the auditors to review any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the report of independent registered public accounting firm prior to the submission of the financial statements to the Board of Directors for final approval.
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
We have audited the accompanying consolidated balance sheets of TLC Vision Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TLC Vision Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for depreciation and stock-based compensation effective January 1, 2006. Also as discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TLC Vision Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 12, 2008

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Revenues:
Refractive centers	$174,816	$161,822	$150,709
Doctor services	97,087	93,171	85,373
Eye care	26,511	22,860	19,465

Total revenues	298,414	277,853	255,547

Cost of revenues (excluding amortization expense shown below):
Refractive centers	126,804	114,883	106,895
Doctor services	70,281	66,662	60,178
Eye care	11,999	11,392	11,499

Total cost of revenues (excluding amortization expense shown below)	209,084	192,937	178,572

Gross profit	89,330	84,916	76,975

General and administrative	34,819	34,476	36,458
Marketing and sales	42,979	27,791	21,714
Research and development, clinical and regulatory	—	1,475	5,250
Amortization of intangibles	3,398	3,451	4,006
Impairment of goodwill and other assets	7,659	—	—
Other expenses, net	2,753	874	769

	91,608	68,067	68,197

Operating (loss) income from continuing operations	(2,278)	16,849	8,778

Gain on sale of OccuLogix, Inc. stock	899	1,450	—
Interest income	1,621	2,330	4,280
Interest expense	(5,778)	(1,455)	(1,710)
Minority interests	(8,921)	(6,513)	(677)
(Loss) earnings from equity investments	(12,367)	(2,636)	2,545

(Loss) income from continuing operations before income taxes	(26,824)	10,025	13,216
Income tax (expense) benefit	(8,476)	3,655	(6,047)

(Loss) income from continuing operations	(35,300)	13,680	7,169
(Loss) income from discontinued operations, net of tax	(8,214)	(2,161)	950

Net (loss) income	$(43,514)	$11,519	$8,119

(Loss) earnings per share — basic	$(0.74)	$0.17	$0.12

(Loss) earnings per share — diluted	$(0.74)	$0.17	$0.11

Weighted-average number of common shares outstanding — basic	59,139	68,907	69,721

Weighted-average number of common shares outstanding — diluted	59,139	69,580	71,380

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,925	$28,917
Short-term investments	—	11,575
Accounts receivable, net	18,076	19,315
Deferred tax asset	—	7,153
Prepaid expenses, inventory and other	14,882	13,911

Total current assets	45,883	80,871

Restricted cash	1,101	1,035
Investments and other assets, net	17,524	38,857
Goodwill	94,346	96,148
Other intangible assets, net	17,020	20,503
Fixed assets, net	61,936	56,888

Total assets	$237,810	$294,302

LIABILITIES
Current liabilities:
Accounts payable	$17,177	$12,314
Accrued liabilities	28,115	20,231
Current maturities of long-term debt	11,732	8,311

Total current liabilities	57,024	40,856

Other long-term liabilities	5,023	4,442
Long-term debt, less current maturities	98,417	15,122
Minority interests	15,224	14,583

Total liabilities	175,688	75,003

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	337,473	450,133
Option and warrant equity	837	1,806
Accumulated other comprehensive loss	(784)	—
Accumulated deficit	(275,404)	(232,640)

Total stockholders’ equity	62,122	219,299

Total liabilities and stockholders’ equity	$237,810	$294,302

See notes to consolidated financial statements.
Approved on behalf of the Board:

/s/ JAMES C. WACHTMAN	/s/ WARREN S. RUSTAND
James C. Wachtman, Director	Warren S. Rustand, Director

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net (loss) income	$(43,514)	$11,519	$8,119
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,859	16,392	16,353
Reimbursements of investments in research and development arrangements	—	(300)	(300)
Deferred taxes	7,172	(5,241)	5,067
Minority interests	9,423	7,022	1,343
Gain on sales and issuances of subsidiary stock	(899)	(1,799)	—
Loss (gain) on sales of subsidiaries	233	—	(319)
Loss from equity investments	12,367	2,636	(2,545)
(Gain) loss on sales and disposals of fixed assets	(11)	140	(92)
Non-cash compensation expense	1,115	1,444	1,438
Write-down of OccuLogix inventory	—	1,625	1,982
Adjustments to the fair values of long-lived assets and liabilities	—	294	888
Impairment of goodwill and other assets	16,950	4,087	—
Other	275	84	182
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	392	632	(2,956)
Prepaid expenses, inventory and other current assets	(280)	(3,165)	(3,873)
Accounts payable and accrued liabilities	9,248	(1,882)	(2,761)

Cash from operating activities	31,330	33,488	22,526

INVESTING ACTIVITIES
Purchases of fixed assets	(13,279)	(11,493)	(8,321)
Proceeds from sales of fixed assets	1,114	681	1,779
Proceeds from divestitures of investments and subsidiaries, net	1,619	—	3,430
Proceeds from sale of OccuLogix, Inc. stock, net	2,000	2,456	—
Distributions and loan payments received from equity investments	2,846	3,613	3,039
Reimbursements from research and development arrangements	—	300	300
Acquisitions and equity investments	(4,815)	(7,839)	(67,573)
OccuLogix, Inc. cash balance at time of deconsolidation	—	(14,814)	—
Proceeds from sales of short-term investments	17,375	10,325	129,750
Purchases of short-term investments	(5,800)	(5,425)	(57,095)
Other	123	(12)	13

Cash from investing activities	1,183	(22,208)	5,322

FINANCING ACTIVITIES
Restricted cash movement	(66)	(60)	(43)
Proceeds from debt financing	89,717	441	1,992
Principal payments of debt financing and capital leases	(11,998)	(6,479)	(9,504)
Capitalized debt costs	(1,960)	—	—
Distributions to minority interests	(9,454)	(9,197)	(8,440)
Purchases of treasury stock	(117,569)	—	(15,868)
Proceeds from issuances of OccuLogix, Inc. stock, net and cash acquired upon consolidation	—	233	329
Proceeds from issuances of common stock	2,825	970	1,980

Cash from financing activities	(48,505)	(14,092)	(29,554)

Net decrease in cash and cash equivalents during the period	(15,992)	(2,812)	(1,706)
Cash and cash equivalents, beginning of period	28,917	31,729	33,435

Cash and cash equivalents, end of period	$12,925	$28,917	$31,729

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			OPTION			ACCUMULATED
			AND			OTHER
	COMMON STOCK		WARRANT	TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	EQUITY	SHARES	AMOUNT	LOSS	DEFICIT	TOTAL
Balance December 31, 2004	70,086	$458,959	$2,872	—	$—	$—	$(252,278)	$209,553

Shares issued as part of the employee share purchase plan and 401(k) plan	63	486						486
Exercise of stock options	709	2,935	(1,003)					1,932
Options expired or forfeited		8	(8)					—
Escrow shares returned to the Company	(171)							—
Purchases of treasury stock				(2,000)	(15,868)			(15,868)
Retirement of treasury stock	(2,000)	(15,868)		2,000	15,868			—
Value of shares issued upon meeting certain earnings criteria		181						181
Shares issued as part of acquisition	4	24						24
Reversal of deferred tax asset valuation allowance for excess stock-based compensation tax deductions		3,116						3,116
Stock based compensation		600						600
Changes in subsidiaries’ stockholders’ equity		262						262
Net income							8,119	8,119

Balance December 31, 2005	68,691	$450,703	$1,861	—	$—	$—	$(244,159)	$208,405

Shares issued as part of the employee share purchase plan and 401(k) plan	142	740						740
Exercise of stock options	258	647	(50)					597
Options expired or forfeited		5	(5)					—
Adjustment of utilized net operating loss carry forwards		(3,116)						(3,116)
Stock based compensation		983						983
Changes in subsidiaries’ stockholders’ equity		171						171
Net income							11,519	11,519

Balance December 31, 2006	69,091	$450,133	$1,806	—	$—	$—	$(232,640)	$219,299

Shares issued as part of the employee share purchase plan and 401(k) plan	70	264						264
Exercise of stock options	979	3,222	(661)					2,561
Options expired or forfeited		308	(308)					—
Stock based compensation		1,115						1,115
Purchase of treasury stock				20,000	(117,569)			(117,569)
Retirement of treasury stock	(20,000)	(117,569)		(20,000)	117,569			—
Adjustment related to adoption of FIN 48 (see note 18)							750	750
Comprehensive loss
Deferred hedge loss						(784)		(784)
Net loss							(43,514)	(43,514)

Balance December 31, 2007	50,140	$337,473	$837	—	$—	$(784)	$(275,404)	$62,122

See notes to consolidated financial statements.

TLC VISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
1. NATURE OF OPERATIONS
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improving vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. In its doctor services segment, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care segment, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc. (“OccuLogix”), a company pursuing treatments for selected eye diseases.
     In 2002, the Company formed a joint venture with OccuLogix, Inc. (formerly Vascular Sciences Corporation) to create a partnership focused on specific eye diseases including dry age-related macular degeneration (“AMD”), glaucoma and dry-eye. As a result of various equity transactions including the initial public offering of OccuLogix, Inc. (“OccuLogix”) during 2004, the Company began including the results of operations of OccuLogix in its consolidated statement of operations beginning in December 2004. In April 2006, TLCVision sold 0.8 million shares of its OccuLogix common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned less than 50% of OccuLogix. Effective April 1, 2006, the Company deconsolidated OccuLogix and began accounting for its investment in OccuLogix under the equity method. At December 31, 2007, the Company owned 18.8 million shares or 33% of OccuLogix’s common stock.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these components are accounted for as discontinued operations in the consolidated financial statements for the years presented herein.
     Summarized, combined condensed statements of income for discontinued operations:

	2007	2006	2005
Total revenues	$3,535	$3,973	$4,478
Gross profit	1,739	1,861	2,325
Impairment of goodwill	9,291	4,087	—
Operating (loss) income	(7,796)	(2,405)	2,253

(Loss) income from discontinued operations before income taxes	(8,214)	(2,914)	1,560
Income tax benefit (expense)	—	753	(610)

(Loss) income from discontinued operations, net of tax	$(8,214)	$(2,161)	$950

     Summarized, combined balance sheets for discontinued operations:

2006

Current assets	$1,751
Non-current assets	10,354

Total assets	$12,105

Current liabilities	$64
Non-current liabilities	305

Total liabilities	$369
     The above summarized, combined balance sheet for discontinued operations include $10.1 million of goodwill and intangibles.
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
Short-Term Investments
     During the year-ended December 31, 2007, the Company utilized all of its short-term investments to partially fund a repurchase of 20 million shares its common stock (see Note 15, “Share Repurchase”). As of December 31, 2006, short-term investments included auction rate securities, which were available to support the Company’s current operations. These investments were classified as available-for-sale securities and were recorded at fair value. There were no unrealized gains or losses associated with these auction rate securities due to the short time period between interest rate reset dates. All of the auction rate securities had contractual maturities of more than five years.
Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.
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
Fixed Assets
     Fixed assets are recorded at cost or the present value of future minimum lease payments for assets accounted for as a capital lease. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on the straight-line basis and at rates intended to represent the assets productive lives as follows:

Buildings	- 40 years
Computer equipment and software	- three to four years
Furniture, fixtures and equipment	- seven years
Laser and medical equipment	- five to seven years
Leasehold improvements	- shorter of useful life or initial term of the lease
Vehicles and other	- five years

     Prior to January 1, 2006, the Company recorded depreciation using the 25% declining balance method for certain fixed asset categories (see Note 3, “Accounting Changes”).
Goodwill
     The Company tests for impairment at least annually, on November 30, and more frequently if changes in circumstances or events indicate that it is more likely than not that impairment has occurred.
Other Intangible Assets
     Other intangible assets consist primarily of practice management agreements (“PMAs”), deferred contract rights, and trade names. PMAs represent the cost of obtaining the exclusive right to manage eye care centers and secondary care centers in affiliation with the related physician group during the term of the respective agreements. Deferred contract rights represent the value of contracts with affiliated doctors to provide basic access and service. Trade names represent the value associated with the name of an entity that was acquired by the Company. All identifiable intangibles with a finite life are amortized using the straight-line method over the respective estimated useful lives.
Long-Lived Assets
     The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset group may not be recoverable.
Medical Malpractice Accruals
     To mitigate a portion of the risk associated with medical malpractice lawsuits, the Company maintains insurance for individual malpractice claims with a deductible of $250,000 per claim. The Company and its insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company records reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settled claims is higher than the Company’s historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.
Revenue Recognition
     The Company’s refractive centers currently employ different pricing and patient acquisition strategies depending upon the market. All are based upon the same pricing methodology, which begins with an entry level price and has logical, technology based upgrades. Pricing is generally inclusive of all follow up visits and the TLC Lifetime Commitment, although à la carte pricing options are available in certain centers.
     The Company recognizes refractive revenues when the procedure is performed. Revenue from refractive centers represents the amount charged to patients for a laser vision correction procedure, net of discounts, contractual adjustments in certain regions and amounts collected as an agent of co-managing doctors.
     Revenue from doctor services represents the amount charged to the customer/surgeon for access to equipment and technical support based on use, as well as management fees from cataract and secondary care practices. The Company’s eye care segment revenue principally includes optometric franchising services. Revenues from these services are recognized as the service is rendered or when the procedure is performed.
     We offer a portion of our patients at our value-priced centers extended lifetime warranties, i.e. the TLC Lifetime Commitment. Under applicable accounting rules, 100% of revenues from the sale of the lifetime warranty are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred.
     When incurred, the Company records sales tax on a net basis.
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
Foreign Currency Exchange
     The functional currency of the Company’s Canadian operations is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in Canadian dollars and remeasured into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenues and expenses are remeasured into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net (loss) income.
Earnings Per Share
     Basic earnings per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options to purchase common shares were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.
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
Reclassifications
     Certain reclassifications of prior years’ presentations have been made to conform to the 2007 presentation.
Prospective Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements.  The Company will be required to adopt SFAS No. 157 as of January 1, 2008.  The Company is currently evaluating the impact of SFAS No. 157 and has not yet determined the impact on its financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement will significantly change the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 160 will become effective for fiscal years beginning on or after December 15, 2008. The Company will adopt this Statement as of January 1, 2009. Management anticipates at this time that SFAS No. 160 may have a significant impact on the financial accounting and presentation for the Company’s various minority interests. However, management cannot yet determine the magnitude of such impact.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” which will become effective for companies during the first annual reporting period beginning on or after December 15, 2008. This Statement replaces SFAS No. 141, “Business Combinations.” In comparison to current practice in U.S. generally accepted accounting principles, the most significant changes to business combination accounting pursuant to SFAS No. 141 (R) include requirements to:
•	Recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity.

•	Measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date.

•	Recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.

•	Expense, as incurred, acquisition-related costs.

•	Capitalize acquisition-related restructuring costs under limited circumstances.
     The Company will be required to adopt SFAS No. 141(R) as of January 1, 2009 for future acquisitions.
3. ACCOUNTING CHANGES
Segment Reporting
     Beginning in 2007, the Company reorganized its reporting segments to provide enhanced transparency of its operational results. The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. Effective January 1, 2007, the Company has three lines of business and six reportable segments including “Other”. Prior year amounts included herein have been reclassified to conform to the current year presentation. Refer to Note 22, “Segment Information,” for further details.
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
Stock-based Compensation

     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” (“Statement 123(R)”) effective January 1, 2006, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values on the date of grant. Under Statement 123(R), pro forma disclosure is no longer permitted.
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123(R) using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated to recognize compensation expense under the provisions of Statement 123(R). Under this method, in addition to reflecting compensation expense for new stock-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows and operating cash outflows.
     The following table illustrates the effect on net income and earnings per share as if Statement 123(R) had been applied to all outstanding awards for the year ended December 31, 2005:

YEAR ENDED
DECEMBER 31, 2005
Net income, as reported	$8,119
Add stock-based employee compensation cost included in reported net income	—
Add OccuLogix’s stock-based employee compensation cost included in reported net income, net of minority interests	29
Less stock-based employee compensation cost determined under fair value based method for all awards, net of related tax effects	(3,140)
Less OccuLogix’s stock-based employee compensation cost determined under fair value based method for all awards, net of minority interests	(3,348)

Pro forma net income	$1,660

Pro forma earnings per share — basic	$0.02

Pro forma earnings per share — diluted	$0.02

     In December 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options with an exercise price per share of $8.75 or higher. In accordance with SFAS No. 123, the Company recognized the remaining balance of unrecognized compensation cost for the affected options at the time of modification in the pro forma disclosures.
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
4. ACQUISITIONS AND DISPOSITIONS
     The Company’s strategy includes periodic acquisitions of, or investments in entities that operate within its chosen markets. During 2007 and 2006, the Company paid a total of approximately $4.8 million and $7.8 million, respectively, to acquire or invest in several entities, none of which was individually material. Of the 2007 investment amount, approximately $2.8 million related to cash paid for the first year earn-out of the 2005 TruVision acquisition, which has been included in the purchase price allocation.
     On May 30, 2007, the Company entered into an agreement with JEGC OCC Corp (the “Purchaser”) for the sale of all of its common shares of OccuLogix. The agreement provided for a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix’s common stock for $2.0 million and recorded a gain of $0.9 million. Immediately following the sale of stock, the Company owned approximately 33% of OccuLogix’s outstanding stock. The Company agreed to sell the remaining shares subject to certain conditions, including financing by the Purchaser. As of December 31, 2007, the Purchaser had not been able to complete the purchase of the Company’s remaining 18.8 million common shares of OccuLogix. The Purchaser retains a non-exclusive right to purchase the shares under the agreement, which remains in effect subject to both parties’ rights to terminate the agreement.

     On April 11, 2006, the Company sold 0.8 million shares of OccuLogix common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned approximately 49% of OccuLogix outstanding stock. Due to the insignificance of the results of operations of OccuLogix from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix effective April 1, 2006 and has accounted for its investment in OccuLogix under the equity method since that date (see Note 8, “Investments and Other Assets”).
5. RESTRICTED CASH
     The Company had $1.1 million and $1.0 million of restricted cash as of December 31, 2007 and 2006, respectively, to guarantee outstanding bank letters of credit for leases and litigation.
6. ACCOUNTS RECEIVABLE
     Accounts receivable, net of allowances, consist of the following:

	DECEMBER 31,
	2007	2006
Refractive centers	$848	$930
Doctor services
Refractive access	3,631	5,038
Mobile cataract	4,083	5,034
Other	3,315	3,050
Eye care
Optometric franchising	4,312	3,903

	16,189	17,955
Other corporate receivables	1,887	1,360

	$18,076	$19,315

     The Company is exposed to credit risk on accounts receivable from its various customers:
•	Refractive centers accounts receivable are due principally from open-access surgeons who utilize the Company’s facilities and staff on a per-use basis (pursuant to their contractual agreement). While the Company offers consumer financing options for LASIK surgery, the credit risk is borne by the Company’s third-party providers who perform an independent credit evaluation on each potential patient before extending credit.

•	Doctor services accounts receivable are generally due from surgeon and medical facility partners who contract with the Company to use its mobile technology platform.

•	Eye care accounts receivable represent fees due from franchisees pursuant to their franchise agreements.
In order to reduce its credit risk, the Company has adopted credit policies, which include the review of credit limits, and maintains an active collections process. As of December 31, 2007 and 2006, the Company had reserves for doubtful accounts and contractual allowances of $2.0 million and $2.4 million, respectively. The Company does not have a significant exposure to any individual customer.
7. PREPAID EXPENSES, INVENTORY AND OTHER CURRENT ASSETS
     Prepaid expenses, inventory and other current assets consist of the following:

	DECEMBER 31,
	2007	2006
Prepaid expenses	$3,758	$4,601
Inventory	8,986	6,916
Other current assets	2,138	2,394

	$14,882	$13,911

8. INVESTMENTS AND OTHER ASSETS
     Investments and other assets, net of allowances, consist of the following:

	DECEMBER 31,
	2007	2006
Equity method investments	$7,022	$29,944
Cost method investments	3,625	3,625
Long-term receivables	4,071	4,085
Capitalized debt costs	1,785	—
Other	1,021	1,203

	$17,524	$38,857

     Equity method investments as of December 31, 2007 and 2006 primarily include the following:

	INVESTMENT % AT
	DECEMBER 31,
	2007	2006
OccuLogix, Inc.	33%	41%
LECC	30	30
Liberty ASC	49	49
Rockland ASC	38	38
Eastern Oregon Regional Surgery Center	49	49
Summit Ambulatory Surgical Center LLP	24	25
TLC Oklahoma Doctors LLC	25	25
TLC Northwest Ohio LLC	25%	25%
     As of December 31, 2007 and 2006 the Company’s equity investment in OccuLogix totaled $0 and $14.4 million, respectively. As of December 31, 2007, the Company owned approximately 33%, or 18.8 million shares, of OccuLogix, Inc.’s issued and outstanding common stock with a fair market value of $1.5 million based on the year-end closing price of OccuLogix’s common stock.
     Since April 1, 2006, the Company has accounted for the results of OccuLogix under the equity method. During the year and nine months ended December 31, 2007 and 2006, respectively, OccuLogix reported the following:

	YEAR ENDED	NINE MONTHS ENDED
	DECEMBER 31, 2007	DECEMBER 31, 2006
Net sales	$91	$174
Gross loss	(2,307)	(1,705)
Net loss from continuing operations	(32,710)	(74,929)
Net loss from discontinued operations	(35,429)	(1,542)
Net loss	$(68,139)	$(76,471)
     Because the Company accounted for its original investment in OccuLogix at historical cost, the Company must eliminate certain items when it recognizes equity earnings (losses) from OccuLogix. For the year ended December 31, 2007, the Company recognized $13.4 million of equity losses from OccuLogix.
     During the quarter ended December 31, 2007, OccuLogix suspended indefinitely its RHEO System clinical development program in dry age-related macular degeneration, and sold its SOLX subsidiary. In addition, it announced its intent to significantly reduce headcount and to explore a full range of strategic alternatives to maximize shareholder value. These actions resulted in OccuLogix recording significant charges, including an impairment of assets. TLC Vision recorded its share of the impairment charges as an increase in losses from equity investments and recorded its portion of the other charges to the extent of its ownership.
     Under APB 18, “The Equity Method of Accounting for Investments in Common Stock,” an investor’s share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method. The investor ordinarily should discontinue applying the equity method when the investment is reduced to zero, and should not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor should resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended. As the Company’s investment in OccuLogix reached $0 as of December 31, 2007, resulting from continual losses incurred by OccuLogix, the Company has suspended use of equity method accounting for OccuLogix.

     OccuLogix’s history of losses and financial condition raise substantial doubt about its ability to continue as a going concern.
9. GOODWILL
     The Company’s goodwill amount by reporting segment is as follows:

		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
December 31, 2005	49,656	16,124	9,807	17,710	6,105	99,402
Impairment	—	—	—	(4,087)	—	(4,087)
Reversal of deferred tax asset valuation allowance	—	(4,929)	—	—	—	(4,929)
Acquired during the period	4,091	—	999	672	—	5,762

December 31, 2006	$53,747	$11,195	$10,806	$14,295	$6,105	$96,148

Impairment	—	—	—	(9,636)	—	(9,636)
Acquired during the period	8,521	—	338	—	—	8,859
Disposals and other during the period	(193)	—	(93)	(739)	—	(1,025)

December 31, 2007	$62,075	$11,195	$11,051	$3,920	$6,105	$94,346

     2007 Goodwill Impairment
     During the quarter ended September 30, 2007, management explored the disposition of investments in its remaining seven stand-alone ambulatory surgical centers (ASCs). After discussions with interested strategic and financial buyers, the Company received several expressions of interest and was in advanced discussions with several third parties. One location was sold pursuant to these discussions during the quarter ended December 31, 2007, and discussions involving several additional properties are ongoing. Management is continuing to explore possible divestitures of the remaining ASCs during 2008.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” management concluded that a triggering event had occurred that required an impairment charge to be recorded at September 30, 2007. Due to the triggering event, management measured the impairment loss and recorded a $12.4 million charge to goodwill during the quarter ended September 30, 2007, which was an estimate based on the fair market value expressed by the interested parties for the ambulatory surgical centers taken as a whole using the information available at that time.
     During the quarter ended December 31, 2007, management completed its annual internal forecasting process, which allowed management to calculate implied fair values for each individual majority and minority owned ASC. Prior to the completion of the internal forecast, such fair value detail at the individual ASC locations was not available.
     The implied fair values, calculated using methodologies described under SFAS No. 142, indicated that the entire stand-alone ASC was impaired an additional $4.6 million, raising the total impairment charge for the year ended December 31, 2007, to $17.0 million. Management also concluded that the $17.0 million impairment charge should not only be applied against goodwill balances of the majority owned ASCs, but should also be applied against the Company’s investment balances, included in other assets, for minority owned ASCs. Such determination was not possible at September 30, 2007 as fair value information at the individual ASC location level was not available. As a result, management has applied $9.6 million of the total impairment charge to goodwill, $9.3 million of which is included in discontinued operations for the ASCs that were disposed of, and $7.4 million to other assets, to reflect the nature of the impairment.
     In accordance with the SFAS No. 144, the potential sale of the remaining stand-alone ASCs do not meet the “held for sale” criteria necessary for discontinued operation treatment. As a result, the Company considers the remaining assets held for use, and has reported the results of operations accordingly for the year ended December 31, 2007. Treatment of these potential dispositions will continue to be evaluated by management.
     2007 Acquired Goodwill
     The Company’s strategy includes periodic acquisitions of, or investments in entities that operate within its chosen markets. During year ended December 31, 2007, the Company acquired or invested in several entities resulting in approximately $8.9 million of acquired goodwill. A portion of this amount related to the accrual for the earn-out of the 2005 acquisition of TruVision, which has been included in the purchase price allocation.

     2006 Goodwill Impairment
     During the year ended December 31, 2006, the Company recognized an impairment loss of $4.1 million associated with an ambulatory surgery center since the carrying amount of the reporting unit was greater than the fair value of the reporting unit as determined using the expected present value of future cash flows. This center was sold in 2007 and is presented as discontinued operations in the accompanying consolidated statements of operations.
10. OTHER INTANGIBLE ASSETS
     The Company’s other intangible assets consist of practice management agreements (“PMAs”), deferred contract rights, trade names and other intangibles. The Company has no indefinite-lived intangible assets. Amortization expense was $3.4 million, $3.5 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     The remaining weighted average amortization period for PMAs is 3.8 years, for deferred contract rights is 4.4 years, for trade names is 17.3 years and for other intangibles is 8.6 years as of December 31, 2007.
     Intangible assets subject to amortization consist of the following at December 31:

	2007		2006
	GROSS CARRYING	ACCUMULATED	GROSS CARRYING	ACCUMULATED
	AMOUNT	AMORTIZATION	AMOUNT	AMORTIZATION
Practice management agreements	$23,015	$18,366	$23,015	$16,614
Deferred contract rights	11,081	7,740	11,081	6,996
Trade names	5,870	797	5,870	504
Other	5,500	1,543	5,698	1,047

Total	$45,466	$28,446	$45,664	$25,161

     The estimated amortization expense for the next five years as of December 31, 2007 is as follows:

2008	$3,000
2009	2,700
2010	2,700
2011	2,000
2012	1,400
11. FIXED ASSETS
     Fixed assets, including capital leased assets, consist of the following:

	DECEMBER 31,
	2007	2006
Land and buildings	$12,285	$12,195
Computer equipment and software	14,483	15,522
Furniture, fixtures and equipment	7,587	8,327
Laser and medical equipment	95,360	87,401
Leasehold improvements	24,640	23,659
Vehicles and other	4,701	3,730

	159,056	150,834
Less accumulated depreciation	97,120	93,946

Net book value	$61,936	$56,888

     For the years ended December 31, 2007, 2006 and 2005, depreciation expense was $15.3 million, $12.8 million and $12.2 million, respectively. Depreciation expense includes depreciation of assets reported under capital leases.
     Certain fixed assets are pledged as collateral for certain long-term debt and capital lease obligations.

12. ACCRUED LIABILITIES
     Accrued liabilities included $6.6 million and $5.4 million of accrued wages and related expenses as of December 31, 2007 and 2006, respectively.
13. LONG-TERM DEBT
Long-term debt consists of:

	DECEMBER 31,
	2007	2006
Senior term loan; weighted average interest rate of 8.16% at December 31, 2007	$82,748	$—
Capital lease obligations, payable through 2013, interest at various rates	17,389	13,945
Sale-leaseback debt — interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn $7.4 million and $7.9 million at December 31, 2007 and 2006 respectively)	6,297	5,706
Other	3,715	3,782

	110,149	23,433
Less current portion	11,732	8,311

	$98,417	$15,122

     Principal maturities for each of the next five years and thereafter as of December 31, 2007 are as follows:

2008	$11,732
2009	4,626
2010	4,840
2011	4,504
2012	4,245
Thereafter	80,202

Total	$110,149

     New Credit Facility dated June 2007
     During June 2007, the Company entered into a $110.0 million credit facility (“New Credit Facility”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of December 31, 2007, $82.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of December 31, 2007, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
     The New Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at December 31, 2007 was 1.50% for prime rate borrowings and 2.50% for LIBOR rate borrowings. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility. In connection with this facility, total costs of $2.0 million were incurred and recorded in other assets as deferred financing costs, and will be amortized over the life of the facility.

     Principal payments under the terms of the New Credit Facility over the next five years and thereafter as of December 31, 2007 are as follows:

2008	$3,590
2009	850
2010	850
2011	850
2012	850
Thereafter	75,758

Total	$82,748

     Under the New Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow exists. During the year ended December 31, 2007, it was determined the Company had excess cash flow under the terms of the New Credit Facility. As a result, the Company will be required to make an estimated additional principal payment of $2.7 million during March 2008. Such payment has been classified as current at December 31, 2007.
     In February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the New Credit Facility. Refer to Note 27, “Subsequent Event,” for additional information regarding this amendment. As of December 31, 2007, the Company was in compliance with all debt covenants under the New Credit Facility.
     Credit Facility dated November 2003
     In November 2003, the Company obtained a $15 million line of credit for five years from GE Healthcare Financial Services (the “Credit Facility”) for a $0.1 million commitment fee and $0.2 million in related legal and out-of-pocket expenses. This loan was secured by certain accounts receivable and cash accounts in wholly-owned subsidiaries and a general lien on most other U.S. assets. As of December 31, 2006, the Company did not have any borrowings drawn under the line of credit and had an available unused line of $15 million. The Credit Facility dated November 2003 was subsequently replaced by the New Credit Facility dated June 2007, as described in further detail above.
     Capital Lease Obligations
     The Company has entered into various capital leases, primarily to purchase equipment. Payments for capital lease obligations for each of the next five years and thereafter as of December 31, 2007 are as follows:

2008	$6,576
2009	4,581
2010	3,347
2011	2,930
2012	1,902
Thereafter	641

Total	19,977
Less interest portion	2,588

$17,389

     Sale-leaseback Transaction
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
     The Company accounted for this transaction in accordance with SFAS No. 98, “Accounting for Leases” (“SFAS 98”). SFAS 98 prohibits sale recognition on a sale-leaseback transaction when the sublease is considered to be other than minor and the Company’s only recourse to any future amounts owing from the other party is other than the leased asset. A sublease is considered to be minor when the present value of the sublease rent is less than 10% of the total fair market value. The Company accounted for the transaction as a financing transaction which requires sale proceeds to be recorded as a liability and for the Note to not be recognized. In addition, since the sale recognition is not accounted for, the carrying value of the asset is not adjusted for and the asset continues to be depreciated over the original depreciation period of 40 years. Lease payments, exclusive of an interest portion, decrease the liability while payments received on the Note increase the liability. As of December 31, 2007 and 2006, the liability outstanding relating to the sale-leaseback transaction was $6.3 million and $5.7 million, respectively.
     Future minimum lease payments over the next five years and thereafter are as follows:

2008	Cdn$1,050
2009	1,050
2010	1,050
2011	1,055
2012	1,110
Thereafter	4,228

Cdn$9,543

14. CAPITAL LEASE AGREEMENT
     In conjunction with a portion of TLCVision’s refractive procedures, the Company utilizes American Medical Optics’ IntraLase femtosecond laser technology to create bladeless corneal flaps. Most lasers were obtained from the manufacturer and accounted for as a capital lease under SFAS No. 13, “Accounting for Leases.” Effective December 18, 2007, the Company amended its Master Capital Lease Agreement which extended the lease payment period and reduced periodic lease payments. Management has determined that the amended lease agreement still qualifies as a capital lease. Under SFAS No. 13, when both the original lease and the amended agreement are classified as capital leases, the recorded asset and obligation balances are adjusted at the date of the revision, by the difference between the outstanding obligation balance and the present value of the future minimum lease payments. Accordingly, the Company has recorded an approximate $1 million reduction to its debt and fixed asset balances during the quarter ended December 31, 2007.
15. SHARE REPURCHASE
     During June 2007, the Company repurchased and cancelled 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.6 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand, short-term investments, and the $85 million proceeds under the Company’s New Credit Facility described in Note 13, “Long-term Debt.”
16. INTEREST RATE SWAP AGREEMENT
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s New Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of the cash flows in interest payments for a majority of the total variable rate debt. Under the agreement entered August 2007, the Company receives a floating rate based on the LIBOR interest rate plus 2.5% and pays a fixed rate of 5.0% on notional amounts ranging from $20 to $42 million over the life of the swap agreement, which matures on April 1, 2010. Under the agreement entered December 2007, with an effective date of January 2, 2008, the Company receives a floating rate based on the LIBOR interest rate plus 2.5%, and pays a fixed rate of 3.9% on notional amounts ranging from $20 to $32 million over the life of the swap agreement, which matures on April 1, 2010.
     As of December 31, 2007 the outstanding notional amount of the interest rate swaps was $20 million and the Company has recorded a liability of $0.8 million to recognize the fair value of the interest derivatives. The net offset is recorded in accumulated other comprehensive income, as the instruments have been designated as qualifying cash flow hedges.
17. STOCK-BASED COMPENSATION
     As of December 31, 2007, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date primarily include options that vest immediately and options that vest in equal amounts annually, typically over a four year period.
     Total stock-based compensation for the years ended December 31, 2007 was $1.1 million (no tax impact). Total stock-based compensation for 2007 included expense for TLCVision stock options and its Employee Share Purchase Plan. Total stock-based compensation for the year ended December 31, 2006 was $1.4 million ($1.2 million after tax).

As of December 31, 2007, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

OUTSTANDING				EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
PRICE RANGE	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
(CDN $)	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$ 1.43 - $ 3.87	159	4.0 years	Cdn$2.46	71	Cdn$1.82
$ 4.75 - $ 6.67	52	5.7 years	5.36	14	5.50
$ 7.51 - $ 9.80	103	1.8 years	7.71	67	7.81
$11.02 - $ 15.49	64	1.6 years	12.71	64	12.71

	378	3.3 years	Cdn$6.03	216	Cdn$7.15

As of December 31, 2007, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

OUTSTANDING				EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
PRICE RANGE	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
(U.S. $)	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$0.90 - $ 2.65	188	0.6 years	$1.47	173	$1.37
$3.02 - $ 4.94	2,220	6.0 years	3.63	563	3.72
$5.95 - $ 6.81	1,084	2.4 years	6.34	590	6.27
$8.19 - $11.64	755	1.8 years	10.41	752	10.42

	4,247	4.1 years	$5.43	2,078	$6.67

As of December 31, 2006, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

OUTSTANDING				EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
PRICE RANGE	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
(CDN $)	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$ 1.43 - $ 3.87	283	0.4 years	Cdn$3.13	249	Cdn$3.31
$ 4.75 - $ 6.67	53	6.6 years	5.36	3	5.95
$ 7.51 - $ 9.80	104	3.2 years	7.71	44	7.85
$11.02 - $15.49	64	2.9 years	12.71	64	12.71

	504	1.9 years	Cdn$5.53	360	Cdn$5.56

As of December 31, 2006, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

OUTSTANDING				EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
PRICE RANGE	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
(U.S. $)	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$0.90 - $ 2.62	718	1.0 years	$1.32	543	$1.37
$3.02 - $ 4.94	1,638	4.7 years	4.45	689	4.17
$6.03 - $ 6.81	1,358	3.4 years	6.35	398	6.19
$8.19 - $11.64	872	2.9 years	10.40	866	10.42

	4,586	3.4 years	$5.66	2,496	$6.05

     Approximately 0.5 million and 1.2 million options were authorized for issuance but were not granted as of December 31, 2007 and 2006, respectively. A summary of option activity during the last three years follows:

		WEIGHTED
		AVERAGE		WEIGHTED		AGGREGATE		AGGREGATE
		EXERCISE		AVERAGE		INTRINSIC		INTRINSIC
		PRICE		EXERCISE PRICE		VALUE		VALUE
	OPTIONS	PER SHARE		PER SHARE		CDN OPTIONS		US OPTIONS
December 31, 2004	4,203	Cdn$	5.04	US$	5.08
Granted	176		8.53		7.52
Exercised	(709)		3.89		2.71
Forfeited	(112)		11.32		9.69
Expired	(22)		9.39		6.20

December 31, 2005	3,536	Cdn$	5.26	US$	5.53
Granted	1,902		6.39		5.51
Exercised	(258)		3.97		1.91
Forfeited	(51)		4.80		4.92
Expired	(39)		11.28		8.63

December 31, 2006	5,090	Cdn$	5.53	US$	5.66
Granted	1,366		2.98		3.21
Exercised	(979)		3.57		2.41
Forfeited	(454)		8.51		5.52
Expired	(398)		4.75		6.57

December 31, 2007	4,625	Cdn$	6.03	US$	5.43	Cdn$	153	US$	720

Exercisable at December 31, 2007	2,294	Cdn$	7.15	US$	6.67	Cdn$	114	US$	403

     The weighted average remaining contractual lives of U.S. and Canadian exercisable options as of December 31, 2007 were 2.2 years and 1.3 years, respectively. For the year ended December 31, 2006, the weighted average remaining contractual lives of U.S. and Canadian exercisable options were 2.1 years and 1.1 years, respectively.
     During the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised, defined as the excess fair value of the underlying stock over the exercise price of the options, was approximately $2.1 million and $0.8 million, respectively.
     The Company granted 1.4 million and 1.9 million options during the years ended December 31, 2007 and 2006, respectively. The options granted had a fair value of $2.3 million for the year ended 2007 and $5.2 million for the year ended 2006 (2005 — $0.6 million).
     The fair value of TLCVision‘s options granted was estimated at the date of grant for employee options and at the measurement date for non-employee options using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.57%, 4.48% and 3.99% for 2007, 2006 and 2005, respectively; no dividends; volatility factors of the expected market price of TLCVision‘s common shares of 0.56, 0.60 and 0.75 for 2007, 2006 and 2005, respectively; and a weighted average expected option life of 4.9, 4.1 and 2.5 years for 2007, 2006 and 2005, respectively. Expected volatility was based on historical volatility on the Company’s common stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future due to restrictions contained within the Company’s New Credit Facility. The expected life was primarily based on historical exercise patterns of option holders.
     As of December 31, 2007, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $3.9 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires December 2011 for certain options. The weighted-average expense period for non-vested employee awards is 3.2 years.

18. INCOME TAXES
     During 2006, the Company released $7.2 million of its valuation allowance. The Company’s determination of the amount of valuation allowance to release was based primarily on expected taxable income in future years. However, due to the uncertainty of future earnings, uncertainty in the overall industry, and other factors, the valuation allowance release of $7.2 million related only to the net operating loss carry forwards that were forecasted to be utilized during 2007. Of the $7.2 million release, $5.3 million increased the income tax benefit and $1.9 million reduced goodwill.
     During the fourth quarter of 2007, the Company determined that sufficient evidence no longer existed to support recognition of a deferred tax asset. As a result, the Company increased the valuation allowance by $7.2 million. This determination was based on many factors including the current year loss, a significant decrease to taxable income forecasted in future periods, and other relevant factors. The $7.2 million change to the valuation allowance increased income tax expense during 2007.
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	DECEMBER 31,
	2007	2006
Deferred tax asset:
Net operating loss carry forwards	$93,742	$84,467
Fixed assets	(134)	1,427
Intangibles	9,451	10,939
Investments	18,259	11,831
Accruals and other reserves	4,697	4,272
Tax credits	357	357
Other	513	3,859

Total deferred tax asset	126,885	117,152
Valuation allowance	(126,885)	(109,999)

Total deferred tax asset, net of valuation allowance	$—	$7,153

     As of December 31, 2007, the Company has net operating losses available for carry forward for income tax purposes of approximately $248.6 million, which may be available to reduce taxable income in future years. The U.S. carry forward losses of $187.0 million expire between 2007 and 2027. The Canadian and United Kingdom carry forward losses can only be utilized by the source company. The United Kingdom carry forward losses of $7.4 million relate to United Kingdom operations that the Company has ceased. As such, the Company does not expect to utilize these losses. The Canadian carry forward losses of $54.1 million expire between 2007 and 2017.
     Of the total valuation allowance, approximately $11.0 million and $12.0 million will be recorded directly to equity and as a reduction to goodwill, respectively, if and when those portions of the deferred tax assets are realized and the associated valuation allowance is reversed.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of net operating losses (NOLs). Such NOL limitations result upon the occurrence of certain events, including an “ownership change” as defined by Section 382.
     Under Section 382, when an “ownership change” occurs, the calculation of the annual NOL limitation is affected by several factors, including the number of shares outstanding and the trading price before the “ownership change” occurred. The Company experienced an “ownership change” in June 2007 in conjunction with the Company’s share repurchase, as discussed in Note 15. However, the resulting annual limit, did not impact the Company’s anticipated utilization of available NOLs.
     Based upon publicly filed documents, a shareholder acquired a significant amount of shares during February 2008. When combined with other recent shareholder transactions, it is reasonably possible this transaction could trigger another ‘ownership change’. The Company intends to engage a tax service provider to perform a comprehensive IRC Section 382 study to determine if an ‘ownership change’ occurred and if so, the specific limitations related to certain of its net operating loss carry forwards. That study is expected to be completed during the second quarter of 2008. Depending on the results of this comprehensive study, it is possible that the utilization of a significant amount of the Company’s net operating losses will be limited in future periods, thus reaching expiration.

     During the second quarter of 2006, the Company completed a comprehensive Section 382 study. The results of that study indicated that the availability of the Company’s net operating loss carry forwards each year were greater than its previous estimate. Based on the results of this study, the Company recorded a cumulative catch-up adjustment for its change in estimate to properly reflect income taxes. The adjustment recorded in 2006 for the change in estimate included a $3.4 million increase to income tax benefit, of which $0.9 million related to periods prior to 2006. In addition, the adjustment for the change in estimate decreased goodwill, common stock, and income taxes payable by $3.9 million, $4.8 million and $2.5 million, respectively.
     During 2006, the Company completed an analysis to determine the availability of interest deductions related to intercompany debt transactions with a Hungarian Offshore Company. The results of this study indicated that the availability of the Company’s interest deductions in accordance with IRC Section 163(j) were greater than its previous estimate. Based on the results of this study, the Company recorded a cumulative catch-up adjustment for its change in estimate to properly reflect income taxes. The adjustment recorded in 2006 for the change in estimate includes a $1.5 million increase to income tax benefit, of which $1.9 million related to periods prior to 2006. In addition, the adjustment for the change in estimate increased goodwill by $1.5 million.
     The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to income before income taxes were as follows:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Income tax (benefit) expense at the Canadian statutory rate of 36.12%	$(8,142)	$6,289	$4,728
Change in valuation allowance	15,098	(6,246)	(267)
Expenses not deductible for income tax purposes	216	224	285
State taxes	691	633	506
Canadian income tax	632	180	350
IRC Section 382 adjustments	—	(3,415)	—
Deductible interest expense adjustments	—	(1,464)	—
Rate differential on United States operations	(19)	144	445

Income tax expense (benefit) from continuing operations	8,476	(3,655)	6,047
Discontinued operations income tax (benefit) expense	—	(753)	610
Income tax expense (benefit)	$8,476	$(4,408)	$6,657

     The provision for income taxes from continuing operations is as follows:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Current:
Canada	$632	$180	$350
United States — federal	—	129	228
United States — state	691	524	475
Other	(19)	—	537

	$1,304	$833	$1,590

Deferred:
United States — federal	$6,899	$(4,165)	$3,799
United States — state	273	(323)	658

	$7,172	$(4,488)	$4,457

Income tax expense (benefit) from continuing operations	$8,476	$(3,655)	$6,047

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
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the tax position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007.
     As a result of implementing FIN 48, the Company recognized a $0.8 million decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. Including the cumulative effect decrease, at the beginning of 2007 the Company had approximately $0.3 million of total gross unrecognized tax benefits, all of which would favorably impact the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $0.1 million in interest and penalties related to unrecognized tax benefits. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not reflect actual outcomes.
19. OTHER EXPENSES (INCOME), NET
     Other expenses (income), net include the following operating items:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Other expenses (income):
(Gain) loss on sales and disposals of fixed assets	$(11)	$140	$(92)
Adjustments to the fair values of long-lived assets and liabilities	—	294	888
Center closing costs	1,352	234	1,012
Loss (gain) on sales of subsidiaries	233	—	(319)
Gain on sales and issuances of subsidiary stock	—	(349)	—
Reimbursements from previous research and development arrangements	—	(300)	(300)
Severance accruals for employees under terms of employment contracts	1,268	229	—
OccuLogix severance accruals	—	820	—
Miscellaneous income	(89)	(194)	(420)

	$2,753	$874	$769

20. EARNINGS PER SHARE
     Basic loss per share was $0.74 for the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, basic earnings per share were $0.17 and $0.12, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.
     Below is a reconciliation of basic and diluted per share detail to net income and loss:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Net (loss) income from continuing operations	$(35,300)	$13,680	$7,169
Net (loss) income from discontinued operations	(8,214)	(2,161)	950

Net (loss) income	$(43,514)	$11,519	$8,119

Weighted-average shares outstanding — basic	59,139	68,907	69,721
Stock options	—	673	1,659
Weighted-average shares outstanding — diluted	59,139	69,580	71,380

(Loss) earnings per share from continuing operations	$(0.60)	$0.20	$0.10
(Loss) earnings per share from continuing operations, diluted	$(0.60)	$0.20	$0.10
(Loss) earnings per share	$(0.74)	$0.17	$0.12
(Loss) earnings per share, diluted	$(0.74)	$0.17	$0.11

     The calculation of diluted earnings per share for 2006 and 2005 excludes the impact of 2.5 million and 1.0 million, respectively, of stock options and warrants because to include them would have been anti-dilutive. For 2007, due to net losses incurred, the effects of including the incremental shares associated with options and warrants are anti-dilutive and are not included in the weighted-average shares outstanding-diluted. The total weighted-average number of options that were in the money for the year ended December 31, 2007 was 2.3 million.
21. COMMITMENTS AND CONTINGENCIES
Commitments
     The Company leases certain center facilities under operating leases with terms generally of five to ten years. Certain leases contain rent escalation clauses and free rent periods that are charged to rent expense on a straight-line basis. The leases usually contain renewal clauses at the Company’s option at fair market value. For the years ended December 31, 2007, 2006 and 2005 total rent expense, including minimum and contingent payments, was $10.0 million, $9.1 million and $7.8 million, respectively. As of December 31, 2007, the Company has commitments relating to non-cancellable operating leases for rental of office space and equipment, which require future minimum payments aggregating approximately $32.4 million. Future minimum payments over the next five years and thereafter are as follows:

2008	$7,914
2009	6,997
2010	5,933
2011	4,155
2012	2,839
Thereafter	4,585

$32,423

     As of December 31, 2007, the Company had commitments related to long-term marketing contracts which require payments totaling $2.0 million during the year ending December 31, 2008.
     The Company’s wholly owned subsidiary, MSS, is the U.S. distributor of the Foresee PHPTM, a diagnostic piece of equipment utilized by optometrists and ophthalmologists for the early detection of wet age-related macular degeneration. MSS will have annual inventory purchase commitments related to the Foresee PHPTM totaling $7.3 million during 2008 and 2009.
Legal Contingencies
     On February 21, 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. The lawsuit has been stayed and the complaint is in arbitration. Atwood challenges the calculation of the first of three annual earn-out payments set forth in the merger agreement. The Company intends to vigorously defend this action. During 2007, although no settlement has been reached, the Company has made a provision for the potential outcome of this arbitration. Such provision did not impact net income as earn-out payments are considered additional purchase consideration and recorded as additional goodwill related to the acquisition.
     The Company is also subject to other various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. While the ultimate results of such matters cannot be predicted with certainty, the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position or results of operations.
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

22. SEGMENT INFORMATION
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. Prior to 2007, the Company aggregated the refractive centers and access operations into one reportable segment. Beginning in 2007, the Company realigned its organization such that the refractive access segment is now being managed and reported separately. For comparison purposes, the segment information for all prior periods has been restated, as necessary, to reflect this change in reportable segments. The Company has three lines of business and six reportable segments including “Other” as follows:
•	Refractive Centers: The refractive centers business provides the majority of the Company’s revenue and is in the business of providing corrective laser surgery (principally LASIK) in fixed sites typically branded under the TLC name.

•	Doctor Services: The doctor services business provides a variety of services and products directly to doctors and the facilities in which they perform surgery. It consists of the following segments:
•	Mobile Cataracts: The mobile cataract segment provides technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery as well as other eye diseases.

•	Refractive Access: The refractive access segment assists surgeons in providing corrective laser surgery in their own practice location by providing refractive technology, technicians, service and practice development support at the surgeon’s office.

•	Other: The Company has an accumulation of businesses that manage surgical and secondary care centers. None of these businesses meets the quantitative criteria to be disclosed separately as a reportable segment and they are included in “Other” for segment disclosure purposes.
•	Eye Care: The eye care business consists of two business segments:
•	Optometric Franchising: The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States.

•	Age-Related Macular Degeneration (“AMD”): The AMD segment includes the Company’s ownership interest in OccuLogix, which is pursuing commercial applications for specific eye diseases including dry age-related macular degeneration, glaucoma and dry-eye syndrome.
Corporate depreciation and amortization of $2.4 million, $2.6 million, and $2.0 million for 2007, 2006 and 2005, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.

The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, prior year figures may vary from previously reported financials in order to better reflect changes in the Company’s current portfolio of centers.

Assets of the Company’s corporate operations, including corporate headquarters, have not been allocated among the various segments. The amounts are included in the “Refractive Centers” segment.

The Company’s reportable segments are as follows:

YEAR ENDED DECEMBER 31, 2007
(IN THOUSANDS)		DOCTOR SERVICES			EYE CARE

	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$174,816	$35,925	$37,556	$23,606	$26,511	$—	$298,414
Cost of revenues (excluding amortization)	126,804	28,240	26,889	15,152	11,999	—	209,084

Gross profit	48,012	7,685	10,667	8,454	14,512	—	89,330

Segment expenses:
Gain on sale of OccuLogix stock	—	—	—	—	—	(899)	(899)
Marketing and sales	32,543	1,372	4,252	470	4,342	—	42,979
G&A, amortization and other	11,587	64	4,182	2,198	167	—	18,198
Impairment goodwill and other assets	—	—	—	7,659	—	—	7,659
Minority interests	1,270	133	—	2,981	4,537	—	8,921
(Earnings) losses from equity investments	86	—	—	(1,115)	—	13,396	12,367

Segment profit (loss)	$2,526	$6,116	$2,233	$(3,739)	$5,466	$(12,497)	$105

Corporate operating expenses							(22,772)
Interest expense, net							(4,157)
Income tax expense							(8,476)

Net loss from continuing operations							(35,300)
Net loss from discontinued operations*							(8,214)

Net loss							(43,514)

Depreciation and amortization from continuing operations	$11,930	$2,486	$2,863	$1,425	$58	$—	$18,762
Depreciation and amortization from discontinued operations							97

Depreciation and amortization							$18,859

Total assets	$159,912	$27,979	$26,154	$8,750	$15,015	$—	$237,810

*	Note: Net loss from discontinued operations for the year ended December 31, 2007 includes a goodwill impairment charge of $9.3 million and relates to the “Other” segment.

YEAR ENDED DECEMBER 31, 2006
(IN THOUSANDS)		DOCTOR SERVICES			EYE CARE

	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$161,822	$36,878	$35,058	$21,235	$22,860	$—	$277,853
Cost of revenues (excluding amortization)	114,883	27,641	24,631	14,390	9,733	1,659	192,937

Gross profit	46,939	9,237	10,427	6,845	13,127	(1,659)	84,916

Segment expenses:
Gain on sale of OccuLogix stock	—	—	—	—	—	(1,450)	(1,450)
Marketing and sales	19,639	413	3,012	437	4,121	169	27,791
G&A, amortization and other	11,621	265	4,034	1,773	150	4,083	21,926
Minority interests	2,144	284	—	2,720	4,080	(2,715)	6,513
(Earnings) losses from equity investments	(1,356)	—	—	(1,817)	—	5,809	2,636

Segment profit (loss)	$14,891	$8,275	$3,381	$3,732	$4,776	$(7,555)	$27,500

Corporate operating expenses							(18,350)
Interest income, net							875
Income tax benefit							3,655

Net income from continuing operations							13,680
Net loss from discontinued operations **							(2,161)

Net income							11,519

Depreciation and amortization from continuing operations	$10,017	$2,146	$2,683	$1,337	$58	$34	$16,275
Depreciation and amortization from discontinued operations							117

Depreciation and amortization							$16,392

Total assets	$189,125	$29,510	$23,806	$24,078	$13,421	$14,362	$294,302

**	Note: Net loss from discontinued operations for the year ended December 31, 2006 includes a goodwill impairment charge of $4.1 million and relates to the “other” segment.

YEAR ENDED DECEMBER 31, 2005
(IN THOUSANDS)		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$150,709	$35,911	$31,716	$17,746	$17,624	$1,841	$255,547
Cost of revenues (excluding amortization)	106,895	26,555	22,134	11,489	7,761	3,738	178,572

Gross profit	43,814	9,356	9,582	6,257	9,863	(1,897)	76,975

Segment expenses:
Marketing and sales	13,928	529	2,617	551	3,430	659	21,714
G&A, amortization and other	10,071	280	3,692	2,172	42	13,934	30,191
Minority interests	1,921	450	—	2,450	2,914	(7,058)	677
(Earnings) losses from equity investments	(1,473)	—	—	(1,072)	—	—	(2,545)

Segment profit (loss)	$19,367	$8,097	$3,273	$2,156	$3,477	$(9,432)	$26,938

Corporate operating expenses							(16,292)
Interest expense, net							2,570
Income tax expense							(6,047)

Net income from continuing operations							7,169
Net income from discontinued operations							950

Net income							8,119

Depreciation and amortization from continuing operations	$8,632	$3,480	$2,649	$1,275	$44	$120	$16,200
Depreciation and amortization from discontinued operations							153

Depreciation and amortization							$16,353

Total assets	$161,844	$35,270	$19,890	$26,212	$11,556	$46,271	$301,043
The Company’s geographic segments are as follows:

YEAR ENDED DECEMBER 31, 2007	CANADA	UNITED STATES	TOTAL
Revenues from continuing operations	$14,247	$284,167	$298,414

Total fixed assets and intangibles	$8,445	$164,857	$173,302

YEAR ENDED DECEMBER 31, 2006	CANADA	UNITED STATES	TOTAL
Revenues from continuing operations	$14,395	$263,458	$277,853

Total fixed assets and intangibles	$7,938	$165,601	$173,539

YEAR ENDED DECEMBER 31, 2005	CANADA	UNITED STATES	TOTAL
Revenues from continuing operations	$12,937	$242,610	$255,547

Total fixed assets and intangibles	$8,457	$164,125	$172,582

23. FINANCIAL INSTRUMENTS
     The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments.
     The fair value of the Company’s auction rate securities outstanding at December 31, 2006 equals cost due to the short time period between the reset dates for the interest rates. As of December 31, 2007, the Company had no auction rate securities outstanding.
     As of December 31, 2007, the carrying value and fair value of the Company’s long-term debt, excluding capital lease obligations, was $92.8 million and $91.6 million, respectively. As of December 31, 2006, the carrying value and fair value of the Company’s long-term debt, excluding capital lease obligations, was $9.5 million and $8.8 million, respectively. The fair value of the Company’s long-term debt was estimated by discounting the amount of future cash flows associated with the respective debt instruments using the Company’s current incremental rate of borrowing for similar debt instruments.
     The carrying value of the Company’s cost method investments was $3.6 million as of December 31, 2007 and 2006. The fair value of the Company’s cost method investments was not estimated as there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. In addition, it is not practicable for the Company to estimate the fair value of its cost method investments since quoted market prices are not available, and a reasonable estimate of fair value could not be made without incurring excessive costs.
24. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Capital lease obligations relating to equipment purchases	$8,513	$11,129	$5,667
Inventory contributed to OccuLogix	—	25	183
Option and warrant reduction	969	55	1,011
Value of shares issued upon meeting certain earnings criteria	—	—	181
Retirement of treasury stock	117,569	—	15,868
Value of shares issued for acquisitions	—	—	24
     Cash paid for the following:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Interest	$4,771	$1,453	$1,426

Income taxes	$1,443	$1,814	$1,187

25. RELATED PARTY TRANSACTIONS
     The Company has an agreement with Minnesota Eye Consultants to provide laser access. Dr. Richard Lindstrom, a director of TLCVision, is founder, partner and attending surgeon of Minnesota Eye Consultants. The Company received revenue of $1.0 million, $0.8 million and $1.0 million as a result of the agreement for the years ended December 31, 2007, 2006 and 2005, respectively. Dr. Lindstrom also receives annual compensation of $0.1 million from the Company in his capacity as medical director of TLCVision and as a consultant to MSS.
     As of December 31, 2007, the Company owned approximately 33% of OccuLogix. One of the Company’s current Board members (Dr. Lindstrom) is also a Board member of OccuLogix. Further, Mr. Davidson, who resigned from the Company’s Board in January 2008, was also a Board member of OccuLogix. In addition, Mr. Vamvakas, who served on the Board of TLCVision until June 2007, and was formerly the Chairman and CEO for the Company, is currently the Chairman and CEO of OccuLogix.
26. DEFINED CONTRIBUTION AND EMPLOYEE STOCK PURCHASE PLANS
     Defined Contribution Plan (401k)
     The Company sponsors a defined contribution plan, which extends participation eligibility to substantially all U.S. employees. The Company matches 25% of participants’ before-tax contributions up to 8% of eligible compensation. Prior to the third quarter of 2006, this match was provided in the form of Company stock. Beginning in the third quarter of 2006, the match is provided in the form of cash. Amounts charged to expense during the years ended December 31, 2007, 2006 and 2005 were $0.5 million, $0.6 million and $0.6 million, respectively, under the defined contribution plan.
     Employee Stock Purchase Plan
     Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 10% of their annual compensation to purchase common shares of the Company stock. The purchase price of the shares is equal to 85% of the closing price of TLCVision on the first day or the last day of each quarterly offering period, whichever is less.
     For the years ended December 31, 2007 and 2006, there were approximately 70,000 and 143,000 shares issued under the Employee Stock Purchase and 401k Plans.
27. SUBSEQUENT EVENT
In February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the New Credit Facility dated June 2007. Refer to Note 13, “Long-term Debt,” for additional information. The ratio covenant changes were effective for the period beginning on September 30, 2007. The amendment raises the interest rate margin on all of the Company’s debt under the New Credit Facility by 2.50% per annum, effective February 2008. The Company has accounted for the amendment as a modification of debt. Estimated creditor and legal fees incurred of approximately $0.6 million will be capitalized, to the extent allowable, during the quarter ending March 31, 2008, and amortized through 2013.
28. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations:

	THREE MONTHS	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED JUNE 30,	ENDED SEPTEMBER 30,	ENDED DECEMBER 31,
	2007 (1)	2007 (2)	2007 (3)	2007 (4)
Revenues	$82,346	$80,081	$69,693	$66,294
Gross profit	27,834	25,758	18,833	16,905
Net income (loss) from continuing operations	3,283	530	(13,603)	(25,510)
Net income (loss)	3,478	876	(22,584)	(25,284)
Income (loss) per share from continuing operations	0.05	0.01	(0.27)	(0.51)
Income (loss) per share from continuing operations, diluted	0.05	0.01	(0.27)	(0.51)
Income (loss) per share	0.05	0.01	(0.45)	(0.51)
Income (loss) per share, diluted	0.05	0.01	(0.45)	(0.51)

	THREE MONTHS	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED JUNE 30,	ENDED SEPTEMBER 30,	ENDED DECEMBER 31,
	2006 (5)	2006 (6)	2006 (7)	2006 (8)
Revenues	$76,472	$75,117	$63,555	$62,709
Gross profit	24,603	24,648	18,566	17,099
Net income from continuing operations	2,435	10,588	106	551
Net income (loss)	2,712	10,867	301	(2,361)
Income per share from continuing operations	0.04	0.15	0.00	0.01
Income per share from continuing operations, diluted	0.04	0.15	0.00	0.01
Income (loss) per share	0.04	0.16	0.00	(0.03)
Income (loss) per share, diluted	0.04	0.16	0.00	(0.03)

(1)	In the three months ended March 31, 2007, net income includes severance charges totaling $0.4 million.

(2)	In the three months ended June 30, 2007, net income includes a $0.9 million gain on sale of OccuLogix common stock.

(3)	In the three months ended September 30, 2007, net loss includes:
(a)	a $12.4 million impairment charge to goodwill and other;

(b)	$0.2 million related to center closing costs; and

(c)	$0.2 million in loss on the sale of subsidiaries.

(4)	In the three months ended December 31, 2007, net loss includes:
(a)	a $4.5 million impairment to the Company’s investments in the stand-alone ASC’s;

(b)	severance charges totaling $0.7 million; and

(c)	$1.0 million related to center closing costs.

(5)	In the three months ended March 31, 2006, net income includes:
(a)	severance charges totaling $0.8 million ($0.4 million net of minority interests); and

(b)	a net write-down of inventory of $1.6 million ($0.8 million net of minority interests).

(6)	In the three months ended June 30, 2006, net income includes:
(a)	a gain on sale of subsidiary stock of $1.4 million; and

(b)	a $3.4 million decrease to income tax expense, $0.9 million related to prior years and $2.5 million related to the three months ended March 31, 2006.

(7)	In the three months ended September 30, 2006, net income includes a gain on sale of subsidiary stock of $0.2 million ($0.1 million net of minority interests).

(8)	In the three months ended December 31, 2006, the net loss includes:
(a)	an impairment of goodwill of $4.1 million;

(b)	a gain on sales and issuances of subsidiary stock of $0.2 million ($0.1 million net of minority interests);

(c)	severance charges totaling $0.2 million;

(d)	net write-downs of assets and liabilities of $0.3 million;

(e)	income tax benefit of $5.3 million related to a partial reversal of the deferred tax asset valuation allowance; and

(f)	income tax benefit of $1.5 million related to deductible interest expense adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
     There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
     The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting is included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of TLC Vision Corporation
We have audited TLC Vision Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TLC Vision Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, TLC Vision Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TLC Vision Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
St. Louis, Missouri
March 12, 2008

ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE
     The information required by Item 401 of Regulation S-K regarding directors is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007. Information regarding executive officers is included under “Executive Officers of the Registrant” in Part I, Item 4A of this Report and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of December 31, 2007, regarding compensation plans under which equity securities of TLCVision are authorized for issuance (shares in thousands).

Number of securities
remaining available for
	Number of securities	Weighted-average		future issuances under
	to be issued upon	exercise price of		equity compensation
	exercise of	outstanding		plans (excluding
	outstanding options,	options, warrants		securities reflected in
	warrants and rights	and rights		column (a))
Plan category	(a)	(b)		(c)
Equity compensation plans approved by security holders	4,625	$5.43	(1)	538
Equity compensation plans not approved by security holders	—	—		—

Total	4,625	$5.43	(1)	538

(1)	Represents the weighted-average exercise price of outstanding options, warrants and rights denominated in U.S. dollars. The weighted-average exercise price of outstanding options, warrants and rights denominated in Canadian dollars was Cdn$6.03.
See Note 17, “Stock-Based Compensation,” to the audited consolidated financial statements for more information regarding the material features of the Company’s outstanding options, warrants and rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of the report:

(1) Financial statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations – Years Ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2007, 2006 and 2005.

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

March 17, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATED

/s/ JAMES C WACHTMAN James C. Wachtman	Chief Executive Officer and Director	March 17, 2008

/s/ STEVEN P. RASCHE Steven P. Rasche	Chief Financial Officer	March 17, 2008

/s/ WARREN S. RUSTAND Warren S. Rustand	Chairman of the Board of Directors and Director	March 17, 2008

/s/ RICHARD L. LINDSTROM, M.D. Richard L. Lindstrom, M.D.	Director	March 17, 2008

/s/ TOBY S. WILT Toby S. Wilt	Director	March 17, 2008

/s/ MICHAEL D. DEPAOLIS, O.D. Michael D. DePaolis, O.D.	Director	March 17, 2008

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(all values in thousands)

	BALANCE AT			DEDUCTIONS-	BALANCE AT
	BEGINNING			UNCOLLECTABLE	END
	OF PERIOD	PROVISION	OTHER(1)	AMOUNTS	OF PERIOD
2005
Provision for contractual allowances and doubtful accounts receivable	$2,327	$1,648	$530	$(276)	$4,229
Provision against investments and other assets	2,312	2	—	—	2,314
Deferred tax asset valuation allowance	78,631	(267)	(2,757)	—	75,607

2006
Provision for contractual allowances and doubtful accounts receivable	$4,229	$(339)	$(1,048)	$(471)	$2,371
Provision against investments and other assets	2,314	—	—	—	2,314
Deferred tax asset valuation allowance	75,607	(5,875)	40,267	—	109,999

2007
Provision for contractual allowances and doubtful accounts receivable	$2,371	$(9)	$(18)	$(379)	$1,965
Provision against investments and other assets	2,314	—	—	—	2,314
Deferred tax asset valuation allowance	109,999	7,926	8,960	—	126,885
Note: During 2005, the reduction of the deferred tax asset valuation allowance of $2.8 million related to the effect of stock-based compensation, prior year return-to-provision adjustments and the change in valuation allowance of OccuLogix. During 2006, the provision for doubtful accounts receivable was reduced by $1.0 million as a result of the deconsolidation of OccuLogix. During 2006, the increase of the deferred tax asset valuation allowance was primarily a result of additional valuation allowances related to net operating loss carry forwards resulting from the comprehensive IRC Section 382 analysis completed in the second quarter and the IRC Section 163(j) analysis completed in the fourth quarter partially offset by a decrease related to the deconsolidation of OccuLogix. During 2007, the increase of the deferred tax asset valuation allowance was primarily a result of additional valuation allowances related to net operating loss carryforwards and a deferred tax asset write-down of $7.2 million.

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the Commission on August 28, 1998)

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s 10-K filed with the Commission on August 29, 2000)

3.3	Articles of Continuance (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

3.4	Articles of Amendment (incorporated by reference to Exhibit 4.2 to the Company’s Post Effective Amendment No. 1 on Form S-8 to the Company’s Registration Statement on Form S-4 filed with the Commission on May 14, 2002 (file no. 333-71532))

3.5	By-Laws of the Company (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

4.1	Shareholder Rights Plan Agreement dated March 4, 2005, as amended as of June 16, 2005, between the Company and CIBC Mellon Trust Company (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed with the Commission on June 20, 2005 (file no. 000-29302))

10.1*	TLC Vision Corporation Amended and Restated Share Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 23, 2004 (file no. 333-116769))

10.2*	TLC Corporation 2004 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 23, 2004 (file no. 333-116769))

10.3*	Employment Agreement with Elias Vamvakas (incorporated by reference to Exhibit 10.1(e) to the Company’s 10-K filed with the Commission on August 28, 1998)

10.4	Escrow Agreement with Elias Vamvakas and Jeffery J. Machat (incorporated by reference to Exhibit 10.1(f) to the Company’s 10-K filed with the Commission on August 28, 1998)

10.5	Consulting Agreement with Excimer Management Corporation (incorporated by reference to Exhibit 10.1(g) to the Company’s 10-K filed with the Commission on August 28, 1998)

10.6	Shareholder Agreement for Vision Corporation (incorporated by reference to Exhibit 10.1(l) to the Company’s 10-K filed with the Commission on August 28, 1998)

10.7*	Employment Agreement with William Leonard (incorporated by reference to Exhibit 10.1(n) to the Company’s 10-K filed with the Commission on August 29, 2000)

10.8*	Consulting Agreement with Warren Rustand (incorporated by Reference to Exhibit 10.10 to the Company’s Amendment No. 2 registration Statement on Form S-4/A filed with the Commission on January 18, 2002 (file no. 333-71532))

10.9*	Employment Agreement with Paul Frederick (incorporated by reference to Exhibit 10.10 to the Company’s 10-K for the year ended May 31, 2002)

10.10*	Employment Agreement with James C. Wachtman dated May 15, 2002 (incorporated by reference to Exhibit 10.13 to the Company’s 10-K for the year ended May 31, 2002)

10.11*	Employment Agreement with Robert W. May dated May 15, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s 10-K for the year ended May 31, 2002)

10.12*	Amendment to Employment Agreement with Robert W. May dated September 30, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s 10-K for the year ended December 31, 2003)

10.13*	Employment Agreement with B. Charles Bono dated May 15, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s 10-K for the year ended May 31, 2002)

10.14*	Amendment to Employment Agreement with B. Charles Bono dated September 30, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s 10-K for the year ended December 31, 2003)

10.15*	Supplemental Employment Agreement with John J. Klobnak dated May 15, 2002 (incorporated by reference to Exhibit 10.16 to the Company’s 10-K for the year ended May 31, 2002)

10.16*	Severance Agreement with Elias Vamvakas dated October 25, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s 10-K for the year ended December 31, 2004)

EXHIBIT
NO.	DESCRIPTION
10.17*	Employment Agreement with Steve Rasche dated July 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s 10-K for the year ended December 31, 2004)

10.18*	Employment Agreement with Brian Andrew dated December 31, 2004 (incorporated by reference to Exhibit 10.18 to the Company’s 10-K for the year ended December 31, 2004)

10.19	Asset Purchase Agreement By and Among TLC Vision (USA) Corporation, Eyes of the Future, P.C., and Frederic B. Kremer, M.D., dated as of July 11, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s 10-Q for the three and nine months ended September 30, 2005)

10.20	Asset Purchase Agreement By and Among TLC Vision (USA) Corporation, Frederic B. Kremer, M.D., P.C., and Frederic B. Kremer, M.D., dated as of July 11, 2005 (incorporated by reference to Exhibit 2.2 to the Company’s 10-Q for the three and nine months ended September 30, 2005)

10.21	Agreement and Plan of Merger By and Among TruVision, Inc. and TLC Wildcard Corp. and TLC Vision Corporation and TLC Vision (USA) Corporation and Lindsay T. Atwood dated as of October 27, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s 10-Q for the three and nine months ended September 30, 2005)

10.22	Amended and Restated Credit Agreement By and Among TLC Vision Corporation, TLC Vision (USA) Corporation, CIT Capital Securities, LLC, CIT Healthcare, LLC and Lenders dated as of June 21, 2007 (incorporated by reference to Exhibit 12.(B) to the Company’s Schedule TO-I/A filed June 22, 2007)

10.23	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 21, 2007

21	List of the Company’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

*	Management contract or compensatory plan arrangement.