Form 10-Q
period 2008-03-31
TLC VISION CORP
filed 2008-05-07
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
COMMISSION FILE NUMBER: 0-29302
TLC VISION CORPORATION
(Exact name of registrant as specified in its charter)

NEW BRUNSWICK, CANADA	980151150
(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5280 SOLAR DRIVE, SUITE 300	L4W 5M8
MISSISSAUGA, ONTARIO	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone, including area code: (905) 602-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes     ☑ No
     As of May 7, 2008 there were 50,297,018 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Revenues:
Refractive centers	$58,967	$51,784
Doctor services	25,063	24,990
Eye care	6,325	5,572

Total revenues	90,355	82,346

Cost of revenues (excluding amortization expense shown below):
Refractive centers	37,357	34,236
Doctor services	18,141	17,801
Eye care	2,822	2,475

Total cost of revenues (excluding amortization expense shown below)	58,320	54,512

Gross profit	32,035	27,834

General and administrative	8,367	9,917
Marketing and sales	11,651	8,435
Amortization of intangibles	830	784
Other (income) expense, net	(197)	438

	20,651	19,574

Operating income from continuing operations	11,384	8,260

Interest income	210	568
Interest expense	(2,476)	(440)
Minority interest expense	(2,816)	(2,448)
Earnings (losses) from equity investments	217	(1,706)

Income from continuing operations before income taxes	6,519	4,234
Income tax expense	(447)	(951)

Income from continuing operations	6,072	3,283
Income from discontinued operations, net of tax	—	195

Net income	$6,072	$3,478

Earnings per share from continuing operations — basic	$0.12	$0.05

Earnings per share from continuing operations — diluted	$0.12	$0.05

Earnings per share — basic	$0.12	$0.05

Earnings per share — diluted	$0.12	$0.05

Weighted average number of common shares outstanding — basic	50,239	69,129

Weighted average number of common shares outstanding — diluted	50,282	69,651
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,992	$12,925
Accounts receivable, net	20,745	18,076
Prepaid expenses, inventory and other	14,404	14,882

Total current assets	58,141	45,883

Restricted cash	1,115	1,101
Investments and other assets	17,753	17,524
Goodwill	99,351	94,346
Other intangible assets, net	16,189	17,020
Fixed assets, net	59,583	61,936

Total assets	$252,132	$237,810

LIABILITIES
Current liabilities:
Accounts payable	$24,423	$17,177
Accrued liabilities	34,611	28,115
Current maturities of long-term debt	7,744	11,732

Total current liabilities	66,778	57,024

Long term-debt, less current maturities	95,548	98,417
Other long-term liabilities	7,030	5,023
Minority interests	15,294	15,224

Total liabilities	184,650	175,688

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	338,153	337,473
Option and warrant equity	745	837
Accumulated other comprehensive loss Accumulated other comprehensive incom	(2,084)	(784)
Accumulated deficit	(269,332)	(275,404)

Total stockholders’ equity	67,482	62,122

Total liabilities and stockholders’ equity	$252,132	$237,810

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$6,072	$3,478
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,895	4,389
Deferred taxes	—	851
Minority interests	2,816	2,539
(Earnings) losses from equity investments	(217)	1,706
Gain on sales and disposals of fixed assets	(69)	(88)
Gain on sales of businesses	(145)	—
Non-cash compensation expense	357	390
Other	251	15
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,309)	(1,671)
Prepaid expenses, inventory and other current assets	479	358
Accounts payable and accrued liabilities	11,676	3,332

Cash from operating activities	22,806	15,299

INVESTING ACTIVITIES
Purchases of fixed assets	(851)	(3,671)
Proceeds from sales of fixed assets	165	243
Distributions and loan payments received from equity investments	601	1,431
Acquisitions and equity investments	(2,984)	(2,718)
Divestitures of business	1,179	—
Proceeds from sales of short-term investments	—	3,225
Purchases of short-term investments	—	(3,750)
Other	29	(10)

Cash used for investing activities	(1,861)	(5,250)

FINANCING ACTIVITIES
Restricted cash movement	(14)	—
Principal payments of debt financing and capital leases	(13,199)	(1,926)
Proceeds from debt financing	5,384	167
Capitalized debt costs	(534)	—
Distributions to minority interests	(2,746)	(2,357)
Proceeds from issuances of common stock	231	122

Cash used for financing activities	(10,878)	(3,994)

Net increase in cash and cash equivalents during the period	10,067	6,055
Cash and cash equivalents, beginning of period	12,925	28,917

Cash and cash equivalents, end of period	$22,992	$34,972

     See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED) (In thousands)

	COMMON STOCK
			OPTION	ACCUMULATED
			AND	OTHER
			WARRANT	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	EQUITY	LOSS	DEFICIT	TOTAL
Balance December 31, 2007	50,140	$337,473	$837	$(784)	$(275,404)	$62,122
Shares issued as part of the employee share purchase plan and 401(k) plan	21	61				61
Exercise of stock options	86	259	(89)			170
Options expired or forfeited		3	(3)			—
Stock based compensation		357				357
Comprehensive income
Deferred hedge loss				(1,300)		(1,300)
Net income					6,072	6,072

Balance March 31, 2008	50,247	$338,153	$745	$(2,084)	$(269,332)	$67,482
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 filed by TLC Vision Corporation (the “Company” or “TLCVision”) with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. The consolidated financial statements as of December 31, 2007 and unaudited interim consolidated financial statements for the three months ended March 31, 2008 and 2007 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
     The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 82 centers that provide corrective laser surgery, of which 68 are majority owned and 14 centers are minority-owned. In its doctor services businesses, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care businesses, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc. (“OccuLogix”), a company pursuing treatments for selected eye diseases. See Note 10, “Segment Information,” for more details regarding the Company’s reportable segments.
     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, the unaudited interim consolidated financial statements for the three months ended March 31, 2007 include certain reclassifications to conform with classifications for the three months ended March 31, 2008, to better reflect changes in the Company’s current portfolio of centers.
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for the three months ended March 31, 2007.

     Below is the summarized, combined condensed statement of income for discontinued operations:

THREE MONTHS ENDED
MARCH 31, 2007
Total revenues	$848
Gross profit	307
Operating income	21

Income from discontinued operations before income taxes	195
Income tax expense	—

Income from discontinued operations, net of tax	$195

Earnings per share from discontinued operations — basic	$0.00

Earnings per share from discontinued operations — diluted	$0.00

2. ACQUISITIONS AND DISPOSITIONS
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the three months ended March 31, 2008 and 2007, the Company made acquisition and equity investments of $3.0 million and $2.7 million, respectively, to acquire or invest in several entities, none of which was individually material. Of the 2008 and 2007 investment amounts, approximately $2.0 million and $2.8 million, respectively, related to cash paid for the earn-out of the 2005 TruVision acquisition, which has been included in the purchase price allocation.
     On May 30, 2007 the Company entered into an agreement with JEGC OCC Corp (the “Purchaser”) for the sale of all of its common shares of OccuLogix. The agreement provided for a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix’s common stock for $2.0 million and recorded a gain of $0.9 million. Immediately following the sale of stock, the Company owned approximately 33% of OccuLogix’s outstanding stock. The Company agreed to sell the remaining shares subject to certain conditions, including the ability of the Purchaser to obtain financing. As of March 31, 2008, the Purchaser had not been able to complete the purchase of the Company’s remaining 18.8 million common shares of OccuLogix. The Purchaser retains a non-exclusive right to purchase the shares under the agreement, which remains in effect subject to both parties’ rights to terminate the agreement.
3. INVESTMENTS AND OTHER ASSETS
     As of March 31, 2008, the Company owned approximately 33%, or 18.8 million shares, of OccuLogix’s issued and outstanding common stock with a fair market value of $1.1 million based on the March 31, 2008 closing price of OccuLogix’s common stock.
     Beginning on April 1, 2006 the Company accounted for the results of OccuLogix using the equity method. Since December 31, 2007 the Company has suspended use of equity method accounting for OccuLogix as the Company’s equity investment balance in OccuLogix reached $0 due to continual losses incurred by OccuLogix. For the three months ended March 31, 2008 and 2007, the Company recognized $0 and $2.5 million of equity losses from OccuLogix.
     For the three months ended March 31, 2007, OccuLogix, Inc. reported the following:

THREE MONTHS ENDED
MARCH 31, 2007
Net sales	$90
Gross profit	58
Net loss from continuing operations	(2,991)
Net loss from discontinued operations	(1,282)
Net loss	$(4,273)

     OccuLogix’s history of losses and financial condition raise substantial doubt about its ability to continue as a going concern.
4. LONG-TERM DEBT
     Long-term debt consists of:

	MARCH 31,	DECEMBER 31,
	2008	2007
Senior term loan; weighted average interest rate of 9.73% and 8.16% at March 31, 2008 and December 31, 2007, respectively	$76,667	$82,748
Capital lease obligations, payable through 2013, interest at various rates	16,822	17,389
Sale-leaseback debt — interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn $7.2 and Cdn $7.4 million at March 31, 2008 and December 31, 2007, respectively)	5,897	6,297
Other	3,906	3,715

	103,292	110,149
Less current portion	7,744	11,732

	$95,548	$98,417

     During June 2007, the Company entered into a $110.0 million credit facility (“Credit Facility”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of March 31, 2008, $76.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of March 31, 2008, no borrowings were outstanding under this portion of the facility.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at March 31, 2008 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow exists as defined in the Agreement. For the year ended December 31, 2007, it was determined the Company had excess cash flow as defined under the terms of the Credit Facility. As a result, the Company was required to make an additional principal payment of $1.7 million during the three months ended March 31, 2008. In addition, $3.0 million of optional prepayments were made during the three months ended March 31, 2008, which were partially applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being due on June 30, 2009.
     During February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the Credit Facility. The ratio covenant changes were effective for the period beginning after September 30, 2007. The amendment raised the interest rate margin on all of the Company’s debt under the Credit Facility by 2.50% per annum, effective February 2008. The Company has accounted for the amendment as a modification of debt. The amendment resulted in the Company incurring various creditor and legal fees of $0.5 million, which were capitalized to the extent allowable during the quarter ending March 31, 2008 and will be amortized through 2013.

5. INTEREST RATE SWAP AGREEMENT
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of the cash flows in interest payments for a majority of the total variable rate debt. Under the agreement entered August 2007, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 5.0% on notional amounts ranging from $20 to $42 million over the life of the swap agreement, which matures on April 1, 2010. Under the agreement entered December 2007, with an effective date of January 2, 2008, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 3.9% on notional amounts ranging from $20 to $32 million over the life of the swap agreement, which matures on April 1, 2010.
     As of March 31, 2008 the outstanding notional amount of the interest rate swaps was $62 million and the Company has recorded a liability of $2.1 million to recognize the fair value of the interest derivatives. The net offset is recorded in accumulated other comprehensive income, as the instruments have been designated as qualifying cash flow hedges.
     Refer to Note 12, “Fair Value Measurement,” for information regarding the Company’s January 1, 2008 adoption of Statement of Financial Accounting Standards 157, “Fair Value Measurements,” and its impact relating to the Company’s interest rate swaps.
6. STOCK-BASED COMPENSATION
     Total stock-based compensation for each of the three month periods ended March 31, 2008 and 2007 was $0.4 million ($0.3 million after tax or less than $0.01 per basic and diluted share) and was related to the TLCVision Stock Option Plan and its Employee Share Purchase Plan.
     As of March 31, 2008, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $3.8 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires January 2012 for certain options.
     For awards granted prior to the January 1, 2006 adoption of Statement 123(R), the Company uses the attribution method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” to amortize stock-based compensation cost. For awards granted subsequent to the adoption of Statement 123(R), the Company uses the straight-line method to amortize stock-based compensation cost.
     The Company granted options for 6,000 and no shares during the three months ended March 31, 2008 and 2007, respectively.
7. OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net includes the following operating items:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Gain on sales and disposals of fixed assets	$(69)	$(88)
Center closing costs	—	128
Gain on sales of subsidiaries	(145)	—
Severance accruals for employees under terms of employment contracts	—	425
Miscellaneous (income)	17	(27)

	$(197)	$438

8. INCOME TAXES
     The Company’s tax provision for interim periods is determined using an estimate of its annual tax expense based on the forecasted taxable income for the full year. The Company believes that there is the potential for volatility in its 2008 effective tax rate due to several factors, primarily from the impact of any changes to the forecasted earnings and the nature of net operating loss carry-forwards utilized. The Company’s 2008 effective tax rate is estimated to be lower than the statutory rate primarily due to the nature of net operating loss carry-forwards.
     As of March 31, 2008, the Company continues to believe that there is insufficient evidence to recognize certain deferred tax assets. The Company continues to carry a full valuation allowance to offset its deferred tax assets. The determination of the appropriate amount of deferred tax asset to recognize is made each quarter primarily based on expected taxable income in future years, trends of historical taxable income, and other relevant factors.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of net operating losses (NOLs). Such NOL limitations result upon the occurrence of certain events, including an “ownership change,” as that term is defined by Section 382.
     Under Section 382, when an “ownership change” occurs, the calculation of the annual NOL limitation is affected by several factors, including the number of shares outstanding and the trading price before the “ownership change” occurred. Based upon documents publicly filed during February 2008, a shareholder acquired a significant amount of shares during the quarter ended March 31, 2008. When combined with other recent shareholder transactions, it is reasonably possible this transaction could trigger another ‘ownership change’. The Company has engaged a tax service provider to perform a comprehensive IRC Section 382 study to determine if an ‘ownership change’ occurred and if so, the specific limitations related to certain of its net operating loss carry forwards. That study is expected to be completed during the second quarter of 2008. Depending on the results of this comprehensive study, it is possible that the utilization of a significant amount of the Company’s net operating losses will be limited in future periods, thus reaching expiration.
     The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1994 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.
9. EARNINGS PER SHARE
     Below is a reconciliation of basic and diluted per share detail to net income and loss:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Net income from continuing operations	$6,072	$3,283
Net income from discontinued operations	—	195

Net income	$6,072	$3,478

Weighted-average shares outstanding — basic	50,239	69,129
Stock options	43	522

Weighted-average shares outstanding — diluted	50,282	69,651

Earnings per share from continuing operations	$0.12	$0.05

Earnings per share from continuing operations, diluted	$0.12	$0.05

Earnings per share	$0.12	$0.05

Earnings per share, diluted	$0.12	$0.05

10. SEGMENT INFORMATION
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. Prior to 2007, the Company aggregated the refractive centers and access operations into one reportable segment. Beginning in 2007, the Company realigned its organization such that the refractive access segment is now being managed and reported separately. The Company has three lines of business and six reportable segments including “Other” as follows:
•	Refractive Centers: The refractive centers business provides the majority of the Company’s revenue and is in the business of providing corrective laser surgery (principally LASIK) in fixed sites typically branded under the TLC name.
•	Doctor Services: The doctor services business provides a variety of services and products directly to doctors and the facilities in which they perform surgery. It consists of the following segments:
•	Mobile Cataract: The mobile cataract segment provides technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery as well as treatment of other eye diseases.
•	Refractive Access: The refractive access segment assists surgeons in providing corrective laser surgery in their own practice location by providing refractive technology, technicians, service and practice development support at the surgeon’s office.
•	Other: The Company has an ownership interest in businesses that manage surgical and secondary care centers. None of these businesses meets the quantitative criteria to be disclosed separately as a reportable segment and they are included in “Other” for segment disclosure purposes.
•	Eye Care: The eye care business consists of two business segments:
•	Optometric Franchising: The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States and Canada.
•	Age-Related Macular Degeneration (“AMD”): The AMD segment includes the Company’s ownership interest in OccuLogix, which is currently pursuing commercial applications for dry eye disease.
     Corporate depreciation and amortization of $0.6 million and $0.7 million for the three months ended March 31 2008 and 2007, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.
     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, prior year figures may vary from previously reported financials in order to better reflect changes in the Company’s current portfolio of centers.

     The Company’s reportable segments are as follows:

	DOCTOR SERVICES				EYE CARE
THREE MONTHS ENDED MARCH 31, 2008	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$58,967	$10,290	$9,197	$5,576	$6,325	$—	$90,355
Cost of revenues (excluding amortization)	37,357	7,361	6,890	3,890	2,822	—	58,320

Gross profit	21,610	2,929	2,307	1,686	3,503	—	32,035

Segment expenses:
Marketing and sales	8,924	38	1,591	129	969	—	11,651
G&A, amortization and other	2,240	(19)	1,086	319	41	—	3,667
Minority interests	1,039	43	—	686	1,048	—	2,816
(Earnings) losses from equity investments	(6)	—	—	(211)	—	—	(217)

Segment profit (loss)	$9,413	$2,867	$(370)	$763	$1,445	$—	$14,118

Corporate operating expenses							(5,333)
Interest expense, net							(2,266)
Income tax expense							(447)

Net income							6,072

Depreciation and amortization	$3,146	$675	$686	$376	$12	$—	$4,895

	DOCTOR SERVICES				EYE CARE
THREE MONTHS ENDED MARCH 31, 2007	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$51,784	$10,716	$8,875	$5,399	$5,572	$—	$82,346
Cost of revenues (excluding amortization)	34,236	7,739	6,328	3,734	2,475	—	54,512

Gross profit	17,548	2,977	2,547	1,665	3,097	—	27,834

Segment expenses:
Marketing and sales	6,065	342	907	91	1,030	—	8,435
G&A, amortization and other	3,173	(102)	981	348	31	—	4,431
Minority interests	845	65	—	640	898	—	2,448
(Earnings) losses from equity investments	(514)	—	—	(297)	—	2,517	1,706

Segment profit (loss)	$7,979	$2,672	$659	$883	$1,138	$(2,517)	$10,814

Corporate operating expenses							(6,708)
Interest income, net							128
Income tax expense							(951)

Net income from continuing operations							3,283
Net income from discontinued operations							195

Net income							3,478

Depreciation and amortization from continuing operations	$2,746	$558	$711	$330	$14	$—	$4,359
Depreciation and amortization from discontinued operations							30

Depreciation and amortization							$4,389

11. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Capital lease obligations relating to equipment purchases	$957	$1,629
Other comprehensive loss on hedge	1,300	—
Option and warrant reduction	92	5
     Cash paid for the following:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Interest	$850	$440
Income taxes	758	150
12. FAIR VALUE MEASUREMENT
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company as of January 1, 2008. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s 2009 fiscal year as it relates to fair value measurement requirements for nonfinancial assets, such as goodwill, and liabilities that are not remeasured at fair value on a recurring basis. The Company’s adoption of SFAS 157 did not have a material impact on the financial statements.
     The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
     The Company accounts for its interest rate swaps at fair value and at March 31, 2008 had liabilities (amounts due to counterparties) of $2.1 million, which were reported on the balance sheet as other long-term liabilities. The interest rate swaps are valued using inputs obtained in quoted public markets (Level 2).
     The Company also uses fair value measurements when it periodically evaluates the recoverability of goodwill and other intangible assets, and when preparing annual fair value disclosures regarding the company’s long-term debt portfolio.
13. CONTINGENCIES
     On February 21, 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. The lawsuit has been stayed and the complaint is in arbitration. Atwood challenges the calculation of the first of three annual earn-out payments set forth in the merger agreement. The Company continues to vigorously defend this action. Although the arbitration was not completed and no settlement was reached during the quarter ended March 31, 2008, the Company made an additional provision for the potential outcome of this arbitration as it relates to the earn-out payment per the original

Agreement. Such provision did not impact net income as earn-out payments are considered additional purchase consideration and recorded as additional goodwill related to the acquisition.
14. RECENT ACCOUNTING STANDARDS PENDING ADOPTION
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. The Company will adopt SFAS 161 on January 1, 2009 and management is currently evaluating the potential impact on the financial statements when implemented.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires the Company to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS 141(R), adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. The Company will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. The Company will adopt SFAS 160 beginning January 1, 2009 and management is currently evaluating the potential impact on the financial statements when implemented.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q (together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-Q”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “believes,” “could,” “might,” “anticipate,” “estimate,” “plans,” “intends” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Unless the context indicates or requires otherwise, references in this Form 10-Q to the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission.

OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improved vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 82 centers that provide corrective laser surgery, of which 68 are majority owned and 14 centers are minority-owned. In its doctor services segment, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care segment, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc., a company pursuing treatments for selected eye diseases.
     The Company serves surgeons who performed approximately 76,000, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during each of the three months ended March 31, 2008 and 2007. Included in the 2007 procedure volume are approximately 1,000 procedures associated with the Company’s discontinued operations. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data.
     The Company continually assesses patient, optometric and ophthalmic industry trends as it strives to improve laser vision correction revenues and procedure volumes. On November 8, 2006, the Company announced its intention to reposition a majority of its wholly-owned refractive centers by introducing a lower entry-level price and adding a direct-to-consumer marketing message to its existing optometric-referral patient acquisition model. The direct-to-consumer marketing approach resulted in significantly higher marketing expense during the three months ended March 31, 2008 and 2007 in comparison to prior years. The repositioning helped to drive increased revenues during the three months ended March 31, 2008. The Company anticipates that it will continue its high level of direct-to-consumer marketing during fiscal 2008, which could increase several operating metrics in future periods. Operating metrics that could be affected include refractive volume, refractive revenues and marketing expenses, while the impact on net income will be dependent, in part, on the magnitude of these increases and the ability of marketing to drive additional procedures.
RECENT DEVELOPMENTS
     The Company’s strategy includes periodic acquisitions of, or investments in entities that operate within its chosen markets. During the three months ended March 31, 2008 and 2007, the Company made acquisition and equity investments of $3.0 million and $2.7 million, respectively, to acquire or invest in several entities, none of which was individually material. Of the 2008 and 2007 investment amounts, approximately $2.0 million and $2.8 million, respectively, related to cash paid.
     During February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the Credit Facility. The ratio covenant changes were effective for the period beginning on September 30, 2007. The amendment raised the interest rate margin on all of the Company’s debt under the Credit Facility by 2.50% per annum, effective February 2008. The Company has accounted for the amendment as a modification of debt. The amendment resulted in the Company incurring various creditor and legal fees of $0.5 million, which were capitalized to the extent allowable during the quarter ending March 31, 2008 and will be amortized through 2013.
RESULTS OF OPERATIONS
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for the three months ended March 31, 2007.

     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, the unaudited interim consolidated financial statements for the three months ended March 31, 2007 include certain reclassifications to conform with classifications for the three months ended March 31, 2008, to better reflect changes in the Company’s current portfolio of centers.
     The following table sets forth certain center and procedure operating data for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	68	67
Number of minority-owned eye care centers at end of period	14	11

Number of TLCVision branded eye care centers at end of period	82	78

Number of laser vision correction procedures:
Majority-owned centers	34,600	31,700

Minority-owned centers	6,000	6,300

Total TLCVision branded center procedures	40,600	38,000

Total access procedures	16,200	18,900

Total laser vision correction procedures	56,800	56,900

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007
     Total revenues for the three months ended March 31, 2008 were $90.4 million, an increase of $8.1 million (10%) over revenues of $82.3 million for the three months ended March 31, 2007. The increase in revenue resulted from growth in all three businesses: refractive centers, doctor services and eye care.
     Revenues from refractive centers for the three months ended March 31, 2008 were $59.0 million, an increase of $7.2 million (14%) from revenues of $51.8 million for the three months ended March 31, 2007. The increase in revenues from centers resulted from a combination of increases in center procedures, which accounted for an increase in revenues of approximately $4.8 million, and an increased mix of higher priced procedures, which accounted for approximately $2.4 million of the revenue increase. For the three months ended March 31, 2008, majority-owned center procedures were approximately 34,600, an increase of 2,900 (9%) from 31,700 procedures for the three months ended March 31, 2007.
     Revenues from doctor services for the three months ended March 31, 2008 were $25.1 million, an increase of $0.1 million from revenues of $25.0 million for the three months ended March 31, 2007. The revenue increase from doctor services was due to increases in the Company’s mobile cataract and other segments, partially offset by a revenue decrease in refractive access.
     Revenues from the Company’s mobile cataract segment for the three months ended March 31, 2008 were $9.2 million, an increase of $0.3 million (4%) from revenues of $8.9 million for the three months ended March 31, 2007. The increase in mobile cataract revenue was due to increased surgical procedure volume of 5%.
     Revenues from the refractive access services segment for the three months ended March 31, 2008 were $10.3 million, a decrease of $0.4 million (4%) from revenues of $10.7 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, excimer procedures declined by 2,700 (14%) from the prior year period on lower customer demand and a slight decrease in customers, which accounted for a decrease in revenues of approximately $1.5 million. This decrease in access revenues was partially offset by higher average pricing and mobile Intralase revenues, which together increased access revenues by approximately $1.1 million.
     Revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended March 31, 2008 were $5.6 million, an increase of $0.2 million (3%) from revenues of

$5.4 million for the three months ended March 31, 2007. The revenue increase was primarily driven by a 14% increase in procedures, partially offset by less favorable procedure mix.
     Revenues from eye care for the three months ended March 31, 2008 were $6.3 million, an increase of $0.7 million (14%) from revenues of $5.6 million for the three months ended March 31, 2007. This increase was primarily due to an 11% increase in the total number of franchisees that it serves.
     Total cost of revenues (excluding amortization expense for all segments) for the three months ended March 31, 2008 were $58.3 million, an increase of $3.8 million (7%) over the cost of revenues of $54.5 million for the three months ended March 31, 2007.
     The cost of revenues from refractive centers for the three months ended March 31, 2008 was $37.4 million, an increase of $3.2 million (9%) from cost of revenues of $34.2 million for the three months ended March 31, 2007. This increase was attributable to an increase in center procedures, which accounted for an increase in cost of revenues of approximately $3.2 million. Gross margins for centers increased to 37% during the three months ended March 31, 2008 from 34% in the prior year period. The increase in margin was primarily due to contribution margins on higher sales volume.
     The cost of revenues from doctor services for the three months ended March 31, 2008 was $18.1 million, an increase of $0.3 million from cost of revenues of $17.8 million for the three months ended March 31, 2007. This increase was due to the following:
     The cost of revenues from the Company’s mobile cataract segment for the three months ended March 31, 2008 was $6.9 million, an increase of $0.6 million (9%) from cost of revenues of $6.3 million for the three months ended March 31, 2007. This percentage increase was primarily due to higher cataract procedure volume and decreased margins on higher unit volume sales.
     The cost of revenues from refractive access segment for the three months ended March 31, 2008 was $7.4 million, a decrease of $0.3 million (5%) from cost of revenues of $7.7 million for the three months ended March 31, 2007. This decrease was primarily attributable to $1.1 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $0.8 million primarily associated with higher cost procedures and the mobile Intralase offering. Gross margins increased to 29% during the three months ended March 31, 2008 from 28% in the prior year period.
     The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended March 31, 2008 was $3.9 million, an increase of $0.2 million (4%) from cost of revenues of $3.7 million for the three months ended March 31, 2007. The increase was consistent with the increase in revenues, resulting from the increase in procedures.
     The cost of revenues from eye care for the three months ended March 31, 2008 was $2.8 million, an increase of $0.3 million (14%) from cost of revenues of $2.5 million for the three months ended March 31, 2007. The increase was consistent with the increase in revenues.
     General and administrative expenses of $8.4 million for the three months ended March 31, 2008 decreased $1.5 million from $9.9 million for the three months ended March 31, 2007. The decrease was primarily related to lower salary and professional fees.
     Marketing expenses increased to $11.7 million for the three months ended March 31, 2008 from $8.4 million for the three months ended March 31, 2007. The $3.3 million increase was primarily due to increased spending associated with the Company’s refractive centers growth initiatives.
     Other operating income increased to $0.2 million for the three months ended March 31, 2008 from other operating expense of $0.4 million for the three months ended March 31, 2007. The increase in other operating income was primarily related to a $0.1 million gain from the sale of businesses during the three months ended March 31, 2008 and center closing and severance costs of $0.5 million incurred in 2007.

     Interest income decreased to $0.2 million for the three months ended March 31, 2008 from $0.6 million for the three months ended March 31, 2007. This $0.4 million decrease was primarily due to lower interest earnings related to lower average cash and short-term investment balances over the prior year.
     Interest expense increased to $2.5 million for the three months ended March 31, 2008 from $0.4 million for the three months ended March 31, 2007. This $2.1 million increase reflects the leveraged re-capitalization of the Company during 2007 and was primarily due to interest on borrowings under the new Credit Facility. The average interest rate for the three months ended March 31, 2008 was 9.3%, which includes the impact of deferred loan costs and other fees of approximately 1.1%.
     Minority interest expense increased to $2.8 million for the three months ended March 31, 2008 from $2.4 million for the three months ended March 31, 2007 due primarily to higher profits in non-wholly owned entities.
     Earnings from equity investments were $0.2 million for the three months ended March 31, 2008 compared to losses of $1.7 million for the three months ended March 31, 2007. The $1.9 million increase primarily resulted from the Company no longer recognizing losses generated by the Company’s investment in OccuLogix, Inc., which amounted to approximately $2.5 million in equity losses during the three months ended March 31, 2007, partially offset by lower equity earnings of $0.6 million in the Company’s remaining investments.
     For the three months ended March 31, 2008, the Company recognized income tax expense of $0.4 million, which was determined using an estimate of the Company’s 2008 total annual tax expense based on the forecasted taxable income for the full year. For the three months ended March 31, 2007, the Company recognized income tax expenses of $1.0 million. Included in prior year income taxes was a $1.9 million benefit from the reversal of deferred tax valuation allowances.
     Income from discontinued operations for the three months ended March 31, 2007 include the net operating results from two ambulatory surgery centers that were sold in 2007, which were formerly included in the Company’s doctor services business. These discontinued operations generated net sales of approximately $0.8 million and income of $0.2 million for the three months ended March 31, 2007.
     Net income for the three months ended March 31, 2008 was $6.1 million, or $0.12 per basic and diluted share, compared $3.5 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2007. This $2.6 million increase was primarily a result of the $4.2 million gross profit increase, the $1.5 million decrease in general and administrative expense, the $1.9 million favorable change in equity investment earnings, and the $0.5 million favorable change in income tax expense, partially offset by increased marketing and interest expense of $3.3 million and $2.1 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     During the three months ended March 31, 2008, the Company continued to focus its activities primarily on the final implementation of its strategic growth initiatives. Cash and cash equivalents at March 31, 2008 was $23.0 million, an increase of $10.1 million from December 31, 2007. This increase was due to $22.8 million of cash generated by operating activities, partially offset by capital expenditures, acquisition and equity investments, principal payments of debt, capitalized debt costs and distributions to minority interests. Working capital at March 31, 2008 was ($8.6) million, a favorable change of $2.5 million from ($11.1) million at December 31, 2007. This change was primarily due to a $10.1 million increase in cash and cash equivalents, a $2.7 million increase in accounts receivable and a $4.0 million decrease in current debt, partially offset by $7.2 million and $6.5 million increases in accounts payable and accrued liabilities, respectively.
     The Company’s principal cash requirements have included normal operating expenses, debt repayments, distributions to minority partners, capital expenditures, acquisitions and investments.
     During the three months ended March 31, 2008, the Company invested $0.9 million in fixed assets and received vendor lease financing for an additional $1.0 million.
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

     During June 2007, the Company entered into a $110.0 million credit facility (“Credit Facility”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of March 31, 2008, $76.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of March 31, 2008, no borrowings were outstanding under this portion of the facility.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at March 31, 2008 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow exists. For the year ended December 31, 2007, it was determined the Company had excess cash flow as defined under the terms of the Credit Facility. As a result, the Company was required to make an additional principal payment of $1.7 million during the three months ended March 31, 2008. In addition, $3.0 million of optional prepayments were made during the three months ended March 31, 2008, which were partially applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being due on June 30, 2009.
     During February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the Credit Facility. The ratio covenant changes were effective for the period beginning after September 30, 2007. The amendment raised the interest rate margin on all of the Company’s debt under the Credit Facility by 2.50% per annum, effective February 2008. The Company has accounted for the amendment as a modification of debt. The amendment resulted in the Company incurring various creditor and legal fees of $0.5 million, which were capitalized to the extent allowable during the quarter ending March 31, 2008 and will be amortized through 2013.
     The Company estimates that existing cash balances, together with funds expected to be generated from operations and available through credit facilities, will be sufficient to fund the Company’s anticipated level of operations and expansion plans for at least the next 12 months.
CASH FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $22.8 million for the three months ended March 31, 2008. The cash flows provided by operating activities during the three months ended March 31, 2008 were primarily due to a net income of $6.1 million plus non-cash items including depreciation and amortization of $4.9 million, minority interests of $2.8 million and a decrease in net operating assets of $8.8 million. The decrease in net operating assets consisted of a $0.5 million decrease in prepaid expenses and other current assets, and a $11.7 million increase in accounts payable and accrued liabilities, partially offset by a $3.3 increase in accounts receivable. The increase in accounts payable was primarily due to the timing of payments and the increase in accounts receivable was primarily due to higher revenues from the doctor services and eye care businesses.

CASH FROM INVESTING ACTIVITIES
     Net cash used in investing activities was $1.9 million for the three months ended March 31, 2008. The cash used in investing activities included capital expenditures of $0.9 million and acquisitions and investments of $3.0 million. These cash outflows were partially offset by $0.6 million of distributions and loan payments received from equity investments, proceeds from the sales of fixed assets of $0.2 million and $1.2 million of proceeds received on the divestitures of businesses.
CASH FROM FINANCING ACTIVITIES
     Net cash used in financing activities was $10.9 million for the three months ended March 31, 2008. Net cash used during this period was primarily related to repayment of certain notes payable and capitalized lease obligation of $13.2 million, capitalized debt costs of $0.5 million and $2.7 million of distributions to minority interests. Partially offsetting the cash used in financing activities were proceeds from debt financing of $5.4 million and issuances of common stock of $0.2 million.
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
     There have been no significant changes in the Company’s internal controls over financial reporting during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On February 21, 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. The lawsuit has been stayed and the complaint is in arbitration. Atwood challenges the calculation of the first of three annual earn-out payments set forth in the merger agreement. The Company continues to vigorously defend this action. Although the arbitration was not completed and no settlement was reached during the quarter ended March 31, 2008, the Company made an additional provision for the potential outcome of this arbitration as it relates to the earn-out payment per the original Agreement. Such provision did not impact net income as earn-out payments are considered additional purchase consideration and recorded as additional goodwill related to the acquisition.
     There have been no material changes in legal proceedings from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2007.
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

TLC VISION CORPORATION
By:	/s/ James C. Wachtman
James C. Wachtman Chief Executive Officer May 7, 2008

By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer May 7, 2008

EXHIBIT INDEX

No.	Description

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350