Form 10-Q
period 2008-06-30
TLC VISION CORP
filed 2008-08-06
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes ☑ No
     As of August 5, 2008 there were 50,352,569 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenues:
Refractive centers	$39,057	$47,006	$98,024	$98,790
Doctor services	25,528	24,861	50,591	49,851
Eye care	9,512	8,214	15,837	13,786

Total revenues	74,097	80,081	164,452	162,427

Cost of revenues (excluding amortization expense shown below):
Refractive centers	29,409	32,705	66,766	66,941
Doctor services	18,680	17,659	36,821	35,460
Eye care	4,691	3,959	7,513	6,434

Total cost of revenues (excluding amortization expense shown below)	52,780	54,323	111,100	108,835

Gross profit	21,317	25,758	53,352	53,592

General and administrative	6,986	8,940	15,353	18,857
Marketing and sales	10,209	10,686	21,860	19,121
Amortization of intangibles	803	918	1,633	1,702

Other (income) expense, net	(359)	96	(556)	534

	17,639	20,640	38,290	40,214

Operating income from continuing operations	3,678	5,118	15,062	13,378

Gain on sale of OccuLogix, Inc. stock	—	933	—	933
Interest income	216	579	426	1,147
Interest expense	(2,414)	(689)	(4,890)	(1,129)
Minority interest expense	(3,076)	(2,643)	(5,892)	(5,091)
Loss from equity investments	(319)	(1,115)	(102)	(2,821)

(Loss) income from continuing operations before income taxes	(1,915)	2,183	4,604	6,417
Income tax expense	(285)	(1,653)	(732)	(2,604)

(Loss) income from continuing operations	(2,200)	530	3,872	3,813
Income from discontinued operations, net of tax	—	346	—	541

Net (loss) income	$(2,200)	$876	$3,872	$4,354

(Loss) earnings per share from continuing operations – basic	$(0.04)	$0.01	$0.08	$0.06

(Loss) earnings per share from continuing operations – diluted	$(0.04)	$0.01	$0.08	$0.06

(Loss) earnings per share – basic	$(0.04)	$0.01	$0.08	$0.06

(Loss) earnings per share – diluted	$(0.04)	$0.01	$0.08	$0.06

Weighted average number of common shares outstanding — basic	50,292	68,054	50,265	68,589

Weighted average number of common shares outstanding — diluted	50,292	68,581	50,293	69,104
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,061	$12,925
Accounts receivable, net	18,655	18,076
Prepaid expenses, inventory and other	14,771	14,882

Total current assets	47,487	45,883

Restricted cash	208	1,101
Investments and other assets	17,711	17,524
Goodwill	101,895	94,346
Other intangible assets, net	15,474	17,020
Fixed assets, net	57,505	61,936

Total assets	$240,280	$237,810

LIABILITIES
Current liabilities:
Accounts payable	$23,427	$17,177
Accrued liabilities	22,270	28,115
Current maturities of long-term debt	7,716	11,732

Total current liabilities	53,413	57,024

Long term-debt, less current maturities	94,524	98,417
Other long-term liabilities	9,878	5,023
Minority interests	15,941	15,224

Total liabilities	173,756	175,688

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	338,550	337,473
Option and warrant equity	745	837
Accumulated other comprehensive loss	(1,239)	(784)
Accumulated deficit	(271,532)	(275,404)

Total stockholders’ equity	66,524	62,122

Total liabilities and stockholders’ equity	$240,280	$237,810

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,872	$4,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,877	9,134
Deferred taxes	—	1,939
Minority interests	5,892	5,300
Loss from equity investments	102	2,821
Gain on sales and disposals of fixed assets	(289)	(81)
Gain on sale of OccuLogix, Inc. stock	—	(933)
Gain on sales of businesses	(145)	—
Non-cash compensation expense	711	731
Other	354	117
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(1,881)	(1,790)
Prepaid expenses, inventory and other current assets	111	(687)
Accounts payable and accrued liabilities	3,943	796

Cash provided by operating activities	22,547	21,701

INVESTING ACTIVITIES
Purchases of fixed assets	(1,957)	(7,281)
Proceeds from sales of fixed assets	550	268
Proceeds from sale of OccuLogix, Inc. stock, net	—	2,000
Distributions and loan payments received from equity investments	945	1,857
Acquisitions and equity investments	(7,533)	(3,889)
Divestitures of business	1,179	—
Proceeds from sales of short-term investments	—	17,375
Purchases of short-term investments	—	(5,800)
Other	(28)	33

Cash (used in) provided by investing activities	(6,844)	4,563

FINANCING ACTIVITIES
Restricted cash movement	893	—
Principal payments of debt financing and capital leases	(17,411)	(3,497)
Proceeds from debt financing	7,385	85,317
Capitalized debt costs	(534)	(1,631)
Distributions to minority interests	(5,175)	(4,560)
Purchases of treasury stock	—	(115,748)
Proceeds from issuances of common stock	275	2,154

Cash used in financing activities	(14,567)	(37,965)

Net increase (decrease) in cash and cash equivalents during the period	1,136	(11,701)
Cash and cash equivalents, beginning of period	12,925	28,917

Cash and cash equivalents, end of period	$14,061	$17,216

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED) (In thousands)

			OPTION	ACCUMULATED
			AND`	OTHER
	COMMON STOCK		WARRANT	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	EQUITY	LOSS	DEFICIT	TOTAL
Balance December 31, 2007	50,140	$337,473	$837	$(784)	$(275,404)	$62,122

Shares issued as part of the employee share purchase plan and 401(k) plan	71	104				104
Exercise of stock options	86	259	(89)			170
Options expired or forfeited		3	(3)			—
Stock based compensation		711				711
Comprehensive income
Deferred hedge loss				(455)		(455)
Net income					3,872	3,872

Balance June 30, 2008	50,297	$338,550	$745	$(1,239)	$(271,532)	$66,524
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 filed by TLC Vision Corporation (the “Company” or “TLCVision”) with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. The consolidated financial statements as of December 31, 2007 and unaudited interim consolidated financial statements for the three and six months ended June 30, 2008 and 2007 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
     The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 79 centers that provide corrective laser surgery, of which 68 are majority-owned and 11 centers are minority-owned. In its doctor services businesses, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care businesses, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc. (“OccuLogix”), a company pursuing treatments for selected eye diseases. See Note 10, “Segment Information,” for more details regarding the Company’s reportable segments.
     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, the unaudited interim consolidated financial statements for the three and six months ended June 30, 2007 includes certain reclassifications to conform with classifications for the three and six months ended June 30, 2008, to better reflect changes in the Company’s current portfolio of centers.
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2007.

     Below is the summarized, combined condensed statement of income for discontinued operations:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2007
Total revenues	$1,049	$1,897
Gross profit	499	806
Operating income	464	750

Income from discontinued operations before income taxes	346	541
Income tax expense	—	—

Income from discontinued operations, net of tax	$346	$541

Earnings per share from discontinued operations – basic	$0.00	$0.00

Earnings per share from discontinued operations – diluted	$0.00	$0.00

2. ACQUISITIONS AND DISPOSITIONS
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the six months ended June 30, 2008 and 2007, the Company made acquisition and equity investments of $7.5 million and $3.9 million, respectively, to acquire or invest in several entities.
     Included in acquisition and equity investments are cash payments during 2008 and 2007 of approximately $6.5 million and $2.8 million, respectively, related to the Company’s 2005 TruVision acquisition, which have been included in the purchase price allocation. Of the 2008 and 2007 investment amounts, approximately $2.0 and $2.8 million, respectively, related to cash paid for the earn-out of the acquisition, which has been included in the purchase price allocation. The remaining $4.5 million paid during 2008 related to an amendment to the TruVision merger agreement, discussed in further detail below.
     During February 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. Mr. Atwood challenged the calculation of the first of three annual earn-out payments set forth in the merger agreement. The lawsuit was stayed and the complaint was in arbitration until the parties concluded an out-of-court settlement during May 2008. As part of the settlement, the Company and Mr. Atwood agreed to amend the merger agreement, eliminating all current and future earn-out consideration in the amount of $12.3 million, to be made in three installment payments, and certain other immaterial assets. The amendment did not significantly impact net income as the cash payments represent additional purchase consideration and recorded as additional goodwill related to the acquisition.
     On May 30, 2007 the Company entered into an agreement with JEGC OCC Corp (the “Purchaser”) for the sale of all of its common shares of OccuLogix. The agreement provided for a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix’s common stock for $2.0 million and recorded a gain of $0.9 million. Immediately following the sale of stock, the Company owned approximately 33% of OccuLogix’s outstanding stock. The Company agreed to sell the remaining shares subject to certain conditions, including the ability of the Purchaser to obtain financing. As of June 30, 2008, the Purchaser had not been able to complete the purchase of the Company’s remaining 18.8 million common shares of OccuLogix, and the Company and the Purchaser elected to terminate the agreement.
3. INVESTMENTS AND OTHER ASSETS
     As of June 30, 2008, the Company owned approximately 33%, or 18.8 million shares, of OccuLogix’s issued and outstanding common stock with a fair market value of $2.3 million based on the June 30, 2008 closing price of OccuLogix’s common stock.
     Beginning on April 1, 2006 the Company accounted for the results of OccuLogix using the equity method. Since December 31, 2007 the Company has suspended use of equity method accounting for OccuLogix as the Company’s equity investment balance in OccuLogix reached $0 due to continual losses incurred by OccuLogix and the Company is not required to provide any additional funding to OccuLogix. For the six months ended June 30, 2008 and 2007, the Company recognized $0 and $4.1 million of equity losses from OccuLogix.
     On July 21, 2008 OccuLogix filed an amendment to its Annual Report on Form 10-K/A for its fiscal year ended December 31, 2007 to amend and restate its consolidated balance sheets as of December 31, 2007 and 2006 and related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2007 and 2006. In addition, OccuLogix restated selected quarterly financial data within the Form 10-K/A. The Company has reviewed OccuLogix’s restatement in accordance with Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impact of OccuLogix’s restatement on previously filed TLC Vision Corporation financials is immaterial.
     For the three and six months ended June 30, 2007, OccuLogix, Inc. reported the following (as restated):

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2007
Net sales	$—	$90
Gross profit	(33)	25
Net loss from continuing operations	(2,222)	(5,704)
Net loss from discontinued operations	(1,081)	(2,185)
Net loss	$(3,303)	$(7,889)
     OccuLogix’s history of losses and financial condition raise substantial doubt about its ability to continue as a going concern.
4. LONG-TERM DEBT
     Long-term debt consists of:

	JUNE 30,	DECEMBER 31,
	2008	2007
Senior term loan; weighted average interest rate of 7.69% and 8.16% at June 30, 2008 and December 31, 2007, respectively	$76,667	$82,748
Capital lease obligations, payable through 2013, interest at various rates	16,366	17,389
Sale-leaseback debt — interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn $7.0 and Cdn $7.4 million at June 30, 2008 and December 31, 2007, respectively)	5,818	6,297
Other	3,389	3,715

	102,240	110,149
Less current portion	7,716	11,732

	$94,524	$98,417

     During June 2007, the Company entered into a $110.0 million credit facility (“Credit Facility”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the Agreement) and sales of assets or borrowings outside of the normal course of business. As of June 30, 2008, $76.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of June 30, 2008, no borrowings were outstanding under this portion of the facility and approximately $23.9 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.1 million.
The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.

     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at June 30, 2008 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow (as defined in the Agreement) exists. For the year ended December 31, 2007, it was determined the Company had excess cash flow as defined under the terms of the Credit Facility. As a result, the Company was required to make an additional principal payment of $1.7 million during the six months ended June 30, 2008. In addition, $3.0 million of optional prepayments were made during the six months ended June 30, 2008, which were partially applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being due on June 30, 2009.
     During February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the Credit Facility. The ratio covenant changes were effective for the period beginning after September 30, 2007. The amendment raised the interest rate margin on all of the Company’s debt under the Credit Facility by 2.50% per annum, effective February 2008. The Company has accounted for the amendment as a modification of debt. The amendment resulted in the Company incurring various creditor and legal fees of $0.5 million, which were capitalized to the extent allowable during the quarter ended March 31, 2008 and are being amortized through 2013.
5. INTEREST RATE SWAP AGREEMENT
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of cash required for interest payments for a majority of the total variable rate debt. Under the agreement entered August 2007, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 5.0% on notional amounts ranging from $20 to $42 million over the life of the swap agreement, which matures on April 1, 2010. Under the agreement entered December 2007, with an effective date of January 2, 2008, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 3.9% on notional amounts ranging from $20 to $32 million over the life of the swap agreement, which matures on April 1, 2010.
     As of June 30, 2008 the outstanding notional amount of the interest rate swaps was $61 million and the Company has recorded a liability of $1.2 million to recognize the fair value of the interest derivatives. The net offset is recorded in accumulated other comprehensive income, as the instruments have been designated as qualifying cash flow hedges.
     Refer to Note 12, “Fair Value Measurement,” for information regarding the Company’s January 1, 2008 adoption of Statement of Financial Accounting Standards 157, “Fair Value Measurements,” and its impact relating to the Company’s interest rate swaps.
6. STOCK-BASED COMPENSATION
     Total stock-based compensation for each of the three month periods ended June 30, 2008 and 2007 was $0.3 million ($0.3 million after tax or less than $0.01 per basic and diluted share) and was related to the TLCVision Stock Option Plan and the Company’s Employee Share Purchase Plan. Total stock-based compensation for each of the six month periods ended June 30, 2008 and 2007 was $0.7 million ($0.6 million after tax or $0.01 per basic and diluted share during 2008; $0.4 million after tax or less than $0.01 per basic and diluted share during 2007). Total stock-based compensation was related to the TLCVision Stock Option Plan and the Company’s Employee Share Purchase Plan
     As of June 30, 2008, the total unrecognized compensation expense related to TLCVision non-vested awards was approximately $3.4 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires during June 2012 for certain options.

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
     The Company granted options for 30,000 and 36,000 shares during the three and six months ended June 30, 2008, respectively. The Company granted options for 35,000 shares during the three and six months ended June 30, 2007. The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2008 and 2007, respectively: risk-free interest rate of 3.2% and 4.5% for 2008 and 2007, respectively; expected dividend yield of 0%; expected life of 4.4 years and 5.0 years for 2008 and 2007, respectively; and expected volatility of 55% and 63% for 2008 and 2007, respectively.
7. OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net includes the following operating items:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Gain on sales and disposals of fixed assets	$(220)	$7	$(289)	$(81)
Center closing costs	—	13	—	141
Gain on sales of subsidiaries	—	—	(145)	—
Severance accruals for employees under terms of employment contracts	—	109	—	534
Miscellaneous income	(139)	(33)	(122)	(60)

	$(359)	$96	$(556)	$534

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
     As of June 30, 2008, the Company continues to believe that there is insufficient evidence to recognize certain deferred tax assets. The Company continues to carry a full valuation allowance to offset its deferred tax assets. The determination of the appropriate amount of deferred tax asset to recognize is made each quarter primarily based on expected taxable income in future years, trends of historical taxable income, and other relevant factors.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of net operating losses (NOLs). Such NOL limitations result upon the occurrence of certain events, including an “ownership change,” as that term is defined by Section 382.
     Under Section 382, when an “ownership change” occurs, the calculation of the annual NOL limitation is affected by several factors, including the number of shares outstanding and the trading price before the “ownership change” occurred. As a result of recent significant shareholder activity, the Company engaged a tax service provider during 2008 to perform a comprehensive Section 382 study to determine if an ‘ownership change’ occurred during the current fiscal year. The preliminary conclusion of this study, which was reached during the quarter ended June 30, 2008, was that an ownership change occurred in early 2008. Additional analysis is needed to determine the exact impact of the resulting limit on future utilization of the NOL and the amount that will not be utilizable due to expiration. The Company currently estimates that up to $68 million of NOLs will expire as a result; however, this amount is subject to change upon completion of the analysis.

     The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1994 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.
9. EARNINGS PER SHARE
     Below is a reconciliation of basic and diluted per share detail to net income and loss:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net (loss) income from continuing operations	$(2,200)	$530	$3,872	$3,813
Net income from discontinued operations	—	346	—	541

Net (loss) income	$(2,200)	$876	$3,872	$4,354

Weighted-average shares outstanding — basic	50,292	68,054	50,265	68,589
Stock options and warrants *	—	527	28	515
Weighted-average shares outstanding — diluted	50,292	68,581	50,293	69,104

(Loss) earnings per share from continuing operations	$(0.04)	$0.01	$0.08	$0.06
(Loss) earnings per share from continuing operations, diluted	$(0.04)	$0.01	$0.08	$0.06

(Loss) earnings per share	$(0.04)	$0.01	$0.08	$0.06

(Loss) earnings per share, diluted	$(0.04)	$0.01	$0.08	$0.06

*   The total weighted-average number of options that were in the money was 0.1 million for the three months ended June 30, 2008. The effects of including the incremental shares associated with options and warrants are anti-dilutive for the three month period ended June 30, 2008, and are not included in weighted-average shares outstanding-diluted.
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
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2007.
     Corporate depreciation and amortization of $0.6 million for the three months ended June 30, 2008 and 2007 is included in corporate operating expenses. Corporate depreciation and amortization of $1.2 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.
     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, prior year figures may vary from previously reported financials in order to better reflect changes in the Company’s current portfolio of centers.
     The Company’s reportable segments are as follows:

THREE MONTHS ENDED JUNE 30, 2008		DOCTOR SERVICES			EYE CARE
(IN THOUSANDS)
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$39,057	$7,680	$11,153	$6,695	$9,512	$—	$74,097
Cost of revenues (excluding amortization)	29,409	6,373	8,001	4,306	4,691	—	52,780

Gross profit	9,648	1,307	3,152	2,389	4,821	—	21,317

Segment expenses:
Marketing and sales	7,219	38	1,834	100	1,018	—	10,209
G&A, amortization and other	1,804	(187)	1,050	426	6	—	3,099
Minority interests	203	24	—	1,066	1,783	—	3,076
Loss (earnings) from equity investments	664	—	—	(345)	—	—	319

Segment (loss) profit	$(242)	$1,432	$268	$1,142	$2,014	$—	$4,614

Corporate operating expenses							(4,331)
Interest expense, net							(2,198)
Income tax expense							(285)

Net loss							(2,200)

Depreciation and amortization	$3,195	$710	$688	$375	$14	$—	$4,982

THREE MONTHS ENDED JUNE 30, 2007		DOCTOR SERVICES			EYE CARE
(IN THOUSANDS)
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$47,006	$9,332	$9,542	$5,987	$8,214	$—	$80,081
Cost of revenues (excluding amortization)	32,705	7,119	6,824	3,716	3,959	—	54,323

Gross profit	14,301	2,213	2,718	2,271	4,255	—	25,758

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	(933)	(933)
Marketing and sales	8,144	308	1,058	117	1,059	—	10,686
G&A, amortization and other	2,271	(2)	987	824	46	—	4,126
Minority interests	483	39	—	639	1,482	—	2,643
(Earnings) loss from equity investments	(128)	—	—	(371)	—	1,614	1,115

Segment profit (loss)	$3,531	$1,868	$673	$1,062	$1,668	$(681)	$8,121

Corporate operating expenses							(5,828)
Interest expense, net							(110)
Income tax expense							(1,653)

Net income from continuing operations							530
Net income from discontinued operations							346

Net income							876

Depreciation and amortization from continuing operations	$3,062	$577	$722	$340	$16	$—	$4,717
Depreciation and amortization from discontinued operations							28

Depreciation and amortization							$4,745

SIX MONTHS ENDED JUNE 30, 2008		DOCTOR SERVICES			EYE CARE
(IN THOUSANDS)
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$98,024	$17,970	$20,350	$12,271	$15,837	$—	$164,452
Cost of revenues (excluding amortization)	66,766	13,734	14,891	8,196	7,513	—	111,100

Gross profit	31,258	4,236	5,459	4,075	8,324	—	53,352

Segment expenses:
Marketing and sales	16,143	76	3,425	229	1,987	—	21,860
G&A, amortization and other	4,044	(206)	2,136	745	47	—	6,766
Minority interests	1,242	67	—	1,752	2,831	—	5,892
Loss (earnings) from equity investments	658	—	—	(556)	—	—	102

Segment profit (loss)	$9,171	$4,299	$(102)	$1,905	$3,459	$—	$18,732

Corporate operating expenses							(9,664)
Interest expense, net							(4,464)
Income tax expense							(732)

Net income							3,872

Depreciation and amortization	$6,341	$1,385	$1,374	$751	$26	$—	$9,877

SIX MONTHS ENDED JUNE 30, 2007		DOCTOR SERVICES			EYE CARE
(IN THOUSANDS)
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$98,790	$20,048	$18,417	$11,386	$13,786	$—	$162,427
Cost of revenues (excluding amortization)	66,941	14,858	13,152	7,450	6,434	—	108,835

Gross profit	31,849	5,190	5,265	3,936	7,352	—	53,592

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	(933)	(933)
Marketing and sales	14,209	650	1,965	208	2,089	—	19,121
G&A, amortization and other	5,444	(104)	1,968	1,172	77	—	8,557
Minority interests	1,328	104	—	1,279	2,380	—	5,091
(Earnings) losses from equity investments	(642)	—	—	(668)	—	4,131	2,821

Segment profit (loss)	$11,510	$4,540	$1,332	$1,945	$2,806	$(3,198)	$18,935

Corporate operating expenses							(12,536)
Interest income, net							18
Income tax expense							(2,604)

Net income from continuing operations							3,813
Net income from discontinued operations							541

Net income							4,354

Depreciation and amortization from continuing operations	$5,808	$1,135	$1,433	$670	$30	$—	$9,076
Depreciation and amortization from discontinued operations							58

Depreciation and amortization							$9,134
11. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	SIX MONTHS ENDED JUNE 30,
	2008	2007
Capital lease obligations relating to equipment purchases	$2,117	$5,639
Other comprehensive loss on hedge	455	—
Option and warrant reduction	92	507
     Cash paid for the following:

	SIX MONTHS ENDED JUNE 30,
	2008	2007
Interest	$3,474	$941
Income taxes	1,015	1,776
12. FAIR VALUE MEASUREMENT
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. During February 2008, the FASB issued Staff Position No. 157-2 that delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s 2008 adoption of SFAS 157 did not have a material impact on the financial statements and management is currently evaluating the potential impact of the deferred portion of SFAS 157 on the financial statements when implemented.

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
     Cash and cash equivalents of $14.1 million at June 30, 2008 are primarily comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on unadjusted quoted prices in active markets for identical assets (Level 1).
     The Company accounts for its interest rate swaps at fair value and at June 30, 2008 had liabilities (amounts due to counterparties) of $1.2 million, which were reported on the balance sheet as other long-term liabilities. The interest rate swaps are valued using inputs obtained in quoted public markets (Level 2).
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
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improved vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 79 centers that provide corrective laser surgery, of which 68 are majority-owned and 11 centers are minority-owned. In its doctor services segment, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care segment, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc., a company pursuing treatments for selected eye diseases.
     The Company serves surgeons who performed approximately 136,000 and 147,000 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during each of the six months ended June 30, 2008 and 2007, respectively. Included in the 2007 procedure volume are approximately 2,000 procedures associated with the Company’s discontinued operations. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data.
     The Company continually assesses patient, optometric and ophthalmic industry trends as it strives to improve laser vision correction revenues and procedure volumes. On November 8, 2006, the Company announced its intention to reposition a majority of its wholly-owned refractive centers by introducing a lower entry-level price and adding a direct-to-consumer marketing message to its existing optometric-referral patient acquisition model. The direct-to-consumer marketing approach resulted in higher marketing expense during the six months ended June 30, 2008 and 2007 in comparison to prior years, which are designed to increase several operating metrics in future periods. Operating metrics that could be affected include refractive volume, refractive revenues and marketing expenses, while the impact on net income will be dependent, in part, on the magnitude of these increases and the ability of marketing to drive additional procedures.

RECENT DEVELOPMENTS
     Included in acquisition and equity investments are cash payments during 2008 and 2007 of approximately $6.5 million and $2.8 million, respectively, related to the Company’s 2005 TruVision acquisition, which have been included in the purchase price allocation. Of the 2008 and 2007 investment amounts, approximately $2.0 and $2.8 million, respectively, related to cash paid for the earn-out of the acquisition, which has been included in the purchase price allocation. The remaining $4.5 million paid during 2008 related to an amendment to the TruVision merger agreement, discussed in further detail below.
     During February 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. Mr. Atwood challenged the calculation of the first of three annual earn-out payments set forth in the merger agreement. The lawsuit was stayed and the complaint was in arbitration until the parties concluded an out-of-court settlement during May 2008. As part of the settlement, the Company and Mr. Atwood agreed to amend the merger agreement, eliminating all current and future earn-out consideration in the amount of $12.3 million, to be made in three installment payments, and certain other immaterial assets. The amendment did not significantly impact net income as the cash payments represent additional purchase consideration and recorded as additional goodwill related to the acquisition.
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
RESULTS OF OPERATIONS
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2007.
     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, the unaudited interim consolidated financial statements for the three and six months ended June 30, 2007 include certain reclassifications to conform with classifications for the three and six months ended June 30, 2008, to better reflect changes in the Company’s current portfolio of centers.
     The following table sets forth certain center and procedure operating data for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	68	65	68	65
Number of minority-owned eye care centers at end of period	11	14	11	14

Number of TLCVision branded eye care centers at end of period	79	79	79	79

Number of laser vision correction procedures:
Majority-owned centers	22,600	28,400	57,200	60,100
Minority-owned centers	4,500	5,500	10,500	11,800

Total TLCVision branded center procedures	27,100	33,900	67,700	71,900
Total access procedures	11,700	15,700	27,900	34,600

Total laser vision correction procedures	38,800	49,600	95,600	106,500

     It is anticipated that the Company’s planned cash flows from operations and borrowings under the Credit Facility will be sufficient for operating cash requirements for at least the next 12 months. If, however, the recent significant reduction in LASIK demand were to persist for an extended period, it could become necessary for the Company to seek modification of its financing arrangements.
THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007
     Total revenues for the three months ended June 30, 2008 were $74.1 million, a decrease of $6.0 million (7%) from revenues of $80.1 million for the three months ended June 30, 2007. The decrease in revenue generally resulted from a procedure decline in refractive centers, partially offset by revenue growth in doctor services and eye care.
     Revenues from refractive centers for the three months ended June 30, 2008 were $39.1 million, a decrease of $7.9 million (17%) from revenues of $47.0 million for the three months ended June 30, 2007. The decrease in revenues from centers resulted from decrease in center procedures, which accounted for a decrease in revenues of approximately $9.6 million. Partially offsetting the revenue decline caused by the procedure shortfall was an increase to refractive center revenue of $1.7 million resulting from an increased mix of higher priced procedures. For the three months ended June 30, 2008, majority-owned center procedures were approximately 22,600, an decrease of 5,800 (20%) from 28,400 procedures for the three months ended June 30, 2007. The procedure decline was the result of weak economic conditions during the three months ended June 30, 2008.
     Revenues from doctor services for the three months ended June 30, 2008 were $25.5 million, an increase of $0.6 million from revenues of $24.9 million for the three months ended June 30, 2007. The revenue increase from doctor services was due to increases in the Company’s mobile cataract and other segments, partially offset by a revenue decrease in refractive access.
     Revenues from the Company’s mobile cataract segment for the three months ended June 30, 2008 were $11.2 million, an increase of $1.7 million (17%) from revenues of $9.5 million for the three months ended June 30, 2007. The increase in mobile cataract revenue was due to increased surgical procedure volume of 7% and strong Foresee PHP™ sales volume.
     Revenues from the refractive access services segment for the three months ended June 30, 2008 were $7.7 million, a decrease of $1.6 million (18%) from revenues of $9.3 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, excimer procedures declined by 4,000 (25%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $2.3 million. This decrease in access revenues was partially offset by higher average pricing and mobile Intralase revenues, which together increased access revenues by approximately $0.7 million.
     Revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended June 30, 2008 were $6.7 million, an increase of $0.7 million (12%) from revenues of $6.0 million for the three months ended June 30, 2007. The revenue increase was primarily driven by a 19% increase in majority-owned procedures, partially offset by less favorable procedure mix.
     Revenues from eye care for the three months ended June 30, 2008 were $9.5 million, an increase of $1.3 million (16%) from revenues of $8.2 million for the three months ended June 30, 2007. This increase was primarily due to an 12% increase in the total number of franchisees.
     Total cost of revenues (excluding amortization expense for all segments) for the three months ended June 30, 2008 was $52.8 million, a decrease of $1.5 million (3%) over the cost of revenues of $54.3 million for the three months ended June 30, 2007.
     The cost of revenues from refractive centers for the three months ended June 30, 2008 was $29.4 million, a decrease of $3.3 million (10%) from cost of revenues of $32.7 million for the three months ended June 30, 2007. This decrease was attributable to a decrease in center procedures, which accounted for a decrease in cost of revenues of approximately $6.7 million. Partially offsetting the decline caused by the procedure shortfall was an increase to cost of revenues of approximately $3.4 million from higher average costs per procedure. Gross margins for centers decreased to 24.7% during the three months ended June 30, 2008 from 30.4% in the prior year period. The decrease in margin was primarily due to the higher per procedure cost on lower volume.
     The cost of revenues from doctor services for the three months ended June 30, 2008 was $18.7 million, an increase of $1.0 million (6%) from cost of revenues of $17.7 million for the three months ended June 30, 2007. Gross margins decreased to 26.8% during the three months ended June 30, 2008 from 29.0% in the prior year period. The increase in cost of revenues was due to the following:
     The cost of revenues from the Company’s mobile cataract segment for the three months ended June 30, 2008 was $8.0 million, an increase of $1.2 million (17%) from cost of revenues of $6.8 million for the three months ended June 30, 2007. This percentage increase was primarily due to higher cataract procedure volume and decreased margins on higher unit volume sales.
     The cost of revenues from the refractive access segment for the three months ended June 30, 2008 was $6.4 million, a decrease of $0.7 million (10%) from cost of revenues of $7.1 million for the three months ended June 30, 2007. The decrease was primarily attributable to $1.8 million of lower costs associated with decreased excimer procedure volume, partially offset by an increase in cost of revenues of $1.1 million primarily associated with higher cost procedures and the mobile Intralase offering.
     The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended June 30, 2008 was $4.3 million, an increase of $0.6 million (16%) from cost of revenues of $3.7 million for the three months ended June 30, 2007. The increase was consistent with the increase in revenues, resulting from the increase in procedures.
     The cost of revenues from eye care for the three months ended June 30, 2008 was $4.7 million, an increase of $0.7 million (18%) from cost of revenues of $4.0 million for the three months ended June 30, 2007. The increase was consistent with the increase in revenues. Gross margins decreased to 50.7% during the three months ended June 30, 2008 from 51.8% in the prior year period.
     General and administrative expenses of $7.0 million for the three months ended June 30, 2008 decreased $1.9 million from $8.9 million for the three months ended June 30, 2007. The decrease was primarily related to lower salary related expenses and professional fees.
     Marketing expenses decreased to $10.2 million for the three months ended June 30, 2008 from $10.7 million for the three months ended June 30, 2007. The $0.5 million decrease was primarily due to decreased spending associated with the Company’s cost containment activities associated with the recent economic downturn.
     Other operating income increased to $0.4 million for the three months ended June 30, 2008 from other operating expense of $0.1 million for the three months ended June 30, 2007. The increase in other operating income was primarily related to a $0.2 million gain from the sale of assets during the three months ended June 30, 2008 and center closing and severance costs of $0.1 million incurred in 2007.
     During the three months ended June 30, 2007, the Company recorded a $0.9 million gain on the sale of 1.9 million shares of OccuLogix, Inc. common stock. No shares of OccuLogix, Inc. common stock were sold during the three months ended June 30, 2008.
     Interest income decreased to $0.2 million for the three months ended June 30, 2008 from $0.6 million for the three months ended June 30, 2007. This $0.4 million decrease was primarily due to lower interest earnings related to lower average cash and short-term investment balances over the prior year.
     Interest expense increased to $2.4 million for the three months ended June 30, 2008 from $0.7 million for the three months ended June 30, 2007. This $1.7 million increase reflects the leveraged re-capitalization of the Company during 2007 and was primarily due to interest on borrowings under the new Credit Facility. The average interest rate for the three months ended June 30, 2008 was approximately 9.3%, which includes the impact of deferred loan costs and other fees of approximately 0.5%.
     Minority interest expense increased to $3.1 million for the three months ended June 30, 2008 from $2.6 million for the three months ended June 30, 2007 due primarily to higher profits in non-wholly owned entities.
     Losses from equity investments were $0.3 million for the three months ended June 30, 2008 compared to $1.1 million for the three months ended June 30, 2007. The $0.8 million decrease primarily resulted from the Company no longer recognizing losses generated by the Company’s investment in OccuLogix, Inc., which amounted to approximately $1.6 million in equity losses during the three months ended June 30, 2007, partially offset by lower equity earnings of $0.8 million in the Company’s remaining investments.
     For the three months ended June 30, 2008, the Company recognized income tax expense of $0.3 million, which was determined using an estimate of the Company’s 2008 total annual tax expense based on the forecasted taxable income for the full year. For the three months ended June 30, 2007, the Company recognized income tax expenses of $1.7 million, which consisted of income tax due to the geographic mix of pretax earnings and $0.4 million of tax withholding on a dividend paid to its Canadian parent.
     Income from discontinued operations for the three months ended June 30, 2007 include the net operating results from two ambulatory surgery centers that were sold in 2007, which were formerly included in the Company’s doctor services business. These discontinued operations generated net sales of approximately $1.0 million and income of $0.3 million for the three months ended June 30, 2007.
     Net loss for the three months ended June 30, 2008 was $2.2 million, or ($0.04) per basic and diluted share, compared to net income of $0.9 million, or $0.01 per basic and diluted share, for the three months ended June 30, 2007. This $3.1 million decrease in net income was primarily a result of the $4.4 million gross profit decrease, the $0.5 million increase in minority interest expense, and the $1.7 million increase in interest expense, partially offset by a $1.9 million decrease in general and administrative expense, the $0.8 million favorable change in equity investment earnings, and the $1.4 million decrease in income tax expense.
SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007
     Total revenues for the six months ended June 30, 2008 were $164.5 million, an increase of $2.1 million (1%) over revenues of $162.4 million for the six months ended June 30, 2007. The slight increase in revenue resulted from growth in doctor services and eye care, partially offset by a slight revenue decline in refractive centers.
     Revenues from refractive centers for the six months ended June 30, 2008 were $98.0 million, a decrease of $0.8 million (1%) from revenues of $98.8 million for the six months ended June 30, 2007. The decrease in revenues from centers resulted from lower center procedure volume, which accounted for a decrease in revenues of approximately $4.8 million. The revenue decline caused by the procedure shortfall was partially offset by increased revenue on an increased mix of higher priced procedures, which accounted for approximately $4.0 million of revenue increases. For the six months ended June 30, 2008, majority-owned center procedures were approximately 57,200, a decrease of 2,900 (5%) from 60,100 procedures for the six months ended June 30, 2007.
     Revenues from doctor services for the six months ended June 30, 2008 were $50.6 million, an increase of $0.7 million (1%) from revenues of $49.9 million for the six months ended June 30, 2007. The revenue increase from doctor services was due to increases in the Company’s mobile cataract and other segments, partially offset by a revenue decrease in refractive access.
     Revenues from the Company’s mobile cataract segment for the six months ended June 30, 2008 were $20.4 million, an increase of $2.0 million (11%) from revenues of $18.4 million for the six months ended June 30, 2007. The increase in mobile cataract revenue was due to increased surgical procedure volume of 6% and strong Foresee PHP™ sales volume.
     Revenues from the refractive access services segment for the six months ended June 30, 2008 were $18.0 million, a decrease of $2.0 million (10%) from revenues of $20.0 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, excimer procedures declined by 6,700 (19%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $3.8 million. This decrease in access revenues was partially offset by higher average pricing and mobile Intralase revenues, which together increased access revenues by approximately $1.8 million.

     Revenues from the Company’s businesses that manage cataract and secondary care centers for the six months ended June 30, 2008 were $12.3 million, an increase of $0.9 million (8%) from revenues of $11.4 million for the six months ended June 30, 2007. The revenue increase was primarily driven by a 17% increase in procedures, partially offset by less favorable procedure mix.
     Revenues from eye care for the six months ended June 30, 2008 were $15.8 million, an increase of $2.0 million (15%) from revenues of $13.8 million for the six months ended June 30, 2007. This increase was primarily due to a 12% increase in the total number of franchisees.
     Total cost of revenues (excluding amortization expense for all segments) for the six months ended June 30, 2008 were $111.1 million, an increase of $2.3 million (2%) over the cost of revenues of $108.8 million for the six months ended June 30, 2007.
     The cost of revenues from refractive centers for the six months ended June 30, 2008 was $66.8 million, a decrease of $0.1 million (0%) from cost of revenues of $66.9 million for the six months ended June 30, 2007. This slight decrease was attributable to a $3.2 million cost of revenue decline caused by lower procedure volume, partially offset by an increase in average cost per procedure, which accounted for an increase in cost of revenues of approximately $3.1 million. Gross margins for centers was 31.9% during the six months ended June 30, 2008, down from gross margins of 32.2% during the prior year period.
     The cost of revenues from doctor services for the six months ended June 30, 2008 was $36.8 million, an increase of $1.3 million (4%) from cost of revenues of $35.5 million for the six months ended June 30, 2007. Gross margins decreased to 27.2% during the six months ended June 30, 2008 from 28.9% in the prior year period. The increase in cost of revenues was due to the following:
     The cost of revenues from the Company’s mobile cataract segment for the six months ended June 30, 2008 was $14.9 million, an increase of $1.7 million (13%) from cost of revenues of $13.2 million for the six months ended June 30, 2007. This percentage increase was primarily due to higher cataract procedure volume and decreased margins on higher unit volume sales.
     The cost of revenues from refractive access segment for the six months ended June 30, 2008 was $13.7 million, a decrease of $1.2 million (8%) from cost of revenues of $14.9 million for the six months ended June 30, 2007. This decrease was primarily attributable to $2.9 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $1.7 million primarily associated with higher cost procedures and the mobile Intralase offering.
     The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the six months ended June 30, 2008 was $8.2 million, an increase of $0.7 million (10%) from cost of revenues of $7.5 million for the six months ended June 30, 2007. The increase was consistent with the increase in revenues, resulting from the increase in procedures.
     The cost of revenues from eye care for the six months ended June 30, 2008 was $7.5 million, an increase of $1.1 million (17%) from cost of revenues of $6.4 million for the six months ended June 30, 2007. The increase was consistent with the increase in revenues. Gross margins decreased to 52.6% during the six months ended June 30, 2008 from 53.3% in the prior year period.
     General and administrative expenses of $15.4 million for the six months ended June 30, 2008 decreased $3.5 million from $18.9 million for the six months ended June 30, 2007. The decrease was primarily related to lower salary related expenses and professional fees.
     Marketing expenses increased to $21.9 million for the six months ended June 30, 2008 from $19.1 million for the six months ended June 30, 2007. The $2.8 million increase was primarily due to increased spending associated with the Company’s refractive centers growth initiatives.
     Other operating income increased to $0.6 million for the six months ended June 30, 2008 from other operating expense of $0.5 million for the six months ended June 30, 2007. The increase in other operating income was primarily related to a $0.1 million gain from the sale of businesses and a $0.3 million gain on sales and disposals of fixed assets during the six months ended June 30, 2008. During the six months ended June 30, 2007, operating expense was negatively impacted by center closing and severance costs of $0.7 million.
     During the six months ended June 30, 2007, the Company recorded a $0.9 million gain on the sale of 1.9 million shares of OccuLogix, Inc. common stock. No shares of OccuLogix, Inc. common stock were sold during the six months ended June 30, 2008.
     Interest income decreased to $0.4 million for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007. This $0.7 million decrease was primarily due to lower interest earnings related to lower average cash and short-term investment balances over the prior year.
     Interest expense increased to $4.9 million for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007. This $3.8 million increase reflects the leveraged re-capitalization of the Company during 2007 and was primarily due to interest on borrowings under the new Credit Facility. The average interest rate for the six months ended June 30, 2008 was approximately 9.2%, which includes the impact of deferred loan costs and other fees of approximately 0.8%.
     Minority interest expense increased to $5.9 million for the six months ended June 30, 2008 from $5.1 million for the six months ended June 30, 2007 due primarily to higher profits in non-wholly owned entities.
     Losses from equity investments were $0.1 million for the six months ended June 30, 2008 compared to $2.8 million for the six months ended June 30, 2007. The $2.7 million decrease primarily resulted from the Company no longer recognizing losses generated by the Company’s investment in OccuLogix, Inc., which amounted to approximately $4.1 million in equity losses during the six months ended June 30, 2007, partially offset by lower equity earnings of $1.4 million in the Company’s remaining investments.
     For the six months ended June 30, 2008, the Company recognized income tax expense of $0.7 million, which was determined using an estimate of the Company’s 2008 total annual tax expense based on the forecasted taxable income for the full year. For the six months ended June 30, 2007, the Company recognized income tax expenses of $2.6 million.
     Income from discontinued operations for the six months ended June 30, 2007 include the net operating results from two ambulatory surgery centers that were sold in 2007, which were formerly included in the Company’s doctor services business. These discontinued operations generated net sales of approximately $1.9 million and income of $0.5 million for the six months ended June 30, 2007.
     Net income for the six months ended June 30, 2008 was $3.9 million, or $0.08 per basic and diluted share, compared $4.4 million, or $0.06 per basic and diluted share, for the six months ended June 30, 2007. This $0.5 million decrease was primarily a result of the $0.2 million gross profit decrease, the $2.8 million increase in marketing expense, the $3.8 million increase in interest expense and the $0.8 million increase in minority interest expense, partially offset by a $3.5 million decrease in general and administrative expense, the $1.1 million favorable change in other income, the $2.7 million favorable change in equity investment earnings, and the $1.9 million decrease in income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
     During the six months ended June 30, 2008, the Company continued to focus its activities primarily on the final implementation of its strategic growth initiatives. Cash and cash equivalents at June 30, 2008 was $14.1 million, an increase of $1.1 million from December 31, 2007. This increase was due to $22.5 million of cash provided by operating activities, partially offset by capital expenditures, acquisition and equity investments, principal payments of debt, capitalized debt costs and distributions to minority interests. Working capital at June 30, 2008 was ($5.9) million, a favorable change of $5.2 million from ($11.1) million at December 31, 2007. This change was primarily due to a $1.1 million increase in cash and cash equivalents, a $0.6 million increase in accounts receivable, a $5.8 million decrease in accrued liabilities, and a $4.0 million decrease in current debt, partially offset by a $6.3 million increase in accounts payable.

     The Company’s principal cash requirements have included normal operating expenses, debt repayments, distributions to minority partners, capital expenditures, acquisitions and investments.
     During the six months ended June 30, 2008, the Company invested $2.0 million in fixed assets and received vendor lease financing for an additional $2.1 million.
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
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of June 30, 2008, $76.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of June 30, 2008, no borrowings were outstanding under this portion of the facility and approximately $23.9 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.1 million.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin which at June 30, 2008 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow exists. For the year ended December 31, 2007, it was determined the Company had excess cash flow as defined under the terms of the Credit Facility. As a result, the Company was required to make an additional principal payment of $1.7 million during the six months ended June 30, 2008. In addition, $3.0 million of optional prepayments were made during the six months ended June 30, 2008, which were partially applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being due on June 30, 2009.
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
     It is anticipated that the Company’s planned cash flows from operations and borrowings under the Credit Facility will be sufficient for operating cash requirements for at least the next 12 months. If, however, the recent significant reduction in LASIK demand were to persist for an extended period, it could become necessary for the Company to seek modification of its financing arrangements.
CASH FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $22.5 million for the six months ended June 30, 2008. The cash flows provided by operating activities during the six months ended June 30, 2008 were primarily due to a net income of $3.9 million plus non-cash items including depreciation and amortization of $9.9 million, minority interests of $5.9 million and a decrease in net operating assets of $2.2 million. The decrease in net operating assets consisted of a $0.1 million decrease in prepaid expenses and other current assets, and a $3.9 million increase in accounts payable and accrued liabilities, partially offset by a $1.9 million increase in accounts receivable. The increase in accounts payable was primarily due to the timing of payments and the increase in accounts receivable was primarily due to higher revenues from the doctor services and eye care businesses.
CASH FROM INVESTING ACTIVITIES
     Net cash used in investing activities was $6.8 million for the six months ended June 30, 2008. The cash used in investing activities included capital expenditures of $2.0 million and acquisitions and investments of $7.5 million. These cash outflows were partially offset by $0.9 million of distributions and loan payments received from equity investments, proceeds from the sales of fixed assets of $0.6 million and $1.2 million of proceeds received on the divestitures of businesses.
CASH FROM FINANCING ACTIVITIES
     Net cash used in financing activities was $14.6 million for the six months ended June 30, 2008. Net cash used during this period was primarily related to repayment of certain notes payable and capitalized lease obligation of $17.4 million, capitalized debt costs of $0.5 million and $5.2 million of distributions to minority interests. Partially offsetting the cash used in financing activities were proceeds from debt financing of $7.4 million, issuances of common stock of $0.3 million and restricted cash movement of $0.9 million.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     During February 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. Mr. Atwood challenged the calculation of the first of three annual earn-out payments set forth in the merger agreement. The lawsuit was stayed and the complaint was in arbitration until an out-of-court settlement during May 2008. As part of the settlement, the Company and Mr. Atwood agreed to amend the merger agreement, eliminating all current and future earn-out consideration in the amount of $12.3 million, to be made in three installment payments, and certain other immaterial assets. Such amendment did not significantly impact net income as the cash payments represent additional purchase consideration and recorded as additional goodwill related to the acquisition.
     There have been no other material changes in legal proceedings from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on June 10, 2008. At the annual meeting, shareholders of the Company voted on the following proposals: (a) to elect seven directors for the ensuing year; (b) to appoint Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors; and (c) to approve the ratification of the Company’s Shareholder Rights Plan
With respect to the election of directors, all of the following directors were elected:
Michael D. DePaolis, O.D.
Jay T. Holmes
Olden C. Lee
Richard L. Lindstrom, M.D.
Warren S. Rustand
James C. Wachtman
Toby S. Wilt
With respect to the resolution regarding appointment of Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors, the resolution passed by a show of hands.
With respect to the approval of the ratification of the Company’s Shareholder Rights Plan, the following votes were cast:

Votes in Favor	Votes Against
19,682,830	2,722,709
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
10.1	TLC Vision Corporation Shareholder Rights Plan Agreement (incorporated by reference to Appendix C of Form DEF 14A (File No. 000-29302) filed with the Commission on April 29, 2008).

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By:	/s/ James C. Wachtman
James C. Wachtman
Chief Executive Officer August 6, 2008

By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer August 6, 2008

EXHIBIT INDEX

No.	Description

10.1	TLC Vision Corporation Shareholder Rights Plan Agreement (incorporated by reference to Appendix C of Form DEF 14A (File No. 000-29302) filed with the Commission on April 29, 2008).

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350