Form 10-Q
period 2008-09-30
TLC VISION CORP
filed 2008-11-10
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
COMMISSION FILE NUMBER: 0-29302
TLC VISION CORPORATION
(Exact name of registrant as specified in its charter)

NEW BRUNSWICK, CANADA	980151150
(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5280 SOLAR DRIVE, SUITE 300
MISSISSAUGA, ONTARIO	L4W 5M8
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone, including area code: (905) 602-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b(2) of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes ☑ No
     As of November 6, 2008 there were 50,406,476 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenues:
Refractive centers	$28,516	$39,992	$126,540	$138,782
Doctor services	22,634	23,639	73,225	73,489
Eye care	6,384	6,062	22,221	19,849

Total revenues	57,534	69,693	221,986	232,120

Cost of revenues (excluding amortization expense shown below):
Refractive centers	22,245	30,626	89,011	97,567
Doctor services	16,618	17,610	53,439	53,070
Eye care	2,596	2,624	10,109	9,059

Total cost of revenues (excluding amortization expense shown below)	41,459	50,860	152,559	159,696

Gross profit	16,075	18,833	69,427	72,424

General and administrative	6,848	7,387	22,201	26,212
Marketing and sales	9,448	11,468	31,308	30,590
Amortization of intangibles	799	852	2,432	2,554
Impairment of goodwill and other long-term assets	1,500	3,109	1,500	3,109
Other (income) expense, net	(147)	417	(703)	982

	18,448	23,233	56,738	63,447

Operating (loss) income from continuing operations	(2,373)	(4,400)	12,689	8,977

Gain on sale of OccuLogix, Inc. stock	—	—	—	933
Interest income	122	246	548	1,394
Interest expense	(2,577)	(2,280)	(7,467)	(3,408)
Minority interest expense	(2,132)	(1,851)	(8,024)	(6,942)
Income (loss) from equity investments	467	(2,891)	365	(5,713)

Loss from continuing operations before income taxes	(6,493)	(11,176)	(1,889)	(4,759)
Income tax expense	(218)	(2,427)	(950)	(5,031)

Loss from continuing operations	(6,711)	(13,603)	(2,839)	(9,790)
Loss from discontinued operations, net of tax	—	(8,981)	—	(8,440)

Net loss	$(6,711)	$(22,584)	$(2,839)	$(18,230)

Loss per share from continuing operations – basic	$(0.13)	$(0.27)	$(0.06)	$(0.16)

Loss per share from continuing operations – diluted	$(0.13)	$(0.27)	$(0.06)	$(0.16)

Loss per share – basic	$(0.13)	$(0.45)	$(0.06)	$(0.29)

Loss per share – diluted	$(0.13)	$(0.45)	$(0.06)	$(0.29)

Weighted average number of common shares outstanding — basic	50,345	49,758	50,292	62,243

Weighted average number of common shares outstanding — diluted	50,345	49,758	50,292	62,243
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,495	$12,925
Accounts receivable, net	17,881	18,076
Prepaid expenses, inventory and other	15,846	14,882

Total current assets	42,222	45,883

Restricted cash	—	1,101
Investments and other assets	16,724	17,524
Goodwill	101,023	94,346
Other intangible assets, net	16,876	17,020
Fixed assets, net	54,893	61,936

Total assets	$231,738	$237,810

LIABILITIES
Current liabilities:
Accounts payable	$19,124	$17,177
Accrued liabilities	30,018	28,115
Current maturities of long-term debt	7,846	11,732

Total current liabilities	56,988	57,024

Long term-debt, less current maturities	93,230	98,417
Other long-term liabilities	5,581	5,023
Minority interests	15,523	15,224

Total liabilities	171,322	175,688

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	338,974	337,473
Option and warrant equity	745	837
Accumulated other comprehensive loss Accumulated other comprehensive incom	(1,060)	(784)
Accumulated deficit	(278,243)	(275,404)

Total stockholders’ equity	60,416	62,122

Total liabilities and stockholders’ equity	$231,738	$237,810

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(2,839)	$(18,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,845	13,828
Impairment of goodwill and investments	1,500	12,400
Deferred taxes	—	3,511
Minority interests	8,024	7,275
(Income) expense from equity investments	(365)	5,712
Gain on sales and disposals of fixed assets	(397)	(91)
Gain on sale of OccuLogix, Inc. stock	—	(933)
(Gain) loss on sales of businesses	(139)	184
Non-cash compensation expense	1,101	960
Other	459	370
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(1,016)	(1,979)
Prepaid expenses, inventory and other current assets	(963)	163
Accounts payable and accrued liabilities	1,847	6,637

Cash provided by operating activities	22,057	29,807

INVESTING ACTIVITIES
Purchases of fixed assets	(2,785)	(11,062)
Proceeds from sales of fixed assets	774	1,038
Proceeds from sale of OccuLogix, Inc. stock, net	—	2,000
Distributions and loan payments received from equity investments	1,682	2,368
Acquisitions and equity investments	(8,332)	(4,815)
Divestitures of business	1,128	584
Proceeds from sales of short-term investments	—	17,375
Purchases of short-term investments	—	(5,800)
Other	(72)	187

Cash (used in) provided by investing activities	(7,605)	1,875

FINANCING ACTIVITIES
Restricted cash movement	1,101	(52)
Principal payments of debt financing and capital leases	(25,818)	(4,506)
Proceeds from debt financing	13,784	85,317
Capitalized debt costs	(534)	(1,951)
Distributions to minority interests	(7,724)	(7,199)
Purchases of treasury stock	—	(117,533)
Proceeds from issuances of common stock	309	2,422

Cash used in financing activities	(18,882)	(43,502)

Net decrease in cash and cash equivalents during the period	(4,430)	(11,820)
Cash and cash equivalents, beginning of period	12,925	28,917

Cash and cash equivalents, end of period	$8,495	$17,097

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED) (In thousands)

			OPTION	ACCUMULATED
			AND	OTHER
	COMMON STOCK		WARRANT	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	EQUITY	LOSS	DEFICIT	TOTAL
Balance December 31, 2007	50,140	$337,473	$837	$(784)	$(275,404)	$62,122

Shares issued as part of the employee share purchase plan and 401(k) plan	127	138				138
Exercise of stock options	86	259	(89)			170
Options expired or forfeited		3	(3)			—
Stock based compensation		1,101				1,101
Comprehensive loss
Deferred hedge loss				(276)		(276)
Net loss					(2,839)	(2,839)

Balance September 30, 2008	50,353	$338,974	$745	$(1,060)	$(278,243)	$60,416
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 filed by TLC Vision Corporation (the “Company” or “TLCVision”) with the Securities and Exchange Commission (“Commission”). In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. The consolidated financial statements as of December 31, 2007 and unaudited interim consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 include the accounts and transactions of the Company and its majority-owned subsidiaries and all variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
     The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 78 centers that provide corrective laser surgery, of which 68 are majority-owned and 10 centers are minority-owned. In its doctor services businesses, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers (“ASCs”). In its eye care businesses, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc. (“OccuLogix”), a company pursuing treatments for selected eye diseases. See Note 12, “Segment Information,” for more details regarding the Company’s reportable segments.
     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2007 include certain reclassifications to conform with classifications for the three and nine months ended September 30, 2008, to better reflect changes in the Company’s current portfolio of centers.
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for the three and nine months ended September 30, 2007.

     Below is the summarized, combined condensed statement of income for discontinued operations:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2007
Total revenues	$973	$2,870
Gross profit	548	1,354
Impairment of goodwill	(9,291)	(9,291)
Operating loss	(8,857)	(8,107)

Loss from discontinued operations before income taxes	(8,981)	(8,440)
Income tax expense	—	—

Loss from discontinued operations, net of tax	$(8,981)	$(8,440)

Loss per share from discontinued operations – basic	$(0.18)	$(0.13)

Loss per share from discontinued operations – diluted	$(0.18)	$(0.13)

2. ACQUISITIONS AND DISPOSITIONS
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the nine months ended September 30, 2008 and 2007, the Company made acquisition and equity investments of $8.3 million and $4.8 million, respectively, to acquire or invest in several entities.
     Included in acquisition and equity investments are cash payments during 2008 and 2007 of approximately $6.6 million and $2.8 million, respectively, related to the Company’s 2005 TruVision acquisition, which have been included in the purchase price allocation. Of the 2008 and 2007 amounts, approximately $2.0 and $2.8 million, respectively, relate to cash paid under the contingent earn-out provisions of the acquisition, which are included in the purchase price allocation. The remaining $4.6 million paid during 2008 relates to an amendment to the TruVision merger agreement, which removed the contingent earn-out provisions, discussed in further detail below.
     During February 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. Mr. Atwood challenged the calculation of the first of three contingent annual earn-out payments set forth in the merger agreement. The lawsuit was stayed and the complaint was in arbitration until the parties concluded out-of-court to amend the merger agreement during May 2008. As part of the amended agreement, the Company and Mr. Atwood agreed to eliminate and replace the current and future earn-out provisions in exchange for $12.3 million to be paid in three installment payments, and certain other immaterial assets. The amendment did not significantly impact net income as the cash payments represent additional purchase consideration related to the acquisition.
     On May 30, 2007 the Company entered into an agreement with JEGC OCC Corp (“Purchaser”) for the sale of all of its common shares of OccuLogix. The agreement provided for a two-step sale, and on June 22, 2007, the Company completed its sale of 1.9 million shares of OccuLogix’s common stock for $2.0 million and recorded a gain of $0.9 million. Immediately following the sale of stock, the Company owned approximately 33% of OccuLogix’s outstanding stock. The Company agreed to sell the remaining shares subject to certain conditions, including the ability of the Purchaser to obtain financing. The Purchaser was unable to complete the purchase of the Company’s remaining common shares of OccuLogix, and the Company and the Purchaser elected to terminate the agreement during the quarter ended June 30, 2008.
3. INVESTMENTS AND OTHER ASSETS
     As of September 30, 2008, the Company owned approximately 33%, or 18.8 million shares, of OccuLogix’s issued and outstanding common stock with a fair market value of $1.7 million based on the September 30, 2008 closing price of OccuLogix’s common stock.
     For the nine months ended September 30, 2008 and 2007, the Company recognized $0 and $6.8 million of equity losses from OccuLogix. Since December 31, 2007 the Company has suspended use of equity method accounting for OccuLogix as the Company’s equity investment balance in OccuLogix was reduced to $0 due to continual losses incurred by OccuLogix and the Company is not required to provide any additional funding to OccuLogix.
     On July 21, 2008 OccuLogix filed an amendment to its Annual Report on Form 10-K/A for its fiscal year ended December 31, 2007 to amend and restate its consolidated balance sheets as of December 31, 2007 and 2006 and related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2007 and 2006. In addition, OccuLogix restated selected quarterly financial data within the Form 10-K/A. The Company has reviewed OccuLogix’s restatement and concluded that the impact of OccuLogix’s restatement on previously filed TLC Vision Corporation financials is immaterial.
     For the three and nine months ended September 30, 2007, OccuLogix, Inc. reported the following (as restated):

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2007
Net sales	$—	$90
Gross profit	(2,287)	(2,263)
Net loss from continuing operations	(20,330)	(26,034)
Net loss from discontinued operations	(1,083)	(3,268)
Net loss	$(21,413)	$(29,302)
     Subsequent to September 30, 2008, OccuLogix completed a recapitalization and reverse stock split, which directly impacted the Company’s ownership in OccuLogix. Refer to Note 16, “Subsequent Events,” for additional information.
4. GOODWILL AND OTHER LONG-TERM ASSETS
     During the three months ended September 30, 2008, it was determined that the carrying values of certain majority and minority-owned ASCs were in excess of market values proposed by third parties interested in acquiring various ASCs from the Company. Based on these findings, management concluded an impairment to the carrying values occurred and thus recorded a reduction to goodwill and other long-term assets of $1.5 million. Impairment charges recorded are as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
Goodwill	$938	$—
Investments and other long-term assets	562	3,109

Impairment charges included in continuing operations	1,500	3,109
Impairment charges included in discontinued operations (goodwill)	—	9,291

Total impairment charges Total impairment charges	$1,500	$12,400

     The above charges relate to the company’s ASC operations, which are included in the Company’s other segment under the doctor services line of business. The goodwill charge of $0.9 million during the three months ended September 30, 2008, was for the reduction in the carrying value of a majority owned ASC. The $0.6 million and $3.1 million charges to investments and other long-term assets during the three months ended September 30, 2008 and 2007, respectively, were for the reduction in the carrying values of certain minority-owned ASCs. The $9.3 million goodwill impairment charge included in discontinued operations for the three months ended September 30, 2007 related to one of the Company’s majority owned ASCs that was disposed of during fiscal 2007.
5. DEFERRED REVENUES
     The Company offers an extended lifetime warranty, i.e. the TLC Lifetime Commitment, at a separately priced fee to customers selecting a certain lower base priced surgical procedure. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of retreatment volume, which are based on historical warranty claim activity. The Company’s deferred revenue balance was $1.1 million and $0.7 million at September 30, 2008 and December 31, 2007, respectively.

6. LONG-TERM DEBT
     Long-term debt consists of:

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Senior term loan; weighted average interest rate of 7.84% and 8.16% at September 30, 2008 and December 31, 2007, respectively	$76,667	$82,748
Capital lease obligations, payable through 2013, interest at various rates	15,177	17,389

Sale-leaseback debt — interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn $6.8 and Cdn $7.4 million at September 30, 2008 and December 31, 2007, respectively)	5,846	6,297
Other	3,386	3,715

	101,076	110,149
Less current portion	7,846	11,732

	$93,230	$98,417

     During June 2007, the Company entered into a $110.0 million credit facility (“Credit Facility ” or “Agreement”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the Agreement) and sales of assets or borrowings outside of the normal course of business. As of September 30, 2008, $76.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of September 30, 2008, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin, which at September 30, 2008 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow (as defined in the Agreement) exists. For the year ended December 31, 2007, it was determined the Company had excess cash flow as defined under the terms of the Credit Facility. As a result, the Company was required to make an additional principal payment of $1.7 million during the nine months ended September 30, 2008. In addition, $3.0 million of optional prepayments were made during the nine months ended September 30, 2008, which were partially applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being due on June 30, 2009. No required or optional prepayments were made during the three months ended September 30, 2008.
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
     It is anticipated that the Company’s planned cash flows from operations and borrowings under the Credit Facility will be sufficient for operating cash requirements for at least the next 12 months. Furthermore, based on current internal forecasts, the Company projects to remain in compliance with debt covenants for the remainder of the fiscal year. If, however, the recent significant reduction in refractive laser correction demand were to worsen and persist for an extended period, the Company’s current forecast and ability to fund future operating and capital expenditures would be negatively impacted and it is possible that the Company may not comply with its debt covenants. Under these circumstances it would become necessary for the Company to seek modification of its financing arrangements. There is no assurance that the Company would be able to obtain modifications to existing agreements or additional financing in such circumstances or, if such financing were available, the costs of such financing could increase significantly.
7. INTEREST RATE SWAP AGREEMENT
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of cash required for interest payments for a majority of the total variable rate debt. Under the agreement entered during August 2007, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 5.0% on notional amounts ranging from $20 to $42 million over the life of the swap agreement, which matures on April 1, 2010. Under the agreement entered during December 2007, with an effective date of January 2, 2008, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 3.9% on notional amounts ranging from $20 to $32 million over the life of the swap agreement, which matures on April 1, 2010.
     As of September 30, 2008 the outstanding notional amount of the interest rate swaps was $59 million and the Company has recorded a liability of $1.1 million to recognize the fair value of the interest derivatives. The net offset is recorded in accumulated other comprehensive income, as the instruments have been designated as qualifying cash flow hedges.
     Refer to Note 14, “Fair Value Measurement,” for information regarding the Company’s January 1, 2008 adoption of Statement of Financial Accounting Standards 157, “Fair Value Measurements,” and its impact relating to the Company’s interest rate swaps.
8. STOCK-BASED COMPENSATION
     Total stock-based compensation for the three month periods ended September 30, 2008 and 2007 was $0.4 million and $0.2 million, respectively, and was related to the TLCVision Stock Option Plan and the Company’s Employee Share Purchase Plan. Total stock-based compensation for each of the nine month periods ended September 30, 2008 and 2007 was $1.1 million and $1.0 million, respectively.
     As of September 30, 2008, the total unrecognized compensation expense related to TLCVision non-vested awards was approximately $3.3 million. The unrecognized compensation expense will be recognized over the remaining vesting periods, the last which expires during August 2012 for certain options.
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
     The Company granted options for 387,000 and 423,000 shares during the three and nine months ended September 30, 2008, respectively. The Company granted options for 90,500 and 125,500 shares during the three and nine months ended September 30, 2007. The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2008 and 2007, respectively: risk-free interest rate of 3.1% and 4.5% for 2008 and 2007, respectively; expected dividend yield of 0%; expected life of 4.8 years and 5.0 years for 2008 and 2007, respectively; and expected volatility of 55%.

9. OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net includes the following operating items:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Gain on sales and disposals of fixed assets	$(108)	$(10)	$(397)	$(91)
Center closing costs	—	248	—	389

Loss (gain) on sales of subsidiaries	6	184	(139)	184
Severance accruals for employees under terms of employment contracts	—	2	—	537
Miscellaneous income	(45)	(7)	(167)	(37)

	$(147)	$417	$(703)	$982

10. INCOME TAXES
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
     As of September 30, 2008, the Company continues to believe that there is insufficient evidence to recognize certain deferred tax assets. The Company continues to carry a full valuation allowance to offset its deferred tax assets. The determination of the appropriate amount of deferred tax asset to recognize is made each quarter primarily based on expected taxable income in future years, trends of historical taxable income, and other relevant factors.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of net operating losses (NOLs). Such NOL limitations result upon the occurrence of certain events, including an “ownership change,” as that term is defined by Section 382.
     Under Section 382, when an ownership change occurs, the calculation of the annual NOL limitation is affected by several factors, including the number of shares outstanding and the trading price before the ownership change occurred. As a result of recent significant shareholder activity, the Company engaged a tax service provider during 2008 to perform a comprehensive Section 382 study to determine if an ownership change occurred during the current fiscal year. The preliminary conclusion of this study, which was reached during the three months ended June 30, 2008, was that an ownership change occurred in early 2008. Additional analysis is needed to determine the exact impact of the resulting limit on future utilization of the NOLs and the amount that will not be utilizable. The Company currently estimates that up to $68 million of NOLs will not be utilizable as a result of the ownership changes; however, this amount is subject to change upon completion of the analysis.
     The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1994 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.

11. EARNINGS PER SHARE
     Below is a reconciliation of basic and diluted per share detail to net loss:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Net loss from continuing operations	$(6,711)	$(13,603)	$(2,839)	$(9,790)
Net loss from discontinued operations	—	(8,981)	—	(8,440)

Net loss	$(6,711)	$(22,584)	$(2,839)	$(18,230)

Weighted-average shares outstanding — basic	50,345	49,758	50,292	62,243
Stock options and warrants *	—	—	—	—
Weighted-average shares outstanding — diluted	50,345	49,758	50,292	62,243

Loss per share from continuing operations	$(0.13)	$(0.27)	$(0.06)	$(0.16)
Loss per share from continuing operations, diluted	$(0.13)	$(0.27)	$(0.06)	$(0.16)

Loss per share	$(0.13)	$(0.45)	$(0.06)	$(0.29)

Loss per share, diluted	$(0.13)	$(0.45)	$(0.06)	$(0.29)

*	The total weighted-average number of options with exercise prices less than the average closing price of the Company’s common stock for these periods was 0.1 million and 0.2 million for the three and nine months ended September 30, 2008. The effects of including the incremental shares associated with options and warrants are anti-dilutive for all periods presented and are not included in weighted-average shares outstanding-diluted.
12. SEGMENT INFORMATION
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. Prior to 2007, the Company aggregated the refractive centers and access operations into one reportable segment. Beginning in 2007, the Company realigned its organization such that the refractive access segment is now being managed and reported separately. The Company has three lines of business and six reportable segments including “Other” as follows:
•	Refractive Centers: The refractive centers business provides a significant portion of the Company’s revenue and is in the business of providing corrective laser surgery (principally LASIK) in fixed sites typically branded under the TLC name.
•	Doctor Services: The doctor services business provides a variety of services and products directly to doctors and the facilities in which they perform surgery. It consists of the following segments:
•	Mobile Cataract: The mobile cataract segment provides technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery as well as treatment of other eye diseases.

•	Refractive Access: The refractive access segment assists surgeons in providing corrective laser surgery in their own practice location by providing refractive technology, technicians, service and practice development support at the surgeon’s office.

•	Other: The Company has an ownership interest in businesses that manage surgical and secondary care centers. None of these businesses meets the quantitative criteria to be disclosed separately as a reportable segment and they are included in “Other” for segment disclosure purposes.
•	Eye Care: The eye care business consists of two business segments:
•	Optometric Franchising: The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States and Canada.

•	Age-Related Macular Degeneration (“AMD”): The AMD segment includes the Company’s ownership interest in OccuLogix, which is a health care company currently focused on ophthalmic devices for the diagnosis and treatment of age-related eye diseases.

     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for the three and nine months ended September 30, 2007.
     Corporate depreciation and amortization of $0.6 million for the three months ended September 30, 2008 and 2007 is included in corporate operating expenses. Corporate depreciation and amortization of $1.8 million for each of the nine months ended September 30, 2008 and 2007 is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.
     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, prior year figures may vary from previously reported financials in order to better reflect changes in the Company’s current portfolio of centers.
     The Company’s reportable segments are as follows:

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED SEPTEMBER 30, 2008	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$28,516	$5,861	$10,177	$6,596	$6,384	$—	$57,534
Cost of revenues (excluding amortization)	22,245	4,766	7,635	4,217	2,596	—	41,459

Gross profit	6,271	1,095	2,542	2,379	3,788	—	16,075

Segment expenses:
Marketing and sales	6,651	36	1,470	120	1,171	—	9,448
G&A, amortization and other	1,628	(115)	942	455	2	—	2,912
Impairment	—	—	—	1,500	—	—	1,500
Minority interests	(53)	10	—	952	1,223	—	2,132
Earnings from equity investments	(114)	—	—	(353)	—	—	(467)

Segment (loss) profit	$(1,841)	$1,164	$130	$(295)	$1,392	$—	$550

Corporate operating expenses							(4,588)
Interest expense, net							(2,455)
Income tax expense							(218)

Net loss							(6,711)

Depreciation and amortization	$3,158	$737	$681	$380	$12	$—	$4,968

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED SEPTEMBER 30, 2007	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$39,992	$8,123	$9,685	$5,831	$6,062	$—	$69,693
Cost of revenues (excluding amortization)	30,626	6,781	6,986	3,843	2,624	—	50,860

Gross profit	9,366	1,342	2,699	1,988	3,438	—	18,833

Segment expenses:
Marketing and sales	8,847	391	1,016	114	1,100	—	11,468
G&A, amortization and other	2,739	(5)	1,024	456	44	—	4,258
Impairment	—	—	—	3,109	—	—	3,109
Minority interests	90	44	—	681	1,036	—	1,851
Loss (earnings) from equity investments.	484	—	—	(285)	—	2,692	2,891

Segment (loss) profit	$(2,794)	$912	$659	$(2,087)	$1,258	$(2,692)	$(4,744)

Corporate operating expenses							(4,398)
Interest expense, net							(2,034)
Income tax expense							(2,427)

Net loss from continuing operations							(13,603)
Net loss from discontinued operations							(8,981)

Net loss							(22,584)

Depreciation and amortization from continuing operations	$2,901	$659	$717	$376	$14	$—	$4,667
Depreciation and amortization from discontinued operations							26

Depreciation and amortization							$4,693

		DOCTOR SERVICES			EYE CARE
NINE MONTHS ENDED SEPTEMBER 30, 2008	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$126,540	$23,831	$30,527	$18,867	$22,221	$—	$221,986
Cost of revenues (excluding amortization)	89,011	18,500	22,526	12,413	10,109	—	152,559

Gross profit	37,529	5,331	8,001	6,454	12,112	—	69,427

Segment expenses:
Marketing and sales	22,794	112	4,895	349	3,158	—	31,308
G&A, amortization and other	5,672	(321)	3,078	1,200	49	—	9,678
Impairment	—	—	—	1,500	—	—	1,500
Minority interests	1,189	77	—	2,704	4,054	—	8,024
Loss (earnings) from equity investments.	544	—	—	(909)	—	—	(365)

Segment profit (loss)	$7,330	$5,463	$28	$1,610	$4,851	$—	$19,282

Corporate operating expenses							(14,252)
Interest expense, net							(6,919)
Income tax expense							(950)

Net loss							(2,839)

Depreciation and amortization	$9,499	$2,122	$2,055	$1,131	$38	$—	$14,845

		DOCTOR SERVICES			EYE CARE
NINE MONTHS ENDED SEPTEMBER 30, 2007	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$138,782	$28,172	$28,101	$17,216	$19,849	$—	$232,120
Cost of revenues (excluding amortization).	97,567	21,640	20,138	11,292	9,059	—	159,696

Gross profit	41,215	6,532	7,963	5,924	10,790	—	72,424

Segment expenses:
Gain on sale of OccuLogix, Inc. stock	—	—	—	—	—	(933)	(933)
Marketing and sales	23,052	1,046	2,981	322	3,189	—	30,590
G&A, amortization and other	8,184	(110)	2,992	1,628	121	—	12,815
Impairment	—	—	—	3,109	—	—	3,109
Minority interests	1,417	149	—	1,960	3,416	—	6,942
(Earnings) losses from equity investments	(158)	—	—	(952)	—	6,823	5,713

Segment profit (loss)	$8,720	$5,447	$1,990	$(143)	$4,064	$(5,890)	$14,188

Corporate operating expenses							(16,933)
Interest expense, net							(2,014)
Income tax expense							(5,031)

Net loss from continuing operations							(9,790)
Net loss from discontinued operations							(8,440)

Net loss							(18,230)

Depreciation and amortization from continuing operations	$8,709	$1,794	$2,150	$1,047	$44	$—	$13,744
Depreciation and amortization from discontinued operations							84

Depreciation and amortization							$13,828
13. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Capital lease obligations relating to equipment purchases	$2,961	$7,949
Other comprehensive loss on hedge	276	—
Option and warrant reduction	92	825
     Cash paid for the following:

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Interest	$6,018	$3,010
Income taxes	1,172	1,439
14. FAIR VALUE MEASUREMENT
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

     In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarified the application of SFAS No. 157 in an inactive market and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material effect on the Company’s results of operations or financial condition since it did not have any financial assets in inactive markets.
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
     Cash and cash equivalents of $8.5 million at September 30, 2008 are primarily comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on unadjusted quoted prices in active markets for identical assets (Level 1).
     The Company accounts for its interest rate swaps at fair value and at September 30, 2008 had liabilities (amounts due to counterparties) of $1.1 million, which were reported on the balance sheet as other long-term liabilities. The interest rate swaps are valued using inputs obtained in quoted public markets (Level 2).
     The Company also uses fair value measurements when it periodically evaluates the recoverability of goodwill and other intangible assets, and when preparing annual fair value disclosures regarding the company’s long-term debt portfolio.
15. RECENT ACCOUNTING STANDARDS PENDING ADOPTION
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
16. SUBSEQUENT EVENTS
     On October 6, 2008 OccuLogix completed the acquisition of a 100% ownership interest in OcuSense, an ophthalmic device company headquartered in San Diego, California. As consideration for the ownership interest in OcuSense, OccuLogix issued an aggregate 79,248,175 shares of OccuLogix common stock to the former shareholders of OcuSense. The transaction diluted TLCVision’s ownership in OccuLogix to approximately 8%.
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
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improved vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. A significant portion of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 78 centers that provide corrective laser surgery, of which 68 are majority-owned and 10 centers are minority-owned. In its doctor services segment, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care segment, the Company provides franchise opportunities to independent optometrists under its Vision Source brand and is a minority owner of OccuLogix, Inc., a company pursuing treatments for selected eye diseases.
     The Company serves surgeons who performed approximately 186,000 and 211,000 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during each of the nine months ended September 30, 2008 and 2007, respectively. Included in the 2007 procedure volume are approximately 3,000 procedures associated with the Company’s discontinued operations. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data. The strongest quarter for refractive procedures performed has historically been the first quarter of the year, which management believes is primarily driven by the availability of funds under typical employer medical flexible spending programs.

     The Company continually assesses patient, optometric and ophthalmic industry trends as it strives to improve laser vision correction revenues and procedure volumes. On November 8, 2006, the Company announced its intention to reposition a majority of its wholly-owned refractive centers by introducing a lower entry-level price and adding a direct-to-consumer marketing message to its existing optometric-referral patient acquisition model. The direct-to-consumer marketing approach resulted in higher marketing expense during the nine months ended September 30, 2008 and 2007 in comparison to prior years, which are designed to increase several operating metrics in future periods. Operating metrics that could be affected include refractive volume, refractive revenues and marketing expenses, while the impact on net income will be dependent, in part, on the magnitude of these increases and the ability of marketing to drive additional procedures.
RECENT DEVELOPMENTS
     Included in acquisition and equity investments are cash payments during 2008 and 2007 of approximately $6.6 million and $2.8 million, respectively, related to the Company’s 2005 TruVision acquisition, which have been included in the purchase price allocation. Of the 2008 and 2007 amounts, approximately $2.0 and $2.8 million, respectively, relate to cash paid under the contingent earn-out provisions of the acquisition, which are included in the purchase price allocation. The remaining $4.6 million paid during 2008 relates to an amendment to the TruVision merger agreement, which removed the contingent earn-out provisions, discussed in further detail below.
     During February 2007, Lindsay Atwood, as Shareholders’ Representative pursuant to the October 2005 Agreement and Plan of Merger by which the Company acquired TruVision, Inc., filed a lawsuit in state court in Salt Lake City, Utah in a matter styled Atwood v. TLC Vision Corporation. Mr. Atwood challenged the calculation of the first of three contingent annual earn-out payments set forth in the merger agreement. The lawsuit was stayed and the complaint was in arbitration until the parties concluded out-of-court to amend the merger agreement during May 2008. As part of the amended agreement, the Company and Mr. Atwood agreed to eliminate and replace the current and future earn-out provisions in exchange for $12.3 million to be paid in three installment payments, and certain other immaterial assets. The amendment did not significantly impact net income as the cash payments represent additional purchase consideration related to the acquisition.
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
RESULTS OF OPERATIONS
     A significant portion of the Company’s revenues are a function of the number of laser vision correction procedures performed and the pricing for these services. As indicated below, the Company has experienced declines in the level of refractive procedure volume during the three and nine months ended September 30, 2008. Management believes that the refractive procedure volume decline is due to the deteriorated U.S. economic condition and its negative impact on consumer discretionary spending habits. Management expects these conditions will continue to adversely affect our refractive procedure volume for at least the balance of 2008.
     The Company reviews its definition of centers when there is a change in its level of operating control and/or ownership at the center, or if the mode of service delivery at the location is significantly altered. As a result, the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2007 include certain reclassifications to conform with classifications for the three and nine months ended September 30, 2008, to better reflect changes in the Company’s current portfolio of centers.

     The following table sets forth certain center and procedure operating data for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	68	65	68	65
Number of minority-owned eye care centers at end of period	10	15	10	15

Number of TLCVision branded eye care centers at end of period	78	80	78	80

Number of laser vision correction procedures:
Majority-owned centers	16,300	23,800	73,600	84,000
Minority-owned centers	3,500	4,900	13,900	16,700

Total TLCVision branded center procedures	19,800	28,700	87,500	100,700
Total access procedures	8,500	13,500	36,400	48,100

Total laser vision correction procedures	28,300	42,200	123,900	148,800

     It is anticipated that the Company’s planned cash flows from operations and borrowings under the Credit Facility will be sufficient for operating cash requirements for at least the next 12 months. Furthermore, based on current internal forecasts, the Company projects to remain in compliance with debt covenants for the remainder of the fiscal year. If, however, the recent significant reduction in refractive laser correction demand were to worsen and persist for an extended period, the Company’s current forecast and ability to fund future operating and capital expenditures would be negatively impacted and it is possible that the Company may not comply with its debt covenants. Under these circumstances it would become necessary for the Company to seek modification of its financing arrangements. There is no assurance that the Company would be able to obtain modifications to existing agreements or additional financing in such circumstances or, if such financing were available, the costs of such financing could increase significantly.
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for the three and nine months ended September 30, 2007.
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007
     Total revenues for the three months ended September 30, 2008 were $57.5 million, a decrease of $12.2 million (17%) from revenues of $69.7 million for the three months ended September 30, 2007. The decrease in revenue generally resulted from the decline in refractive centers and access procedures outlined above, partially offset by higher cataract procedure volume and stronger eye care results.
     Revenues from refractive centers for the three months ended September 30, 2008 were $28.5 million, a decrease of $11.5 million (29%) from revenues of $40.0 million for the three months ended September 30, 2007. The decrease in revenues from centers resulted from a decline in center procedures, which accounted for a decrease in revenues of approximately $12.6 million. Partially offsetting the revenue decline caused by the procedure shortfall was an increase to refractive center revenue of $1.1 million resulting from an increased mix of higher priced procedures and improved pricing descipline. For the three months ended September 30, 2008, majority-owned center procedures were approximately 16,300, a decrease of 7,500 from 23,800 procedures for the three months ended September 30, 2007. The procedure decline was the result of the continued weak economic conditions during the three months ended September 30, 2008.
     Revenues from doctor services for the three months ended September 30, 2008 were $22.6 million, a decrease of $1.0 million from revenues of $23.6 million for the three months ended September 30, 2007. The decline in revenue was due to lower procedure volume in refractive access, partially offset by increases in the Company’s mobile cataract and other segments.
     Revenues from the Company’s mobile cataract segment for the three months ended September 30, 2008 were $10.2 million, an increase of $0.5 million (5%) from revenues of $9.7 million for the three months ended September 30, 2007. The increase in mobile cataract revenue was due to increased surgical procedure volume of 7% and higher surgical average sale price, partially offset by a decrease in Foresee PHP™ volume.
     Revenues from the refractive access services segment for the three months ended September 30, 2008 were $5.9 million, a decrease of $2.2 million (28%) from revenues of $8.1 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, excimer procedures declined by 5,000 (37%) from the prior year period on lower customer demand driven by the weakened economy, which accounted for a decrease in revenues of approximately $3.0 million. This decrease was partially offset by higher average pricing and mobile Intralase revenues, which together increased access revenues by approximately $0.8 million.
     Revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended September 30, 2008 were $6.6 million, an increase of $0.8 million (13%) from revenues of $5.8 million for the three months ended September 30, 2007. The increase was primarily driven by a 24% increase in majority-owned procedures, partially offset by less favorable procedure mix.
     Revenues from eye care for the three months ended September 30, 2008 were $6.4 million, an increase of $0.3 million (5%) from revenues of $6.1 million for the three months ended September 30, 2007. This increase was primarily due to a 12% increase in the total number of franchisees.
     Total cost of revenues (excluding amortization expense for all segments) for the three months ended September 30, 2008 were $41.5 million, a decrease of $9.4 million (18%) over the cost of revenues of $50.9 million for the three months ended September 30, 2007.
     The cost of revenues from refractive centers for the three months ended September 30, 2008 was $22.2 million, a decrease of $8.4 million (27%) from cost of revenues of $30.6 million for the three months ended September 30, 2007. This decrease was attributable to a $4.7 million cost of revenue decline caused by lower procedure volume, $2.2 million in fixed cost reductions, and $1.5 million related to decreased variable cost per procedure. Partially offsetting the decline caused by the procedure shortfall was an increase to cost of revenues of approximately $1.3 million from higher average costs per procedure. Gross margins for centers decreased to 22.0% during the three months ended September 30, 2008 from 23.4% in the prior year period. The decrease in margin was primarily due to higher per procedure cost on lower volume.
     The cost of revenues from doctor services for the three months ended September 30, 2008 was $16.6 million, a decrease of $1.0 million (6%) from cost of revenues of $17.6 million for the three months ended September 30, 2007. Gross margins increased to 26.6% during the three months ended September 30, 2008 from 25.5% in the prior year period. The increase in cost of revenues was due to the following:
     The cost of revenues from the Company’s mobile cataract segment for the three months ended September 30, 2008 was $7.6 million, an increase of $0.6 million (9%) from cost of revenues of $7.0 million for the three months ended September 30, 2007. This increase was primarily due to higher cataract procedure volume.
     The cost of revenues from the refractive access segment for the three months ended September 30, 2008 was $4.8 million, a decrease of $2.0 million (30%) from cost of revenues of $6.8 million for the three months ended September 30, 2007. The decrease was primarily attributable to $2.5 million of lower costs associated with decreased excimer procedure volume, partially offset by an increase in cost of revenues of $0.5 million primarily associated with higher cost procedures and the mobile Intralase offering.
     The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended September 30, 2008 was $4.2 million, an increase of $0.4 million (10%) from cost of revenues of $3.8 million for the three months ended September 30, 2007. The increase was consistent with the increase in revenues, resulting from the increase in procedures.
     The cost of revenues from eye care for the three months ended September 30, 2008 was $2.6 million, which is consistent with the cost of revenues for the three months ended September 30, 2007. Gross margins increased to 59.3% during the three months ended September 30, 2008 from 56.7% in the prior year period on a $0.3 million increase in revenue while costs remained consistent with prior year.
     General and administrative expenses of $6.8 million for the three months ended September 30, 2008 decreased $0.6 million from $7.4 million for the three months ended September 30, 2007. The decrease was primarily related to lower salary related expenses and professional fees.
     Marketing expenses decreased to $9.4 million for the three months ended September 30, 2008 from $11.5 million for the three months ended September 30, 2007. The $2.1 million decrease was primarily due to a decline in spending in the refractive centers business associated with the Company’s cost containment activities in response to the recent economic downturn.
     During the three months ended September 30, 2008 and 2007, the Company recorded impairment charges of $1.5 million and $3.1 million, respectively, against goodwill and other long-term assets. The impairment charges are included in the Company’s doctor services business and relate to the decline in the fair values of various ambulatory surgical centers owned by the Company compared to carrying values.
     Other operating income increased $0.6 million for the three months ended September 30, 2008 from other operating expense of $0.4 million for the three months ended September 30, 2007. The increase in other operating income was primarily related to a $0.1 million gain from the sale of assets during the three months ended September 30, 2008 and center closing costs and losses on the sale of subsidiaries of $0.4 million incurred in 2007.
     Interest income decreased to $0.1 million for the three months ended September 30, 2008 from $0.2 million for the three months ended September 30, 2007. This $0.1 million decrease was primarily due to lower interest earnings related to lower average cash and short-term investment balances over the prior year.
     Interest expense increased to $2.6 million for the three months ended September 30, 2008 from $2.3 million for the three months ended September 30, 2007. This $0.3 million increase reflects higher interest rates on borrowings under the new Credit Facility. The average interest rates for the three months ended September 30, 2008 and 2007 were approximately 9.9% and 8.2%, which include the impact of deferred loan costs and other fees.
     Minority interest expense increased to $2.1 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007 due primarily to higher profits in non-wholly owned entities.
     Income from equity investments was $0.5 million for the three months ended September 30, 2008 compared to losses of $2.9 million for the three months ended September 30, 2007. The $3.4 million favorable change primarily resulted from the Company no longer recognizing losses generated by the Company’s investment in OccuLogix, Inc., which amounted to approximately $2.7 million in equity losses during the three months ended September 30, 2007.
     For the three months ended September 30, 2008, the Company recognized income tax expense of $0.2 million, which was determined using an estimate of the Company’s 2008 total annual tax expense based on the forecasted taxable income for the full year. For the three months ended September 30, 2007, the Company recognized income tax expenses of $2.4 million that primarily resulted from adjusting its forecasted effective tax rate based on revised estimates of taxable income.
     Loss from discontinued operations for the three months ended September 30, 2007 includes the net operating results from two ambulatory surgery centers that were sold in 2007, which were formerly included in the Company’s doctor services business. These discontinued operations generated net sales of approximately $1.0 million and a net loss of $9.0 million for the three months ended September 30, 2007, which includes goodwill impairment charges of $9.3 million.
     Net loss for the three months ended September 30, 2008 was $6.7 million, or ($0.13) per basic and diluted share, compared to net loss of $22.6 million, or ($0.45) per basic and diluted share, for the three months ended September 30, 2007. This $15.9 million favorable change in net loss was primarily a result of a $0.6 million decrease in general and administrative expense, a $2.1 million decrease in marketing and sales expense, a $1.6 million reduction in impairment charges, a $3.4 million favorable change in equity investment earnings, a $2.2 million decrease in income tax expense, and $9.0 million in discontinued operation losses in 2007. Partially offsetting the above increases to net income was a $2.7 million gross profit decrease, a $0.2 million increase in minority interest expense, and the $0.3 million increase in interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007
     Total revenues for the nine months ended September 30, 2008 were $222.0 million, a decrease of $10.1 million (4%) from revenues of $232.1 million for the nine months ended September 30, 2007. The decrease in revenue was primarily attributable to the decline in refractive centers and access procedures, partially offset by higher cataract volume and growth in eye care.
     Revenues from refractive centers for the nine months ended September 30, 2008 were $126.5 million, a decrease of $12.3 million (9%) from revenues of $138.8 million for the nine months ended September 30, 2007. The decrease in revenues from centers resulted from lower center procedure volume, which accounted for a decrease in revenues of approximately $17.3 million. The revenue decline caused by the procedure shortfall was partially offset by increased revenue on improved pricing descipline and increased mix of higher priced procedures, which accounted for approximately $5.0 million of increased revenue. For the nine months ended September 30, 2008, majority-owned center procedures were approximately 73,600, a decrease of 10,400 from 84,000 procedures for the nine months ended September 30, 2007.
     Revenues from doctor services for the nine months ended September 30, 2008 were $73.2 million, a decrease of $0.3 million (1%) from revenues of $73.5 million for the nine months ended September 30, 2007. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access, partially offset by increases in the Company’s mobile cataract and other segments.
     Revenues from the Company’s mobile cataract segment for the nine months ended September 30, 2008 were $30.5 million, an increase of $2.4 million (9%) from revenues of $28.1 million for the nine months ended September 30, 2007. The increase in mobile cataract revenue was due to increased surgical procedure volume of 6% and higher Foresee PHP™ sales volume.
     Revenues from the refractive access services segment for the nine months ended September 30, 2008 were $23.8 million, a decrease of $4.4 million (15%) from revenues of $28.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, excimer procedures declined by 11,700 (24%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $6.9 million. This decrease was partially offset by higher average pricing and mobile Intralase revenues, which together increased access revenues by approximately $2.5 million.
     Revenues from the Company’s businesses that manage cataract and secondary care centers for the nine months ended September 30, 2008 were $18.9 million, an increase of $1.7 million (10%) from revenues of $17.2 million for the nine months ended September 30, 2007. The increase was primarily driven by a 19% increase in majority-owned procedures, partially offset by less favorable procedure mix.
     Revenues from eye care for the nine months ended September 30, 2008 were $22.2 million, an increase of $2.4 million (12%) from revenues of $19.8 million for the nine months ended September 30, 2007. This increase was primarily due to a 12% increase in the total number of franchisees.
     Total cost of revenues (excluding amortization expense for all segments) for the nine months ended September 30, 2008 was $152.6 million, a decrease of $7.1 million (4%) from the cost of revenues of $159.7 million for the nine months ended September 30, 2007.
     The cost of revenues from refractive centers for the nine months ended September 30, 2008 was $89.0 million, a decrease of $8.6 million (9%) from cost of revenues of $97.6 million for the nine months ended September 30, 2007. This decrease was attributable to a $6.3 million cost of revenue decline caused by lower procedure volume, $1.1 million in fixed cost reductions, and $1.2 million related to decreased variable cost per procedure. Gross margins for centers was 29.7% during the nine months ended September 30, 2008, consistent with gross margins during the prior year period.
     The cost of revenues from doctor services for the nine months ended September 30, 2008 was $53.4 million, an increase of $0.3 million (1%) from cost of revenues of $53.1 million for the nine months ended September 30, 2007. Gross margins decreased to 27.0% during the nine months ended September 30, 2008 from

27.8% in the prior year period. The increase in cost of revenues was due to the following:
     The cost of revenues from the Company’s mobile cataract segment for the nine months ended September 30, 2008 was $22.5 million, an increase of $2.4 million (12%) from cost of revenues of $20.1 million for the nine months ended September 30, 2007. This percentage increase was primarily due to higher cataract procedure volume.
     The cost of revenues from refractive access segment for the nine months ended September 30, 2008 was $18.5 million, a decrease of $3.1 million (15%) from cost of revenues of $21.6 million for the nine months ended September 30, 2007. This decrease was primarily attributable to $5.2 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $2.1 million primarily associated with higher cost procedures and the mobile Intralase offering.
     The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the nine months ended September 30, 2008 was $12.4 million, an increase of $1.1 million (10%) from cost of revenues of $11.3 million for the nine months ended September 30, 2007. The increase was consistent with the increase in revenues, resulting from the increase in procedures.
     The cost of revenues from eye care for the nine months ended September 30, 2008 was $10.1 million, an increase of $1.0 million (12%) from cost of revenues of $9.1 million for the nine months ended September 30, 2007. The increase was consistent with the increase in revenues. Gross margins increased slightly to 54.5% during the nine months ended September 30, 2008 from 54.4% in the prior year period.
     General and administrative expenses of $22.2 million for the nine months ended September 30, 2008 decreased $4.0 million from $26.2 million for the nine months ended September 30, 2007. The decrease was primarily related to lower salary related expenses and professional fees.
     Marketing expenses increased to $31.3 million for the nine months ended September 30, 2008 from $30.6 million for the nine months ended September 30, 2007. The $0.7 million increase was primarily due to increased spending in the doctor services business to support a dedicated Foresee PHP™ sales force. The Company reduced its marketing spend during the three months ended September 30, 2008 in order to reduce costs during the current economic downturn.
     During the nine months ended September 30, 2008 and 2007, the Company recorded impairment charges of $1.5 million and $3.1 million, respectively, against goodwill and other long-term assets. The impairment charges are included in the Company’s doctor services segment and relate to the decline in the fair values of various ambulatory surgical centers owned by the Company compared to carrying values.
     Other operating income increased to $0.7 million for the nine months ended September 30, 2008 from other operating expense of $1.0 million for the nine months ended September 30, 2007. The increase in other operating income was primarily related to a $0.1 million gain from the sale of businesses and a $0.4 million gain on sales of fixed assets during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, operating expense was negatively impacted by center closing and severance costs of $0.9 million.
     During the nine months ended September 30, 2007, the Company recorded a $0.9 million gain on the sale of 1.9 million shares of OccuLogix, Inc. common stock. No shares of OccuLogix, Inc. common stock were sold during the nine months ended September 30, 2008.
     Interest income decreased to $0.5 million for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007. This $0.9 million decrease was primarily due to lower interest earnings related to lower average cash and short-term investment balances over the prior year.
     Interest expense increased to $7.5 million for the nine months ended September 30, 2008 from $3.4 million for the nine months ended September 30, 2007. This $4.1 million increase reflects the leveraged re-capitalization of the Company during June 2007 and was primarily due to interest on borrowings under the new Credit Facility. The average interest rate for the nine months ended September 30, 2008 was approximately 9.4%, which includes the impact of deferred loan costs and other fees.

     Minority interest expense increased to $8.0 million for the nine months ended September 30, 2008 from $6.9 million for the nine months ended September 30, 2007 due primarily to higher profits in non-wholly owned entities.
     Income from equity investments was $0.4 million for the nine months ended September 30, 2008 compared to losses of $5.7 million for the nine months ended September 30, 2007. The $6.1 million favorable change primarily resulted from the Company no longer recognizing losses generated by the Company’s investment in OccuLogix, Inc., which amounted to approximately $6.8 million in equity losses during the nine months ended September 30, 2007, partially offset by lower equity earnings of $0.7 million in the Company’s remaining investments.
     For the nine months ended September 30, 2008, the Company recognized income tax expense of $1.0 million, which was determined using an estimate of the Company’s 2008 total annual tax expense based on the forecasted taxable income for the full year. For the nine months ended September 30, 2007, the Company recognized income tax expense of $5.0 million.
     Loss from discontinued operations for the nine months ended September 30, 2007 include the net operating results from two ambulatory surgery centers that were sold in 2007, which were formerly included in the Company’s doctor services business. These discontinued operations generated net sales of approximately $2.9 million and a net loss of $8.4 million for the nine months ended September 30, 2007, which includes goodwill impairment charges of $9.3 million.
     Net loss for the nine months ended September 30, 2008 was $2.8 million, or ($0.06) per basic and diluted share, compared $18.2 million, or ($0.29) per basic and diluted share, for the nine months ended September 30, 2007. This $15.4 million favorable change was primarily a result of a $4.0 million decrease in general and administrative expense, a $1.6 million reduction in impairment charges, a $1.7 million increase in other income, a $6.1 million favorable change in equity investment earnings, a $4.0 million decrease in income tax expense, and a $8.4 million reduction in discontinued operation losses. Partially offsetting the above decreases to net loss was a $3.0 million gross profit decrease, a $0.7 million increase in marketing and sales expense, a $1.1 million increase in minority interest expense, and the $4.1 million increase in interest expense.
LIQUIDITY AND CAPITAL RESOURCES
     During the nine months ended September 30, 2008, the Company continued to focus its activities primarily on its strategic growth initiatives, fixed cost structure optimization, and capital preservation in response to current economic conditions. Cash and cash equivalents at September 30, 2008 totaled $8.5 million, a decrease of $4.4 million from December 31, 2007. This decrease was due to $22.1 million of cash provided by operating activities, offset primarily by capital expenditures, acquisition and equity investments, principal payments of debt, capitalized debt costs and distributions to minority interests. Net current liabilities at September 30, 2008 were $14.8 million, an unfavorable change of $3.7 million from $11.1 million at December 31, 2007. This change was primarily due to a $4.4 million decrease in cash and cash equivalents, a $0.2 million decrease in accounts receivable, a $1.9 million increase in accounts payable, and a $1.9 million increase in accrued liabilities, partially offset by a $1.0 million increase in prepaids, inventory and other assets, and a $3.9 million decrease in current maturities of long-term debt .
     The Company’s principal cash requirements have included normal operating expenses, debt repayments, distributions to minority partners, capital expenditures, acquisitions and investments.
     During the nine months ended September 30, 2008, the Company invested $2.8 million in fixed assets and received vendor lease financing for an additional $3.0 million.
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
     During June 2007, the Company entered into a $110.0 million credit facility (“Credit Facility” or “Agreement”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:

     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of September 30, 2008, $76.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of September 30, 2008, no borrowings were outstanding under this portion of the facility and approximately $23.8 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.2 million.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin, which at September 30, 2008 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow (as defined in the Agreement) exists. For the year ended December 31, 2007, it was determined the Company had excess cash flow as defined under the terms of the Credit Facility. As a result, the Company was required to make an additional principal payment of $1.7 million during the nine months ended September 30, 2008. In addition, $3.0 million of optional prepayments were made during the nine months ended September 30, 2008, which were partially applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being due on June 30, 2009. No required or optional prepayments were made during the three months ended September 30, 2008.
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
     It is anticipated that the Company’s planned cash flows from operations and borrowings under the Credit Facility will be sufficient for operating cash requirements for at least the next 12 months. Furthermore, based on current internal forecasts, the Company projects to remain in compliance with debt covenants for the remainder of the fiscal year. If, however, the recent significant reduction in refractive laser correction demand were to worsen and persist for an extended period, the Company’s current forecast and ability to fund future operating and capital expenditures would be negatively impacted and it is possible that the Company may not comply with its debt covenants. Under these circumstances it would become necessary for the Company to seek modification of its financing arrangements. There is no assurance that the Company would be able to obtain modifications to existing agreements or additional financing in such circumstances or, if such financing were available, the costs of such financing could increase significantly.
CASH FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $22.1 million for the nine months ended September 30, 2008. The cash flows provided by operating activities during the nine months ended September 30, 2008 were primarily due to a net loss of $2.8 million plus non-cash items including depreciation and amortization of $14.9 million, minority interests of $8.0 million, and non-cash stock-based compensation expense of $1.1 million. Operating cash flow was also impacted by a $0.1 million increase in net operating assets and liabilities. This $0.1 million increase consisted of a $1.9 million increase in accounts payable and accrued expenses, partially offset by a $1.0 million increase in prepaid expenses and other current assets, and a $1.0 million increase in accounts receivable.
CASH FROM INVESTING ACTIVITIES
     Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2008. The cash used in investing activities included capital expenditures of $2.8 million and acquisitions and investments of $8.3 million, which primarily includes the acquisition of TruVision. These cash outflows were partially offset by $1.7 million of distributions and loan payments received from equity investments, proceeds from the sales of fixed assets of $0.8 million and $1.1 million of proceeds received on the divestitures of businesses.
CASH FROM FINANCING ACTIVITIES
     Net cash used in financing activities was $18.9 million for the nine months ended September 30, 2008. Net cash used during this period was primarily related to repayment of certain notes payable and capitalized lease obligation of $25.8 million, capitalized debt costs of $0.5 million and $7.7 million of distributions to minority interests. Partially offsetting the cash used in financing activities were proceeds from debt financing of $13.8 million, issuances of common stock of $0.3 million and restricted cash movement of $1.1 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the ordinary course of business, the Company is exposed to interest rate risks and foreign currency risks, which the Company does not currently consider to be material. These interest rate exposures primarily relate to having short-term investments earning short-term interest rates and to having variable rate debt.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There have been no material changes in legal proceedings other than reported in the Company’s June 30, 2008 Form 10-Q from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
10.1	Amended and Restated Master Capital Lease Agreement with Advanced Medical Optics (“IntraLase Corp”), portions of which omitted pursuant to a request for confidential treatment filed separately with the Commission.

10.2	Consulting Agreement with Richard L. Lindstrom, M.D.

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By:	/s/ James C. Wachtman
James C. Wachtman
Chief Executive Officer November 10, 2008

By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer November 10, 2008

EXHIBIT INDEX

No.	Description

10.1
Amended and Restated Master Capital Lease Agreement with Advanced Medical Optics (“IntraLase Corp”), portions of which omitted pursuant to a request for confidential treatment filed separately with the Commission.

10.2	Consulting Agreement with Richard L. Lindstrom, M.D.

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350