Form 10-K
period 2008-12-31
TLC VISION CORP
filed 2009-04-01
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act). ☐ Yes ☑ No
     As of June 30, 2008, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $49.8 million.
     As of March 23, 2009, there were 50,565,219 shares of the registrant’s Common Shares outstanding.
     DOCUMENTS INCORPORATED BY REFERENCE:
     Definitive Proxy Statement for the Company’s 2009 annual shareholders meeting (incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14).

EXHIBIT INDEX
List of the Company’s Subsidiaries
Consent of Independent Registered Public Accounting Firm
CEO’s Certification Required by Rule 13A-14(a)
CFO’s Certification Required by Rule 13A-14(a)
CEO’s Certification Pursuant to Section 906
CFO’s Certification Pursuant to Section 906

     This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which statements may be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “plans” or “continue” or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See “Item 1A. Risk Factors” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in the Form 10-K except as required by law. Unless the context indicates or requires otherwise, references in this Form 10-K to “we,” “our,” “us,” the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “Cdn$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission.
PART I
ITEM 1. BUSINESS
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improving vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. In its doctor services business, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company currently provides franchise opportunities to independent optometrists under its Vision Source® brand.
LIQUIDITY
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide for working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets in the late summer and fall of 2008 limited the ability of companies such as TLCVision to access the capital markets. The deepening recession in the fourth quarter of 2008 has had a significant impact on the Company’s operations, resulting in a sharp decline in the financial performance. As a result, the Company’s liquidity became progressively constrained in the fourth quarter of 2008. The Company has incurred losses from continuing operations of $98.3 million and $35.3 million for the years ended December 31, 2008 and 2007, respectively.
     Beginning in early 2008, in response to the deteriorated economic environment the Company implemented a series of initiatives to balance its costs of operation with the new lower level of refractive procedures. The Company continues to implement cost reduction and cash generation initiatives, including reductions in headcount, freezing or reducing salaries and benefits, reductions in discretionary spending including direct to consumer marketing, reductions in overhead costs, lower capital spending, the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes.
     Due to the sharp decline in customer demand during the second half of fiscal 2008, and the resulting decline in sales, the Company’s financial performance deteriorated sharply during the fourth quarter of 2008 resulting in the Company’s inability to be in compliance with its primary financial covenants under its Credit Facility as of December 31, 2008. See Note 14, “Debt,” in the consolidated financial statements for information on the Company’s various debt agreements. Furthermore, in the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to be in compliance with these covenants for the balance of 2009 unless amended. Accordingly, the Company is in active discussions with the lenders to secure both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Facility to avoid a subsequent default. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.

     In light of the existing non-compliance with the financial covenants as of December 31, 2008 and given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 unless amended, borrowings of $82.7 million under the Credit Facility have been recorded as current liabilities as of December 31, 2008. Accordingly, at December 31, 2008, the Company has a working capital deficiency of approximately $99.5 million. Subsequent to December 31, 2008, the Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility raising the total outstanding debt under the Credit Facility to $100.1 million as of February 28, 2009.
     The Company will likely continue to incur operating losses in 2009 and its liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure.
     The Company’s independent registered public accounting firm’s report issued in the December 31, 2008 Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including significant losses, limited access to additional liquidity and compliance with certain financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
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
TREATMENTS FOR REFRACTIVE DISORDERS
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
     Surgical Procedures. Vision correction surgery is an elective procedure available that alters the way light rays are focused directly on the retina, thus eliminating or dramatically reducing the need for eyeglasses or contact lenses. Several types of vision correction surgery are available, and prospective patients are encouraged to carefully consider the alternatives, the associated benefits and risks of each procedure, and seek the advice of their eye care professional. Vision correction surgeries available at TLCVision include:

•	LASIK (Laser In Situ Keratomileusis). LASIK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Because LASIK creates a corneal flap to reshape the cornea and does not disrupt the front surface of the cornea, it generally is less painful, has a quicker recovery period and shorter post-operative need for steroid eye drops than other surgical procedures. LASIK is currently the most common laser refractive procedure and may be the treatment of choice for patients desiring a more rapid visual recovery.

•	CustomLASIK. Widely introduced in 2003, CustomLASIK is a technologically supported advancement to LASIK. CustomLASIK involves increased pre-operative diagnostic capabilities that measure the eye from front to back using “wavefront” technology to create a three dimensional corneal map. The information from that map guides the laser in customizing the laser ablation to an individual’s visual irregularities, beyond myopia and hyperopia. CustomLASIK using wavefront technology has the potential to improve not only how much a person can see, in terms of visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see in terms of contrast sensitivity and fine detail. This translates to a reduced occurrence of night vision disturbances post-LASIK.

•	PRK (Photorefractive Keratectomy). PRK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea without making a flap. During PRK, the protective surface layer of the cornea (the epithelium) is removed prior to the laser refractive treatment to reshape the cornea. This protective layer regenerates during the first week after surgery. The risk of pain, infection and corneal scarring is higher with PRK than with LASIK; however, the intra-operative risks are lessened with PRK because no corneal flap is created.

•	LASEK (Laser Assisted Sub-Epithelial Keratectomy). LASEK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Unlike LASIK that creates a corneal flap, LASEK loosens and folds the protective outer layer of the cornea (the epithelium) to the side prior to the laser refractive treatment. At the completion of the laser refractive treatment the epithelium is put back in its original position. This combines the advantages of LASIK with the safety of PRK. The risk of pain, infection and corneal scarring is higher with LASEK than with LASIK; however, the intra-operative risks are lessened with LASEK because the flap which is created is only in the epithelium. The United States Food and Drug Administration (“FDA”) has not yet approved use of the excimer laser for LASEK.

•	AK (Astigmatic Keratotomy). AK corrects astigmatism by making microscopic incisions in the cornea to relax and change the shape of the cornea.

•	INTACS. INTACS corrects very low levels of nearsightedness (—1.00 diopters to —3.00 diopters) by implanting rings in the cornea to reshape it rather than surgically altering the cornea. INTACS may also be used to correct irregularities in the shape of the cornea caused by some corneal dystrophies.

•	CK (Conductive Keratoplasty). For patients age 40 and older, CK is designed for the temporary reduction of farsightedness (+.75 to +3.25 diopters) or treat an aging change to the focusing power of the eye called presbyopia. CK uses radio frequency instead of a laser to reshape the cornea.

•	PTK (Phototherapeutic Keratectomy). PTK treats abrasions, scars or other abnormalities of the cornea caused by injury, disease or previous surgery. PTK uses an excimer laser to remove superficial opacities and irregularities of the cornea to improve vision or reduce symptoms of pain or discomfort due to an underlying eye condition.

•	Refractive IOL Procedures. Intraocular lenses (IOLs) are permanent or semi-permanent, artificial lenses that are implanted to replace or supplement the eye’s natural crystalline lens. While not a common procedure for correcting refractive errors, the placement of a refractive IOL can help patients who are not candidates for laser refractive surgery. IOLs have been used in the United States since the late 1960s to restore visual function to cataract patients, and more recently are being used in refractive surgery procedures. There are several types of refractive IOLs: phakic IOLs, multi-focal IOLs and accommodating IOLs. Patient suitability and quality of visual outcome for each of these lens options varies.
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
     Excimer laser procedures are designed to reshape the outer layers of the cornea to treat vision disorders by changing the curvature of the cornea. Prior to the procedure being performed, the doctor develops a treatment plan taking into consideration the exact correction required utilizing the results of each individual patient’s eye examination and diagnostic tests performed, such as topography and wavefront analysis. The treatment plan is entered into the laser and the software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. These procedures are performed on an outpatient basis using only topical anesthetic eye drops that promote patient comfort during the procedure. Patients are reclined in a chair, an eyelid holder is inserted to prevent blinking, and the surgeon positions the patient in direct alignment with the fixation target of the excimer laser. The stromal layer of the cornea is exposed either by removing the epithelium (PRK or LASEK) or creating a thin flap of the outermost layer of the cornea using either a femtosecond laser or a microkeratome blade. The surgeon uses a foot switch to apply the excimer beam that emits a rapid succession of excimer laser pulses, and once complete, the flap is returned to its original position. The typical procedure takes 10 to 15 minutes from set-up to completion, with the length of time of the actual excimer laser treatment lasting between 15 to 90 seconds, depending on the amount of correction required.
     In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval from the FDA. An FDA pre-market approval is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for “off-label” uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA pre-market approval for the sale of an excimer laser for refractive procedures was granted in 1995 for the laser of Summit Technologies, Inc. (now Alcon Laboratories, Inc., a division of Nestle, S.A.). That first approval was for the treatment of myopia. To date, the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK, including VISX, Inc., a subsidiary of Abbott Medical Optics (formerly Advanced Medical Optics), which is the market leader and the provider of most of the Company’s excimer lasers. In Canada and Europe, the use of excimer lasers to perform refractive surgery is not currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Therapentic Products Directorate of Health Canada regulates the sale of devices, including excimer lasers used to perform procedures at the Company’s Canadian eye care centers.
THE REFRACTIVE MARKET
     While estimates of market size should not be taken as projections of revenues or of the Company’s ability to penetrate that market, Market Scope’s November 2008 Comprehensive Report on the Refractive Market estimates that the 2009 U.S. refractive market potential is 113 million eyes. To date, based on Market Scope’s estimate of the number of people who have had procedures, only an estimated 11.8% of this target population has had laser vision correction.
     Estimates by Market Scope indicate that 1.3 million laser vision correction procedures were performed in the United States in 2004, 1.4 million were performed in each of 2005, 2006 and 2007, and 1.0 million were performed in 2008. Market Scope estimates, as of February 2009, that 0.7 million laser vision correction procedures will be performed in 2009.
     Laser vision correction procedures are not covered by traditional health care plans and therefore procedure growth remains more a function of consumer discretionary spending. LASIK industry analysts rely on consumer spending patterns, which correlate directly to consumer sentiment, in order to predict industry growth trends. The U.S. Consumer Confidence Index (“CCI”) is an indicator designed to measure consumer confidence, which is defined as the degree of optimism on the state of the economy that consumers are expressing through their activities of savings and spending. The CCI fell to an all-time low in December 2008 and continues to deteriorate during early 2009.
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

MARKET FOR CATARACT SURGERY
     According to Prevent Blindness America, cataracts are a leading cause of blindness among older adults in the United States. More than 20 million Americans age 40 and older have cataracts. The National Eye Institute (“NEI”) states that cataracts are the leading cause of low vision among all Americans, responsible for about 50 percent of all cases. The NEI estimates that the number of adults 40 years and older in the U.S. with cataracts will increase by 47 percent to 30.1 million in 2020. Cataract surgery is the most frequently performed surgery in the United States, with more than 3.0 million Americans undergoing cataract surgery each year. By age 80, more than half of all Americans either have a cataract or have had cataract surgery.
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
BUSINESS STRATEGY
     TLCVision is an eye care services company dedicated to improving lives through improving vision. The Company’s strategy focuses on driving market share growth across its three lines of business.
     Refractive Centers
     The Company will focus on growing market share and maintaining earnings and cash generation in its core refractive centers business by maximizing revenues through doctor referrals, managed care contracts, and creative patient acquisition initiatives and by balancing its costs of operations against the resulting unit volume. The consumer-focused strategy, introduced in 2007, is designed to balance doctor referrals and direct to consumer approaches to maximize the likelihood that a potential customer chooses TLC for his/her refractive surgery. Although procedure volume for the Company declined in 2008 due to deteriorating economic conditions, the Company’s volume declined approximately 10% less than the overall industry rate and has outperformed the industry for eight consecutive quarters. These indicators suggest that the Company’s retail-oriented pricing strategy, supported by increased advertising and the successful optometric co-management philosophy, is an attractive combination that facilitates growth in patient volumes well in excess of underlying market growth rates. The primary tenants of this strategy are:
•	a retail-oriented pricing strategy that includes an attractive entry-level price point and logical increases tied to technology upgrades;

•	direct-to-consumer communication that creates both brand awareness and potential LASIK patients, utilizing broad-reach media, Internet, telephone, direct mail, email, alumni and referral programs;

•	a continued commitment to the co-management model, which allows primary care doctors to provide the best clinical outcomes for their patients while retaining them in their practices;

•	providing continuing clinical education for our affiliate optometrists, as well as practice development education and tools focused on educating their staffs;

•	additional marketing to health plans and health plan members for increased penetration in the managed care market;

•	a “best in class” customer contact management center; and

•	a continued commitment to a “gold standard” patient experience and high quality patient outcomes.

     In addition, with the decline in demand for refractive surgery in 2008 and predictions that this demand may further soften in 2009, the Company has endeavored to balance its costs of operation with the anticipated level of surgeries in its refractive centers. Those cost reductions include reductions in headcount, freezing or reducing salaries and benefits, decreases in discretionary spending including direct to consumer marketing, reductions in overhead costs, and the closure of underperforming refractive centers.
     Doctors’ Services
     The doctor services business is dedicated to improving lives through improving vision by providing doctors and facilities with mobile and fixed site access to cataract and refractive surgical equipment supported by the industry’s best trained engineers and technicians. The Company focuses on growing its doctor services business by leveraging existing relationships with a significant number of ophthalmologists and optometrists to:
•	gain cost efficiencies across all offerings and balance those costs against near-term market demand

•	expand the Company’s existing service and product offerings; and

•	grow the number of mobile customers and seek complementary acquisitions to accelerate this growth.
     Eye Care
     Vision Source® is dedicated to improving lives through improving vision by providing purchasing discounts, practice development and cooperative marketing to independent eye care doctors in support of their patient care requirements. The Company focuses on driving growth in its eye care business by continuing to geographically expand its Vision Source® optometric franchise offering in both the United States and Canada, seeking to offer additional services and programs that ensure the success of its franchisees while exploring opportunities in other professional service offerings.
     Other Strategic Initiatives Focus
     As part of the ongoing assessment of its business, the Company will continue to focus its efforts and capital investments by selling or exiting certain businesses, such as its stand-alone ambulatory surgery centers. The Company will continue to closely monitor profitability and cash flow, with a goal of deploying its capital primarily to: (1) pay down existing debt, (2) invest in new technologies and equipment to maximize unit volumes and better utilize its existing infrastructure, and (3) selectively invest in order to grow the business.
DESCRIPTION OF REFRACTIVE LASER CENTERS BUSINESS
     The Company currently owns and manages refractive laser centers in the United States and Canada. Each center typically has one excimer laser with a select portion of the centers having two or more lasers. The majority of the Company’s excimer lasers are manufactured by VISX, a division of Abbott Medical Optics (formerly Advanced Medical Optics). The Company does not have an exclusive manufacturing agreement with VISX as the VISX laser technologies are available on a non-exclusive basis to all LASIK providers.
     The Company’s centers currently draw upon a variety of patient acquisition strategies that include its co-management referral relationships, health plan programs and direct-to-consumer advertising. Pricing within the centers is generally standardized, with some variation based upon geography, and includes an attractive entry-level price point with logical increases based on technology upgrades. Pricing for most procedures includes pre- and post-operative care and the TLC Lifetime Commitment®.
     A typical TLCVision refractive center has between 3,000 and 5,000 square feet of space and is located in a high-end retail, medical or general office building. Although the legal and payment structures can vary from state to state depending upon state and provincial law and market conditions, the Company generally receives revenues in the form of (1) amounts charged to patients for procedures performed at laser centers, (2) management and facility fees paid by doctors who use the TLCVision center to perform laser vision correction procedures and (3) administrative fees for billing and collection services from doctors who co-manage patients treated at the centers. Most TLCVision centers have a clinical director who is an optometrist and oversees the clinical aspects of the center and builds and supports the network of affiliated eye care doctors. Most centers also have a center manager and one or more surgical consultants and patient assistants. The number of staff depends on the activity level of the center. One senior staff person, who is designated as the center manager, assists in the preparation of the center’s annual business plan and supervises the day-to-day operations of the center.
     TLCVision has developed proprietary management and administrative software designed to assist eye care professionals in providing high levels of patient care. The software permits TLCVision centers to provide a potential candidate with current information on affiliated doctors throughout North America, to help them locate the closest TLCVision center, to permit tracking of calls and procedures, to coordinate patient and doctor scheduling, and to produce financial and surgical outcome reporting and analysis. The software has been installed in substantially all TLCVision centers. TLCVision also has an online consumer consultation site on its websites (www.tlcvision.com and www.lasik.com). This consumer consultation site allows consumers to book their consultation with the Company online. TLCVision also maintains a customer contact management center (1-888-TLC-2020), which is staffed six days a week.
     The TLC Lifetime Commitment® program, established in 1997 and offered through TLCVision centers, entitles patients within a certain range of vision correction to have certain enhancement procedures for further correction at no cost at any time during their lifetime, if necessary. To remain eligible for the program patients must have an annual eye exam, at the patient’s expense, with a TLCVision affiliated doctor. The purpose of the program is to respond to the infrequent occasion where the patient’s sight might regress over time, requiring an enhancement procedure. In addition, the program responds to the doctors’ concern that patients may not return for their annual eye examination once their eyes are treated. The Company believes that this program has been well received by both patients and doctors.
     Pricing
     In TLC centers, the Company typically charges a per-eye fee that starts as low as $895 for conventional LASIK using a microkeratome and then escalates to as much as $2,695 for custom ablation using the IntraLase femtosecond laser for flap creation (“bladeless LASIK”). At TLCVision centers in Canada, the Company typically charges approximately Cdn $2,000 per eye for LASIK. Most patients typically pay an average of approximately $1,900 per eye. If the patient receives pre- and post-operative care from a primary care eye doctor, that doctor will typically charge approximately 15% to 20% of the patient fee ($200 to $400 depending on the procedure performed); in most cases, the total procedure costs to the patients are often included in a single invoice. Although competitors in certain markets may charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and relationships with affiliated doctors.
     The cost of laser vision correction procedures is not covered by provincial health care plans in Canada or reimbursable under Medicare or Medicaid in the United States. However, the Company believes it has positioned itself well in the private insurance and employer market through its “Corporate Advantage” program and its TruVision™ offering, which offers discounts to selected corporations or health plan members and is now available to more than 100 million individuals.
     Co-management Model
     The Company has developed and implemented a medical co-management model under which it not only establishes, manages and operates TLCVision centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage refractive surgery patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The co-management model permits the surgeon to focus on providing superior laser vision correction surgery while allowing the patient’s primary eye care doctor to continue providing care after the patient’s surgery is completed. In addition, most TLCVision centers have an optometrist on staff who works to support and expand the local network of affiliated doctors. The staff optometrist provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors’ individual practices and to assist them in providing quality patient care. See “Government Regulation — Regulation of Optometrists and Ophthalmologists.”
     TLCVision believes that its strong relationships with its affiliated eye care doctors, though non-exclusive, represent an important competitive advantage for its centers.
     The Company believes that primary care doctors’ relationships with TLCVision and the doctors’ acceptance of laser vision correction enhances the doctors’ practices. The affiliated eye doctors (usually optometrists) charge fees to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The primary care doctor’s potential revenue loss from sales of contact lenses and eyeglasses may be offset by professional fees earned from both laser vision correction pre- and post-operative care and examinations required under the TLC Lifetime Commitment® program.

     Sales and Marketing
     While TLCVision believes that many individuals with myopia or hyperopia are potential candidates for laser vision correction, these procedures must compete with corrective eyewear as well as other surgical and non-surgical treatments for these conditions. The decision to have laser vision correction largely represents a choice dictated by an individual’s desire to reduce or eliminate their reliance on eyeglasses or contact lenses. The Company therefore seeks to increase its refractive procedure volume and its market penetration through other innovative marketing programs targeted to doctors, to the public directly, and to corporations and health plans.
     In support of its strong relationships with its affiliated eye care doctors, a portion of the Company’s marketing resources are devoted to joint marketing programs. The Company provides doctors with brochures, videos, posters and other materials that help them educate their patients about laser vision correction. Those doctors who wish to market directly to their patients or the public may receive support from the Company in the development of marketing programs. The Company believes the most effective way to market to doctors is to be perceived as a leader in the eye care industry. To this end, the Company strives to be affiliated with clinical leaders, educate doctors on laser vision and refractive correction, and remain current with new procedures, technology and techniques. The Company also promotes its services to doctors in Canada and the United States through conferences, advertisements in journals, direct marketing, its web sites, newsletters and its support of ophthalmologic and optometric professional associations.
     In addition, the Company markets directly to potential patients through a variety of methods, including radio, television and print advertising, Internet sites, direct mail, alumni programs and local market sponsorships. Tiger Woods, world-famous golfer and TLCVision patient, continues to participate in the Company’s external marketing efforts, including those aimed directly at the public. The Company uses a variety of traditionally accepted advertising, direct marketing and public relations efforts to reach potential patients. The Company maintains a comprehensive Internet strategy with the goal of having a leading refractive presence on the Internet through TLCVision-owned websites, partnerships and sponsorships with other websites.
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

DESCRIPTION OF DOCTOR SERVICES BUSINESS
     TLCVision‘s doctor services business provides doctors and medical facilities with mobile or fixed-site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers.
     DESCRIPTION OF MOBILE CATARACT SEGMENT
     Through its Sightpath Medical subsidiary, formerly known as Midwest Surgical Services (“MSS”), TLCVision provides mobile and fixed site cataract equipment and related services in approximately 41 states. As of December 31, 2008, Sightpath Medical employed 53 mobile cataract equipment technicians and operated 54 mobile cataract systems. A Sightpath Medical certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Technicians are also certified to scrub for cataract cases as requested by the surgeon and facility. A typical service offering will include cataract equipment (a phaco emulsifier with back-up, a surgical microscope), the IOL, surgical instruments and supplies. Related services including YAG capsulotomies and SLT lasers treatments are also available.
     Cataract patients, the majority of whom are elderly, typically prefer to receive treatment near their homes. Sightpath Medical focuses on developing relationships among local hospitals, referring optometrists and eye surgeons in small to medium-sized markets where Sightpath Medical’s shared-access approach and mobile systems make it economically feasible for optometrists and surgeons to provide cataract surgical services that are “close to home.”
     The Sightpath Medical sales staff focuses on identifying small to medium-sized markets, which usually do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, Sightpath Medical’s sales staff will contact the local hospital and local optometrists to develop interest in “close to home” cataract surgery services. When there is sufficient interest, the sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, Sightpath Medical seeks to increase demand for its mobile cataract services and increase convenience for cataract patients.
     Sightpath Medical is the exclusive distributor of the Foresee PHPTM in the United States. This preferential hyperacuity perimeter is a diagnostic piece of equipment utilized by optometrists and ophthalmologists for the early detection of “Wet AMD”, the leading cause of vision loss for people over age 50 in the United States. According to Macular Degeneration Partnership, there are as many as 15 million Americans affected with the disease. The Foresee PHPTM is an FDA cleared, clinically validated device that detects conversion from intermediate dry AMD to the vision-threatening “wet” form known as Choroidal Neovascularization. Sightpath Medical distributes the Foresee PHP™ out of its Minneapolis, Minnesota location.
     Under the standard sales agreement for the Foresee PHPTM, Sightpath Medical provides the diagnostic device, a printer to generate reports from the device for the doctor’s interpretation, and a motorized table that allows for adjusting the device to each patient. Sightpath Medical also offers an extended warranty for purchase.
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
     Mobile laser equipment is provided by means of a proprietary Roll-On/Roll-Off laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set-up time at each destination. As of December 31, 2008, TLCVision had 26 Roll-On/Roll-Off systems in operation, all of which were located in the United States.

     TLCVision‘s fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of December 31, 2008, the Company had approximately 38 U.S. fixed sites. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by a qualified eye surgeon.
     During 2008, the Company expanded its mobile Intralase offering in the United States, activating 5 additional units during the year, for a total of 10 units now active. The Company anticipates that strong demand for this offering could lead to expansion of additional units during 2009.
     The Company also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates and marketing advice, clinical advisory support, patient financing, partnership opportunities and practice satelliting.
     Eye surgeons pay TLCVision a fee for each procedure the surgeon performs using the Company’s equipment and services. The Company typically provides each piece of equipment to many different eye surgeons, which allows it to more efficiently use the equipment and to offer it at an affordable price. TLCVision refers to its practice of providing equipment to multiple eye surgeons as shared access. This service is generally governed under one of three types of agreements:
•	Under standard refractive mobile access agreements with surgeons, TLCVision provides some or all of the following: laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technicians, maintenance and certain technology upgrades. In addition, the Company may provide marketing assistance, coordination of surgeon training and other support services. This access is provided on agreed upon dates at either the surgeons’ offices or a third party’s facility. In return, the surgeons pay a per procedure fee for access services and generally agree to exclusively use TLCVision‘s equipment for refractive surgery. The Company does not provide medical services to the patients or any administrative services to the access surgeon customer.

•	Under standard refractive fixed access agreements with surgeons, TLCVision generally provides the following: a fixed-base laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to use exclusively TLCVision‘s equipment for refractive surgery. The Company does not provide a laser operator, microkeratome technician, medical services or any administrative services to the access surgeon customer.

•	Under joint venture arrangements, TLCVision directly or indirectly provides either mobile or fixed-base laser access and the following: microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades, the laser facility, management services which include administrative services such as billing and collections, staffing for the refractive practice, marketing assistance and funds and other support services. TLCVision receives an access fee and management services fees in addition to being reimbursed for the direct costs paid by the Company for the laser facility operations. In return, the surgeons generally agree to exclusively use the Company’s equipment for refractive surgery and/or not to compete with the Company within a certain area. Neither TLCVision nor the joint ventures provide medical services to the patients.
     DESCRIPTION OF SURGICAL AND SECONDARY CARE CENTER SEGMENT
     As of December 31, 2008, TLCVision had a majority ownership in two integrated surgical operations in the state of Michigan and the Philadelphia/western New Jersey metropolitan areas that include both refractive practices and ambulatory surgical centers (“ASCs”). The Company has ownership interests in an additional five free-standing, actively-operating ASCs. ASCs provide outpatient surgery services in a less institutional, more productive and cost-efficient setting than traditional hospitals. The two primary procedures performed in the ASCs are cataract extraction with IOL implantation and YAG capsulotomies. However, the ASCs have the capability to accommodate additional ophthalmic surgical procedures as well as additional procedures such as podiatry and pain control, in certain instances.
     During 2008, the Company divested one of its majority owned free-standing ASCs and the Company continues to review potential opportunities to sell additional free-standing ASC investments during 2009.

DESCRIPTION OF EYE CARE BUSINESS
     The Company’s eye care business is comprised of two reportable segments, which include the optometric franchising segment and the age-related macular degeneration segment.
     DESCRIPTION OF OPTOMETRIC FRANCHISING SEGMENT
     The Company’s optometric franchising segment primarily consists of Vision Source®, a majority-owned subsidiary that provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States and Canada. As of December 31, 2008 and 2007, Vision Source® had approximately 1,900 and 1,700 franchisees, respectively, under franchise agreements across North America. In exchange for providing services to its franchisees, Vision Source® received franchise fees equal to a predetermined percentage of gross practice billings. This segment supports the development of independent practices and complements the Company’s co-management model.
     DESCRIPTION OF AGE-RELATED MACULAR DEGENERATION (“AMD”) SEGMENT
     The AMD segment includes the Company’s ownership interest in OccuLogix, Inc. (“OccuLogix”) a health care company focused on ophthalmic devices for the diagnosis and treatment of age-related eye diseases. During the fourth quarter of 2008, OccuLogix completed a recapitalization that diluted TLCVision’s ownership interest from 33% to 8% as of year-end. Until such recapitalization, TLCVision accounted for the operating results of OccuLogix under the equity method of accounting. The Company’s investment/equity balance related to OccuLogix was $0 as of December 31, 2008 and 2007.
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
     TLCVision makes available free of charge on or through its website (www.tlcv.com) its Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the Commission. All of TLCVision‘s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically.
     The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as all other employees and Board of Directors. This Code of Conduct and the Company’s corporate governance policies are posted on the Company’s website www.tlcv.com. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its Code of Conduct by posting such information on this website. The charters of the committees of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.
EQUIPMENT AND CAPITAL FINANCING
     The Company primarily utilizes VISX excimer lasers for refractive surgery. See “Laser Correction Procedures” for further details regarding VISX. The Company does not have an exclusive manufacturing agreement with VISX as the VISX laser technologies are available on a non-exclusive basis to all LASIK providers. Based on the availability of cash and financing, the Company expects to upgrade the capabilities of its lasers as technology improves. Although there can be no assurance, the Company believes that, based on the number of existing excimer laser manufacturers, the current inventory levels of those manufacturers is more than adequate for the Company’s future operations.

COMPETITION
     CONSUMER MARKET FOR VISION CORRECTION
     Within the consumer market, excimer laser procedures performed at the Company’s refractive center and access locations compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses and other types of refractive surgery and technologies currently available and under development such as corneal rings, intraocular lenses and surgery with different types of lasers. Although the Company believes that eyeglasses and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that the Company’s management, operations and marketing plans are or will be successful in meeting this competition. Further, there can be no assurance that the Company’s competitors’ access to capital, financing or other resources or their market presence will not give these competitors an advantage against the Company. In addition, other surgical and non-surgical techniques to treat vision disorders are currently in use and under development and may prove to be more attractive to consumers than laser vision correction.
     MARKET FOR LASER VISION CORRECTION
     Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market may grow. Laser vision correction providers are divided into three major segments: corporate-owned centers; independent surgeon-owned centers; and institution-owned centers. According to Market Scope information for 2008, independent surgeon-owned centers accounted for the largest percentage of total procedure volume in the industry with an approximate 60% market share. Corporate-owned centers accounted for 33% of total procedures performed, which is a decrease over prior year of 6 percentage points. The remaining 7% of laser vision correction procedures were performed at institution-owned centers, such as hospitals or universities.
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
     As an elective procedure, overall laser vision correction surgery volumes are constrained by economic conditions in North America, which impact consumer confidence and may leave potential consumers with less disposable income. In addition, it is evident that the market has segmented into two distinct groups of patients who have laser vision correction: (1) value-priced segment and (2) premium-priced segment. Industry trends and research indicate that the value-priced segment (under reasonable economic conditions) is larger and growing faster than the premium-priced segment. However, in a period of economic weakness, these potential customers can be more adversely impacted by unemployment, restricted access to financing and available discretionary funds. The Company’s approach to patient acquisition balances its appeal to both the premium and the value-priced segment through its combined consumer-focused approach and optometric co-management philosophy.
     TLCVision competes in fragmented geographic markets. The Company’s principal corporate competitors include LCA-Vision, Inc. and Lasik Vision Institute, Inc.
GOVERNMENT REGULATION
     EXCIMER LASER REGULATION
     United States
     Medical devices, such as the excimer lasers used in the Company’s U.S. centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial use in the United States until the FDA grants pre-market approval for the device. To obtain a pre-market approval for a medical device, excimer laser manufacturers must file a pre-market approval application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a pre-market approval. See “Business — Laser Correction Procedures.”

     The FDA is not authorized to regulate the practice of medicine, and ophthalmologists, including those affiliated with TLCVision eye care centers, may perform the LASIK procedure using lasers with a pre-market approval for PRK only (off-label use) in an exercise of professional judgment in connection with the practice of medicine.
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
     Any excimer laser manufacturer that obtains pre-market approval for use of its excimer lasers will continue to be subject to regulation by the FDA. Although the FDA does not specifically regulate surgeons’ use of excimer lasers, the FDA actively enforces regulations prohibiting marketing of products for non-approved uses and conducts periodic inspections of manufacturers.
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
     Doctors affiliated with the Company’s ambulatory surgery company (OR Partners, Inc.), the Company’s mobile cataract services business (Sightpath Medical, Inc.), or the Company’s secondary care centers provide services that are reimbursable under Medicare and Medicaid. Further, ophthalmologists and optometrists co-manage Medicare and Medicaid patients who receive services at the Company’s secondary care centers. The co-management model is based, in part, upon the referral by an optometrist for surgical services performed by an ophthalmologist and the provision of pre- and post-operative services by the referring optometrist. The Office of the Inspector General (“OIG”) for the Department of Health and Human Services, the government agency responsible for enforcing the anti-kickback statute, has stated publicly that to the extent there is an agreement between optometrists and ophthalmologists to refer back to each other, such an agreement could constitute a violation of the anti-kickback statute. The Company believes, however, that its co-management program does not violate the anti-kickback statute, as patients are given the choice whether to return to the referring optometrist or to stay with the ophthalmologist for post-operative care. Nevertheless, there can be no guarantee that the OIG will agree with the Company’s analysis of the law. If the Company’s co-management program were challenged as violating the anti-kickback statute and the Company were unsuccessful in defending against such a challenge, then civil or criminal fines and penalties, including exclusion of the Company, the ophthalmologists and the optometrists from the Medicare and Medicaid programs, may be imposed on the Company. The Company could also be required to revise the structure of its co-management program or curtail its activities, any of which could have a material adverse effect upon the Company’s business, financial condition and results of operations.
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
     The Company has instituted policies and procedures throughout the Company designed to comply with the Privacy Regulations and other HIPAA regulations. Further, the Company is self-insured and meets the definition of “small” health plan and the Company’s plan sponsor has taken steps to institute policies and procedures to comply with the Privacy Regulations. The Company has implemented employee training programs explaining how the regulations apply to their job role.
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
     FACILITY LICENSURE AND CERTIFICATE OF NEED
     The Company believes that it has all licenses necessary to operate its business. The Company may be required to obtain licenses from a department of health, or a division thereof, in the various states in which it opens eye care centers. There can be no assurance that the Company will be able to obtain facility licenses in all states that may require facility licensure.
     Some states require the permission of their department of health, or a division thereof, such as a health planning commission, in the form of a Certificate of Need (“CON”) prior to the construction or modification of an ambulatory care facility, such as a laser center, or the purchase of certain medical equipment in excess of an amount set by the state. There can be no assurance that the Company will be able to acquire a CON in all states where a CON is required.
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
EMPLOYEES
     Including part-time employees, the Company had approximately 1,000 and 1,200 employees as of December 31, 2008 and 2007, respectively. The Company’s future growth will be highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See “Item 1A — Risk Factors — Dependence on Key Personnel.”
ITEM 1A. RISK FACTORS
     The following are certain risk factors that could affect the Company, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks that are highlighted here are not the only ones that the Company faces. If any of the risks actually occur, the Company, financial condition or results of operations could be negatively affected. In that case, the trading price of the Company’s stock could decline, and TLCVision’s stockholders may lose all or part of their investment.
     THE COMPANY MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide for working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets in the late summer and fall of 2008 limited the ability of companies such as TLCVision to access the capital markets. The deepening recession in the fourth quarter of 2008 has had a significant impact on the Company’s operations, resulting in a sharp decline in demand for refractive surgery and financial performance. As a result, the Company’s liquidity became progressively constrained in the fourth quarter of 2008. The Company has incurred losses from continuing operations of $98.3 million and $35.3 million for the years ended December 31, 2008 and 2007, respectively.
     Beginning in early 2008, in response to the deteriorated economic environment the Company implemented a series of initiatives to balance its costs of operation with the new lower level of refractive procedures. The Company continues to implement cost reduction and cash generation initiatives, including reductions in headcount, freezing or reducing salaries and benefits, reductions in discretionary spending including direct to consumer marketing, reductions in overhead costs, lower capital spending, the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes.

     Due to the sharp decline in customer demand during the second half of fiscal 2008, and the resulting decline in sales, the Company’s financial performance deteriorated sharply during the fourth quarter of 2008 resulting in the Company’s inability to be in compliance with its primary financial covenants under its Credit Facility as of December 31, 2008. See Note 14, “Debt,” in the consolidated financial statements for information on the Company’s various debt agreements. Furthermore, in the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to be in compliance with these covenants for the balance of 2009 unless amended. Accordingly, the Company is in active discussions with the lenders to secure both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Facility to avoid a subsequent default. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.
     In light of the existing non-compliance with the financial covenants as of December 31, 2008 and given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 unless amended, borrowings of $82.7 million under the Credit Facility have been recorded as current liabilities as of December 31, 2008. Accordingly, at December 31, 2008, the Company has a working capital deficiency of approximately $99.5 million. Subsequent to December 31, 2008, the Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility raising the total outstanding debt under the Credit Facility to $100.1 million as of February 28, 2009.
     The Company will likely continue to incur operating losses in 2009 and its liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure.
     The Company’s independent registered public accounting firm’s report issued in the December 31, 2008 Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including significant losses, limited access to additional liquidity and compliance with certain financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
CHANGES IN GENERAL ECONOMIC CONDITIONS MAY CAUSE FLUCTUATIONS IN THE COMPANY’S REVENUES AND PROFITABILITY.
     During 2008, the United States experienced sharp declines in key economic indicators, including the CCI. The CCI, as reported by the Conference Board, a non-profit business group that is highly regarded by investors and the Federal Reserve, fell from 87.3 at January 2008 to 38.6 at December 2008, and has fallen to a record low estimate of 25.0 as of February 2009. Laser vision correction is generally not reimbursed by health care insurance companies or other third-party payors and is therefore impacted by consumer discretionary spending patterns. As a result, overall U.S. industry-wide demand declined by approximately 26% in 2008, with further declines forecasted for 2009. Accordingly, the Company’s operating results may vary based upon the impact of changes in economic conditions and the resulting impact on discretionary spending habits of consumers interested in laser vision correction. If consumer discretionary spend does not rebound or continues to decrease, further declines in procedure levels and revenue may result. In addition, weakened economic conditions, including the distressed credit market, may result in an increase in the number of our customers who experience financial distress, do not qualify for patient financing or declare bankruptcy. A continued decline in the economy could have a material impact on the Company’s financial condition and operating results.
IF THE COMPANY’S COMMON SHARES AS TRADED ON THE NASDAQ FAIL TO REACH $1.00 PER SHARE, THE COMPANY’S COMMON SHARES WOULD BE AT RISK OF BEING DELISTED.
     The Company’s listing on the NASDAQ Global Market (“NASDAQ”) is conditioned upon its continued compliance with the Nasdaq Marketplace Rules, including a rule that requires that the minimum bid price per share for its common shares not be less than $1.00 for 30 consecutive trading days. On October 16, 2008, NASDAQ filed an immediately effective rule change with the SEC to grant a suspension effective until Monday, January 19, 2009, in the enforcement of the Company’s minimum bid price and market value requirements. Given the extraordinary market conditions, NASDAQ has extended its suspension until July 20, 2009. All companies that do not meet the minimum bid have the ability to regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.

     If the Company’s share price fails to increase significantly prior to July 20, 2009 and fails to comply and cannot remedy its noncompliance during any applicable notice or grace periods, the Company’s common shares could be delisted from the Nasdaq Capital Market. The suspension of trading and/or delisting of the Company’s common shares could have a material adverse effect on the trading price, volume and marketability of its common stock. Further, if the Company’s common shares are delisted, the Company may have difficulties in raising, or may be unable to raise, additional funds with which to operate its business by selling the Company’s common shares.
      In addition, if the Company’s total market capitalization declines further, or if the Toronto Stock Exchange (“TSX”) concludes that the Company’s financial condition is such that it is questionable as to whether the Company will be able to continue as a going concern, the TSX could suspend trading of and delist the Company’s common shares.
     THE COMPANY HAS REPORTED ACCUMULATED DEFICITS; ITS FUTURE PROFITABILITY IS UNCERTAIN.
     For the year ended December 31, 2008, TLCVision reported an annual net loss of $98.3 million and an accumulated deficit balance of $373.7 million. Management is uncertain as to the profitability level of the Company going forward. The Company’s profitability will depend on a number of factors, including:
•	macroeconomic conditions in the United States and Canada, including the availability of discretionary income;

•	general demand for eye-care services;

•	the Company’s public image in the marketplace;

•	market acceptance of TLCVision’s value-oriented pricing strategy;

•	the Company’s ability to control costs;

•	the Company’s ability to execute its business strategy;

•	the Company’s ability to obtain adequate insurance against malpractice claims and reduce the number of claims;

•	concerns about the safety and effectiveness of laser vision correction;

•	competitive factors;

•	regulatory developments;

•	the Company’s ability to retain and attract qualified personnel; and

•	doctors’ ability to obtain adequate insurance against malpractice claims at reasonable rates.
THE MARKET FOR LASER VISION CORRECTION IS INTENSELY COMPETITIVE AND COMPETITION MAY INCREASE.
     Some of the Company’s current or future competitors may have greater financial, technical, managerial, marketing and/or other resources and experience than TLCVision. The availability of such resources may allow current and future competitors to operate and compete more effectively than the Company. TLCVision competes with hospitals, individual ophthalmologists, other corporate laser centers and manufacturers of excimer laser equipment in offering laser vision correction services and/or access to excimer lasers. The Company’s principal corporate competitors include LCA-Vision, Inc. and Lasik Vision Institute, Inc.
     Competition in the market for laser vision correction could increase as excimer laser surgery becomes more commonplace. In addition, competition would increase if state or provincial laws were amended to permit optometrists, in addition to ophthalmologists, to perform laser vision correction. The Company will compete on the basis of quality of service, surgeon skill, reputation and price. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. Competitors have offered laser vision correction at prices considerably lower than TLCVision’s prices. The laser vision correction industry has been significantly affected by reductions in the price for laser vision correction. Market conditions may compel the Company to lower prices in its centers to remain competitive and any reduction in its prices may not be offset by an increase in the Company’s procedure volume or decreases in costs. A decrease in either the fees or procedures performed at TLCVision’s eye care centers or in the number of procedures performed at centers could cause revenues to decline, and business and financial conditions to weaken.
     Laser vision correction competes with other surgical and non-surgical means of correcting refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery and other technologies currently available and under development, such as intraocular lenses and surgery with different types of lasers. The Company’s management, operations and marketing plans may not be successful in meeting this competition. Certain competitive optometry chains and other suppliers of eyeglasses and contact lenses may have substantially greater financial, technical, managerial, marketing and other resources and experience than TLCVision and may promote alternatives to laser vision correction or purchase laser systems and offer laser vision correction to their customers.
     If the price of excimer laser systems decreases, additional competition could develop. The price for excimer laser systems could decrease for a number of reasons, including technological innovation and increased competition among laser manufacturers. Further reductions in the price of excimer lasers could reduce demand for the Company’s laser access services by making it economically more attractive for eye surgeons to buy excimer lasers rather than utilize our services.

     Most affiliated surgeons performing laser vision correction at the Company’s centers and significant employees have agreed to restrictions on competing with TLCVision, or soliciting patients or employees associated with their facilities; however, these non-competition agreements may not be enforceable.
     THE MARKET ACCEPTANCE OF LASER VISION CORRECTION IS UNCERTAIN.
     The Company believes that the profitability and growth of TLCVision will depend upon broad acceptance of laser vision correction in the United States and, to a lesser extent, Canada. The Company may have difficulty generating revenue and growing its business if laser vision correction does not become more widely accepted by the general population as an alternative to existing methods of treating refractive vision disorders. Laser vision correction may not become more widely accepted due to a number of factors, including:
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
CONCERNS ABOUT POTENTIAL SIDE EFFECTS AND LONG-TERM RESULTS OF LASER VISION CORRECTION MAY NEGATIVELY IMPACT MARKET ACCEPTANCE OF LASER VISION CORRECTION AND PREVENT THE COMPANY FROM GROWING ITS BUSINESS.
     Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Any complications or side effects of laser vision correction may call into question the safety and effectiveness of laser vision correction, which in turn may damage the likelihood of market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to product liability, malpractice or other claims against the Company. Also, complications or side effects could jeopardize the approval by the FDA of the excimer laser for sale for laser vision correction. Although results of studies show that the majority of patients experienced no serious side effects numerous years after laser vision correction using PRK, complications may be identified in further long-term follow-up studies of PRK. There are no long-term studies on the side effects of LASIK, the procedure more often performed in recent years. However, studies of patients multiple years after LASIK reported the majority of patients had a high overall satisfaction with the procedure.
     There is no independent industry source for data on side effects or complications from laser vision correction. In addition, the Company does not track side effects. Some of the possible side effects of laser vision correction are:
•	foreign body sensation;

•	pain or discomfort;

•	sensitivity to bright lights;

•	blurred vision;

•	dryness or tearing;

•	fluctuation in vision;

•	night glare;

•	poor or reduced visual quality;

•	overcorrection or under-correction;

•	regression; and

•	corneal flap or corneal healing complications.
     The Company believes that the percentage of patients who experience serious side effects as a result of laser vision correction at its centers is likely less than 1%. However, there is no study to support this belief.
     Laser vision correction may also involve the removal of “Bowman’s membrane,” an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. Although several studies have demonstrated no significant adverse reactions to excimer laser removal of Bowman’s membrane, the long-term effect of the removal of Bowman’s membrane on patients is unclear.

THE COMPANY MAY BE UNABLE TO ENTER INTO OR MAINTAIN AGREEMENTS WITH DOCTORS OR OTHER HEALTH CARE PROVIDERS ON SATISFACTORY TERMS.
     TLCVision will have difficulty generating revenue if the Company is unable to enter into or maintain agreements on satisfactory terms with doctors or other health care providers. Most states prohibit the Company from practicing medicine, employing doctors to practice medicine on the Company’s behalf, or employing optometrists to render optometric services on the Company’s behalf. In most states TLCVision may only own and manage centers and enter into affiliations with doctors and other health care providers. Also, affiliated doctors have provided a significant source of patients for the Company’s refractive centers and that is expected to continue. Accordingly, the success of the Company’s business depends upon its ability to enter into agreements on acceptable terms with a sufficient number of health care providers, including institutions and eye care doctors to render or arrange surgical and other professional services at facilities TLCVision owns or manages.
     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS MAKE FINANCIAL FORECASTING DIFFICULT.
     The Company experienced significant fluctuations in quarterly income during 2008, ranging from first quarter net income of $6.1 million, to fourth quarter net loss of $95.4 million. TLCVision may experience future quarterly losses, which may exceed prior quarterly losses. The Company’s expense levels will be based, in part, on our expectations as to future revenues. Historically, quarterly results of operations have varied, and future results may continue to fluctuate significantly from quarter to quarter. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as indications of our future performance or annual operating results. Quarterly results will depend on numerous factors, including economic conditions in our geographic markets, market acceptance of our services, seasonal factors, availability of capital under our Credit Facility, and other factors described in this Form 10-K.
     THE MARKET PRICE OF TLCVISION’S COMMON SHARES MAY BE VOLATILE.
     Historically, the market price of the Company’s common shares has been volatile. Between December 2002 and April 2004, the market price of the Company’s common shares, as traded on the NASDAQ Global Market, increased from a low closing price of $0.91 to a high closing price of $12.82. The market price then again decreased, to a low closing price of $0.14 on December 11, 2008. TLCVision’s common shares will likely be volatile in the future due to industry developments and business-specific factors such as:
•	the Company’s ability to effectively penetrate the laser vision correction market;

•	success of its patient acquisition strategies;

•	the Company’s ability to execute its business strategy;

•	new technological innovations and products;

•	changes in government regulations;

•	adverse regulatory action;

•	public concerns about the safety and effectiveness of laser vision correction;

•	loss of key management;

•	announcements of non-routine events such as acquisitions or litigation;

•	variations in TLCVision’s financial results;

•	fluctuations in competitors’ stock prices;

•	the issuance of new or changed stock market analyst reports and recommendations concerning our common shares or competitors’ stock;

•	changes in earnings estimates by securities analysts;

•	the Company’s ability to meet analysts’ projections;

•	changes in the market for medical services; or

•	general economic, political and market conditions.
     THE COMPANY MAY BE UNABLE TO EXECUTE ITS BUSINESS STRATEGY.
     The Company’s business strategy focuses on driving market share growth across the Company’s three lines of business. In addition, as part of the ongoing assessment of its business, the Company will continue to focus its efforts and capital investments by selling or exiting certain businesses, such as its stand-alone ambulatory surgery centers. The Company will continue to closely monitor profitability and cash flow, with a goal of deploying its capital primarily to: (1) pay down existing debt, (2) invest in new technologies and equipment to maximize unit volumes and better utilize its existing infrastructure, and (3) selectively invest in order to grow the business.

     If management does not successfully execute this strategy or if the strategy is not effective, the Company may be unable to maintain or grow revenues and profitability, and may be unable to reduce its existing debt levels or meet its debt obligations.
     THE COMPANY MAY MAKE INVESTMENTS THAT MAY NOT BE PROFITABLE.
     The Company makes investments that are intended to support its business strategy, generally targeted to companies in the laser vision correction or doctor services businesses. In addition, the Company evaluates the strategic fit of current operations and investments, and have divested those that do not fit our strategy or enhance shareholder value. If the Company is unable to successfully manage its current and future investments, if those investments are not profitable or do not generate the expected returns, or if TLCVision is not successful in completing divestitures or achieving its targeted exit valuation, then future operating results may be adversely impacted.
THE COMPANY’S REFRACTIVE CENTERS STRATEGY DEPENDS ON ITS ABILITY TO SUCCESSFULLY EXECUTE DIRECT TO CONSUMER ADVERTISING PROGRAMS.
     The success of TLCVision’s refractive centers strategy will be dependent on increasing the number of procedures at TLC Laser Eye Centers through the Company’s consumer advertising programs in combination with existing optometric co-management philosophy. The success of this direct to consumer advertising is dependent upon several factors, including the Company’s ability to:
•	cost-effectively generate procedures through advertising programs;

•	develop consumer advertising as a core competency in the Company; and

•	maintain a reliable contact management center, including call center operations and lead follow-up programs.
THE COMPANY’S LONG-TERM SUCCESS WILL DEPEND, IN PART, ON ITS ABILITY TO OPEN NEW CENTERS, MAKE ACQUISITIONS, OR ENTER INTO AFFILIATION ARRANGEMENTS.
     To an extent, the general growth of the Company will be dependent on increasing the number of eye care centers through internal development or acquisitions and entering into affiliation arrangements with local eye care professionals.
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
     The Company’s ability to achieve growth through acquisitions will depend on a number of factors, including:
•	the availability of attractive acquisition opportunities;

•	the availability of capital to complete acquisitions;

•	the availability of working capital to fund the operations of acquired businesses; and

•	the effect of existing and emerging competition on operations.
     TLCVision may not be able to successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, if at all, or successfully integrate acquired businesses into its operations. The Company’s past and possible future acquisitions may not achieve adequate levels of revenue, profitability or productivity, or may not otherwise perform as expected.

THE COMPANY MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT AND INTEGRATE NEW OPERATIONS AND FACILITIES.
     The Company’s success depends on its ability to manage existing operations and facilities and to expand businesses consistent with TLCVision’s business strategy. Until recently, the Company has grown rapidly in the United States. The Company’s future growth and expansion will increase management’s responsibilities and demands on operating information technologies and financial systems and resources. The Company’s business and financial results are dependent upon a number of factors, including the ability to:
•	implement upgraded operations, information technologies and financial systems, procedures and controls;

•	hire and train new staff and managerial personnel;

•	adapt or amend the business structure to comply with present or future legal requirements affecting arrangements with doctors, including state prohibitions on fee-splitting, corporate practice of optometry and medicine and referrals to facilities in which doctors have a financial interest;

•	obtain regulatory approvals, where necessary, and comply with licensing requirements applicable to doctors and facilities operated, and services offered, by doctors; and

•	successfully integrate acquisitions into our existing business model.
     The Company’s failure or inability to successfully implement these and other factors may adversely affect the quality and profitability of its business operations.
THE COMPANY MUST SUCCESSFULLY BALANCE DEMAND FOR REFRACTIVE SURGERY WITH ITS OPERATING COSTS, PARTICULARLY IN ITS REFRACTIVE CENTERS AND REFRACTIVE ACCESS SEGMENTS
     The demand for refractive surgery declined approximately 26% in 2008 and it is anticipated that demand may further soften in 2009. Both the Company’s refractive centers and refractive access segments have been adversely impacted by this slowing of demand. In response, the Company has reduced costs through a variety of initiatives including reductions in headcount, freezing or reducing salaries and benefits, decreases in discretionary spending including direct to consumer marketing, reductions in overhead costs, and the closure of underperforming refractive centers/mobile refractive routes. There is no guarantee that these cost reduction initiatives will achieve their intended savings targets or that these reductions will be sufficient to maintain earnings or positive cash flow. Additionally, reductions in direct to consumer marketing may impact the level of demand in its refractive centers segment.
     THE COMPANY DEPENDS ON KEY PERSONNEL WHOSE LOSS COULD ADVERSELY AFFECT ITS BUSINESS.
     TLCVision’s success and growth depends in part on the active participation of key medical and management personnel. The Company maintains key person insurance for James Wachtman, CEO, and several key ophthalmologists. Despite having this insurance in place, the loss of any one of these key individuals could adversely affect the quality, profitability and growth prospects of business operations.
     The Company has employment or similar agreements with the above individuals and other key personnel. The terms of these agreements include, in some cases, entitlements to substantial severance payments in the event of termination of employment by either TLCVision or the employee.
THE COMPANY MAY BE SUBJECT TO MALPRACTICE AND OTHER SIMILAR CLAIMS AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE INSURANCE AGAINST THESE CLAIMS.
     The provision of medical services at the Company’s centers entails an inherent risk of potential malpractice and other similar claims. All of the Company’s U.S. professional malpractice insurance has a $250,000 deductible per claim. Patients at the Company’s centers execute informed consent statements prior to any procedure performed by doctors, but these consents may not provide adequate liability protection. Although TLCVision does not engage in the practice of medicine or have responsibility for compliance with regulatory and other requirements directly applicable to doctors and doctor groups, claims, suits or complaints relating to services provided at the Company’s centers may be asserted against TLCVision in the future, and the assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages.
     The Company currently maintains malpractice insurance coverage and accruals that it believes are adequate both as to risks and amounts covered. In addition, TLCVision requires the doctors who provide medical services maintain comprehensive professional liability insurance. Further, most of these doctors have agreed to indemnify the Company against certain malpractice and other claims.

TLCVision’s insurance coverage, however, may not be adequate to satisfy claims, insurance maintained by the doctors may not protect Company, and such indemnification may not be enforceable or, if enforced, may not be sufficient. The Company’s inability to obtain adequate insurance or an increase in the future cost of insurance to TLCVision and the doctors who provide medical services at the centers may have a material adverse effect on the Company’s business and financial results.
     The excimer laser system uses hazardous gases which if not properly contained could result in injury. The Company may not have adequate insurance for liabilities arising from injuries caused by the excimer laser system or hazardous gases. While the Company believes that any claims alleging defects in its excimer laser systems would usually be covered by the manufacturers’ product liability insurance, the manufacturers of the Company’s excimer laser systems may not continue to carry adequate product liability insurance.
     THE COMPANY MAY FACE CLAIMS FOR FEDERAL, STATE AND LOCAL TAXES.
     TLCVision operates in 48 states and two Canadian provinces and is subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on operations, payroll, assets and services. The Company endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and have hired outside tax advisors who assist in the process. Many states and other taxing authorities have been interpreting laws and regulations more aggressively to the detriment of taxpayers. The Company believes that it has adequate provisions and accruals in the financial statements for tax liabilities, although TLCVision cannot predict the outcome of future tax assessments.
     COMPLIANCE WITH INDUSTRY REGULATIONS IS COSTLY AND BURDENSOME.
     TLCVision’s operations are subject to extensive federal, state and local laws, rules and regulations. The Company’s efforts to comply with these laws, rules and regulations may impose significant costs, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed. The Company has incurred significant costs, and expects to incur future costs in connection with compliance with the provisions of the Sarbanes-Oxley Act of 2002. The Company’s failure to comply with the provisions of the Sarbanes-Oxley Act, including provisions relating to internal financial controls, could have a material adverse effect on TLCVision.
     Many state laws limit or prohibit corporations from practicing medicine and optometry, and many federal and state laws extensively regulate the solicitation of prospective patients, the structure of fees and contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others. Some states also impose licensing requirements. Although the Company attempts to structure its business and contractual relationships in compliance with these laws in all material respects, if any aspect of its operations was found to violate applicable laws, the Company could be subject to significant fines or other penalties, required to cease operations in a particular jurisdiction, prevented from commencing operations in a particular state or otherwise be required to revise the structure of its business or legal arrangements. Many of these laws and regulations are ambiguous, have not been definitively interpreted by courts or regulatory authorities, and vary from jurisdiction to jurisdiction. Accordingly, the Company may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of the Company’s activities could be challenged.
     Numerous legislative proposals to reform the U.S. health care system have been introduced in Congress and in various state legislatures over the past several years. TLCVision cannot predict whether any of these proposals will be adopted and, if adopted, what impact this legislation would have on the Company’s business. To respond to any such changes, the Company could be required to revise the structure of its legal arrangements or its fee structure, incur substantial legal fees, fines or other costs, or curtail some of the Company’s business activities, reducing the potential profit of some of its arrangements.
     State medical boards and state boards of optometry generally set limits on the activities of ophthalmologists and optometrists. In some instances, issues have been raised as to whether participation in a co-management program violates some of these limits. If a state authority were to find that the Company’s co-management program did not comply with state licensing laws, TLCVision would be required to revise the structure of its legal arrangements or curtail operations, and affiliated doctors might terminate their relationships with the Company.
     Federal and state civil and criminal statutes impose penalties, including substantial civil and criminal fines and imprisonment, on health care providers and persons who provide services to health care providers, including management businesses such as TLCVision, for fraudulently or wrongfully billing government or other insurers. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions and obtain a portion of the damages if the action is successful. The Company believes that it is in material compliance with these billing laws, but the business could be adversely affected if governmental authorities were to scrutinize or challenge the Company’s activities or private parties were to assert a false claim or action against TLCVision in the name of the U.S. government.

     Although the Company believes that it has obtained the necessary licenses or certificates of need in states where such licenses are required and that the Company is not required to obtain any licenses in other states, some of the state regulations governing the need for such licenses are unclear, and there is no applicable precedent or regulatory guidance to help resolve these issues. A state regulatory authority could determine that TLCVision is operating a center inappropriately without a required license or certificate of need, which could subject the Company to significant fines or other penalties, result in TLCVision being required to cease operations in a state or otherwise jeopardize business and financial results. If the Company expands to a new geographic market, it may be unable to obtain any new license required in that jurisdiction.
     COMPLIANCE WITH ADDITIONAL HEALTH CARE REGULATIONS IN CANADA IS COSTLY AND BURDENSOME.
     Some Canadian provinces have adopted conflict of interest regulations that prohibit optometrists, ophthalmologists or corporations they own or control from receiving benefits from suppliers of medical goods or services to whom they refer patients. The laws of some Canadian provinces also prohibit health care professionals from splitting fees with non-health care professionals and prohibit non-licensed entities such as TLCVision from practicing medicine or optometry and from directly employing physicians or optometrists. The Company believes that it is in material compliance with these requirements, but a review of the Company’s operations by Canadian regulators or changes in the interpretation or enforcement of existing Canadian legal requirements or the adoption of new requirements could require significant costs to comply with laws and regulations in the future or require the Company to change the structure of our arrangements with doctors.
COMPLIANCE WITH U.S. FOOD AND DRUG ADMINISTRATION REGULATIONS REGARDING THE USE OF EXCIMER LASER SYSTEMS FOR LASER VISION CORRECTION IS COSTLY AND BURDENSOME.
     To date, the FDA has approved excimer laser systems manufactured by some manufacturers for sale for the treatment of nearsightedness, farsightedness and astigmatism up to stated levels of correction. Failure to comply with applicable FDA requirements with respect to the use of the excimer laser could subject the Company, its affiliated doctors or laser manufacturers to enforcement action, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties.
     The FDA has adopted guidelines in connection with the approval of excimer laser systems for laser vision correction. The FDA, however, has also stated that decisions by doctors and patients to proceed outside the FDA-approved guidelines are a practice of medicine decision, which the FDA is not authorized to regulate. Failure to comply with FDA requirements or any adverse FDA action, including a reversal of its interpretation with respect to the practice of medicine, could result in a limitation on or prohibition of the Company’s use of excimer lasers.
     Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the laser manufacturers’ ability to obtain regulatory approval of laser equipment. Furthermore, the failure of other excimer laser manufacturers to comply with applicable federal, state or foreign regulatory requirements, or any adverse action against or involving such manufacturers, could limit the supply of excimer lasers, substantially increase the cost of excimer lasers, limit the number of patients that can be treated at the Company’s centers and limit TLCVision’s ability to use excimer lasers.
     Most of the Company’s eye care centers and access sites in the United States use VISX excimer lasers. If VISX, or other excimer laser manufacturers, fail to comply with applicable federal, state or foreign regulatory requirements, or if any adverse regulatory action is taken against or involves such manufacturers, the supply of lasers could be limited and the cost of excimer lasers could increase.
     The Roll-On/Roll-Off laser system consists of an excimer laser mounted on a motorized, air suspension platform and transported in a specially modified truck. The Company believes that use of this transport system does not require FDA approval; the FDA has taken no position in regard to such approval. The FDA could, however, take the position that excimer lasers are not approved for use in this transport system. Such a view by the FDA could lead to an enforcement action against the Company, which could impede TLCVision’s ability to maintain or increase its volume of excimer laser surgeries. This could have a material adverse effect on the Company’s business and financial results. Similarly, the Company believes that FDA approval is not required for TLCVision’s mobile use of microkeratomes or the cataract equipment transported by the Company’s mobile cataract operations. The FDA, however, could take a contrary position that could result in an enforcement action.

     DISPUTES WITH RESPECT TO INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT TLCVISION’S BUSINESS.
     There has been substantial litigation in the United States and Canada regarding the patents on ophthalmic lasers. Although TLCVision currently leases or purchases excimer lasers and other technology from the manufacturers, if the use of an excimer laser or other procedure performed at any of the Company’s centers is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty-bearing license, which may involve substantial costs, including ongoing royalty payments. If a license is not available on acceptable terms, the Company may be required to seek the use of products which do not infringe the patent.
     TLCVision has also secured patents for portions of the equipment it uses to transport mobile lasers. TLCVision patents and other proprietary technology are important to the Company’s success. These patents could be challenged, invalidated or circumvented in the future. Litigation regarding intellectual property is common and the Company’s patents may not adequately protect its intellectual property. Defending and prosecuting intellectual property proceedings is costly and involves substantial commitments of management time. Failure to successfully defend the Company’s rights with respect to TLCVision’s intellectual property may require the payment of damages and/or ceasing the use of equipment to transport mobile lasers, which may have a material adverse effect on business.
     THE ABILITY OF OUR SHAREHOLDERS TO EFFECT CHANGES IN CONTROL OF THE COMPANY IS LIMITED.
     TLCVision has a shareholder rights plan enabling the Board of Directors to delay a change in control of the Company, which could discourage a third party from attempting to acquire control of the Company, even if an attempt would be beneficial to the interests of the shareholders. In addition, since TLCVision is a Canadian corporation, investments in the Company may be subject to the provisions of the Investment Canada Act. In general, this act provides a system for the notification to the Investment Canada agency of acquisitions of Canadian businesses by non-Canadian investors and for the review by the Investment Canada agency of acquisitions that meet thresholds specified in the act. To the extent that a non-Canadian person or company attempted to acquire 33% or more of TLCVision’s outstanding common stock, the threshold for a presumption of control, the transaction could be reviewable by the Investment Canada agency. The Investment Canada Act also applies to a change of control effected by a sale of all or substantially all of the assets of the Company. These factors and others could have the effect of delaying, deferring or preventing a change of control of the Company supported by shareholders but opposed by our Board of Directors.
     WE HAVE SIGNIFICANT TAX NET OPERATING LOSS CARRYOVERS THAT MAY NOT BE UTILIZED.
     As of December 31, 2008, the Company has net operating losses available for carry forward for income tax purposes of approximately $239.0 million, which may be available to reduce taxable income in future years. There is no guarantee that all, if any, of the Company’s net operating losses will be utilized in future periods. See Note 19, “Income Taxes,” of the consolidated financial statements for additional information.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company’s refractive centers are located in leased premises throughout the United States and Canada. The leases are negotiated on market terms and typically have terms of five to ten years. TLCVision‘s International Corporate Office is located in leased office space in Mississauga, Ontario, Canada under a lease that will expire in 2016. TLCVision‘s U.S. Corporate Office is located in approximately 29,000 square feet of leased office space in St. Louis, Missouri under a lease that will expire in 2016. TLCVision also maintains approximately 17,000 square feet of office/warehouse space, a portion of which is subleased, in Bloomington, Minnesota primarily for its doctor services operations. The Bloomington facility lease expires in 2009. The terms of the Company’s leases provide for total aggregate monthly lease obligations of approximately $0.7 million in 2009.
ITEM 3. LEGAL PROCEEDINGS
     As of December 31, 2008, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. There have been no material changes in legal proceedings other than as reported in the Company’s June 30, 2008 Form 10-Q from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

     The Company is subject to various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. While the ultimate results of such matters cannot be predicted with certainty, the Company believes that the resolution of these matters will not have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following are brief summaries of the business experience of each of the Company’s executive officers:
     James C. Wachtman, age 48, became the Company’s Chief Executive Officer and President in August 2004. Prior to that, Mr. Wachtman served as Chief Operating Officer of LaserVision Centres Inc. (“LaserVision”) from June 1996 to July 1998, and as President and Chief Operating Officer of LaserVision from August 1998 to May 2002 and as TLCVision’s President and Chief Operating Officer from May 2002 to August 2004. Prior to joining LaserVision, Mr. Wachtman was employed in various senior management positions by McGaw, Inc., a manufacturer of medical disposables. He holds a Bachelors of Science degree in Management and Marketing from Missouri State University.
     Steven P. Rasche, age 49, became the Company’s Chief Financial Officer and Treasurer in August 2004. Prior thereto, Mr. Rasche served as the Chief Financial Officer of Public Safety Equipment, Inc., a marketer of safety equipment from May 1996 to July 2004. He began his professional career in 1983 with Price Waterhouse, LLP (now PricewaterhouseCoopers, LLP) and later moved to United Van Lines, Inc., a household goods mover, where he progressed through a variety of financial leadership roles. Mr. Rasche is a Certified Public Accountant (“CPA”) and holds a Bachelors of Science degree in Accounting from the University of Missouri and a Master of Business Administration Degree from the J.L. Kellogg Graduate School of Management at Northwestern University.
     Brian L. Andrew, age 57, became the Company’s General Counsel and Secretary in February 2005. Prior thereto, Mr. Andrew was the Chair of the Health Law Practice Group and a member in the St. Louis, Missouri office of Husch & Eppenberger, LLC (now Husch Blackwell Sanders, LLC), a large multi-office law firm. Mr. Andrew has also served as Assistant Counsel to the American Optometric Association and Associate General Counsel for MetLife HealthCare Management Corporation. He holds an undergraduate degree from the University of Missouri-Columbia, a Masters degree from Webster University and a law degree from the St. Louis University School of Law.
     James B. Tiffany, age 52, was appointed as President of Sightpath Medical, Inc. (formerly MSS, Inc.), a subsidiary of the Company, in August 2003. Prior to that Mr. Tiffany served as Vice President of Sales and Marketing of LaserVision from January 1999 to July 2000 and General Manager of MSS, Inc. from July 2000 to August 2003. Mr. Tiffany received his undergraduate degree from Arizona State University and a Master of Business Administration Degree from Washington University in St. Louis, Missouri.
     Larry D. Hohl, age 54, was appointed President of Refractive Centers in January 2008. Mr. Hohl has the responsibility for TLCVision’s refractive centers business functions, including sales, marketing, operations, clinical services and professional relations. Prior to joining the Company, he served as Vice President of Operations and Owner Operator/Franchisee for Robeks Corporation, a franchisor of health food stores, from January 2004 through December 2007. Mr. Hohl began his professional career in 1976 with International Business Machines Corporation, a multinational computer technology and consulting corporation. He has held a number of senior management positions for companies such as Procter & Gamble, a consumer goods manufacturer, PepsiCo, Inc., a leading global snack and beverage company, and Nike, Inc., a supplier of athletic shoes, apparel and sports equipment. Mr. Hohl received his Bachelors of Science degree in Business Administration/Marketing, from Arizona State University.
     James J. Hyland, age 56, joined TLCVision as Vice President, Investor Relations in 2007. Prior to joining TLCVision, Mr. Hyland was VP Investor Relations and Corporate Communications for USF Corp, a $2.4 billion Chicago based transportation holding company. In addition, Mr. Hyland was Senior Vice President Investor Relations for Comdisco, a Rosemont, Illinois based Fortune 500 financial and technology services firm. Mr. Hyland is a graduate of the University of Illinois with a Bachelors of Science degree in Business Administration, with a specialization in Finance.
     Henry Lynn, age 58, became Chief Information Officer (“CIO”) of TLCVision in March 1998. Mr. Lynn has executive management responsibilities regarding the various information systems utilized throughout the Company. Prior to joining TLCVision, he was employed as the CIO for Beacon Eye, Inc., a laser vision correction company. He holds a Data Processing degree from Glasgow College of Technology, Scotland.
     Dr. Glenn Ellisor, age 51, is the founder of Vision Source®, a subsidiary of the Company that was acquired by the Company in 1997, and currently serves as President, Eye Care. Dr. Ellisor continues to practice as a licensed Optometrist at an optical eye care center. He has served on advisory panels for Ciba Vision, Optos plc, Optical Dynamics, Bausch & Lomb and Alcon Laboratories, Inc. He is a member of the American Optometric Association, the Texas Optometric Association and Harris County Optometric Association. Dr. Ellisor graduated from Stephen F. Austin University in 1982 with a degree in Biology and a minor in business and graduated from the University of Houston College of Optometry in 1984.
     Charles H. Judy, age 39, joined the Company in 2007 as Vice President, Human Resources. Prior to joining TLCVision, Mr. Judy was a National Human Resources Director at Deloitte, one of the world’s largest professional services firms with over 120,000 employees. During his thirteen years with the organization, Mr. Judy provided senior human resources and recruiting leadership to a number of large and diverse practices throughout the world. Mr. Judy was also the Vice President, Human Resources for Maverick Technologies LLC, North America’s largest independent control systems integrator and industrial automation consultancy. He is a graduate of Tulane University’s A.B. Freeman School of Business with a Bachelors of Science in Management. Mr. Judy is also a CPA and a certified Senior Professional of Human Resources.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     The Common Shares of the Company are listed on the Toronto Stock Exchange under the symbol “TLC” and on the NASDAQ Global Market under the symbol “TLCV.” The following table sets forth, for the periods indicated, the high and low closing prices per Common Share of the Common Shares on the Toronto Stock Exchange and the NASDAQ Global Market:

	THE
	TORONTO		NASDAQ
	STOCK		GLOBAL
	EXCHANGE		MARKET
	HIGH	LOW	HIGH	LOW
2007
First Quarter March 31, 2007	Cdn$7.13	Cdn$6.02	$6.00	$5.10
Second Quarter June 30, 2007	6.80	5.45	6.06	5.10
Third Quarter September 30, 2007	5.45	3.17	5.21	3.06
Fourth Quarter December 31, 2007	3.71	2.02	3.79	2.08

2008
First Quarter March 31, 2008	Cdn$3.13	Cdn$0.98	$3.17	$0.96
Second Quarter June 30, 2008	1.62	1.03	1.58	0.99
Third Quarter September 30, 2008	1.39	0.80	1.37	0.74
Fourth Quarter December 31, 2008	0.79	0.16	0.74	0.14
     As of March 9, 2009, there were approximately 709 shareholders of record of the Common Shares.
     The Company has never declared or paid cash dividends on the Common Shares. It is the current policy of the Board of Directors of the Company to retain earnings to reduce the financial leverage of the Company, and finance growth and development of its business, and therefore, the Company does not anticipate paying cash dividends on its Common Shares in the near future. In addition, the Company’s ability to pay dividends is currently restricted pursuant to the Company’s Credit Facility, discussed in further detail in Note 14, “Debt,” in the consolidated financial statements.

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
     The following graph shows the cumulative total shareholder return (assuming reinvestment of dividends) from December 31, 2003 through the fiscal year ended December 31, 2008 compared to the cumulative total return on the S&P/TSX Composite Index and the NASDAQ Health Services Stocks Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TLC Vision Corporation, The S&P/TSX Composite Index
And The NASDAQ Health Services Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright@ 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
TLC Vision Corporation	100.00	157.16	97.29	78.88	50.23	2.56
S&P/TSX Composite	100.00	114.48	142.10	166.63	183.01	122.61
NASDAQ Health Services	100.00	127.29	135.26	141.82	142.06	100.14

STOCK REPURCHASE
     During June 2007, the Company repurchased and cancelled 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.6 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand, short-term investments, and $85 million in proceeds under the Company’s June 2007 Credit Facility. No share repurchases occurred during the year ended December 31, 2008.
ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected historical consolidated financial data of TLCVision for the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004, which have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K and the consolidated financial statements of the Company included in the Company’s December 31, 2005 and 2004 Annual Reports on Form 10-K. The following table should be read in conjunction with the Company’s financial statements, the related notes thereto and the information contained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

			YEAR ENDED
	DECEMBER 31,
(U.S. dollars, in thousands except per share amounts and operating data)	2004(2)	2005(3)	2006(4)	2007(5)	2008(6)
STATEMENT OF OPERATIONS DATA
Net revenues	$242,481	$255,547	$277,853	$298,414	$275,668
Cost of revenues (excluding amortization)	168,796	178,572	192,937	209,084	194,938
Gross profit	73,685	76,975	84,916	89,330	80,730
General and administrative	26,747	36,458	34,476	34,819	28,016
Marketing and sales	18,702	21,714	27,791	42,979	42,725
Impairment	—	—	—	7,659	85,047
Income (loss) from continuing operations, net of tax	41,402	7,169	13,680	(35,300)	(98,254)
Income (loss) from discontinued operations, net of tax	1,072	950	(2,161)	(8,214)	—

Net income (loss)	42,474	8,119	11,519	(43,514)	(98,254)

Income (loss) per share from continuing operations, diluted	$0.58	$0.10	$0.20	$(0.60)	$(1.95)

Income (loss) per share, diluted	$0.60	$0.11	$0.17	$(0.74)	$(1.95)

Weighted average number of Common Shares outstanding, diluted	71,088	71,380	69,580	59,139	50,319

	DECEMBER 31,
	2004(2)	2005(3)	2006(4)	2007(5)	2008(6)
BALANCE SHEET DATA
Cash and cash equivalents	$33,435	$31,729	$28,917	$12,925	$4,492
Working capital	131,195	66,896	40,015	(11,141)	(99,478)
Total assets	304,007	301,043	294,302	237,810	136,982
Long-term debt, excluding current portion	9,991	12,665	15,122	98,417	16,500
STOCKHOLDERS’ EQUITY
Common stock	458,959	450,703	450,133	337,473	339,112
Option and warrant equity	2,872	1,861	1,806	837	745
Accumulated other comprehensive loss	—	—	—	(784)	(1,545)
Accumulated deficit	(252,278)	(244,159)	(232,640)	(275,404)	(373,658)
Total stockholders’ equity (deficit)	209,553	208,405	219,299	62,122	(35,346)

			YEAR ENDED
	DECEMBER 31,
	2004(2)	2005(3)	2006(4)	2007(5)	2008(6)
OPERATING DATA (unaudited)
Number of majority owned eye care centers at end of period (7)	59	64	67	66	66
Number of minority owned eye care centers at end of period (1)	9	9	9	14	9

Number of TLCVision branded eye care centers at end of period	68	73	76	80	75
Number of access service sites
Refractive	326	318	327	327	320
Mobile Cataract	371	563	689	444	367
Number of laser vision correction procedures:
Majority owned centers	99,100	101,000	101,000	105,700	88,300
Minority owned centers	18,700	20,000	20,300	21,400	16,800

Total TLCVision branded center Procedures	117,800	121,000	121,300	127,100	105,100

Access	78,600	69,900	65,900	59,500	44,100

Total TLCVision branded refractive Procedures	196,400	190,900	187,200	186,600	149,200

Mobile Cataract	43,700	49,000	55,700	56,900	59,500

(1)	Minority owned centers primarily represent the Company’s 30% interest in LECC centers.
(2)	In fiscal 2004, the selected financial data of the Company included:
(a)	an adjustment to the fair value of long-term receivables of $1.2 million;

(b)	other income of $25.8 million from the gain on sale of OccuLogix stock; and

(c)	an executive severance charge of $2.6 million.
(3)	In fiscal 2005, the selected financial data of the Company included:
(a) a write-down of $1.1 million in the fair value of intangibles and an adjustment to the fair value of long-term liabilities of $0.2 million; and
(b) OccuLogix inventory and accounts receivable write-downs of $1.6 million after minority interests.
(4)	In fiscal 2006, the selected financial data of the Company included:
(a)	an impairment of goodwill of $4.1 million, which related to discontinued operations;

(b)	gain on sales and issuances of subsidiary stock of $1.8 million;

(c)	severance charges totaling $1.0 million ($0.6 million net of minority interests);

(d)	net write-downs of assets and liabilities of $1.9 million ($1.1 million net of minority interests);

(e)	income tax benefit of $5.3 million related to a partial reversal of the deferred tax asset valuation allowance;

(f)	income tax benefit of $0.9 million related to IRC Section 382 and $1.5 million related to deductible interest expense adjustments; and

(g)	consolidated results of OccuLogix for the three months ended March 31, 2006 before deconsolidation effective April 1, 2006.
(5)	In fiscal 2007, the selected financial data of the Company included:
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
(d) severance charges totaling $1.3 million.

(6)	In fiscal 2008, the selected financial data of the Company included:
(a) impairment losses of $85.0 million, which reduced the carrying values of goodwill, intangible assets, other long-term assets, and fixed assets by $73.4 million, $6.2 million, $4.8 million and $0.6 million, respectively.
(b) approximately $76.0 million of long-term debt related to the Company’s credit facility that has been re-classified as current debt due to the Company’s covenant violation and issues surrounding the Company’s ability to continue as a going concern.
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
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improving vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. In its doctor services business, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company currently provides franchise opportunities to independent optometrists under its Vision Source® brand.
     Except as described in the following paragraphs, the Company recognizes revenues at the time procedures are performed or services are rendered. Revenues primarily include amounts charged to patients for procedures performed at laser centers, amounts charged to physicians for laser access and service fees, and management fees from managing refractive and secondary care practices. Follow-up consultations, which help ensure general patient satisfaction and safety, are free of separate charge to patients, very short in nature and are therefore considered inconsequential for revenue deferral, though the Company does accrue at the point of procedure for the minimal anticipated costs of the follow-up consultations.
     The Company offers a portion of its patients extended lifetime warranties, i.e., the TLC Lifetime Commitment®. Participation in the TLC Lifetime Commitment® program is included in the surgical price for a specific type of procedure selected by a portion of its patients. Under this pricing model, the Company accounts for the TLC Lifetime Commitment® program as a warranty obligation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability at the point of sale given the Company’s ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.
     During the year ended December 31, 2007, the Company began offering an extended TLC Lifetime Commitment® warranty at a separately-priced fee to customers selecting a lower level base surgical procedure. Under applicable accounting rules, 100% of revenues and related costs from the sale of the separately priced lifetime warranty are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of re-treatment volume, which are based on historical warranty claim activity. The Company believes it has sufficient experience to support recognition on other than a straight-line basis. Accordingly, the Company has deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedure are expected to be incurred.
     In addition to the deferral of revenues related to the separately-priced TLC Lifetime Commitment®, the Company has deferred a portion of its costs of service related to professional fees paid to the attending surgeon when an initial procedure is performed. The physician receives no incremental fee for an enhancement procedure under the TLC Lifetime Commitment®. Accordingly, a portion of the professional fee paid at the time of the initial procedure to the attending surgeon relates to the future enhancement procedures to be performed under the separately-priced TLC Lifetime Commitment® and qualifies for deferral as a direct and incremental cost. The Company uses the same historical experience to amortize deferred professional fees that it uses to amortize deferred revenue. Other costs expected to be incurred if a complication were to occur are accrued at the point of procedure as part of the Company’s general enhancement accrual based on historical trend estimates.
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
     The Company serves surgeons who performed approximately 231,700 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during the year ended December 31, 2008. During the year ended December 31, 2008, the Company’s refractive center and access procedure volume, including minority owned centers, decreased to 149,200 from 186,600 in the year ended December 31, 2007, a decrease of 37,400 procedures (20%). Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic and stock market conditions, unemployment rates, consumer confidence and political uncertainty, which management believes were the primary causes for the significant year over year decline. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data.
DEVELOPMENTS DURING 2008
     LIQUIDITY
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide for working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets in the late summer and fall of 2008 limited the ability of companies such as TLCVision to access the capital markets. The deepening recession in the fourth quarter of 2008 has had a significant impact on the Company’s operations, resulting in a sharp decline in the demand for refractive surgery and financial performance. As a result, the Company’s liquidity became progressively constrained in the fourth quarter of 2008. The Company has incurred losses from continuing operations of $98.3 million and $35.3 million for the years ended December 31, 2008 and 2007, respectively.
     Beginning in early 2008, in response to the deteriorated economic environment the Company implemented a series of initiatives to balance its costs of operation with the new lower level of refractive procedures. The Company continues to implement cost reduction and cash generation initiatives, including reductions in headcount, freezing or reducing salaries and benefits, reductions in discretionary spending including direct to consumer marketing, reductions in overhead costs, lower capital spending, the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes.
     Due to the sharp decline in customer demand during the second half of fiscal 2008, and the resulting decline in sales, the Company’s financial performance deteriorated sharply during the fourth quarter of 2008 resulting in the Company’s inability to be in compliance with its primary financial covenants under its Credit Facility as of December 31, 2008. See Note 14, “Debt,” in the consolidated financial statements for information on the Company’s various debt agreements. Furthermore, in the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to be in compliance with these covenants for the balance of 2009 unless amended. Accordingly, the Company is in active discussions with the lenders to secure both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Facility to avoid a subsequent default. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.
     In light of the existing non-compliance with the financial covenants as of December 31, 2008 and given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 unless amended, borrowings of $82.7 million under the Credit Facility have been recorded as current liabilities as of December 31, 2008. Accordingly, at December 31, 2008, the Company has a working capital deficiency of approximately $99.5 million. Subsequent to December 31, 2008, the Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility raising the total outstanding debt under the Credit Facility to $100.1 million as of February 28, 2009.

     The Company will likely continue to incur operating losses in 2009 and its liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure.
     The Company’s independent registered public accounting firm’s report issued in the December 31, 2008 Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including significant losses, limited access to additional liquidity and compliance with certain financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
     IMPAIRMENT
     Goodwill and indefinite-lived intangible assets are tested for impairment annually and whenever events or circumstances (such as a significant adverse change in business climate or the decision to sell a business) indicate that more likely than not an impairment may have occurred. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The evaluation of impairment involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. The Company uses a combination of the income and market approaches to determine the current fair value of each of its reporting units. A number of significant assumptions and estimates are involved in the application of the income and market approaches, including forecasted operating cash flows, discount rates, market multiples, etc. The Company considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of intangible assets.
     During 2008, the Company determined that the carrying amounts of goodwill and definite-lived intangible assets within various segments were impaired $79.6 million. Management determined the implied fair value of goodwill associated with the reporting units within these segments by subtracting the estimated fair value of tangible assets and intangible assets subject to amortization associated with each reporting unit from the estimated fair value of each reporting unit. The impairment charges were generally the result of the overall refractive market decline experienced by the Company as well as equity market conditions, which led to an overall decline in fair value of various reporting units of the Company.
     During 2008, the Company recognized a $4.8 million impairment of multiple cost and equity method investments due to the decline in their estimated fair value. The decline in fair values were deemed to be other than temporary based on the investees’ inability to generate or sustain an earnings capacity that would justify the carrying amount of the investment. In addition, the Company recognized a $0.6 million impairment of fixed assets of an ASC given the entities’ inability to generate an earnings capacity that would justify carrying values.
     A summary of impairment charges recorded by reporting segment during the year ended December 31, 2008 follows:
FISCAL 2008 IMPAIRMENT CHARGES

	Investments and			Definite-Lived
	Other Long-Term Assets	Fixed Assets	Goodwill	Intangible Assets	Total
Refractive Centers	$—	$—	$66,843	$4,658	$71,501
Refractive Access	—	—	4,993	1,500	6,493
Other Doctor Services	2,478	639	1,555	17	4,689
Corporate	2,364	—	—	—	2,364

Total	$4,842	$639	$73,391	$6,175	$85,047

     ACQUISITIONS
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the year ended December 31, 2008 and 2007, the Company made acquisition and equity investments of $8.9 million and $4.8 million, respectively, to acquire or invest in various entities.
     Included in acquisition and equity investments are cash payments during 2008 and 2007 of approximately $6.6 million and $2.8 million, respectively, related to the Company’s 2005 TruVision™ acquisition, which have been included in the purchase price allocation. Of the 2008 and 2007 amounts, approximately $2.0 million and $2.8 million, respectively, relate to cash paid under the contingent earn-out provisions of the acquisition, which are included in the purchase price allocation. The remaining $4.6 million paid during 2008 relates to an amendment to the TruVision™ merger agreement, which removed the contingent earn-out provisions, discussed in further detail below.
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
     DIVESTITURES
     The Company’s strategy includes periodic divestitures of subsidiaries or investments that operate in the refractive, cataract or eye care markets. During the year ended December 31, 2008, the Company received approximately $1.3 million in cash proceeds resulting from various immaterial divestitures. During the year ended December 31, 2007, the Company received approximately $3.6 million in cash proceeds from divestitures. Included in the 2007 figure is approximately $2.0 million in cash proceeds received on the sale of OccuLogix, Inc. stock and $1.6 million in cash proceeds resulting from various other divestitures.
     CREDIT FACILITY AMENDMENT DATED FEBRUARY 2008
     During February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the Credit Facility, discussed in further detail in Note 14, “Debt,” to the consolidated financial statements. The ratio covenant changes were effective for the period beginning after September 30, 2007. The amendment raised the interest rate margin on all of the Company’s debt under the Credit Facility by 2.50% per annum, effective February 2008. The Company has accounted for the amendment as a modification of debt. The amendment resulted in the Company incurring various creditor and legal fees of $0.5 million, which were capitalized to the extent allowable during the quarter ending March 31, 2008 and will be amortized through 2013.
CRITICAL ACCOUNTING POLICIES
     IMPAIRMENT OF GOODWILL
     The Company accounts for its goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 requires the Company to determine the fair value of its reporting units. Because quoted market prices do not exist for the Company’s reporting units, the Company uses a combination of present values of expected future cash flows (i.e. the income approach) and multiples of earnings (i.e. the market approach) to estimate fair value. Management must make significant estimates and assumptions about future conditions to estimate future cash flows and appropriate multiples. If these estimates or related assumptions change in the future, including general economic and competitive conditions, the Company may be required to record additional impairment charges related to these assets. During the year ended December 31, 2008, the Company recorded a $73.4 million impairment charge against goodwill, which is further discussed in Note 4, “Impairment,” of the consolidated financial statements.
     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on many factors including general and economic conditions and are subject to change. A change in these assumptions could result in material charges to income.
     RECOVERABILITY OF DEFERRED TAX ASSETS
     The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the income tax bases of such assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized. In assessing the adequacy of the valuation allowances, the Company considers the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. At December 31, 2008, the Company had valuation allowances of $140.8 million to fully offset deferred tax assets of $140.8 million. The valuation allowance was based on the uncertainty of the realizability of certain deferred tax assets. In the event the Company determines it is more likely than not it will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net income, reducing goodwill or increasing equity in the period such determination is made.
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
     ACCRUED ENHANCEMENT
     The Company offers a portion of its patients extended lifetime warranties, i.e., the TLC Lifetime Commitment®. Participation in the TLC Lifetime Commitment® program is included in the surgical price for a specific type of procedure selected by a portion of the Company’s patients. Under this pricing model, the Company accounts for the TLC Lifetime Commitment® program as a warranty obligation under the provisions of SFAS No. 5, “Accounting for Contingencies.” Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.
     DEFERRED REVENUES
     During the year ended December 31, 2007, the Company began offering an extended TLC Lifetime Commitment® warranty at a separately-priced fee to customers selecting a lower level base surgical procedure. Under applicable accounting rules, 100% of revenues and related costs from the sale of the separately priced lifetime warranty are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of re-treatment volume, which are based on historical warranty claim activity. The Company believes it has sufficient experience to support recognition on other than a straight-line basis. Accordingly, the Company has deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedure are expected to be incurred.

     In addition to the deferral of revenues related to the separately-priced TLC Lifetime Commitment®, the Company has deferred a portion of its costs of service related to professional fees paid to the attending surgeon when an initial procedure is performed. The physician receives no incremental fee for an enhancement procedure under the TLC Lifetime Commitment®. Accordingly, a portion of the professional fee paid at the time of the initial procedure to the attending surgeon relates to the future enhancement procedures to be performed under the separately-priced TLC Lifetime Commitment® and qualifies for deferral as a direct and incremental cost. The Company uses the same historical experience to amortize deferred professional fees that it uses to amortize deferred revenue. Other costs expected to be incurred if a complication were to occur are accrued at the point of procedure as part of the Company’s general enhancement accrual based on historical trend estimates.
     The deferred revenue balances related to the TLC Lifetime Commitment® at December 31, 2008 and 2007 totaled $1.1 million and $0.7 million, respectively.
     RISK FACTORS
     See “Item 1A — Risk Factors.”
     YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007
     Total revenues for the year ended December 31, 2008 were $275.7 million, a decrease of $22.7 million (8%) from revenues of $298.4 million for the year ended December 31, 2007. The decrease in revenue was primarily attributable to the decline in refractive centers and refractive access procedures, partially offset by higher cataract volume and growth in eye care.
     Revenues from refractive centers for the year ended December 31, 2008 were $151.4 million, a decrease of $23.8 million (14%) from revenues of $175.2 million for the year ended December 31, 2007. The decrease in revenues from centers resulted from lower center procedure volume, which accounted for a decrease in revenues of approximately $28.8 million. The revenue decline caused by the procedure shortfall was partially offset by increased revenue on improved pricing discipline and increased mix of higher priced procedures, which accounted for approximately $5.0 million of increased revenue. For the year ended December 31, 2008, majority-owned center procedures were approximately 88,300, a decrease of 17,400 from 105,700 procedures for the year ended December 31, 2007.
     Revenues from doctor services for the year ended December 31, 2008 were $95.6 million, a decrease of $1.1 million (1%) from revenues of $96.7 million for the year ended December 31, 2007. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access, partially offset by increases in the Company’s mobile cataract and other segments.
     Revenues from the Company’s mobile cataract segment for the year ended December 31, 2008 were $40.9 million, an increase of $3.3 million (9%) from revenues of $37.6 million for the year ended December 31, 2007. The increase in mobile cataract revenue was due to increased surgical procedure volume of 5% and higher Foresee PHP™ sales volume.
     Revenues from the refractive access services segment for the year ended December 31, 2008 were $29.2 million, a decrease of $6.3 million (18%) from revenues of $35.5 million for the year ended December 31, 2007. For the year ended December 30, 2008, excimer procedures declined by 15,300 (26%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $9.1 million. This decrease was partially offset by higher average pricing and mobile Intralase revenues, which together increased revenues by approximately $2.8 million.
     Revenues from the Company’s businesses that manage cataract and secondary care centers for the year ended December 31, 2008 were $25.5 million, an increase of $1.9 million (8%) from revenues of $23.6 million for the year ended December 31, 2007. The increase was primarily driven by a 16% increase in majority-owned procedures, partially offset by less favorable procedure mix.
     Revenues from eye care for the year ended December 31, 2008 were $28.6 million, an increase of $2.1 million (8%) from revenues of $26.5 million for the year ended December 31, 2007. This increase was primarily due to a 13% increase in the total number of franchisees.
     Total cost of revenues (excluding amortization expense for all segments) for the year ended December 31, 2008 was $194.9 million, a decrease of $14.2 million (7%) from the cost of revenues of $209.1 million for the year ended December 31, 2007.

     The cost of revenues from refractive centers for the year ended December 31, 2008 was $110.8 million, a decrease of $16.2 million (13%) from cost of revenues of $127.0 million for the year ended December 31, 2007. This decrease was attributable to a $10.5 million cost of revenue decline caused by lower procedure volume, $4.6 million in fixed cost reductions and $1.1 million related to decreased variable cost per procedure. Gross margins for centers was 26.8% during the year ended December 31, 2008, down over prior year gross margin of 27.5%.
     The cost of revenues from doctor services for the year ended December 31, 2008 was $71.1 million, an increase of $1.0 million (1%) from cost of revenues of $70.1 million for the year ended December 31, 2007. Gross margins decreased to 25.6% during the year ended December 31, 2008 from 27.5% in the prior year period. The increase in cost of revenues was due to the following:
     The cost of revenues from the Company’s mobile cataract segment for the year ended December 31, 2008 was $30.3 million, an increase of $3.4 million (13%) from cost of revenues of $26.9 million for the year ended December 31, 2007. This percentage increase was primarily due to higher cataract procedure volume and higher lens supply costs.
     The cost of revenues from refractive access segment for the year ended December 31, 2008 was $23.6 million, a decrease of $4.4 million (16%) from cost of revenues of $28.0 million for the year ended December 31, 2007. This decrease was primarily attributable to $7.2 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $2.8 million primarily associated with higher cost procedures and the mobile Intralase offering.
     The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the year ended December 31, 2008 was $17.2 million, an increase of $2.0 million (13%) from cost of revenues of $15.2 million for the year ended December 31, 2007. The increase was caused primarily by the increase in procedures and higher per procedure cataract lens cost.
     The cost of revenues from eye care for the year ended December 31, 2008 was $13.0 million, an increase of $1.0 million (8%) from cost of revenues of $12.0 million for the year ended December 31, 2007. The increase was essentially consistent with the increase in the number of franchisees. Gross margins fell slightly to 54.5% during the year ended December 31, 2008 from 54.7% in the prior year period.
     General and administrative expenses of $28.0 million for the year ended December 31, 2008 decreased $6.8 million from $34.8 million for the year ended December 31, 2007. The decrease was primarily related to lower salary related expenses of $2.9 million, lower professional fees of $1.5 million, and a favorable change of $2.5 million in foreign currency transaction gains and losses.
     Marketing expenses decreased to $42.7 million for the year ended December 31, 2008 from $43.0 million for the year ended December 31, 2007. The $0.3 million decrease was primarily due to a reduction in refractive center and refractive access marketing spend during the fourth quarter 2008, down $1.3 million over prior year fourth quarter, in order to reduce costs during the economic downturn. Partially offsetting this decline was an increase in marketing spend in the mobile cataract segment to support a dedicated Foresee PHP™ sales force.
     During the year ended December 31, 2008, the Company recorded an impairment loss of $85.0 million. The impairment loss was primarily the result of the Company’s annual impairment analysis required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in an impairment loss reducing the carrying amounts of goodwill by $73.4 million, primarily in the refractive centers segment. In addition, the Company recorded impairment charges for indefinite-lived intangible assets, other long-term assets and fixed assets within various segments. The impairment loss was generally the result of the overall refractive market decline experienced by the Company, which lead to an overall decline in fair value of various reporting units of the Company. During the year ended December 30, 2007, the Company recorded an impairment loss of $7.7 million against goodwill and other long-term assets. The 2007 impairment loss is included in the Company’s doctor services segment and relates to the decline in the fair values of various ambulatory surgical centers owned by the Company compared to carrying values.
     Other operating income increased to $0.3 million for the year ended December 31, 2008 from other operating expense of $2.8 million for the year ended December 31, 2007. The increase in other operating income was primarily related to lower severance and center closing costs incurred during 2008.
     During the year ended December 31, 2007, the Company recorded a $0.9 million gain on the sale of 1.9 million shares of OccuLogix, Inc. common stock. No shares of OccuLogix, Inc. common stock were sold during the year ended December 31, 2008.

     Interest income decreased to $0.7 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007. This $0.9 million decrease was primarily due to lower interest earnings related to lower average cash and short-term investment balances over the prior year.
     Interest expense increased to $10.1 million for the year ended December 31, 2008 from $5.8 million for the year ended December 31, 2007. This $4.3 million increase reflects the leveraged re-capitalization of the Company during June 2007 and was primarily due to interest on borrowings under the new Credit Facility. The average interest rate for the year ended December 31, 2008 was approximately 9.4%, which includes the impact of deferred loan costs and other fees.
     Minority interest expense increased to $9.5 million for the year ended December 31, 2008 from $8.9 million for the year ended December 31, 2007 due primarily to higher profits in non-wholly owned entities.
     Losses from equity investments was $0.6 million for the year ended December 31, 2008 compared to $12.4 million for the year ended December 31, 2007. The $11.8 million favorable change primarily resulted from the Company no longer recognizing losses generated by the Company’s investment in OccuLogix, Inc., as the investment was reduced to $0 at December 31, 2007. The equity losses amounted to approximately $13.4 million during the year ended December 31, 2007, and were partially offset by lower equity earnings of $1.6 million in the Company’s remaining investments.
     For the year ended December 31, 2008, the Company recognized income tax expense of $0.9 million. For the year ended December 31, 2007, the Company recognized income tax expense of $8.5 million, primarily related to an increase in the valuation allowance.
     Loss from discontinued operations for the year ended December 31, 2007 include the net operating results from two ambulatory surgery centers that were sold in 2007, which were formerly included in the Company’s doctor services business. These discontinued operations generated net sales of approximately $3.5 million and a net loss of $8.2 million for the year ended December 31, 2007, which includes goodwill impairment charges of $9.3 million. There were no discontinued operations for the year ended December 31, 2008.
     Net loss for the year ended December 31, 2008 was $98.3 million, or ($1.95) per basic and diluted share, compared $43.5 million, or ($0.74) per basic and diluted share, for the year ended December 31, 2007.
YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006
     Total revenues for the year ended December 31, 2007 were $298.4 million, an increase of $20.6 million (7%) over revenues of $277.9 million for the year ended December 31, 2006. This increase was due to a $13.2 million increase in refractive center revenues, a $3.7 million increase in doctor services revenues and a $3.7 million increase in eye care revenues.
     Revenues from the refractive center segment for the year ended December 31, 2007 were $175.2 million, an increase of $13.2 million (8%) from revenues of $162.0 million for the year ended December 31, 2006. Refractive center revenues increased primarily due to procedure volume increase, which accounted for a $7.5 million increase in revenues, and an increased mix of higher priced procedures, which accounted for a $5.7 million increase in revenues. For the year ended December 31, 2007, majority-owned refractive center procedures were approximately 105,700, an increase of 4,700 (5%) over the prior year.
     Revenues from doctor services for the year ended December 31, 2007 were $96.7 million, an increase of $3.7 million (4%) from revenues of $93.0 million for the year ended December 31, 2006. This increase was primarily due to increases in the Company’s mobile cataract and “other” segments.
     Revenues from the Company’s mobile cataract segment for the year ended December 31, 2007 were $37.6 million, an increase of $2.5 million (7%) from revenues of $35.1 million for the year ended December 31, 2006. This increase was due to a higher average price and revenues generated from Foresee PHP™, a new product offering that the Company began selling at the end of 2006.
     Revenues from the refractive access segment for the year ended December 31, 2007 were $35.5 million, a decrease of $1.2 million (3%) from revenues of $36.7 million for the year ended December 31, 2006. For the year ended December 31, 2007, access procedures declined by approximately 6,400 (10%) from the prior year period and accounted for a decrease in revenues of approximately $3.6 million. This decrease in access revenues was offset by higher average pricing, which accounted for an increase in revenues of approximately $2.4 million.
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
     Total cost of revenues (excluding amortization expense for all segments) for the year ended December 31, 2007 was $209.1 million, an increase of $16.2 million (8%) over the cost of revenues of $192.9 million for the year ended December 31, 2006. Primarily causing the increase in cost of revenues was a $12.0 million (10%) increase at refractive centers on higher procedure volume over 2006.
     The cost of revenues from refractive centers for the year ended December 31, 2007 was $127.0 million, an increase of $12.0 million (10%) from cost of revenues of $115.0 million for the year ended December 31, 2006. This increase was primarily attributable to an increase in procedures, which accounted for approximately $2.7 million in costs, $7.6 million in fixed cost increases and $1.7 million related to increased variable cost per procedure. Gross margins for centers were 27.5% for the year ended December 31, 2007, down from 29.0% during the year ended December 31, 2006.
     The cost of revenues from doctor services for the year ended December 31, 2007 was $70.1 million, an increase of $3.5 million (5%) from cost of revenues of $66.6 million for the year ended December 31, 2006. Gross margins for doctor services were 27.5% for the year ended December 31, 2007, down from 28.4% during the year ended December 31, 2006.
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
     The cost of revenues from refractive access segment for the year ended December 31, 2007 was $28.0 million, an increase of $0.5 million (2%) from cost of revenues of $27.5 million for the year ended December 31, 2006. This increase was primarily attributable to $3.2 million of higher costs primarily associated with higher priced procedures and new service offerings, offset in part by the decrease in access procedures that reduced cost of revenues by approximately $2.7 million. Gross margins for the refractive access segment decreased to 21.1% for the year ended December 31, 2007, from 24.9% in the prior year period.
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
     General and administrative expenses increased to $34.8 million for the year ended December 31, 2007 from $34.5 million for the year ended December 31, 2006. The increase of $0.3 million during the period primarily included higher non-cash foreign exchange losses of $1.0 million and strategic restructuring related costs of $1.0 million. The increase was partially offset by a $1.8 million decrease from the AMD segment due to the deconsolidation of OccuLogix in the second quarter of 2006.
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
     Interest income decreased to $1.6 million for the year ended December 31, 2007 from $2.3 million for the year ended December 31, 2006. This $0.7 million decrease was primarily due to less cash and short-term investments on hand during the year ended December 30, 2007 versus the prior year.
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
     Losses from equity investments were $12.4 million for the year ended December 31, 2007 as compared to $2.6 million for the year ended December 31, 2006. This $9.8 million increase was primarily due to an increase of $7.6 million in the loss from the AMD segment in the year ended December 31, 2007. The increase in AMD equity losses in 2007 was due to the Company not accounting for its investment in OccuLogix under the equity method until the second quarter of 2006 and due to the poor operating results of OccuLogix during 2007.
     For the year ended December 31, 2007, the Company recognized an income tax expense of $8.5 million. This expense included $7.2 million in expense related to an increase in valuation allowance against net deferred tax assets. For the year ended December 31, 2006, the Company recognized income tax benefit of $3.7 million.
     Losses from discontinued operations include the divestitures of two ambulatory surgery centers, which were formerly included in the Company’s doctor services business. The divestitures of these locations were completed during 2007 and resulted in losses from discontinued operations of $8.2 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively. Included in the losses from discontinued operations are goodwill impairment charges of $9.3 million and $4.1 million for the years ended December 31, 2007 and 2006, respectively. Loss from discontinued operations included net sales of approximately $3.5 million in 2007 and $4.0 million in 2006. Refer to the Discontinued Operations section of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for more information.
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
LIQUIDITY AND CAPITAL RESOURCES
     Liquidity
     During the year ended December 31, 2008, the Company continued to focus its activities primarily on its strategic growth initiatives, fixed cost structure optimization, and capital preservation in response to current economic conditions. Cash and cash equivalents at December 31, 2008 totaled $4.5 million, a decrease of $8.4 million from December 31, 2007. This change was comprised of $15.8 million in cash provided by operating activities, offset primarily by capital expenditures, acquisition and equity investments, principal payments of debt, capitalized debt costs and distributions to minority interests. Net current liabilities at December 31, 2008 were $99.5 million, an unfavorable change of $88.4 million from $11.1 million at December 31, 2007. This change was primarily due to a $76.0 million reclassification of the Company’s Credit Facility’s long-term debt to short term as a result of debt covenant violations and issues regarding the Company’s ability to continue as a going concern.
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
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide for working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets in the late summer and fall of 2008 limited the ability of companies such as TLCVision to access the capital markets. The deepening recession in the fourth quarter of 2008 has had a significant impact on the Company’s operations, resulting in a sharp decline in the demand for refractive surgery and financial performance. As a result, the Company’s liquidity became progressively constrained in the fourth quarter of 2008. The Company has incurred losses from continuing operations of $98.3 million and $35.3 million for the years ended December 31, 2008 and 2007, respectively.
     Beginning in early 2008, in response to the deteriorated economic environment the Company implemented a series of initiatives to balance its costs of operation with the new lower level of refractive procedures. The Company continues to implement cost reduction and cash generation initiatives, including reductions in headcount, freezing or reducing salaries and benefits, reductions in discretionary spending including direct to consumer marketing, reductions in overhead costs, lower capital spending, the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes.
     Due to the sharp decline in customer demand during the second half of fiscal 2008, and the resulting decline in sales, the Company’s financial performance deteriorated sharply during the fourth quarter of 2008 resulting in the Company’s inability to be in compliance with its primary financial covenants under its Credit Facility as of December 31, 2008. See Note 14, “Debt,” in the consolidated financial statements for information on the Company’s various debt agreements. Furthermore, in the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to be in compliance with these covenants for the balance of 2009 unless amended. Accordingly, the Company is in active discussions with the lenders to secure both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Facility to avoid a subsequent default. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.
     In light of the existing non-compliance with the financial covenants as of December 31, 2008 and given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 unless amended, borrowings of $82.7 million under the Credit Facility have been recorded as current liabilities as of December 31, 2008. Accordingly, at December 31, 2008, the Company has a working capital deficiency of approximately $99.5 million. Subsequent to December 31, 2008, the Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility raising the total outstanding debt under the Credit Facility to $100.1 million as of February 28, 2009.
     The Company will likely continue to incur operating losses in 2009 and its liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure.
     The Company’s independent registered public accounting firm’s report issued in the December 31, 2008 Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including significant losses, limited access to additional liquidity and compliance with certain financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

     Credit Facility
     During June 2007, the Company entered into a $110.0 million credit facility (“Credit Facility” or “Agreement”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of December 31, 2008, $76.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of December 31, 2008, $6.0 million was outstanding under this portion of the facility and approximately $18.0 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.0 million.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin, which at December 31, 2008 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays a commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow (as defined in the Agreement) exists. For the year ended December 31, 2007, it was determined the Company had excess cash flows as defined under the terms of the Credit Facility. As a result, the Company was required to make an additional principal payment of $1.7 million during the quarter ended March 31, 2008. In addition, $3.0 million of optional prepayments were made during the year ended December 31, 2008, which were partially applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being contractually due on June 30, 2009. The Company estimates that no excess cash flows as defined under the terms of the Credit Facility will exist at December 31, 2008.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the agreement. During February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the Credit Facility. The ratio covenant changes were effective for the period beginning after September 30, 2007. The amendment also raised the interest rate margin on all of the Company’s debt under the Credit Facility by 2.50% per annum, effective February 2008. The Company accounted for the amendment as a modification of debt. The amendment resulted in the Company incurring various creditor and legal fees of $0.5 million, which were capitalized to the extent allowable during the quarter ended March 31, 2008 and are being amortized through 2013.
     The Company was not in compliance with its financial covenants as of December 31, 2008.
     Contractual Obligations
     As of December 31, 2008, the Company had contractual obligations relating to debt, debt related interest, operating leases for rental of office space, inventory purchases and marketing contracts requiring future minimum payments aggregating to $181.0 million. Obligations by period reflect stated contractual due dates. Despite the maturity date, obligations of $82.7 million under the Credit Facility have been classified as current liabilities at December 31, 2008 due to existing covenant violation. See Note 14, “Debt,” of the consolidated financial statements for additional information. Future minimum contractual payments are as follows:

	PAYMENTS DUE BY PERIOD
		LESS		MORE
		THAN 1	1 TO 3	THAN 3
CONTRACTUAL OBLIGATIONS	TOTAL	YEAR	YEARS	YEARS
Debt	$105,581	$13,051	$10,724	$81,806
Interest on debt	25,411	6,413	11,137	7,861
Operating leases	28,704	7,810	11,790	9,104
Inventory purchases	12,600	12,600	—	—
Marketing contracts	8,750	2,750	6,000	—

Total	$181,046	$42,624	$39,651	$98,771

     Future interest payments on debt include approximately $21.4 million associated with the outstanding Term Loan under the Company’s Credit Facility and assumes an interest rate of 6.25%. The actual interest rate on the Term Loan is variable and the Company may make advance principal payments in future periods affecting the Company’s current estimate of future interest payments.
     Future interest payments on debt also includes approximately $0.4 million associated with outstanding borrowings under the revolving portion of the Company’s Credit Facility and assume an interest rate of 6.25%. The Company assumes borrowings under the revolving portion of the Credit Facility will be outstanding for a period of one year for the purpose of the future interest payment calculation, however no guarantee can be made that such borrowings will remain outstanding in this dollar amount or for this period.
     Equity Transactions
     During June 2007, the Company repurchased and cancelled 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.6 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand and the $85 million proceeds under the Company’s Credit Facility.
     On April 11, 2006, the Company sold 0.8 million shares of OccuLogix common stock and recorded a gain of $1.4 million. After the sale of stock, the Company owned approximately 49% of OccuLogix. Due to the insignificance of the results of operations of OccuLogix from April 1, 2006 through April 11, 2006, the Company deconsolidated OccuLogix effective April 1, 2006 and accounted for its investment in OccuLogix under the equity method through late 2008, at which point a recapitalization of OccuLogix occurred that diluted the Company’s ownership level to 8%.
CASH PROVIDED BY OPERATING ACTIVITIES
     Net cash provided by operating activities was $15.8 million for the year ended December 31, 2008. The cash flows provided by operating activities were comprised of the net loss of $98.3 million plus non-cash items including depreciation and amortization of $19.7 million, minority interests of $9.5 million, non-cash stock-based compensation expense of $1.4 million, and $85.0 million of impairment charges. Operating cash flow was also impacted by $2.3 million in adverse net operating asset and liability changes. This $2.3 million change consisted of a $2.4 million decrease in accounts payable and accrued expenses and a $0.6 million increase in accounts receivable, partially offset by a $0.7 million decrease in prepaid expenses and other current assets.
CASH USED IN INVESTING ACTIVITIES
     Net cash used in investing activities was $7.6 million for the year ended December 31, 2008. The cash used in investing activities included capital expenditures of $3.5 million and acquisitions and investments of $8.9 million, which primarily includes payments related to the acquisition of TruVision™ in 2005. These cash outflows were partially offset by $2.1 million of distributions and loan payments received from equity investments, proceeds from the sales of fixed assets of $1.3 million and $1.3 million of proceeds received on the divestitures of businesses.
CASH USED IN FINANCING ACTIVITIES
     Net cash used in financing activities was $16.7 million for the year ended December 31, 2008. Net cash used during this period was primarily related to repayment of certain notes payable and capitalized lease obligation of $33.1 million, capitalized debt costs of $0.5 million and $9.9 million of distributions to minority interests. Partially offsetting the cash used in financing activities were proceeds from debt financing of $25.4 million, issuances of common stock of $0.4 million and restricted cash movement of $1.1 million.

NEW ACCOUNTING PRONOUNCEMENTS
     For a discussion on prospective accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies,” in the accompanying audited consolidated financial statements and notes thereto set forth in Item 8 of this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
     The Company has invested in various companies, some of which are in development stages. The investments in development stage companies are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. The Company could lose its various investments in development stage companies. As of December 31, 2008 and 2007, the Company had investments and other long-term assets of $4.3 million and $5.9 million, respectively, in development stage companies. The Company’s impairment charges on investments in development stage companies were $2.4 million during fiscal 2008. No impairment charges were recorded against investments in development stage companies during the years ended 2007 and 2006.
Interest Rate Risk
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of cash required for interest payments for a majority of the total variable rate debt. Under the agreement entered during August 2007, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 5.0% on notional amounts ranging from $20 million to $42 million over the life of the swap agreement, which matures on April 1, 2010. Under the agreement entered during December 2007, with an effective date of January 2, 2008, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 3.9% on notional amounts ranging from $20 million to $32 million over the life of the swap agreement, which matures on April 1, 2010.
     As of December 31, 2008 and 2007 the outstanding notional amounts of the interest rate swaps was $59 million and $20 million, respectively, and the Company has recorded liabilities of $1.5 million and $0.8 million, respectively, to recognize the fair value of the interest derivatives. The net offset is recorded in accumulated other comprehensive income, as the instruments have been designated as qualifying cash flow hedges.
     There is risk that the Company’s interest derivatives may become ineffective in future periods, which would result in the Company recording such ineffectiveness in earnings.
Foreign Currency Risk
     The Company’s net assets, net earnings and cash flows from its Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period. A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause a $0.6 million decrease to the Company’s net asset balance.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RESPONSIBILITY FOR FINANCIAL STATEMENTS
     The accompanying consolidated financial statements of TLC Vision Corporation have been prepared by management in conformity with accounting principles generally accepted in the United States. The significant accounting policies have been set out in the consolidated financial statements. These statements are presented on the accrual basis of accounting. Accordingly, a precise determination of many assets and liabilities is dependent upon future events. Therefore, estimates and approximations have been made using careful judgment. Recognizing that the Company is responsible for both the integrity and objectivity of the financial statements, management is satisfied that these financial statements have been prepared within reasonable limits of materiality under United States generally accepted accounting principles.

     During the year ended December 31, 2008, the Board of Directors had an Audit Committee consisting of four non-management directors. The committee met with management and the auditors to review any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the report of independent registered public accounting firm prior to the submission of the financial statements to the Board of Directors for final approval.
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
We have audited the accompanying consolidated balance sheets of TLC Vision Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15a. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TLC Vision Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
As discussed in Note 19 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties effective January 1, 2007.
The accompanying financial statements have been prepared assuming that TLC Vision Corporation will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain financial covenants within the Company’s loan agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TLC Vision Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
St. Louis, Missouri
March 31, 2009

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Revenues:
Refractive centers	$151,442	$175,206	$162,015
Doctor services	95,615	96,697	92,978
Eye care	28,611	26,511	22,860

Total revenues	275,668	298,414	277,853

Cost of revenues (excluding amortization expense shown below):
Refractive centers	110,824	127,024	114,981
Doctor services	71,104	70,061	66,564
Eye care	13,010	11,999	11,392

Total cost of revenues (excluding amortization expense shown below)	194,938	209,084	192,937

Gross profit	80,730	89,330	84,916

General and administrative	28,016	34,819	34,476
Marketing and sales	42,725	42,979	27,791
Research and development, clinical and regulatory	—	—	1,475
Amortization of intangibles	3,233	3,398	3,451
Impairment of goodwill and other assets	85,047	7,659	—
Other (income) expenses, net	(339)	2,753	874

	158,682	91,608	68,067

Operating (loss) income from continuing operations	(77,952)	(2,278)	16,849

Gain on sale of OccuLogix, Inc. stock	—	899	1,450
Interest income	734	1,621	2,330
Interest expense	(10,072)	(5,778)	(1,455)
Minority interests	(9,530)	(8,921)	(6,513)
Loss from equity investments	(560)	(12,367)	(2,636)

(Loss) income from continuing operations before income taxes	(97,380)	(26,824)	10,025
Income tax (expense) benefit	(874)	(8,476)	3,655

(Loss) income from continuing operations	(98,254)	(35,300)	13,680
Loss from discontinued operations, net of tax	—	(8,214)	(2,161)

Net (loss) income	$(98,254)	$(43,514)	$11,519

(Loss) earnings per share — basic	$(1.95)	$(0.74)	$0.17

(Loss) earnings per share — diluted	$(1.95)	$(0.74)	$0.17

Weighted-average number of common shares outstanding — basic	50,319	59,139	68,907

Weighted-average number of common shares outstanding — diluted	50,319	59,139	69,580

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,492	$12,925
Accounts receivable, net	16,870	18,076
Prepaid expenses, inventory and other	14,214	14,882

Total current assets	35,576	45,883

Restricted cash	—	1,101
Investments and other assets, net	11,694	17,524
Goodwill	28,570	94,346
Other intangible assets, net	10,628	17,020
Fixed assets, net	50,514	61,936

Total assets	$136,982	$237,810

LIABILITIES
Current liabilities:
Accounts payable	$17,897	$17,177
Accrued liabilities	28,076	28,115
Current maturities of long-term debt, including $82.7 million in default at December 31, 2008	89,081	11,732

Total current liabilities	135,054	57,024

Other long-term liabilities	5,444	5,023
Long-term debt, less current maturities	16,500	98,417
Minority interests	15,330	15,224

Total liabilities	172,328	175,688

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized	339,112	337,473
Option and warrant equity	745	837
Accumulated other comprehensive loss	(1,545)	(784)
Accumulated deficit	(373,658)	(275,404)

Total stockholders’ (deficit) equity	(35,346)	62,122

Total liabilities and stockholders’ (deficit) equity	$136,982	$237,810

See notes to consolidated financial statements.
Approved on behalf of the Board:

/s/ JAMES C. WACHTMAN	/s/ WARREN S. RUSTAND

James C. Wachtman, Director	Warren S. Rustand, Director

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(98,254)	$(43,514)	$11,519
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,670	18,859	16,392
Reimbursements of investments in research and development arrangements	—	—	(300)
Deferred taxes	—	7,172	(5,241)
Minority interests	9,530	9,423	7,022
Gain on sales and issuances of subsidiary stock	—	(899)	(1,799)
(Gain) loss on sales of subsidiaries	(139)	233	—
Loss from equity investments	560	12,367	2,636
(Gain) loss on sales and disposals of fixed assets	(269)	(11)	140
Non-cash compensation expense	1,391	1,115	1,444
Write-down of OccuLogix inventory	—	—	1,625
Adjustments to the fair values of long-lived assets and liabilities	—	—	294
Impairment	85,047	16,950	4,087
Other	561	275	84
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(626)	392	632
Prepaid expenses, inventory and other current assets	704	(280)	(3,165)
Accounts payable and accrued liabilities	(2,352)	9,248	(1,882)

Cash provided by operating activities	15,823	31,330	33,488

INVESTING ACTIVITIES
Purchases of fixed assets	(3,534)	(13,279)	(11,493)
Proceeds from sales of fixed assets	1,259	1,114	681
Proceeds from divestitures of investments and subsidiaries, net	1,281	1,619	—
Proceeds from sale of OccuLogix, Inc. stock, net	—	2,000	2,456
Distributions and loan payments received from equity investments	2,107	2,846	3,613
Reimbursements from research and development arrangements	—	—	300
Acquisitions and equity investments	(8,862)	(4,815)	(7,839)
OccuLogix, Inc. cash balance at time of deconsolidation	—	—	(14,814)
Proceeds from sales of short-term investments	—	17,375	10,325
Purchases of short-term investments	—	(5,800)	(5,425)
Other	144	123	(12)

Cash (used in) provided by investing activities	(7,605)	1,183	(22,208)

FINANCING ACTIVITIES
Decrease (increase) in restricted cash	1,101	(66)	(60)
Proceeds from debt financing	25,392	89,717	441
Principal payments of debt financing and capital leases	(33,070)	(11,998)	(6,479)
Capitalized debt costs	(534)	(1,960)	—
Distributions to minority interests	(9,895)	(9,454)	(9,197)
Purchases of treasury stock	—	(117,569)	—
Proceeds from issuances of OccuLogix, Inc. stock, net and cash acquired upon consolidation	—	—	233
Proceeds from issuances of common stock	355	2,825	970

Cash used in financing activities	(16,651)	(48,505)	(14,092)

Net decrease in cash and cash equivalents during the period	(8,433)	(15,992)	(2,812)
Cash and cash equivalents, beginning of period	12,925	28,917	31,729

Cash and cash equivalents, end of period	$4,492	$12,925	$28,917

See notes to consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	COMMON STOCK			TREASURY STOCK
			OPTION			ACCUMULATED
			AND`			OTHER
			WARRANT			COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	EQUITY	SHARES	AMOUNT	LOSS	DEFICIT	TOTAL
Balance December 31, 2005	68,691	$450,703	$1,861	—	$—	$—	$(244,159)	$208,405

Shares issued as part of the employee share purchase plan and 401(k) plan	142	740						740
Exercise of stock options	258	647	(50)					597
Options expired or forfeited		5	(5)					—
Adjustment of utilized net operating loss carry forwards		(3,116)						(3,116)
Stock based compensation		983						983
Changes in subsidiaries’ stockholders’ equity		171						171
Net income							11,519	11,519

Balance December 31, 2006	69,091	$450,133	$1,806	—	$—	$—	$(232,640)	$219,299

Shares issued as part of the employee share purchase plan and 401(k) plan	70	264						264
Exercise of stock options	979	3,222	(661)					2,561
Options expired or forfeited		308	(308)					—
Stock based compensation		1,115						1,115
Purchase of treasury stock				20,000	(117,569)			(117,569)
Retirement of treasury stock	(20,000)	(117,569)		(20,000)	117,569			—
Adjustment related to adoption of FIN 48 (see note 19)							750	750
Comprehensive loss
Deferred hedge loss						(784)		(784)
Net loss							(43,514)	(43,514)

Balance December 31, 2007	50,140	$337,473	$837	—	$—	$(784)	$(275,404)	$62,122

Shares issued as part of the employee share purchase plan and 401(k) plan	180	185						185
Exercise of stock options	86	259	(89)					170
Options expired or forfeited		3	(3)					—
Stock based compensation		1,391						1,391
Changes in subsidiaries’ stockholders’ equity		(199)						(199)
Comprehensive loss
Deferred hedge loss						(761)		(761)
Net loss							(98,254)	(98,254)

Balance December 31, 2008	50,406	$339,112	$745	—	$—	$(1,545)	$(373,658)	$(35,346)

See notes to consolidated financial statements.

TLC VISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
1. NATURE OF OPERATIONS
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improving vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. In its doctor services business, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company’s primary business provides franchise opportunities to independent optometrists under its Vision Source® brand.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities that the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these components are accounted for as discontinued operations in the consolidated financial statements for the years prior to 2008 presented herein.
     Summarized, combined condensed statements of income for discontinued operations:

	YEAR ENDED DECEMBER 31,
	2007	2006
Total revenues	$3,535	$3,973
Gross profit	1,739	1,861
Impairment of goodwill	9,291	4,087
Operating (loss) income	(7,796)	(2,405)

(Loss) income from discontinued operations before income taxes	(8,214)	(2,914)
Income tax benefit (expense)	—	753

(Loss) income from discontinued operations, net of tax	$(8,214)	$(2,161)
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
Short-Term Investments
     As of December 31, 2008, the Company had no material short-term investments outstanding. During the year-ended December 31, 2007, the Company utilized all of its short-term investments to partially fund a repurchase of 20 million shares its common stock (see Note 16, “Share Repurchase”).

Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis. The Company’s inventory balances primarily consist of supplies used in its various eye treatments.
Investments
     The Company has certain investments in equity securities. Investments are accounted for using the equity method if the Company has significant influence, but not control, over an investee. All other equity investments in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under the cost method of accounting, investments that do not have a quoted market price (non-marketable equity securities) are carried at cost and are adjusted only for other than temporary declines in fair value and additional investment activity.
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
Goodwill
     The Company tests for impairment at least annually, on November 30, and more frequently if changes in circumstances or events indicate that it is more likely than not that impairment has occurred. The Company recorded goodwill impairment charges of $73.4 million and $9.6 million during the years ended December 31, 2008 and 2007, respectively. See Note 4, “Impairment,” for additional details.
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

Revenue Recognition
     The Company’s refractive centers currently employ different pricing and patient acquisition strategies depending upon the market. All are based upon the same pricing methodology, which begins with an entry level price and has logical, technology based upgrades. Pricing is generally inclusive of all follow-up visits.
     Except as described in the following paragraphs, the Company recognizes revenues at the time procedures are performed or services are rendered. Revenues primarily include amounts charged to patients for procedures performed at laser centers, net of discounts, contractual adjustments in certain regions and amounts collected as an agent of co-managing doctors. Follow-up consultations, which help ensure general patient satisfaction and safety, are free of separate charge to patients, very short in nature and are therefore considered inconsequential for revenue deferral, though the Company does accrue at the point of procedure for the minimal anticipated costs of the follow-up consultations.
     The Company offers a portion of its patients extended lifetime warranties, i.e., the TLC Lifetime Commitment®. Participation in the TLC Lifetime Commitment® program is included in the surgical price for a specific type of procedure selected by a portion of its patients. Under this pricing model, the Company accounts for the TLC Lifetime Commitment® program as a warranty obligation under the provisions of SFAS No. 5, “Accounting for Contingencies.” Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability at the point of sale given the Company’s ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.
     During the year ended December 31, 2007, the Company began offering an extended TLC Lifetime Commitment® warranty at a separately-priced fee to customers selecting a lower level base surgical procedure. Under applicable accounting rules, 100% of revenues and related costs from the sale of the separately priced lifetime warranty are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of re-treatment volume, which are based on historical warranty claim activity. The Company believes it has sufficient experience to support recognition on other than a straight-line basis. Accordingly, the Company has deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedure are expected to be incurred.
     In addition to the deferral of revenues related to the separately-priced TLC Lifetime Commitment®, the Company has deferred a portion of its costs of service related to professional fees paid to the attending surgeon when an initial procedure is performed. The physician receives no incremental fee for an enhancement procedure under the TLC Lifetime Commitment®. Accordingly, a portion of the professional fee paid at the time of the initial procedure to the attending surgeon relates to the future enhancement procedures to be performed under the separately-priced TLC Lifetime Commitment® and qualifies for deferral as a direct and incremental cost. The Company uses the same historical experience to amortize deferred professional fees that it uses to amortize deferred revenue. Other costs expected to be incurred if a complication were to occur are accrued at the point of procedure as part of the Company’s general enhancement accrual based on historical trend estimates.
     The deferred revenue balances related to the TLC Lifetime Commitment® at December 31, 2008 and 2007 totaled $1.1 million and $0.7 million, respectively.
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
     The Company’s eye care business revenue principally includes optometric franchising services. Revenues from these services are recognized as the service is rendered or when the procedure is performed.

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
Foreign Currency Exchange
     The functional currency of the Company’s Canadian operations is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in Canadian dollars and remeasured into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenues and expenses are remeasured into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net loss/income.
Earnings Per Share
     Basic earnings or loss per share is determined by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share reflects the potential dilution that could occur if options to purchase common shares were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.
Contingent Consideration
     When the Company enters into agreements in connection with acquisitions that provide for contingent consideration based on certain predefined targets being met, an analysis is made to determine whether the contingent consideration represents an additional purchase price obligation or is deemed to be compensation expense. The accounting treatment if the consideration is determined to be an additional purchase price payment is to increase the value assigned to the net assets acquired. Where the contingent consideration is deemed to be compensation, the expense is reflected as an operating expense in the periods that the service is rendered.
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
Reclassifications
     Certain reclassifications of prior years’ presentations have been made to conform to the 2008 presentation.
Prospective Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. The Company will adopt SFAS 161 on January 1, 2009 and management is currently evaluating the potential impact on the financial statements when implemented.
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
3. LIQUIDITY
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide for working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets in the late summer and fall of 2008 limited the ability of companies such as TLCVision to access the capital markets. The deepening recession in the fourth quarter of 2008 has had a significant impact on the Company’s operations, resulting in a sharp decline in the demand for refractive surgery and financial performance. As a result, the Company’s liquidity became progressively constrained in the fourth quarter of 2008. The Company has incurred losses from continuing operations of $98.3 million and $35.3 million for the years ended December 31, 2008 and 2007, respectively.
     Beginning in early 2008, in response to the deteriorated economic environment the Company implemented a series of initiatives to balance its costs of operation with the new lower level of refractive procedures. The Company continues to implement cost reduction and cash generation initiatives, including reductions in headcount, freezing or reducing salaries and benefits, reductions in discretionary spending including direct to consumer marketing, reductions in overhead costs, lower capital spending, the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes.
     Due to the sharp decline in customer demand during the second half of fiscal 2008, and the resulting decline in sales, the Company’s financial performance deteriorated sharply during the fourth quarter of 2008 resulting in the Company’s inability to be in compliance with its primary financial covenants under its Credit Facility as of December 31, 2008. See Note 14, “Debt,” in the consolidated financial statements for information on the Company’s various debt agreements. Furthermore, in the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to be in compliance with these covenants for the balance of 2009 unless amended. Accordingly, the Company is in active discussions with the lenders to secure both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Facility to avoid a subsequent default. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.
     In light of the existing non-compliance with the financial covenants as of December 31, 2008 and given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 unless amended, borrowings of $82.7 million under the Credit Facility have been recorded as current liabilities as of December 31, 2008. Accordingly, at December 31, 2008, the Company has a working capital deficiency of approximately $99.5 million. Subsequent to December 31, 2008, the Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility raising the total outstanding debt under the Credit Facility to $100.1 million as of February 28, 2009.
     The Company will likely continue to incur operating losses in 2009 and its liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure.
     The Company’s independent registered public accounting firm’s report issued in the December 31, 2008 Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including significant losses, limited access to additional liquidity and compliance with certain financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
4. IMPAIRMENT
     2008 Impairment
     Goodwill and indefinite-lived intangible assets are tested for impairment annually and whenever events or circumstances (such as a significant adverse change in business climate or the decision to sell a business) indicate that more likely than not an impairment may have occurred. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The evaluation of impairment involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. The Company uses a combination of the income and market approaches to determine the current fair value of each of its reporting units. A number of significant assumptions and estimates are involved in the application of the income and market approaches, including forecasted operating cash flows, discount rates, market multiples, etc. The Company considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of intangible assets.
     During 2008, the Company determined that the carrying amounts of goodwill and definite-lived intangible assets within various segments were impaired $79.6 million. Management determined the implied fair value of goodwill associated with the reporting units within these segments by subtracting the estimated fair value of tangible assets and intangible assets subject to amortization associated with each reporting unit from the estimated fair value of each reporting unit. The impairment charges were generally the result of the overall refractive market decline experienced by the Company as well as equity market conditions, which led to an overall decline in fair value of various reporting units of the Company.
     During 2008, the Company recognized a $4.8 million impairment of multiple cost and equity method investments due to the decline in their estimated fair value. The decline in fair values were deemed to be other than temporary based on the investees’ inability to generate or sustain an earnings capacity that would justify the carrying amount of the investment. In addition, the Company recognized a $0.6 million impairment of fixed assets of an ASC given the entities’ inability to generate an earnings capacity that would justify carrying values.
     A summary of impairment charges recorded by reporting segment during the year ended December 31, 2008 follows:

	FISCAL 2008 IMPAIRMENT CHARGES
	Investments and			Definite-Lived
	Other Long-Term Assets	Fixed Assets	Goodwill	Intangible Assets	Total
Refractive Centers	$—	$—	$66,843	$4,658	$71,501
Refractive Access	—	—	4,993	1,500	6,493
Other Doctor Services	2,478	639	1,555	17	4,689
Corporate	2,364	—	—	—	2,364

Total	$4,842	$639	$73,391	$6,175	$85,047

     2007 Impairment
     During the year ended December 31, 2007, the Company completed the divestiture of two ambulatory surgical centers (ASCs), which were part of the Company’s doctor services business. The Company has multiple stand-alone ASCs, each of which were individually acquired. Each stand alone ASC is a business with its own discrete operations, cash flows and financial statements, including separate goodwill balances, if applicable, that were recorded at the time each ASC was acquired.
     In conjunction with the proposed sale of two individual ASCs, management determined during the quarter ended September 30, 2007 an interim impairment analysis on all of the Company’s ASC reporting units was required. The interim impairment analyses resulted in an impairment charge of approximately $12.4 million during the quarter ended September 30, 2007. Management again reviewed the carrying values of the individual ASC reporting units as part of its annual impairment analysis performed during the quarter ended December 31, 2007 and determined an additional impairment charge of $4.6 million was necessary, bringing the total 2007 impairment charge to $17.0 million. Of the total $17.0 million charge, approximately $9.6 million related to impaired goodwill balances of the majority owned ASCs and the remaining $7.4 million related to the Company’s equity method investments in its minority owned ASCs. Approximately $9.3 million of the goodwill impairment charge related to individual ASC reporting units classified as discontinued operations (see Note 2, “Summary of Significant Accounting Policies”).
5. ACQUISITIONS AND DISPOSITIONS
     Acquisitions
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the year ended December 31, 2008 and 2007, the Company made acquisition and equity investments of $8.9 million and $4.8 million, respectively, to acquire or invest in various entities.
     Included in acquisition and equity investments are cash payments during 2008 and 2007 of approximately $6.6 million and $2.8 million, respectively, related to the Company’s 2005 TruVision™ acquisition, which have been included in the purchase price allocation. Of the 2008 and 2007 amounts, approximately $2.0 million and $2.8 million, respectively, relate to cash paid under the contingent earn-out provisions of the acquisition, which are included in the purchase price allocation. The remaining $4.6 million paid during 2008 relates to an amendment to the TruVision™ merger agreement, which removed the contingent earn-out provisions, discussed in further detail below.
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
     Divestitures
     The Company’s strategy includes periodic divestitures of subsidiaries or investments that operate in the refractive, cataract or eye care markets. During the year ended December 31, 2008, the Company received approximately $1.3 million in cash proceeds resulting from various immaterial divestitures. During the year ended December 31, 2007, the Company received approximately $3.6 million in cash proceeds from divestitures. Included in the 2007 figure is approximately $2.0 million in cash proceeds received on the sale of OccuLogix, Inc. stock and $1.6 million in cash proceeds resulting from various other divestitures.

6. RESTRICTED CASH
     As of December 31, 2008, the Company had no restricted cash. The Company had $1.1 million of restricted cash as of December 31, 2007 to guarantee outstanding bank letters of credit for leases and litigation.
7. ACCOUNTS RECEIVABLE
     Accounts receivable, net of allowances, consist of the following:

	DECEMBER 31,
	2008	2007
Refractive centers	$673	$848
Doctor services
Refractive access	2,802	3,631
Mobile cataract	4,427	4,083
Other	2,882	3,315
Eye care
Optometric franchising	5,243	4,312

	16,027	16,189
Other corporate receivables	843	1,887

	$16,870	$18,076

     The Company is exposed to credit risk on accounts receivable from its various customers:
•	Refractive centers accounts receivable are due principally from open-access surgeons who utilize the Company’s facilities and staff on a per-use basis (pursuant to their contractual agreement). While the Company offers consumer financing options for LASIK surgery, the credit risk is borne by the Company’s third-party providers who perform an independent credit evaluation on each potential patient before extending credit.

•	Doctor services accounts receivable are generally due from surgeon and medical facility partners who contract with the Company to use its mobile technology platform.

•	Eye care accounts receivable represent fees due from franchisees pursuant to their franchise agreements.
In order to reduce its credit risk, the Company has adopted credit policies, which include the review of credit limits, and maintains an active collections process. As of December 31, 2008 and 2007, the Company had reserves for doubtful accounts and contractual allowances of $3.5 million and $2.0 million, respectively. The Company does not have a significant exposure to any individual customer.
8. PREPAID EXPENSES, INVENTORY AND OTHER CURRENT ASSETS
     Prepaid expenses, inventory and other current assets consist of the following:

	DECEMBER 31,
	2008	2007
Prepaid expenses	$3,341	$3,758
Inventory	9,371	8,986
Other current assets	1,502	2,138

	$14,214	$14,882

9. INVESTMENTS AND OTHER LONG-TERM ASSETS
     Investments and other assets, net of allowances, consist of the following:

	DECEMBER 31,
	2008	2007
Equity method investments	$4,059	$7,022
Cost method investments	2,010	3,625
Long-term receivables	2,771	4,071
Capitalized debt costs	1,755	1,785
Other	1,099	1,021

	$11,694	$17,524

     During the year ended December 31, 2008, the Company recorded a $4.8 million impairment charge against its investments and other long-term assets due to the decline in estimated fair values. The impairment charge reduced the carrying value of the Company’s equity method investments by $2.5 million and the Company’s cost method investments by $2.3 million. The impairment charge is discussed in further detail in Note 4, “Impairment.”
     Equity method investments as of December 31, 2008 and 2007 primarily include the following:

	INVESTMENT % AT
	DECEMBER 31,
	2008	2007
OccuLogix (dba TearLab Corporation, Inc.)*.	8%	33%
Laser Eye Centers of California	30	30
Liberty Eye Surgery Center LLC	49	49
Rockland Surgery Center, LP **	—	38
Eastern Oregon Regional Surgery Center, LLC	49	49
Summit Ambulatory Surgical Center LLP	24	24
TLC Oklahoma Doctors LLC	25	25
TLC Northwest Ohio LLC	25%	25%

*	Ownership in OccuLogix was diluted to 8% resulting in the Company no longer accounting for the results of OccuLogix under the equity method of accounting as of December 31, 2008.

**	Rockland Surgery Center was divested during the year ended December 31, 2008.
     For the years ended December 31, 2008 and 2007 the Company recognized $0 and $13.4 million of equity losses from OccuLogix. Since December 31, 2007 the Company has suspended use of equity method accounting for OccuLogix as the Company’s equity investment balance in OccuLogix was reduced to $0 due to continual losses incurred by OccuLogix and the Company is not required to provide any additional funding to OccuLogix.
     As of December 31, 2008, the Company owned approximately 8%, or 0.8 million shares, of OccuLogix’s issued and outstanding common stock with a fair market value of $1.5 million based on the December 31, 2008 closing price of OccuLogix’s common stock. During the quarter ended December 31, 2008, OccuLogix completed a recapitalization, which reduced the Company’s ownership percentage in OccuLogix, and effected a 1-for-25 reverse stock split.
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

     For the year ended December 31, 2007, OccuLogix reported the following (as restated):

YEAR ENDED
DECEMBER 31, 2007
Net sales	$92
Gross profit	(2,307)
Net loss from continuing operations	(34,401)
Net loss from discontinued operations	(35,429)
Net loss	$(69,830)
10. GOODWILL
     The Company’s goodwill amount by reporting segment is as follows:

		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
December 31, 2006	53,747	11,195	10,806	14,295	6,105	96,148
Impairment	—	—	—	(9,636)	—	(9,636)
Acquired during the period	8,521	—	338	—	—	8,859
Disposals and other during the period	(193)	—	(93)	(739)	—	(1,025)

December 31, 2007	$62,075	$11,195	$11,051	$3,920	$6,105	$94,346

Impairment	(66,843)	(4,993)	—	(1,555)	—	(73,391)
Acquired during the period	7,729	—	—	—	—	7,729
Disposals and other during the period	(114)	—	—	—	—	(114)

December 31, 2008	$2,847	$6,202	$11,051	$2,365	$6,105	$28,570

     During the years ended December 31, 2008 and 2007, the Company recorded impairment charges of $73.4 million and $9.6 million, respectively, against goodwill. Refer to Note 4, “Impairment,” for additional information regarding these charges.
     2008 and 2007 Acquired Goodwill
     During the years ended December 31, 2008 and 2007, the Company acquired or invested in certain entities resulting in approximately $7.7 million and $8.9 million, respectively, of acquired goodwill. A significant portion of these amounts related to the earn-out of the 2005 acquisition of TruVision™.
11. DEFINITE-LIVED INTANGIBLE ASSETS
     The Company’s definite-lived intangible assets consist of practice management agreements, deferred contract rights, trade names and other intangibles. The Company has no indefinite-lived intangible assets. Amortization expense was $3.2 million, $3.4 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     During year ended December 31, 2008, the Company recorded a $6.2 million impairment loss against definite-lived intangible assets due to the carrying amounts of such assets exceeding their respective fair values, which were estimated by calculating the present value of future cash flows attributable to such assets. Refer to Note 4, “Impairment,” for additional information regarding the impairment loss. During the years ended December 31, 2007 and 2006, no such impairment losses occurred.
     The remaining weighted average amortization period for practice management agreements is 4.5 years, for deferred contract rights is 3.6 years, for trade names is 16.5 years and for other intangibles is 8.0 years as of December 31, 2008.

     Intangible assets subject to amortization consist of the following at December 31:

	2008		2007
	GROSS CARRYING	ACCUMULATED	GROSS CARRYING	ACCUMULATED
	AMOUNT	AMORTIZATION	AMOUNT	AMORTIZATION
Practice management agreements	$25,215	$19,924	$23,015	$18,366
Deferred contract rights	3,870	2,422	11,081	7,740
Trade names	630	110	5,870	797
Other	4,936	1,567	5,500	1,543

Total	$34,651	$24,023	$45,466	$28,446

     The estimated amortization expense for the next five years as of December 31, 2008 is as follows:

2009	$2,349
2010	2,311
2011	1,675
2012	1,385
2013	787
12. FIXED ASSETS
     Fixed assets, including capital leased assets, consist of the following:

	DECEMBER 31,
	2008	2007
Land and buildings	$12,286	$12,285
Computer equipment and software	14,363	14,483
Furniture, fixtures and equipment	7,943	7,587
Laser and medical equipment	93,905	95,360
Leasehold improvements	24,947	24,640
Vehicles and other	5,938	4,701

	159,382	159,056
Less accumulated depreciation	108,868	97,120

Net book value	$50,514	$61,936

     For the years ended December 31, 2008, 2007 and 2006, depreciation expense was $16.4 million, $15.3 million and $12.8 million, respectively. Depreciation expense includes depreciation of assets reported under capital leases.
     During year ended December 31, 2008, the Company recorded a $0.6 million impairment charge against fixed assets. Refer to Note 4, “Impairment,” for additional information regarding the impairment charge. During the years ended December 31, 2007 and 2006, no such impairment charges occurred.
     Certain fixed assets are pledged as collateral for certain long-term debt and capital lease obligations.
13. ACCRUED LIABILITIES
     Accrued liabilities include $3.7 million and $6.6 million of accrued wages and related expenses as of December 31, 2008 and 2007, respectively.
     As of December 31, 2008, accrued liabilities also includes $7.8 million due to the former owners of TruVision as part of the amended merger agreement. Approximately $4.0 million of this liability was paid during January 2009.

14. DEBT
     The Company’s debt consists of:

	DECEMBER 31,
	2008	2007
Senior term loan; weighted average interest rate of 8.76% and 8.16% at December 31, 2008 and 2007, respectively	$76,667	$82,748
Revolving credit facility, weighted average interest rate of 6.60%	6,000	—
Capital lease obligations, payable through 2013, interest at various rates	14,176	17,389
Sale-leaseback debt — interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn $6.7 million and $7.4 million at December 31, 2008 and 2007 respectively)	5,453	6,297
Other	3,285	3,715

	105,581	110,149
Less current portion	89,081	11,732

	$16,500	$98,417

Principal contractual maturities for each of the next five years and thereafter as of December 31, 2008 are provided below:

2009	$13,051
2010	5,910
2011	4,814
2012	3,806
2013	2,451
Thereafter	75,549

Total	$105,581

     Given that the Company is not in compliance with the existing covenants under the Credit Facility all borrowings under the Credit Facility have been recorded as current liabilities in the Company’s consolidated balance sheet at December 31, 2008.
     June 2007 Credit Facility
     During June 2007, the Company entered into a $110.0 million credit facility (“Credit Facility” or “Agreement”). The facility is secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
     Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the Agreement) and sales of assets or borrowings outside of the normal course of business. As of December 31, 2008, $76.7 million was outstanding on this portion of the facility.
     A revolving credit facility, totaling $25.0 million with a five-year term. As of December 31, 2008, $6.0 million was outstanding under this portion of the facility and approximately $18.0 million was unused and available, which is net of outstanding letters of credit totaling approximately $1.0 million.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin, which at December 31, 2008 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is required to make additional principal payments annually on the term loan if excess cash flow (as defined in the Agreement) exists. For the year ended December 31, 2007, it was determined the Company had excess cash flows as defined under the terms of the Credit Facility. As a result, the Company was required to make an additional principal payment of $1.7 million during the quarter ended March 31, 2008. In addition, $3.0 million of optional prepayments were made during the year ended December 31, 2008, which were partially applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being contractually due on June 30, 2009. The Company estimates that no excess cash flows as defined under the terms of the Credit Facility will exist at December 31, 2008.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the

Agreement. During February 2008, the Company reached agreement with its lenders to amend the consolidated fixed charge coverage ratio and leverage ratio covenants associated with the Credit Facility. The ratio covenant changes were effective for the period beginning after September 30, 2007. The amendment also raised the interest rate margin on all of the Company’s debt under the Credit Facility by 2.50% per annum, effective February 2008. The Company accounted for the amendment as a modification of debt. The amendment resulted in the Company incurring various creditor and legal fees of $0.5 million, which were capitalized to the extent allowable during the quarter ended March 31, 2008 and are being amortized through 2013.
     The Company was not in compliance with its financial covenants as of December 31, 2008.
     Principal contractual maturities under the Company’s Credit Facility for each of the next five years and thereafter as of December 31, 2008 are provided below:

2009	$6,637
2010	850
2011	850
2012	850
2013	850
Thereafter	72,630

Total	$82,667

     Given that the Company is not in compliance with the existing covenants under the Credit Facility all borrowings under the Credit Facility have been recorded as current liabilities in the Company’s consolidated balance sheet at December 31, 2008.
     Capital Lease Obligations
     The Company has entered into various capital leases, primarily to purchase equipment. Payments for capital lease obligations for each of the next five years and thereafter as of December 31, 2008 are as follows:

2009	$5,542
2010	4,336
2011	3,243
2012	2,040
2013	770
Thereafter	12

Total	15,943
Less interest portion	1,767

$14,176

     Sale-leaseback Transaction
     During the year ended May 31, 2002, the Company completed a sale-leaseback transaction. Total consideration received for the sale of the building and related land was Cdn$10.1 million, which was comprised of Cdn$8.6 million in cash and a Cdn$1.5 million 8.0% note receivable (“Note”). The Note had a seven-year term with the first of four annual payments of Cdn$0.1 million starting on the third anniversary of the sale and a final payment of Cdn$1.1 million that was received during the year ended December 31, 2008.
     The Company accounted for this transaction in accordance with SFAS No. 98, “Accounting for Leases” (“SFAS 98”). SFAS 98 prohibits sale recognition on a sale-leaseback transaction when the sublease is considered to be other than minor and the Company’s only recourse to any future amounts owing from the other party is other than the leased asset. A sublease is considered to be minor when the present value of the sublease rent is less than 10% of the total fair market value. The Company accounted for the transaction as a financing transaction which requires sale proceeds to be recorded as a liability and for the Note to not be recognized. In addition, since the sale recognition is not accounted for, the carrying value of the asset is not adjusted for and the asset continues to be depreciated over the original depreciation period of 40 years. Lease payments, exclusive of an interest portion, decrease the liability while payments received on the Note increase the liability. As of December 31, 2008 and 2007, the liability outstanding relating to the sale-leaseback transaction was $5.5 million and $6.3 million, respectively.

     Future minimum lease payments under the sale-leaseback transaction over the next five years and thereafter are as follows:

2009	Cdn$	1,050
2010		1,050
2011		1,055
2012		1,110
2013		1,110
Thereafter		3,118

	Cdn$	8,493

15. CAPITAL LEASE AGREEMENT
     In conjunction with a portion of TLCVision’s refractive procedures, the Company utilizes Abbott Medical Optics (formerly Advance Medical Optics) IntraLase femtosecond laser technology to create bladeless corneal flaps. Most lasers were obtained from the manufacturer and accounted for as a capital lease under SFAS No. 13, “Accounting for Leases.” Effective December 18, 2007, the Company amended its Master Capital Lease Agreement with Abbott Medial Optics, which extended the lease payment period and reduced periodic lease payments. Management determined the amended lease agreement still qualifies as a capital lease. Under SFAS No. 13, when both the original lease and the amended agreement are classified as capital leases, the recorded asset and obligation balances are adjusted at the date of the revision, by the difference between the outstanding obligation balance and the present value of the future minimum lease payments. Accordingly, the Company recorded an approximate $1 million reduction to its debt and fixed asset balances during the year ended December 31, 2007.
16. SHARE REPURCHASE
     During June 2007, the Company repurchased and cancelled 20.0 million of its outstanding common shares (representing approximately 30% of total shares outstanding) through a modified “Dutch” auction. The shares were purchased at a price of $5.75 per share with a total cost of $117.6 million (including applicable transaction expenses). This transaction was financed through a combination of cash-on-hand, short-term investments, and the $85 million proceeds under the Company’s Credit Facility described in Note 14, “Debt.”
17. INTEREST RATE SWAP AGREEMENT
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of cash required for interest payments for a majority of the total variable rate debt. Under the agreement entered during August 2007, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 5.0% on notional amounts ranging from $20 million to $42 million over the life of the swap agreement, which matures on April 1, 2010. Under the agreement entered during December 2007, with an effective date of January 2, 2008, the Company receives a floating rate based on the LIBOR interest rate and pays a fixed rate of 3.9% on notional amounts ranging from $20 million to $32 million over the life of the swap agreement, which matures on April 1, 2010.
     As of December 31, 2008 and 2007 the outstanding notional amounts of the interest rate swaps was $59 million and $20 million, respectively, and the Company has recorded liabilities of $1.5 million and $0.8 million, respectively, to recognize the fair value of the interest derivatives. The net offset is recorded in accumulated other comprehensive income, as the instruments have been designated as qualifying cash flow hedges.
     Refer to Note 24, “Fair Value Measurement,” for information regarding the Company’s January 1, 2008 adoption of SFAS 157, “Fair Value Measurements,” and its impact relating to the Company’s interest rate swaps.

18. STOCK-BASED COMPENSATION
     As of December 31, 2008, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date primarily include options that vest immediately and options that vest in equal amounts annually, typically over a four-year period.
     Total stock-based compensation for the years ended December 31, 2008, 2007 and 2006, was $1.4 million, $1.1 million and $1.4 million, respectively. Total stock-based compensation includes expense for TLCVision stock options and its Employee Share Purchase Plan.
     As of December 31, 2008, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

OUTSTANDING				EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
PRICE RANGE	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
(U.S.$)	OPTIONS *	LIFE	PRICE	OPTIONS *	PRICE
$0.20 — $1.88	1,225	6.3 years	$0.55	115	$1.31
$2.44 — $4.83	2,059	5.0 years	3.57	935	3.64
$5.95 — $6.81	773	1.7 years	6.37	502	6.35
$8.19 — $11.64	610	0.9 years	10.42	608	10.42

	4,667	4.2 years	$4.14	2,160	$6.06

*	Values in thousands.
     As of December 31, 2008, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

OUTSTANDING					EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED			WEIGHTED
		REMAINING	AVERAGE			AVERAGE
PRICE RANGE	NUMBER OF	CONTRACTUAL	EXERCISE		NUMBER OF	EXERCISE
(CDN $)	OPTIONS *	LIFE	PRICE		OPTIONS *	PRICE
$0.25 — $1.82	105	5.5 years	Cdn$	0.88	21	Cdn$	1.82
$2.98 — $5.31	138	5.6 years		3.82	47		4.22
$7.51 — $7.95	57	1.6 years		7.59	34		7.64
$11.02 — $15.49	48	0.9 years		12.75	48		12.75

	348	4.3 years	Cdn$	4.79	150	Cdn$	7.41

*	Values in thousands.

     Approximately 0.1 million and 0.5 million options were authorized for issuance but were not granted as of December 31, 2008 and 2007, respectively. A summary of option activity during the last three years follows:

		WEIGHTED		WEIGHTED		AGGREGATE		AGGREGATE
		AVERAGE		AVERAGE		INTRINSIC		INTRINSIC
		EXERCISE PRICE		EXERCISE PRICE		VALUE		VALUE
	OPTIONS *	PER SHARE		PER SHARE		US OPTIONS		CDN OPTIONS
December 31, 2005	3,536	US$	5.53	Cdn$	5.26
Granted	1,902		5.51		6.39
Exercised	(258)		1.91		3.97
Forfeited	(51)		4.92		4.80
Expired	(39)		8.63		11.28

December 31, 2006	5,090	US$	5.66	Cdn$	5.53
Granted	1,366		3.21		2.98
Exercised	(979)		2.41		3.57
Forfeited	(454)		5.52		8.51
Expired	(398)		6.57		4.75

December 31, 2007	4,625	US$	5.43	Cdn$	6.03
Granted	1,227		0.50		0.64
Exercised	(86)		1.86		1.82
Forfeited	(189)		4.50		7.97
Expired	(562)		6.85		9.02

December 31, 2008	5,015	US$	4.14	Cdn$	4.79	US$	0	Cdn$	0

Exercisable at December 31, 2008	2,310	US$	6.06	Cdn$	7.41	US$	0	Cdn$	0

*	Values in thousands.
     The weighted average remaining contractual lives of U.S. and Canadian exercisable options as of December 31, 2008 were 2.4 years and 2.3 years, respectively.
     During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised, defined as the excess fair value of the underlying stock over the exercise price of the options, was approximately $0.1 million, $2.1 million and $0.8 million, respectively.
     The Company granted 1.2 million, 1.4 million and 1.9 million options during the years ended December 31, 2008, 2007 and 2006, respectively. The options granted had a fair value of $0.3 million for the year ended 2008, $2.3 million for the year ended 2007 and $5.2 million for the year ended 2006.
     The fair values of TLCVision‘s options granted were estimated at the date of grant for employee options and at the measurement date for non-employee options using the Black-Scholes option pricing model. The following table shows the Company’s assumptions used to compute stock based compensation expense:

	2008	2007	2006
Weighted-average risk free rate of interest	2.19%	3.57%	4.48%
Expected volatility	64%	56%	60%
Weighted-average expected award life	4.9 years	4.9 years	4.1 years
Dividend yield	0.00%	0.00%	0.00%
     Expected volatility was based on historical volatility on the Company’s common stock, which the Company currently believes is the best indicator available for future volatility. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future due to restrictions contained within the Company’s Credit Facility. The expected life was primarily based on historical exercise patterns of option holders, which the Company believes are representative of future behavior.
     As of December 31, 2008, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $2.9 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires December 2012 for certain options. The weighted-average expense period for non-vested employee awards is 2.5 years.

19. INCOME TAXES
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	DECEMBER 31,
	2008	2007
Deferred tax asset:
Net operating loss carry forwards	$91,156	$93,742
Fixed assets	243	(134)
Intangibles	14,263	9,451
Investments	15,989	18,259
Accruals and other reserves	5,163	4,697
Tax credits	166	357
Other	13,780	513

Total deferred tax asset	140,760	126,885
Valuation allowance	(140,760)	(126,885)

Total deferred tax asset, net of valuation allowance	$—	$—

      The Company determined in both fiscal 2008 and 2007 that sufficient evidence did not exist to support recognition of a deferred tax asset. This determination was based on many factors including the current year loss, the lack of taxable income forecasted in future periods, and other relevant factors.
     As of December 31, 2008, the Company has net operating losses available for carry forward for income tax purposes of approximately $239.0 million, which may be available to reduce taxable income in future years. The U.S. carry forward losses of $205.9 million expire between 2009 and 2028. Canadian carry forward losses of $33.1 million can only be utilized by the source company and expire between 2009 and 2028.
     Of the total valuation allowance, separate amounts of approximately $11.0 million will be recorded directly to equity and as a reduction to goodwill, if and when those portions of the deferred tax assets are realized and the associated valuation allowance is reversed.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of net operating losses (NOLs). Such NOL limitations result upon the occurrence of certain events, including an “ownership change” as defined by Section 382.
     Under Section 382, when an ownership change occurs, the calculation of the annual NOL limitation is affected by several factors, including the number of shares outstanding and the trading price before the ownership change occurred. As a result of recent significant shareholder activity, the Company engaged a tax service provider during 2008 to perform a comprehensive Section 382 study to determine if an ownership change occurred during the current fiscal year. The preliminary conclusion of this study, which was reached during the three months ended June 30, 2008, was that an ownership change occurred in early 2008. Additional analysis is needed to determine the exact impact of the resulting limit on future utilization of the NOLs and the amount that will not be utilizable. The Company currently estimates that up to $67.7 million of NOLs will not be utilizable as a result of the ownership changes; however, this amount is subject to change upon completion of the analysis.
     The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to income before income taxes were as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Income tax (benefit) expense at the Canadian statutory rate of 36.12%	$(35,174)	$(8,142)	$6,289
Change in valuation allowance	23,052	15,098	(6,246)
Expenses not deductible for income tax purposes	12,136	216	224
State taxes	605	691	633
Canadian income tax	269	632	180
IRC Section 382 adjustments	—	—	(3,415)
Deductible interest expense adjustments	—	—	(1,464)
Rate differential on United States operations	(14)	(19)	144

Income tax expense (benefit) from continuing operations	874	8,476	(3,655)
Discontinued operations income tax (benefit) expense	—	—	(753)
Income tax expense (benefit)	$874	$8,476	$(4,408)

     The provision for income taxes from continuing operations is as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Current:
Canada	$269	$632	$180
United States — federal	—	—	129
United States — state	605	691	524
Other	—	(19)	—

	$874	$1,304	$833

Deferred:
United States — federal	$—	$6,899	$(4,165)
United States — state	—	273	(323)

	$—	$7,172	$(4,488)

Income tax expense (benefit) from continuing operations	$874	$8,476	$(3,655)

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
     As a result of implementing FIN 48, the Company recognized a $0.8 million decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. Including the cumulative effect decrease, at the beginning of 2007 the Company had approximately $0.3 million of total gross unrecognized tax benefits, all of which would favorably impact the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008 the Company has accrued $0.2 million in interest and penalties related to unrecognized tax benefits. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not reflect actual outcomes.
      The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1997 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.

20. OTHER (INCOME) EXPENSES, NET
     Other (income) expenses, net include the following operating items:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Other (income) expense:
(Gain) loss on sales and disposals of fixed assets	$(269)	$(11)	$140
Adjustments to the fair values of long-lived assets and liabilities	—	—	294
Center closing costs	—	1,352	234
(Gain) loss on sales of subsidiaries	(139)	233	—
Gain on sales and issuances of subsidiary stock	—	—	(349)
Reimbursements from previous research and development arrangements	—	—	(300)
Severance accruals for employees under terms of employment contracts	—	1,268	229
OccuLogix severance accruals	—	—	820
Miscellaneous expense (income)	69	(89)	(194)

	$(339)	$2,753	$874

21. (LOSS) EARNINGS PER SHARE
     Basic loss per share was $1.95 and $0.74 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2006 basic earnings per share were $0.17. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.
     Below is a reconciliation of basic and diluted per share detail to net loss and income:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Net (loss) income from continuing operations	$(98,254)	$(35,300)	$13,680
Net (loss) income from continuing operations	—	(8,214)	(2,161)

Net (loss) income	$(98,254)	$(43,514)	$11,519

Weighted-average shares outstanding — basic	50,319	59,139	68,907
Stock options *	—	—	673
Weighted-average shares outstanding — diluted	50,319	59,139	69,580

(Loss) earnings per share from continuing operations	$(1.95)	$(0.60)	$0.20
(Loss) earnings per share from continuing operations, diluted	$(1.95)	$(0.60)	$0.20
(Loss) earnings per share	$(1.95)	$(0.74)	$0.17
(Loss) earnings per share, diluted *	$(1.95)	$(0.74)	$0.17

*	The effects of including the incremental shares associated with options and warrants are anti-dilutive for years ended December 31, 2008 and 2007 and are not included in weighted-average shares outstanding-diluted. The total weighted-average number of options with exercise prices less than the average closing price of the Company’s common stock was 0.2 million for the year ended December 31, 2008.

22. COMMITMENTS AND CONTINGENCIES
Commitments
     The Company leases certain center facilities under operating leases with terms generally of five to ten years. Certain leases contain rent escalation clauses and rent-free periods that are charged to rent expense on a straight-line basis. The leases usually contain renewal clauses at the Company’s option at fair market value. For the years ended December 31, 2008, 2007 and 2006 total rent expense, including minimum and contingent payments, was $9.2 million, $10.0 million and $9.1 million, respectively. As of December 31, 2008, the Company has commitments relating to non-cancellable operating leases for rental of office space and equipment, which require future minimum payments aggregating approximately $28.7 million. Future minimum payments over the next five years and thereafter are as follows:

2009	$7,810
2010	6,731
2011	5,059
2012	3,712
2013	2,069
Thereafter	3,323

$28,704

     As of December 31, 2008, the Company had commitments related to long-term marketing contracts which require payments totaling $8.8 million through 2011. Future minimum payments over the next three years are as follows

2009	2,750
2010	3,000
2011	3,000

$8,750

     The Company’s wholly owned subsidiary, Sightpath Medical (formerly MSS, Inc.), is the U.S. distributor of the Foresee PHPTM, a diagnostic piece of equipment utilized by optometrists and ophthalmologists for the early detection of wet age-related macular degeneration. Sightpath Medical has an inventory purchase commitment related to the Foresee PHPTM totaling $12.6 million during 2009.
Legal Contingencies
     The Company is subject to other various claims and legal actions in the ordinary course of its business, which may or may not be covered by insurance. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies. While the ultimate results of such matters cannot be predicted with certainty, the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position or results of operations.
     There have been no material changes in legal proceedings other than reported in the Company’s June 30, 2008 Form 10-Q from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Regulatory Tax Contingencies
     TLCVision operates in 48 states and two Canadian provinces and is subject to various federal, state and local income, payroll, unemployment, property, franchise, capital, sales and use tax on its operations, payroll, assets and services. TLCVision endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors who assist in the process. Many states and other taxing authorities have been interpreting laws and regulations more aggressively to the detriment of taxpayers such as TLCVision and its customers. TLCVision believes that it has adequate provisions and accruals in its financial statements for such liabilities, although it cannot predict the outcome of future tax assessments.
23. SEGMENT INFORMATION
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
•	Refractive Centers: The refractive centers business provides a significant portion of the Company’s revenue and is in the business of providing corrective laser surgery (principally LASIK) in fixed sites typically branded under the TLC name.

•	Doctor Services: The doctor services business provides a variety of services and products directly to doctors and the facilities in which they perform surgery. It consists of the following segments:
•	Mobile Cataract: The mobile cataract segment provides technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery as well as treatment of other eye diseases.

•	Refractive Access: The refractive access segment assists surgeons in providing corrective laser surgery in their own practice location by providing refractive technology, technicians, service and practice development support at the surgeon’s office.

•	Other: The Company has ownership interests in businesses that manage surgical and secondary care centers. None of these businesses meets the quantitative criteria to be disclosed separately as a reportable segment and they are included in “Other” for segment disclosure purposes.
•	Eye Care: The eye care business consists of two business segments:
•	Optometric Franchising: The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States and Canada.

•	Age-Related Macular Degeneration (“AMD”): The AMD segment includes the Company’s ownership interest in OccuLogix, which is a health care company currently focused on ophthalmic devices for the diagnosis and treatment of age-related eye diseases. During the three months ended December 31, 2008, the Company’s ownership level in OccuLogix was diluted to a level below 20%, resulting in the Company no longer accounting for the results of OccuLogix under the equity method of accounting on a prospective basis.
     During 2007, the Company completed the divestiture of two ambulatory surgical centers, which were part of the Company’s doctor services business. The results for these divested components are accounted for as discontinued operations in the consolidated financial statements for years ended December 31, 2007 and 2006.
     Corporate depreciation and amortization of $2.3 million, $2.4 million, and $2.6 million for 2008, 2007 and 2006, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.
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

     The Company’s reportable segments are as follows:

		DOCTOR SERVICES			EYE CARE
YEAR ENDED DECEMBER 31, 2008	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$151,442	$29,176	$40,916	$25,523	$28,611	$—	$275,668
Cost of revenues (excluding amortization)	110,824	23,623	30,294	17,187	13,010	—	194,938

Gross profit	40,618	5,553	10,622	8,336	15,601	—	80,730

Segment expenses:
Marketing and sales	31,235	140	6,533	484	4,333	—	42,725
G&A, amortization and other	7,765	(299)	3,931	1,591	51	—	13,039
Impairment *	73,865	6,493	—	4,689	—	—	85,047
Minority interests	912	56	—	3,383	5,179	—	9,530
Earnings from equity investments	1,820	—	—	(1,260)	—	—	560

Segment (loss) profit	$(74,979)	$(837)	$158	$(551)	$6,038	$—	$(70,171)

Corporate operating expenses							(17,871)
Interest expense, net							(9,338)
Income tax expense							(874)

Net loss							(98,254)

Depreciation and amortization	$12,423	$2,939	$2,742	$1,516	$50	$—	$19,670

Total assets	$74,892	$16,910	$25,531	$4,555	$15,094	$—	$136,982

*	Note: Refractive Centers impairment charge of $73.9 million includes approximately $2.3 million of allocated corporate related impairment charges.

		DOCTOR SERVICES			EYE CARE
YEAR ENDED DECEMBER 31, 2007	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$175,206	$35,535	$37,556	$23,606	$26,511	$—	$298,414
Cost of revenues (excluding amortization)	127,024	28,020	26,889	15,152	11,999	—	209,084

Gross profit	48,182	7,515	10,667	8,454	14,512	—	89,330

Segment expenses:
Gain on sale of OccuLogix stock	—	—	—	—	—	(899)	(899)
Marketing and sales	32,543	1,372	4,252	470	4,342	—	42,979
G&A, amortization and other	11,587	64	4,182	2,198	167	—	18,198
Impairment goodwill and other assets	—	—	—	7,659	—	—	7,659
Minority interests	1,270	133	—	2,981	4,537	—	8,921
(Earnings) losses from equity investments	86	—	—	(1,115)	—	13,396	12,367

Segment profit (loss)	$2,696	$5,946	$2,233	$(3,739)	$5,466	$(12,497)	$105

Corporate operating expenses							(22,772)
Interest expense, net							(4,157)
Income tax expense							(8,476)

Net loss from continuing operations							(35,300)
Net loss from discontinued operations**							(8,214)

Net loss							(43,514)

Depreciation and amortization from continuing operations	$11,930	$2,486	$2,863	$1,425	$58	$—	$18,762
Depreciation and amortization from discontinued operations							97

Depreciation and amortization							$18,859

Total assets	$159,912	$27,979	$26,154	$8,750	$15,015	$—	$237,810

**	Note: Net loss from discontinued operations for the year ended December 31, 2007 includes a goodwill impairment charge of $9.3 million and relates to the “Other” segment.

		DOCTOR SERVICES			EYE CARE
YEAR ENDED DECEMBER 31, 2006	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	AMD	TOTAL
Revenues	$162,015	$36,685	$35,058	$21,235	$22,860	$—	$277,853
Cost of revenues (excluding amortization)	114,981	27,543	24,631	14,390	9,733	1,659	192,937

Gross profit	47,034	9,142	10,427	6,845	13,127	(1,659)	84,916

Segment expenses:
Gain on sale of OccuLogix stock	—	—	—	—	—	(1,450)	(1,450)
Marketing and sales	19,639	413	3,012	437	4,121	169	27,791
G&A, amortization and other	11,621	265	4,034	1,773	150	4,083	21,926
Minority interests	2,144	284	—	2,720	4,080	(2,715)	6,513
(Earnings) losses from equity investments	(1,356)	—	—	(1,817)	—	5,809	2,636

Segment profit (loss)	$14,986	$8,180	$3,381	$3,732	$4,776	$(7,555)	$27,500

Corporate operating expenses							(18,350)
Interest income, net							875
Income tax benefit							3,655

Net income from continuing operations							13,680
Net loss from discontinued operations ***							(2,161)

Net income							11,519

Depreciation and amortization from continuing operations	$10,017	$2,146	$2,683	$1,337	$58	$34	$16,275
Depreciation and amortization from discontinued operations							117

Depreciation and amortization							$16,392

Total assets	$189,125	$29,510	$23,806	$24,078	$13,421	$14,362	$294,302

***	Note: Net loss from discontinued operations for the year ended December 31, 2006 includes a goodwill impairment charge of $4.1 million and relates to the “other” segment.
     The Company’s geographic segments are as follows:

YEAR ENDED DECEMBER 31, 2008	CANADA	UNITED STATES	TOTAL
Revenues from continuing operations	$15,199	$260,469	$275,668

Total fixed assets and intangibles	$6,510	$83,202	$89,712

YEAR ENDED DECEMBER 31, 2007	CANADA	UNITED STATES	TOTAL
Revenues from continuing operations	$16,608	$281,806	$298,414

Total fixed assets and intangibles	$8,445	$164,857	$173,302

YEAR ENDED DECEMBER 31, 2006	CANADA	UNITED STATES	TOTAL
Revenues from continuing operations	$14,395	$263,458	$277,853

Total fixed assets and intangibles	$7,938	$165,601	$173,539

24. FAIR VALUE MEASUREMENTS
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
     Cash and cash equivalents of $4.5 million at December 31, 2008 are primarily comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on unadjusted quoted prices in active markets for identical assets (Level 1).
     The Company accounts for its interest rate swaps at fair value and at December 31, 2008 and 2007 had liabilities (amounts due to counterparties) of $1.5 million and $0.8 million, respectively, which were reported on the balance sheet as other long-term liabilities. The interest rate swaps are valued using inputs obtained in quoted public markets (Level 2).
     The Company also uses fair value measurements when it periodically evaluates the recoverability of goodwill and other intangible assets, and when preparing annual fair value disclosures regarding the company’s long-term debt portfolio.
25. FINANCIAL INSTRUMENTS
     As of December 31, 2008, the carrying value and approximate fair value of the Company’s debt, excluding capital lease obligations, was $91.4 million and $89.0 million, respectively. As of December 31, 2007, the carrying value and approximate fair value of the Company’s long-term debt, excluding capital lease obligations, was $92.8 million and $91.6 million, respectively. The fair value of the Company’s long-term debt was estimated by discounting the amount of future cash flows associated with the respective debt instruments using the Company’s current incremental rate of borrowing for similar debt instruments. The calculation of fair value assumes no acceleration of payments that may be required under default provisions included in the Company’s Credit Facility.
     The carrying value of the Company’s cost method investments was $2.0 million and $3.6 million as of December 31, 2008 and 2007. During the year ended December 31, 2008, the Company recorded impairment charges of $2.3 million to reduce the carrying value of its cost method investments to better reflected estimated market values.
26. SUPPLEMENTAL CASH FLOW INFORMATION
     Significant non-cash transactions:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Capital lease obligations relating to equipment purchases	$3,110	$8,513	$11,129
Option and warrant reduction	92	969	55
Retirement of treasury stock	—	117,569	—
Other comprehensive loss on interest rate swap	761	784	—
     Cash paid for the following:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Interest	$9,406	$4,771	$1,453

Income taxes	$1,246	$1,143	$1,814

27. RELATED PARTY TRANSACTIONS
     The Company has an agreement with Minnesota Eye Consultants to provide refractive access services. Dr. Richard Lindstrom, a director of TLCVision, is founder, partner and attending surgeon of Minnesota Eye Consultants. The Company received revenue of $0.8 million, $1.0 million and $0.8 million as a result of the agreement for the years ended December 31, 2008, 2007 and 2006, respectively. Dr. Lindstrom also receives annual compensation from the Company in his capacity as medical director of TLCVision and as a consultant to Sightpath Medical.
     As of December 31, 2008, the Company owned approximately 8% of OccuLogix. One of the Company’s current Board members (Dr. Lindstrom) is also a Board member of OccuLogix. Further, Mr. Davidson, who resigned from the Company’s Board in January 2008, was also a Board member of OccuLogix. In addition, Mr. Vamvakas, who served on the Board of TLCVision until June 2007, and was formerly the Chairman and CEO for the Company, is currently the Chairman and formerly the CEO of OccuLogix.
28. DEFINED CONTRIBUTION AND EMPLOYEE STOCK PURCHASE PLANS
     Defined Contribution Plan (401k)
     The Company sponsors a defined contribution plan, which extends participation eligibility to substantially all U.S. employees. The Company matches 25% of participants’ before-tax contributions up to 8% of eligible compensation. Prior to the third quarter of 2006, this match was provided in the form of Company stock. Beginning in the third quarter of 2006, the match is provided in the form of cash. Amounts charged to expense during the years ended December 31, 2008, 2007 and 2006 were $0.5 million, $0.5 million and $0.6 million, respectively, under the defined contribution plan.
     Employee Stock Purchase Plan
     Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 10% of their annual compensation to purchase common shares of the Company stock. The purchase price of the shares is equal to 85% of the closing price of TLCVision on the first day or the last day of each quarterly offering period, whichever is less.
     For the years ended December 31, 2008 and 2007, there were approximately 180,000 and 70,000 shares issued under the Employee Stock Purchase and 401k Plans.
29. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations:

	THREE MONTHS	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED JUNE 30,	ENDED SEPTEMBER 30,	ENDED DECEMBER 31,
	2008 (1)	2008 (2)	2008(3)	2008(4)
Revenues	$90,355	$74,097	$57,534	$53,682
Gross profit	32,035	21,317	16,075	11,303
Net income (loss) from continuing operations	6,072	(2,200)	(6,711)	(95,415)
Net income (loss)	6,072	(2,200)	(6,711)	(95,415)
Income (loss) per share from continuing operations	0.12	(0.04)	(0.13)	(1.89)
Income (loss) per share from continuing operations, diluted	0.12	(0.04)	(0.13)	(1.89)
Income (loss) per share	0.12	(0.04)	(0.13)	(1.89)
Income (loss) per share, diluted	0.12	(0.04)	(0.13)	(1.89)

	THREE MONTHS	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED JUNE 30,	ENDED SEPTEMBER 30,	ENDED DECEMBER 31,
	2007 (5)	2007 (6)	2007(7)	2007(8)
Revenues	$82,346	$80,081	$69,693	$66,294
Gross profit	27,834	25,758	18,833	16,905
Net income (loss) from continuing operations	3,283	530	(13,603)	(25,510)
Net income (loss)	3,478	876	(22,584)	(25,284)
Income (loss) per share from continuing operations	0.05	0.01	(0.27)	(0.51)
Income (loss) per share from continuing operations, diluted	0.05	0.01	(0.27)	(0.51)
Income (loss) per share	0.05	0.01	(0.45)	(0.51)
Income (loss) per share, diluted	0.05	0.01	(0.45)	(0.51)

(1)	In the three months ended March 31, 2008, net income includes a $0.1 million gain on the sale of subsidiaries.
(2)	In the three months ended June 30, 2008, net loss includes a $0.2 million gain on the sale and disposal of fixed assets.
(3)	In the three months ended September 30, 2008, net loss includes:
(a)	a $1.5 million impairment charge to goodwill and other long-term assets; and

(b)	a $0.1 million gain on the sale and disposal of fixed assets.
(4)	In the three months ended December 31, 2008, net loss includes an $83.5 million impairment to goodwill, definite-lived intangible assets, fixed assets and other long-term assets.

(5)	In the three months ended March 31, 2007, net income includes severance charges totaling $0.4 million.

(6)	In the three months ended June 30, 2007, net income includes a $0.9 million gain on sale of OccuLogix common stock.
(7)	In the three months ended September 30, 2007, net loss includes:
(a)	a $12.4 million impairment charge to goodwill and other;

(b)	$0.2 million related to center closing costs; and

(c)	$0.2 million in loss on the sale of subsidiaries.
(8)	In the three months ended December 31, 2007, net loss includes:
(a)	a $4.5 million impairment to the Company’s investments in the stand-alone ASC’s;

(b)	severance charges totaling $0.7 million; and

(c)	$1.0 million related to center closing costs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
     There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
     The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting is included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of TLC Vision Corporation
We have audited TLC Vision Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TLC Vision Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, TLC Vision Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TLC Vision Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding TLC Vision Corporation’s ability to continue as a going concern.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 31, 2009

ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE
     The information required by Item 401 of Regulation S-K regarding directors is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008. Information regarding executive officers is included under “Executive Officers of the Registrant” in Part I, Item 4A of this Report and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008.
     Formal, written policies and procedures have been adopted, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.tlcv.com, and a copy will be mailed upon request to Investor Relations, TLC Vision Corporation, 16305 Swingley Ridge Rd., Ste. 300, Chesterfield, MO 63017.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER          MATTERS
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of December 31, 2008, regarding compensation plans under which equity securities of TLCVision are authorized for issuance (shares in thousands).

Number of securities
remaining available for
	Number of securities	Weighted-average		future issuances under
	to be issued upon	exercise price of		equity compensation
	exercise of	outstanding		plans (excluding
	outstanding options,	options, warrants		securities reflected in
Plan category	warrants and rights	and rights		column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	5,015	$4.14	(1)	61
Equity compensation plans not approved by security holders	—	—		—

Total	5,015	$4.14	(1)	61

(1)	Represents the weighted-average exercise price of outstanding options, warrants and rights denominated in U.S. dollars. The weighted-average exercise price of outstanding options, warrants and rights denominated in Canadian dollars was Cdn$4.79.
See Note 18, “Stock-Based Compensation,” to the audited consolidated financial statements for more information regarding the material features of the Company’s outstanding options, warrants and rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of the report:
(1)	Financial statements:
Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations – Years Ended December 31, 2008, 2007 and 2006.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2008, 2007 and 2006.

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
March 31, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATED

/s/ JAMES C WACHTMAN	Chief Executive Officer and Director	March 31, 2009
James C. Wachtman

/s/ STEVEN P. RASCHE Steven P. Rasche	Chief Financial Officer	March 31, 2009

/s/ WARREN S. RUSTAND Warren S. Rustand	Chairman of the Board of Directors and Director	March 31, 2009

/s/ RICHARD L. LINDSTROM, M.D. Richard L. Lindstrom, M.D.	Director	March 31, 2009

/s/ TOBY S. WILT Toby S. Wilt	Director	March 31, 2009

/s/ MICHAEL D. DEPAOLIS, O.D. Michael D. DePaolis, O.D.	Director	March 31, 2009

/s/ JAY T. HOLMES Jay T. Holmes	Director	March 31, 2009

/s/ OLDEN C. LEE Olden C. Lee	Director	March 31, 2009

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(all values in thousands)

	BALANCE AT			DEDUCTIONS-	BALANCE AT
	BEGINNING			UNCOLLECTABLE	END
	OF PERIOD	PROVISION	OTHER	AMOUNTS	OF PERIOD
2006
Provision for contractual allowances and doubtful accounts receivable	$4,229	$(339)	$(1,048)	$(471)	$2,371
Provision against investments and other assets	2,314	—	—	—	2,314
Deferred tax asset valuation allowance	75,607	(5,875)	40,267	—	109,999

2007
Provision for contractual allowances and doubtful accounts receivable	$2,371	$(9)	$(18)	$(379)	$1,965
Provision against investments and other assets	2,314	—	—	—	2,314
Deferred tax asset valuation allowance	109,999	7,926	8,960	—	126,885

2008
Provision for contractual allowances and doubtful accounts receivable	$1,965	$1,709	$(29)	$(128)	$3,517
Provision against investments and other assets	2,314	—	—	—	2,314
Deferred tax asset valuation allowance	126,885	23,037	(9,174)	—	140,748
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
During 2007, the increase of the deferred tax asset valuation allowance was primarily a result of additional valuation allowances related to net operating loss carry forwards and a deferred tax asset write-down of $7.2 million.
During 2008, increases of the deferred tax asset valuation allowance were primarily a result of additional valuation allowances related to net operating loss carry forwards. Decreases to the deferred tax asset valuation allowance were primarily due to the expiration and elimination of Canadian and United Kingdom net operating losses and foreign exchange.

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

10.3*	Employment Agreement with James C. Wachtman dated May 15, 2002 (incorporated by reference to Exhibit 10.13 to the Company’s 10-K for the year ended May 31, 2002)

10.4*	Employment Agreement with Steve Rasche dated July 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s 10-K for the year ended December 31, 2004)

10.5*	Employment Agreement with Brian Andrew dated December 31, 2004 (incorporated by reference to Exhibit 10.18 to the Company’s 10-K for the year ended December 31, 2004)

10.6
Agreement and Plan of Merger By and Among TruVision, Inc. and TLC Wildcard Corp. and TLC Vision Corporation and TLC Vision (USA) Corporation and Lindsay T. Atwood dated as of October 27, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s 10-Q for the three and nine months ended September 30, 2005)

10.7
Amended and Restated Credit Agreement By and Among TLC Vision Corporation, TLC Vision (USA) Corporation, CIT Capital Securities, LLC, CIT Healthcare, LLC and Lenders dated as of June 21, 2007 (incorporated by reference to Exhibit 12.(B) to the Company’s Schedule TO-I/A filed June 22, 2007)

10.8	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 21, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K for the year ended December 31, 2007)

10.9
Amended and Restated Master Capital Lease Agreement with Advanced Medical Optics (“IntraLase Corp”), portions of which omitted pursuant to a request for confidential treatment filed separately with the Commission, dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the three and nine months ended September 30, 2008)

10.10*	Consulting Agreement with Richard L. Lindstrom, M.D. dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for the three and nine months ended September 30, 2008)

21	List of the Company’s Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

EXHIBIT
NO.	DESCRIPTION

32.1	CEO’s Certification of periodic financial report pursuant to Section 906 of the

32.2	Sarbanes-Oxley Act of 2002, U.S.C. Section 1350 CFO’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

*	Management contract or compensatory plan arrangement.