Form 10-Q
period 2009-03-31
TLC VISION CORP
filed 2009-05-15
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
COMMISSION FILE NUMBER: 0-29302
TLC VISION CORPORATION
(Exact name of registrant as specified in its charter)

NEW BRUNSWICK, CANADA	980151150
(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5280 SOLAR DRIVE, SUITE 300
MISSISSAUGA, ONTARIO	L4W 5M8
(Address of principal executive offices)	(Zip Code)
     Registrant’s telephone number, including area code: (905) 602-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes      ☑ No
     As of May 8, 2009 there were 50,565,219 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Revenues:
Refractive centers	$36,000	$58,967
Doctor services	23,556	25,063
Eye care	9,866	6,325

Total revenues	69,422	90,355

Cost of revenues (excluding amortization expense shown below):
Refractive centers	26,035	37,357
Doctor services	18,334	18,141
Eye care	4,772	2,822

Total cost of revenues (excluding amortization expense shown below)	49,141	58,320

Gross profit	20,281	32,035

General and administrative	5,936	8,367
Marketing and sales	6,828	11,651
Amortization of intangibles	583	830
Other expense (income), net	2,518	(197)

	15,865	20,651

Operating income	4,416	11,384

Interest income	134	210
Interest expense	(3,101)	(2,476)
Earnings from equity investments	350	217

Income before income taxes	1,799	9,335
Income tax expense	(210)	(447)

Net income	1,589	8,888
Less: Net income attributable to noncontrolling interest	2,913	2,816

Net (loss) income attributable to TLC Vision Corporation	$(1,324)	$6,072

Net (loss) income per share attributable to TLC Vision Corporation:
Basic	$(0.03)	$0.12

Diluted	$(0.03)	$0.12

Weighted average number of common shares outstanding:
Basic	50,518	50,239
Diluted	50,518	50,282
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$18,534	$4,492
Accounts receivable, net	18,474	16,870
Prepaid expenses, inventory and other	13,310	14,214

Total current assets	50,318	35,576

Restricted cash	876	—
Investments and other assets, net	11,469	11,694
Goodwill	28,570	28,570
Other intangible assets, net	9,900	10,628
Fixed assets, net	48,784	50,514

Total assets	$149,917	$136,982

LIABILITIES
Current liabilities:
Accounts payable	$19,272	$17,897
Accrued liabilities	22,779	28,076
Current maturities of long-term debt (including $76.7 million of term debt at March 31, 2009 and $82.7 million in default at December 31, 2008)	106,997	89,081

Total current liabilities	149,048	135,054

Long term-debt, less current maturities	16,239	16,500
Other long-term liabilities	5,000	5,444

Total liabilities	170,287	156,998

STOCKHOLDERS’ DEFICIT
TLC Vision Corporation stockholders’ deficit:
Common stock, no par value; unlimited number authorized	339,342	339,112
Option and warrant equity	745	745
Accumulated other comprehensive loss	(1,337)	(1,545)
Accumulated deficit	(374,982)	(373,658)

Total TLC Vision Corporation stockholders’ deficit	(36,232)	(35,346)
Noncontrolling interest	15,862	15,330

Total stockholders’ deficit	(20,370)	(20,016)

Total liabilities and stockholders’ deficit	$149,917	$136,982

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income attributable to TLC Vision Corporation	$(1,324)	$6,072
Adjustments to reconcile net (loss) income attributable to TLC Vision Corporation to net cash from operating activities:
Depreciation and amortization	4,012	4,895
Noncontrolling interest	2,913	2,816
Earnings from equity investments	(350)	(217)
Gain on sales and disposals of fixed assets	(164)	(69)
Gain on sales of businesses	—	(145)
Non-cash compensation expense	208	357
Other	384	251
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(1,604)	(3,309)
Prepaid expenses, inventory and other current assets	777	479
Accounts payable and accrued liabilities	423	11,676

Cash provided by operating activities	5,275	22,806

INVESTING ACTIVITIES
Purchases of fixed assets	(417)	(851)
Proceeds from sales of fixed assets	189	165
Distributions and loan payments received from equity investments	657	601
Acquisitions and equity investments	(4,588)	(2,984)
Divestitures of business	—	1,179
Other	37	29

Cash used in investing activities	(4,122)	(1,861)

FINANCING ACTIVITIES
Restricted cash movement	(876)	(14)
Principal payments of debt financing and capital leases	(1,770)	(13,199)
Proceeds from debt financing	17,971	5,384
Capitalized debt costs	(78)	(534)
Distributions to noncontrolling interests	(2,381)	(2,746)
Proceeds from issuances of common stock	23	231

Cash provided by (used in) financing activities	12,889	(10,878)

Net increase in cash and cash equivalents during the period	14,042	10,067
Cash and cash equivalents, beginning of period	4,492	12,925

Cash and cash equivalents, end of period	$18,534	$22,992

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 filed by TLC Vision Corporation (“Company” or “TLCVision”) with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. The consolidated financial statements as of December 31, 2008 and unaudited interim consolidated financial statements for the three months ended March 31, 2009 and 2008 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
     The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 73 centers that provide corrective laser surgery, of which 65 are majority owned and 8 centers are minority-owned. In its doctor services businesses, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company provides franchise opportunities to independent optometrists under its Vision Source® brand.
     Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. As required by this Standard, the presentation of noncontrolling interests, previously referred to as minority interest, has been changed on the Consolidated Balance Sheets to be reflected as a component of total stockholders’ deficit and on the Consolidated Statements of Operations to be a specific allocation of net income (loss). Amounts reported or included in prior periods remain unchanged, but have been revised to conform with the current period presentation. Income (losses) per share continue to be based on income (losses) attributable to TLC Vision Corporation.
     Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations. This standard significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:
•	Acquired in-process research and development (“IPR&D”) is accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D was previously expensed at the time of the acquisition.

•	Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price.

•	Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•	Transaction costs are expensed. These costs were previously treated as costs of the acquisition.
     The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial statements.
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of FAS 141(R)-1 did not have a material impact on the Company’s financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133, (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. The Company adopted SFAS 161 on January 1, 2009 and has prospectively adjusted its financial statements. The Company’s adoption of SFAS 161 did not have a material impact on the financial statements.
2. LIQUIDITY
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide for working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets during 2008 limited the ability of companies such as TLCVision to access the capital markets. The economic recession in the United States continues to significantly impact the Company’s operations, resulting in a sharp decline in the demand for refractive surgery and financial performance. The Company incurred losses attributable to TLC Vision Corporation of $1.3 million for the three months ended March 31, 2009 compared to earnings of $6.1 million for the three months ended March 31, 2008. As a result, the Company’s liquidity continued to be significantly constrained during the first quarter of 2009.
     Beginning in early 2008, in response to the deteriorating economic environment, the Company implemented a series of initiatives to balance its costs of operation with the new lower level of refractive procedures. The Company continues to evaluate and implement cost reduction and cash generation initiatives, including reductions in headcount, salaries and benefits, discretionary spending including direct to consumer marketing, overhead costs, capital spending, supplemented by the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes. During the three months ended March 31, 2009, the Company closed one majority owned refractive center.
     Due to the sharp decline in customer demand during the second half of fiscal 2008 and the first quarter of 2009, and the resulting decline in sales, the Company’s financial performance deteriorated sharply resulting in the Company’s inability to comply with its primary financial covenants under its Credit Facility as of December 31, 2008 and March 31, 2009.

     On April 3, 2009 the Company obtained the Limited Waiver and Amendment No. 2 to the Credit Facility from its lenders, which provided a short-term financial debt covenant compliance waiver to cure the existing defaults, as well as further amendments to the Credit Facility. The Limited Waiver to the Credit Facility provides financial debt covenant relief effective March 31, 2009 through May 31, 2009. The Limited Waiver was amended as of April 30, 2009 to extend the time for certain deliverables, including to May 18, 2009 for a detailed operational and financial restructuring plan. See Note 7, Debt, for additional information.
     In the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to comply with the existing covenants for the balance of 2009 unless amended. Accordingly, the Company continues to pursue active discussions with the lenders to modify the Company’s capital structure and to secure further amendments to the Credit Facility to avoid a subsequent default. There can be no assurances that the lenders will grant such restructuring, waivers or amendments on commercially reasonable terms, if at all.
     Given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 beyond the current waiver period unless amended, borrowings of $100.1 million and $82.7 million under the Credit Facility have been recorded as current liabilities as of March 31, 2009 and December 31, 2008, respectively. Accordingly, at March 31, 2009 and December 31, 2008, the Company has working capital deficiencies of approximately $98.7 million and $99.5 million, respectively. The Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility during the three months ended March 31, 2009, which reduced the open availability under the Credit Facility to approximately $0.6 million at March 31, 2009.
     The Company will likely continue to incur operating losses in 2009, and its liquidity will likely remain constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure.
     The Company’s independent registered public accounting firm’s report issued in the December 31, 2008 Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including significant losses, limited access to additional liquidity and compliance with certain financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
3. ACQUISITIONS AND INVESTMENTS
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the three months ended March 31, 2009 and 2008, the Company made investments of $4.6 million and $3.0 million, respectively, to acquire or invest in multiple entities, none of which was individually material. Included in acquisition and equity investments are cash payments during 2009 and 2008 of approximately $4.0 million and $2.0 million, respectively, related to the Company’s 2005 TruVision™ acquisition, which were included in the purchase price allocation.
4. RESTRICTED CASH
     As of March 31, 2009, the Company had $0.9 million of restricted cash to guarantee outstanding bank letters of credit for leases. As of December 31, 2008, the Company had no restricted cash.
5. ACCRUED LIABILITIES
     As of March 31, 2009, accrued liabilities include $3.9 million due to the former owners of TruVision™ as part of the amended 2005 merger agreement. The Company paid $4.0 million during January 2009 to the former owners of TruVision™, which is further discussed in Note 3.

6. DEFERRED REVENUES
     The Company offers an extended lifetime warranty, i.e. the TLC Lifetime Commitment, at a separately priced fee to customers selecting a certain lower base priced surgical procedure. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of retreatment volume, which are based on historical warranty claim activity. The Company’s deferred revenue balance was $0.9 million and $1.1 million at March 31, 2009 and December 31, 2008, respectively.
7. DEBT
     Debt consists of:

	MARCH 31,	DECEMBER 31,
	2009	2008
Senior term loan; weighted average interest rate of 6.48% and 8.76% at March 31, 2009 and December 31, 2008, respectively	$76,667	$76,667

Revolving credit facility, weighted average interest rate of 7.25% and 6.60% at March 31, 2009 and December 31, 2008, respectively	23,400	6,000

Capital lease obligations, payable through 2013, interest at various rates	14,239	14,176

Sale-leaseback debt — interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn $6.5 and Cdn $6.7 million at March 31, 2009 and December 31, 2008, respectively)	5,226	5,453

Other	3,704	3,285

	123,236	105,581

Less current portion	106,997	89,081

	$16,239	$16,500

     The Company obtained a $110.0 million credit facility (“Credit Facility”) during June 2007 secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of March 31, 2009, $76.7 million was outstanding on this portion of the facility.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of March 31, 2009, the Company had $23.4 million outstanding under this portion of the facility and outstanding letters of credit totaling approximately $1.0 million. Accordingly, availability under the revolving credit facility is $0.6 million at March 31, 2009.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin, which at March 31, 2009 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     Under the Credit Facility, the Company is periodically required to make additional principal payments as defined in the Credit Agreement. For the three months ended March 31, 2009, the Company owed additional required principal payments of $1.4 million, which will be paid during the three month period ending June 30, 2009 under the terms of the Limited Waiver described in Note 2. For the three months ended March 31, 2008, the Company made additional required principal payments of $1.7 million. A portion of such required principal payments was applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being due on June 30, 2009.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008 and March 31, 2009, the Company was unable to satisfy various financial covenants. Effective March 31, 2009, the Company reached agreement with its lenders and obtained the Limited Waiver to the Credit Facility. The Limited Waiver waived the March 31, 2009 covenant violation and provided the Company a limited waiver period through May 31, 2009. The Limited Waiver was amended as of April 30, 2009 to extend the time for certain deliverables, including to May 18, 2009 for a detailed operational and financial restructuring plan. The Limited Waiver resulted in the Company incurring various creditor fees of $0.1 million, which were capitalized to the extent allowable during the quarter ended March 31, 2009 and are being amortized through 2013.
8. INTEREST RATE SWAP AGREEMENT
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
     As of March 31, 2009, the outstanding notional amount of the interest rate swaps was $52 million and the Company recorded a liability of $1.8 million to recognize the fair value of the interest derivatives. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of March 31, 2009, the Company recorded an offset to its interest rate swap liability of $0.5 million to account for its credit risk. As of December 31, 2008, the outstanding notional amount of the interest rate swaps was $59 million and the Company recorded a liability of $1.5 million to recognize the fair value of the interest derivatives.
     The Company’s interest rate swaps qualify as cash flow hedges. The Company records the unrealized gain or loss resulting from changes in fair value as a component of other comprehensive income/(loss). The Company subsequently reclassifies those cumulative gains and losses to earnings contemporaneously with and to the same line item as the earnings effects of the hedged item. As a result, the Company recorded $0.4 million in interest expense related to the interest rate swaps during the three months ended March 31, 2009. The earnings impact during the three months ended March 31, 2008 was less than $0.1 million.
9. STOCK-BASED COMPENSATION
     Total stock-based compensation for the three months ended March 31, 2009 was $0.2 million and was related to the TLCVision Stock Option Plan. Total stock-based compensation for the three months ended March 31, 2008 was $0.4 million and was related to the TLCVision Stock Option Plan and the Company’s Employee Share Purchase Plan. Effective January 1, 2009, the Company suspended future employee contributions to the Company’s Employee Share Purchase Plan due to the limited availability of Company shares under such Plan.
     As of March 31, 2009, the total unrecognized compensation expense related to TLCVision non-vested awards was approximately $2.4 million. The unrecognized compensation expense will be recognized over the remaining vesting periods, the last of which expires during December 2012 for certain options.
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
     The Company granted no options during the three months ended March 31, 2009. The Company granted options for 6,000 shares during the three months ended March 31, 2008.

10. OTHER EXPENSE (INCOME), NET
     Other expense (income), net, includes the following operating items:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Gain on sales and disposals of fixed assets	$(164)	$(69)
Center closing costs	280	—
Gain on sales of subsidiaries	—	(145)
Employee severance expense	259	—
Financial and legal advisor costs	2,147	—
Miscellaneous (income) expense	(4)	17

	$2,518	$(197)

11. INCOME TAXES
     The Company’s tax provision for interim periods is determined using an estimate of its annual tax expense based on the forecasted taxable income for the full year. The Company believes there is the potential for volatility in its 2009 effective tax rate due to several factors, primarily from the impact of any changes to the forecasted earnings. The Company’s 2009 effective tax rate is estimated to be lower than the statutory rate primarily due to forecasted 2009 operating results and to the nature of net operating loss carry-forwards.
     As of March 31, 2009, the Company continues to believe that there is insufficient evidence to recognize certain deferred tax assets. Accordingly, the Company continues to carry a full valuation allowance to offset its deferred tax assets. The determination of the appropriate amount of deferred tax asset to recognize is regularly evaluated and is primarily based on expected taxable income in future years, trends of historical taxable income, and other relevant factors.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of net operating losses (NOLs). Such NOL limitations result upon the occurrence of certain events, including an “ownership change” as defined by Section 382.
     Under Section 382, when an ownership change occurs, the calculation of the annual NOL limitation is affected by several factors, including the number of shares outstanding and the trading price before the ownership change occurred. As a result of recent significant shareholder activity, the Company engaged a tax service provider during 2008 to perform a comprehensive Section 382 study to determine if an ownership change occurred. The preliminary conclusion of this study, which was reached during the three months ended June 30, 2008, was that an ownership change occurred in early 2008. Additional analysis is needed to determine the exact impact of the resulting limit on future utilization of the NOLs and the amount that will not be utilizable. The Company currently estimates that up to $67.7 million of NOLs will not be utilizable as a result of the ownership changes; however, this amount is subject to change upon completion of the analysis.
     The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1997 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.

12. NET (LOSS) INCOME PER SHARE
     The following table represents the calculation of net (loss) income attributable to TLC Vision Corporation per common share :

	THREE MONTHS ENDED MARCH 31,
(in thousands, except per share amounts)	2009	2008

Numerator:
Net (loss) income attributable to TLC Vision Corporation	$(1,324)	$6,072

Denominator:
Weighted-average shares outstanding — basic	50,518	50,239
Effect of dilutive stock options *	—	43

Weighted-average shares outstanding — diluted	50,518	50,282

Net (loss) income attributable to TLC Vision Corporation per common share:

Basic Net (loss) income from continuing operations	$(0.03)	$0.12

Diluted Earnings per share, diluted	$(0.03)	$0.12

*	The effects of including the incremental shares associated with options and warrants are anti-dilutive for the three months ended March 31, 2009 and are not included in weighted-average shares outstanding-diluted. The total weighted-average number of options with exercise prices less than the average closing price of the Company’s common stock was zero for the three months ended March 31, 2009.
13. STOCKHOLDER’S (DEFICIT) EQUITY
     The following table reflects the changes in stockholders’ (deficit) equity attributable to both TLC Vision Corporation and the noncontrolling interests of the subsidiaries in which the Company has a majority, but not total, ownership interest.

		ATTRIBUTABLE
	ATTRIBUTABLE	TO
	TO TLC VISION	NONCONTROLLING
	CORPORATION	INTEREST	TOTAL
Stockholders’ (deficit) equity at December 31, 2008	$(35,346)	$15,330	$(20,016)
Shares issued as part of the employee share purchase plan	22		22
Stock based compensation	208		208
Distributions to noncontrolling interest		(2,381)	(2,381)
Comprehensive income
Deferred hedge income	208		208
Net (loss) income	(1,324)	2,913	1,589

Stockholders’ (deficit) equity at March 31, 2009	$(36,232)	$15,862	$(20,370)
14. SEGMENT INFORMATION
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed and evaluated separately by the chief operating decision maker because each business requires different management and marketing strategies. The Company has three lines of business and five reportable segments including “Other” as follows:
•	Refractive Centers: The refractive centers business provides a significant portion of the Company’s revenue and is in the business of providing corrective laser surgery (principally LASIK) in fixed sites typically branded under the TLC name.

•	Doctor Services: The doctor services business provides a variety of services and products directly to doctors and the facilities in which they perform surgery. It consists of the following segments:
•	Mobile Cataract: The mobile cataract segment provides technology and diagnostic equipment and services to doctors and hospitals to support cataract surgery as well as treatment of other eye diseases.

•	Refractive Access: The refractive access segment assists surgeons in providing corrective laser surgery in their own practice location by providing refractive technology, technicians, service and practice development support at the surgeon’s office.

•	Other: The Company has ownership interests in businesses that manage surgical and secondary care centers. None of these businesses meets the quantitative criteria to be disclosed separately as a reportable segment and they are included in “Other” for segment disclosure purposes.
•	Eye Care: The eye care business consists of the optometric franchising business segment. The optometric franchising segment provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States and Canada.
     Corporate depreciation and amortization of $0.4 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the “Refractive Centers” segment.
     The Company’s reportable segments are as follows:

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED MARCH 31, 2009	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$36,000	$7,481	$9,576	$6,499	$9,866	$69,422
Cost of revenues (excluding amortization)	26,035	6,302	7,301	4,731	4,772	49,141

Gross profit	9,965	1,179	2,275	1,768	5,094	20,281

Segment expenses:
Marketing and sales	4,035	23	1,645	129	996	6,828
G&A, amortization and other	1,875	15	1,000	366	6	3,262
(Earnings) losses from equity investments	(147)	—	—	(203)	—	(350)

Segment profit (loss)	$4,202	$1,141	$(370)	$1,476	$4,092	$10,541
Noncontrolling interest	362	12	—	581	1,958	2,913

Segment profit (loss) attributable to TLC Vision Corp	$3,840	$1,129	$(370)	$895	$2,134	$7,628

Corporate operating expenses						(5,775)
Interest expense, net						(2,967)
Income tax expense						(210)

Net loss attributable to TLC Vision Corporation						(1,324)

Depreciation and amortization	$2,427	$527	$717	$329	$12	$4,012

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED MARCH 31, 2008	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$58,967	$10,290	$9,197	$5,576	$6,325	$90,355
Cost of revenues (excluding amortization)	37,357	7,361	6,890	3,890	2,822	58,320

Gross profit	21,610	2,929	2,307	1,686	3,503	32,035

Segment expenses:
Marketing and sales	8,924	38	1,591	129	969	11,651
G&A, amortization and other	2,240	(19)	1,086	319	41	3,667
(Earnings) losses from equity investments	(6)	—	—	(211)	—	(217)

Segment profit (loss)	$10,452	$2,910	$(370)	$1,449	$2,493	$16,934
Noncontrolling interest	1,039	43	—	686	1,048	2,816

Segment profit (loss) attributable to TLC Vision Corp	$9,413	$2,867	$(370)	$763	$1,445	$14,118

Corporate operating expenses						(5,333)
Interest expense, net						(2,266)
Income tax expense						(447)

Net income attributable to TLC Vision Corporation						6,072

Depreciation and amortization	$3,146	$675	$686	$376	$12	$4,895
15. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Capital lease obligations relating to equipment purchases	$1,436	$957
Other comprehensive (income) loss on hedge	(208)	1,300
Option and warrant reduction	—	92
     Cash paid for the following:

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Interest	$3,052	$1,870
Income taxes	304	758
16. FAIR VALUE MEASUREMENT
     In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for the Company as of January 1, 2008. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s 2009 fiscal year as it relates to fair value measurement requirements for nonfinancial assets, such as goodwill, and liabilities that are not remeasured at fair value on a recurring basis. The Company’s adoption of SFAS 157 did not have a material impact on the financial statements.
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
     Cash and cash equivalents of $18.5 million at March 31, 2009 are primarily comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on unadjusted quoted prices in active markets for identical assets (Level 1).
     The Company accounts for its interest rate swaps at fair value and at March 31, 2009 and December 31, 2008 had liabilities (amounts due to counterparties) of $1.8 million and $1.5 million, respectively, which were reported on the balance sheet as other long-term liabilities. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of March 31, 2009, the Company recorded an offset to its interest rate swap liability of $0.5 million to account for its credit risk. The interest rate swaps are valued using inputs obtained in quoted public markets (Level 2).
17. SUBSEQUENT EVENTS
     On April 23, 2009, the Company announced that James C. Wachtman resigned as Chief Executive Officer and as a member of the Board of Directors of the Company, effective immediately. The Company also announced that James B. Tiffany was named President and Chief Operating Officer, effective immediately.
     On April 23, 2009, the Company also announced that it created the position of Chief Restructuring Officer and formed an Office of the Chairman. Michael Gries, a principal of Conway, Del Genio, Gries & Co. LLC, a financial advisory firm based in New York, NY, accepted the position of Chief Restructuring Officer. The new three-person Office of the Chairman will report to the Board of Directors and is comprised of: Chairman Warren Rustand; President and Chief Operating Officer, James B.Tiffany; and Chief Restructuring Officer, Michael Gries.
     On May 15, 2009, the Company announced that as part of its efforts to reduce costs, it terminated the employment of three executive officers, effective immediately. The three executive officers impacted were: Steven P. Rasche, Chief Financial Officer; Brian L. Andrew, General Counsel and Secretary; and Larry D. Hohl, President of Refractive Centers.
      On May 15, 2009, the Company also announced that William J. McManus, a managing director of Conway, Del Genio, Gries & Co. LLC, was appointed to the position of Interim Chief Financial Officer. Mr. Andrew’s non-legal responsibilities as well as Mr. Hohl’s responsibilities will be assumed by James B. Tiffany. Mr. Andrew’s legal responsibilities will be assumed on an interim basis by Company attorneys and external counsel.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-Q”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “believes,” “could,” “might,” “anticipate,” “estimate,” “plans,” “intends” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Unless the context indicates or requires otherwise, references in this Form 10-Q to the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission.
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improved vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. The majority of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 73 centers that provide corrective laser surgery, of which 65 are majority owned and 8 centers are minority-owned. In its doctor services businesses, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company provides franchise opportunities to independent optometrists under its Vision Source® brand.
     The Company serves surgeons who performed approximately 56,000 and 76,000 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during each of the three months ended March 31, 2009 and 2008, respectively. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data. For additional information regarding the Company’s decline in procedure volume and the direct impact of such decline on the Company’s liquidity, refer to the section Recent Developments — Liquidity, below.
RECENT DEVELOPMENTS
Liquidity
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide for working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets during 2008 limited the ability of companies such as TLCVision to access the capital markets. The economic recession in the United States continues to significantly impact the Company’s operations, resulting in a sharp decline in the demand for refractive surgery and financial performance. The Company incurred losses attributable to TLC Vision Corporation of $1.3 million for the three months ended March 31, 2009 compared to earnings of $6.1 million for the three months ended March 31, 2008. As a result, the Company’s liquidity continued to be significantly constrained during the first quarter of 2009.
     Beginning in early 2008, in response to the deteriorating economic environment, the Company implemented a series of initiatives to balance its costs of operation with the new lower level of refractive procedures. The Company continues to evaluate and implement cost reduction and cash generation initiatives, including reductions in headcount, salaries and benefits, discretionary spending including direct to consumer marketing, overhead costs, capital spending, supplemented by the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes. During the three months ended March 31, 2009, the Company closed one majority owned refractive center.
     Due to the sharp decline in customer demand during the second half of fiscal 2008 and the first quarter of 2009, and the resulting decline in sales, the Company’s financial performance deteriorated sharply resulting in the Company’s inability to comply with its primary financial covenants under its Credit Facility as of December 31, 2008 and March 31, 2009.
     On April 3, 2009 the Company obtained the Limited Waiver and Amendment No. 2 to the Credit Facility from its lenders, which provided a short-term financial debt covenant compliance waiver to cure the existing defaults, as well as further amendments to the Credit Facility. The Limited Waiver to the Credit Facility provides financial debt covenant relief effective March 31, 2009 through May 31, 2009. The Limited Waiver was amended as of April 30, 2009 to extend the time for certain deliverables, including to May 18, 2009 for a detailed operational and financial restructuring plan. See Note 7, Debt, for additional information.
     In the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to comply with the existing covenants for the balance of 2009 unless amended. Accordingly, the Company continues to pursue active discussions with the lenders to modify the Company’s capital structure and to secure further amendments to the Credit Facility to avoid a subsequent default. There can be no assurances that the lenders will grant such restructuring, waivers or amendments on commercially reasonable terms, if at all.

     Given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 beyond the current waiver period unless amended, borrowings of $100.1 million and $82.7 million under the Credit Facility have been recorded as current liabilities as of March 31, 2009 and December 31, 2008, respectively. Accordingly, at March 31, 2009 and December 31, 2008, the Company has working capital deficiencies of approximately $98.7 million and $99.5 million, respectively. The Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility during the three months ended March 31, 2009, which reduced the open availability under the Credit Facility to approximately $0.6 million at March 31, 2009.
     The Company will likely continue to incur operating losses in 2009, and its liquidity will likely remain constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure.
     The Company’s independent registered public accounting firm’s report issued in the December 31, 2008 Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including significant losses, limited access to additional liquidity and compliance with certain financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
Executive Management
     On April 23, 2009, the Company announced that James C. Wachtman resigned as chief executive officer and as a member of the Board of Directors of the Company, effective immediately. The Company also announced that James B. Tiffany was named President and Chief Operating Officer, effective immediately.
     James B. Tiffany, age 52, was previously appointed as President of Sightpath Medical, Inc. (formerly, MSS, Inc.), a subsidiary of the Company, in August 2003. Prior thereto, Mr. Tiffany served as Vice President of Sales and Marketing of LaserVision from January 1999 to July 2000 and General Manager of MSS, Inc. from July 2000 to August 2003. Mr. Tiffany received his undergraduate degree from Arizona State University and a Master of Business Administration Degree from Washington University in St. Louis, Missouri.
     On April 23, 2009, the Company also announced that it created the position of Chief Restructuring Officer and formed an Office of the Chairman. Michael Gries, a principal of Conway, Del Genio, Gries & Co. LLC, a financial advisory firm based in New York, NY, accepted the position of Chief Restructuring Officer. The new three-person Office of the Chairman will report to the Board of Directors and is comprised of: Chairman Warren Rustand; President and Chief Operating Officer, James B.Tiffany; and Chief Restructuring Officer, Michael Gries.
     On May 15, 2009, the Company announced that as part of its efforts to reduce costs, it terminated the employment of three executive officers, effective immediately. The three executive officers impacted were: Steven P. Rasche, Chief Financial Officer; Brian L. Andrew, General Counsel and Secretary; and Larry D. Hohl, President of Refractive Centers.
      On May 15, 2009, the Company also announced that William J. McManus, a managing director of Conway, Del Genio, Gries & Co. LLC, was appointed to the position of Interim Chief Financial Officer. Mr. Andrew's non-legal responsibilities as well as Mr. Hohl's responsibilities will be assumed by James B. Tiffany. Mr. Andrew's legal responsibilities will be assumed on an interim basis by Company attorneys and external counsel.
     William J. McManus, age 53, joined Conway, Del Genio, Gries & Co. LLC in February 2009. Prior to joining Conway, Del Genio, Gries & Co. LLC, Mr. McManus worked at Horizon Management since 2001 as Managing Director specializing in crisis/interim management. He has also worked as an independent consultant where he held positions in a number of assignments including: Chief Financial Officer, Chief Restructuring Officer and Chief Executive Officer. Mr. McManus is an experienced board member and has worked with private equity firms in advisory capacities. Mr. McManus graduated from Notre Dame where he received a Bachelor of Business Administration with a concentration in finance.

Acquisitions and Investments
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the three months ended March 31, 2009 and 2008, the Company made investments of $4.6 million and $3.0 million, respectively, to acquire or invest in multiple entities, none of which was individually material. Included in acquisition and equity investments are cash payments during 2009 and 2008 of approximately $4.0 million and $2.0 million, respectively, related to the Company’s 2005 TruVision™ acquisition, which were included in the purchase price allocation.
RESULTS OF OPERATIONS
     The following table sets forth certain center and procedure operating data for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	65	68
Number of minority-owned eye care centers at end of period	8	14

Number of TLCVision branded eye care centers at end of period	73	82

Number of laser vision correction procedures:
Majority-owned centers	21,400	34,600

Minority-owned centers	4,200	6,000

Total TLCVision branded center procedures	25,600	40,600

Total access procedures	11,000	16,200

Total laser vision correction procedures	36,600	56,800

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008
     Total revenues for the three months ended March 31, 2009 were $69.4 million, a decrease of $21.0 million (23%) from revenues of $90.4 million for the three months ended March 31, 2008. The decrease in revenue was primarily attributable to the decline in refractive centers and refractive access procedures, partially offset by higher cataract volume and growth in eye care.
     Revenues from refractive centers for the three months ended March 31, 2009 were $36.0 million, a decrease of $23.0 million (39%) from revenues of $59.0 million for the three months ended March 31, 2008. The decrease in revenues from centers resulted primarily from lower center procedure volume, which accounted for a decrease in revenues of approximately $21.8 million. The remaining revenue decline of $1.2 million was the result of decreased revenue per procedure. For the three months ended March 31, 2009, majority-owned center procedures were approximately 21,400, a decrease of 13,200 from 34,600 procedures for the three months ended March 31, 2008. The procedure decline was attributable to the weakened U.S. economy, which has negatively impacted consumer discretionary spending.
     Revenues from doctor services for the three months ended March 31, 2009 were $23.6 million, a decrease of $1.5 million (6%) from revenues of $25.1 million for the three months ended March 31, 2008. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access, partially offset by increases in the Company’s mobile cataract and other segments.
•	Revenues from the Company’s mobile cataract segment for the three months ended March 31, 2009 were $9.6 million, an increase of $0.4 million (4%) from revenues of $9.2 million for the three months ended March 31, 2008. The increase in mobile cataract revenues was due to increased surgical procedure volume of 1% and a higher surgical average sales price of 5%.

•	Revenues from the refractive access services segment for the three months ended March 31, 2009 were $7.5 million, a decrease of $2.8 million (27%) from revenues of $10.3 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, excimer procedures declined by 5,200 (32%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $3.3 million. This decrease was partially offset by a higher average sales price of 2%, primarily caused by additional Intralase procedures, which increased revenues by approximately $0.5 million.

•	Revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended March 31, 2009 were $6.5 million, an increase of $0.9 million (17%) from revenues of $5.6 million for the three months ended March 31, 2008. The increase was primarily driven by a 15% increase in majority-owned procedures primarily led by cataract growth.
     Revenues from eye care for the three months ended March 31, 2009 were $9.9 million, an increase of $3.6 million (56%) from revenues of $6.3 million for the three months ended March 31, 2008. This increase was primarily due to the timing of the Vision Source® National Conference, which is an annual optometric conference hosted by the Company’s Vision Source® subsidiary. The 2009 Vision Source® National Conference was hosted during the three months ended March 31, 2009, whereas the 2008 conference did not take place until the three month period ended June 30, 2008. Also contributing to the increase in revenues was an 11% increase in optometric franchisee locations.
     Total cost of revenues (excluding amortization expense for all segments) for the three months ended March 31, 2009 was $49.1 million, a decrease of $9.2 million (16%) from the cost of revenues of $58.3 million for the three months ended March 31, 2008.
     The cost of revenues from refractive centers for the three months ended March 31, 2009 was $26.0 million, a decrease of $11.4 million (30%) from cost of revenues of $37.4 million for the three months ended March 31, 2008. This decrease was attributable to a $7.5 million cost of revenue decline related to lower procedure volume and $4.3 million in fixed cost reductions, partially offset by $0.5 million in increased variable costs per procedure. Gross margins for centers was 27.6% during the three months ended March 31, 2009, down from prior year gross margin of 36.6% as the Company’s cost saving initiatives could not outweigh the revenue decline caused by the refractive center procedure decline.
     The cost of revenues from doctor services for the three months ended March 31, 2009 was $18.3 million, an increase of $0.2 million (1%) from cost of revenues of $18.1 million for the three months ended March 31, 2008. Gross margins decreased to 22.1% during the three months ended March 31, 2009 from 27.6% in the prior year period. The increase in cost of revenues was due to the following:
•	The cost of revenues from the Company’s mobile cataract segment for the three months ended March 31, 2009 was $7.3 million, an increase of $0.4 million (6%) from cost of revenues of $6.9 million for the three months ended March 31, 2008. This percentage increase was primarily due to higher cataract procedure volume and higher lens supply costs.

•	The cost of revenues from the refractive access segment for the three months ended March 31, 2009 was $6.3 million, a decrease of $1.1 million (14%) from cost of revenues of $7.4 million for the three months ended March 31, 2008. This decrease was primarily attributable to $2.4 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $1.3 million primarily associated with higher cost procedures and the mobile Intralase offering.

•	The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended March 31, 2009 was $4.7 million, an increase of $0.8 million (22%) from cost of revenues of $3.9 million for the three months ended March 31, 2008. The increase was caused primarily by the increase in procedures and higher per procedure cataract lens cost.
     The cost of revenues from eye care for the three months ended March 31, 2009 was $4.8 million, an increase of $2.0 million (69%) from cost of revenues of $2.8 million for the three months ended March 31, 2008. This increase was due to the timing of the Vision Source® National Conference, as noted earlier. Also causing an increase in cost of revenues was the 11% increase in optometric franchisee locations, which required additional operating costs to manage. Gross margins fell to 51.6% during the three months ended March 31, 2009 from 55.3% in the prior year period.
     General and administrative expenses of $5.9 million for the three months ended March 31, 2009 decreased $2.5 million from $8.4 million for the three months ended March 31, 2008. The decrease was primarily related to lower employee related expenses, professional fees and discretionary spending.
     Marketing expenses decreased to $6.8 million for the three months ended March 31, 2009 from $11.7 million for the three months ended March 31, 2008. The $4.9 million decrease was due to a reduction in refractive center marketing spend in order to reduce costs during the economic downturn.
     Other operating expenses increased to $2.5 million for the three months ended March 31, 2009 from other operating income of $0.2 million for the three months ended March 31, 2008. The $2.7 million unfavorable change was primarily related to center closing costs of $0.3 million, employee severance expense of $0.3 million and $2.2 million of financial and legal advisor expenses incurred during the three months ended March 31, 2009.
     Interest expense increased to $3.1 million for the three months ended March 31, 2009 from $2.5 million for the three months ended March 31, 2008. This $0.6 million increase was primarily due to higher borrowings under the Credit Facility. The average interest rate for the three months ended March 31, 2009 and 2008 was approximately 10.1% and 9.3%, respectively, which includes the impact of deferred loan costs and other fees.
     Earnings from equity investments were $0.4 million for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008. The $0.2 million increase primarily resulted from improved operating results in the Company’s minority owned Ambulatory Surgical Center locations.
     For the three months ended March 31, 2009, the Company recognized income tax expense of $0.2 million, which was determined using an estimate of the Company’s 2009 total annual tax expense based on the forecasted taxable income for the full year. For the three months ended March 31, 2008, the Company recognized income tax expense of $0.4 million.
     Net income attributable to noncontrolling interest increased to $2.9 million for the three months ended March 31, 2009 from $2.8 million for the three months ended March 31, 2008 due primarily to higher profits in non-wholly owned entities.
     Net loss attributable to TLC Vision Corporation for the three months ended March 31, 2008 was ($1.3) million, or ($0.03) per basic and diluted share, compared to net income attributable to TLC Vision Corporation of $6.1 million, or $0.12 per basic and diluted share, for the three months ended March 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide for working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets during 2008 limited the ability of companies such as TLCVision to access the capital markets. The economic recession in the United States continues to significantly impact the Company’s operations, resulting in a sharp decline in the demand for refractive surgery and financial performance. The Company incurred losses attributable to TLC Vision Corporation of $1.3 million for the three months ended March 31, 2009 compared to earnings of $6.1 million for the three months ended March 31, 2008. As a result, the Company’s liquidity continued to be significantly constrained during the first quarter of 2009.
     Beginning in early 2008, in response to the deteriorating economic environment, the Company implemented a series of initiatives to balance its costs of operation with the new lower level of refractive procedures. The Company continues to evaluate and implement cost reduction and cash generation initiatives, including reductions in headcount, salaries and benefits, discretionary spending including direct to consumer marketing, overhead costs, capital spending, supplemented by the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes. During the three months ended March 31, 2009, the Company closed one majority owned refractive center.
     Due to the sharp decline in customer demand during the second half of fiscal 2008 and the first quarter of 2009, and the resulting decline in sales, the Company’s financial performance deteriorated sharply resulting in the Company’s inability to comply with its primary financial covenants under its Credit Facility as of December 31, 2008 and March 31, 2009.

     On April 3, 2009 the Company obtained the Limited Waiver and Amendment No. 2 to the Credit Facility from its lenders, which provided a short-term financial debt covenant compliance waiver to cure the existing defaults, as well as further amendments to the Credit Facility. The Limited Waiver to the Credit Facility provides financial debt covenant relief effective March 31, 2009 through May 31, 2009. The Limited Waiver was amended as of April 30, 2009 to extend the time for certain deliverables, including to May 18, 2009 for a detailed operational and financial restructuring plan. See Note 7, Debt, for additional information.
     In the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to comply with the existing covenants for the balance of 2009 unless amended. Accordingly, the Company continues to pursue active discussions with the lenders to modify the Company’s capital structure and to secure further amendments to the Credit Facility to avoid a subsequent default. There can be no assurances that the lenders will grant such restructuring, waivers or amendments on commercially reasonable terms, if at all.
     Given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 beyond the current waiver period unless amended, borrowings of $100.1 million and $82.7 million under the Credit Facility have been recorded as current liabilities as of March 31, 2009 and December 31, 2008, respectively. Accordingly, at March 31, 2009 and December 31, 2008, the Company has working capital deficiencies of approximately $98.7 million and $99.5 million, respectively. The Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility during the three months ended March 31, 2009, which reduced the open availability under the Credit Facility to approximately $0.6 million at March 31, 2009.
     The Company will likely continue to incur operating losses in 2009, and its liquidity will likely remain constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure.
     The Company’s independent registered public accounting firm’s report issued in the December 31, 2008 Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including significant losses, limited access to additional liquidity and compliance with certain financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
Credit Facility
     The Company obtained a $110.0 million credit facility (“Credit Facility”) during June 2007 secured by substantially all the assets of the Company and consists of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of March 31, 2009, $76.7 million was outstanding on this portion of the facility.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of March 31, 2009, the Company had $23.4 million outstanding under this portion of the facility and outstanding letters of credit totaling approximately $1.0 million. Accordingly, availability under the revolving credit facility is $0.6 million at March 31, 2009.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin, which at March 31, 2009 was 4.00% for prime rate borrowings and 5.00% for LIBOR rate borrowings. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.

     Under the Credit Facility, the Company is periodically required to make additional principal payments as defined in the Credit Agreement. For the three months ended March 31, 2009, the Company owed additional required principal payments of $1.4 million, which will be paid during the three month period ending June 30, 2009 under the terms of the Limited Waiver described in Note 2. For the three months ended March 31, 2008, the Company made additional required principal payments of $1.7 million. A portion of such required principal payments was applied against the Company’s future quarterly principal payments resulting in the next quarterly principal payment being due on June 30, 2009.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008 and March 31, 2009, the Company was unable to satisfy various financial covenants. Effective March 31, 2009, the Company reached agreement with its lenders and obtained the Limited Waiver to the Credit Facility. The Limited Waiver waived the March 31, 2009 covenant violation and provided the Company a limited waiver period through May 31, 2009. The Limited Waiver resulted in the Company incurring various creditor fees of $0.1 million, which were capitalized to the extent allowable during the quarter ended March 31, 2009 and are being amortized through 2013.
CASH FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $5.3 million for the three months ended March 31, 2009. The cash flows provided by operating activities during the three months ended March 31, 2009 were primarily comprised of the net loss attributable to TLC Vision Corporation of $1.3 million plus non-cash items including depreciation and amortization of $4.0 million and noncontrolling interests of $2.9 million.
CASH FROM INVESTING ACTIVITIES
     Net cash used in investing activities was $4.1 million for the three months ended March 31, 2009. The cash used in investing activities included capital expenditures of $0.4 million and acquisitions and investments of $4.6 million. These cash outflows were partially offset by $0.7 million of distributions and loan payments received from equity investments and proceeds from the sales of fixed assets of $0.2 million.
CASH FROM FINANCING ACTIVITIES
     Net cash provided by financing activities was $12.9 million for the three months ended March 31, 2009. Net cash provided during this period was primarily related to proceeds from debt financing of $18.0 million, principally due to Company borrowing against its revolving credit facility. Partially offsetting the cash provided by financing activities were cash outflows due to restricted cash movement of $0.9 million, principal payments of debt of $1.8 million and distributions to noncontrolling interests of $2.4 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
     The Company has invested in various companies, some of which are in development stages. The investments in development stage companies are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. The Company could lose its various investments in development stage companies. As of March 31, 2009 and December 31, 2008, the Company had investments and other long-term assets of $4.3 million in development stage companies.
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
     As of March 31, 2009 and December 31, 2008, the outstanding notional amounts of the interest rate swaps were $52 million and $59 million, respectively, and the Company has recorded liabilities of $1.8 million and $1.5 million, respectively, to recognize the fair value of the interest derivatives. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of March 31, 2009, the Company recorded an offset to its interest rate swap liability of $0.5 million to account for its credit risk. The net offset is recorded in accumulated other comprehensive income, as the instruments have been designated as qualifying cash flow hedges.
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
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officers and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Principal Executive Officers and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
     There have been no significant changes in the Company’s internal control over financial reporting during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There have been no material changes in legal proceedings from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
10.1	Limited Waiver and Amendment No. 2 to Credit Agreement dated as of March 31, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.)

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Chief Restructuring Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.3	Chief Restructuring Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.4	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By:	/s/ Warren S. Rustand
Warren S. Rustand
Chairman of the Board May 15, 2009

By:	/s/ James B. Tiffany
James B. Tiffany
Chief Operating Officer May 15, 2009

By:	/s/ Michael F. Gries
Michael F. Gries
Chief Restructuring Officer May 15, 2009

By:	/s/ William J. McManus
William J. McManus
Interim Chief Financial Officer May 15, 2009

EXHIBIT INDEX

No.	Description

10.1	Limited Waiver and Amendment No. 2 to Credit Agreement dated as of March 31, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.)

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Chief Restructuring Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.3	Chief Restructuring Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.4	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350