Form 10-Q
period 2009-06-30
TLC VISION CORP
filed 2009-08-14
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes ☑ No
     As of August 13, 2009 there were 50,565,219 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenues:
Refractive centers	$26,948	$39,057	$62,948	$98,024
Doctor services	24,492	25,528	48,048	50,591
Eye care	7,019	9,512	16,885	15,837

Total revenues	58,459	74,097	127,881	164,452

Cost of revenues (excluding amortization expense shown below):
Refractive centers	21,595	29,409	47,630	66,766
Doctor services	17,757	18,680	36,091	36,821
Eye care	3,150	4,691	7,922	7,513

Total cost of revenues (excluding amortization expense shown below)	42,502	52,780	91,643	111,100

Gross profit	15,957	21,317	36,238	53,352

General and administrative	6,392	6,986	12,328	15,353
Marketing and sales	5,509	10,209	12,337	21,860
Amortization of intangibles	582	803	1,165	1,633
Other expense (income), net	5,628	(359)	8,146	(556)

	18,111	17,639	33,976	38,290

Operating (loss) income	(2,154)	3,678	2,262	15,062

Interest income	34	216	168	426
Interest expense	(2,462)	(2,414)	(5,563)	(4,890)
Earnings (loss) from equity investments	442	(319)	792	(102)

(Loss) income before income taxes	(4,140)	1,161	(2,341)	10,496
Income tax expense	(274)	(285)	(484)	(732)

Net (loss) income	(4,414)	876	(2,825)	9,764
Less: Net income attributable to noncontrolling interest	2,445	3,076	5,358	5,892

Net (loss) income attributable to TLC Vision Corporation	$(6,859)	$(2,200)	$(8,183)	$3,872

Net (loss) income per share attributable to TLC Vision Corporation:
Basic	$(0.14)	$(0.04)	$(0.16)	$0.08

Diluted	$(0.14)	$(0.04)	$(0.16)	$0.08

Weighted average number of common shares outstanding:
Basic	50,565	50,292	50,542	50,265
Diluted	50,565	50,292	50,542	50,293
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,055	$4,492
Accounts receivable, net	17,697	16,870
Prepaid expenses, inventory and other	11,393	14,214

Total current assets	43,145	35,576

Restricted cash	943	—
Investments and other assets, net	11,479	11,694
Goodwill	28,570	28,570
Other intangible assets, net	9,318	10,628
Fixed assets, net	46,204	50,514

Total assets	$139,659	$136,982

LIABILITIES
Current liabilities:
Accounts payable	$15,906	$17,897
Accrued liabilities	23,500	28,076
Current maturities of long-term debt (including term debt of $76.7 million at June 30, 2009 and $82.7 million of debt in default at December 31, 2008)	106,837	89,081

Total current liabilities	146,243	135,054

Long term-debt, less current maturities	15,749	16,500
Other long-term liabilities	4,626	5,444

Total liabilities	166,618	156,998

STOCKHOLDERS’ DEFICIT
TLC Vision Corporation stockholders’ deficit:
Common stock, no par value; unlimited number authorized	339,477	339,112
Option and warrant equity	745	745
Accumulated other comprehensive loss	(1,167)	(1,545)
Accumulated deficit	(381,841)	(373,658)

Total TLC Vision Corporation stockholders’ deficit	(42,786)	(35,346)
Noncontrolling interest	15,827	15,330

Total stockholders’ deficit	(26,959)	(20,016)

Total liabilities and stockholders’ deficit	$139,659	$136,982

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(2,825)	$9,764
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	8,009	9,877
(Earnings) loss from equity investments	(792)	102
Gain on sales and disposals of fixed assets	(277)	(289)
Gain on sales of businesses	—	(145)
Non-cash compensation expense	343	711
Other	550	354
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(827)	(1,881)
Prepaid expenses, inventory and other current assets	2,524	111
Accounts payable and accrued liabilities	(2,239)	3,943

Cash provided by operating activities	4,466	22,547

INVESTING ACTIVITIES
Purchases of fixed assets	(773)	(1,957)
Proceeds from sales of fixed assets	345	550
Distributions and loan payments received from equity investments	1,071	945
Acquisitions and equity investments	(4,838)	(7,533)
Divestitures of businesses	—	1,179
Other	104	(28)

Cash used in investing activities	(4,091)	(6,844)

FINANCING ACTIVITIES
Restricted cash (increase) decrease	(943)	893
Principal payments of debt financing and capital leases	(2,924)	(17,411)
Proceeds from debt financing	17,971	7,385
Capitalized debt costs	(78)	(534)
Distributions to noncontrolling interests	(4,861)	(5,175)
Proceeds from issuances of common stock	23	275

Cash provided by (used in) financing activities	9,188	(14,567)

Net increase in cash and cash equivalents during the period	9,563	1,136
Cash and cash equivalents, beginning of period	4,492	12,925

Cash and cash equivalents, end of period	$14,055	$14,061

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1.	BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 filed by TLC Vision Corporation (“Company” or “TLCVision”) with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. The consolidated financial statements as of December 31, 2008 and unaudited interim consolidated financial statements for the three and six months ended June 30, 2009 and 2008 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
     A significant portion of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 71 centers that provide corrective laser surgery, of which 63 are majority owned and 8 centers are minority owned. In its doctor services business, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company provides franchise opportunities to independent optometrists under its Vision Source® brand.
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

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for the second fiscal quarter of 2009 for the Company and did not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company performed an evaluation of subsequent events through August 14, 2009, the date which the financial statements were issued, and has made disclosures of all material subsequent events in the notes to the unaudited interim consolidated financial statements.
2.	LIQUIDITY
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets during 2008 limited the ability of companies such as TLCVision to access the capital markets. The economic recession in the United States continues to impact the Company’s operations, resulting in a decline in the demand for refractive surgery and financial performance. The Company incurred losses attributable to TLC Vision Corporation of $8.2 million for the six months ended June 30, 2009 compared to earnings of $3.9 million for the six months ended June 30, 2008. As a result, the Company’s liquidity continued to be constrained during 2009.
     Beginning in early 2008, in response to the deteriorating economic environment, the Company implemented a series of initiatives to reduce its costs of operation to levels commensurate with the new lower level of refractive procedures. The Company continues to evaluate and implement cost reduction and cash generation initiatives, including the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes. During the six months ended June 30, 2009, the Company closed three majority owned refractive centers, which performed approximately 400 and 800 refractive procedures during the six months ended June 30, 2009 and 2008, respectively.
     Due to the decline in customer demand during the trailing twelve month period, and the resulting decline in sales, the Company’s deteriorating financial performance resulted in the Company’s inability to comply with its primary financial covenants under its Credit Facility as of December 31, 2008, March 31, 2009 and June 30, 2009.
     On June 8, 2009, the Company announced that it obtained from its lenders a Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, dated June 5, 2009 and continuing through June 30, 2009. The Limited Waiver, Consent and Amendment No. 3 provided, among other things, a limited waiver expiring June 30, 2009 of certain defaults, amended certain terms of the Credit Agreement, consented to the dissolution of several inactive subsidiaries, provided for the payment by the Company of certain fees and expenses incurred by the lenders, delayed mandatory payment of $1.4 million of principal arising from a tax refund, and released any claims the Company may have had against the lenders.
     As of June 30, 2009, the Company failed to make various mandatory payments under its Credit Agreement and related amendments. Such payments included interest on the term and revolving credit advances of $0.2 million and principal payments on term advances of $0.2 million.
     On August 3, 2009, the Company announced that it obtained from its lenders a Limited Waiver and Amendment No. 4 to Credit Agreement, dated June 30, 2009. The Limited Waiver and Amendment No. 4, among other things, provides a limited waiver through September 9, 2009 of certain defaults and provides that lenders will, until September 9, 2009, forbear from exercising their rights arising out of the non-payment of certain principal, interest and other payments previously due. The amendment also amends certain terms of the Credit Agreement, provides for the accrual of default interest at an additional 2% per annum over otherwise applicable rates and releases any claims the Company may have had against the lenders.
     Given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 beyond the current waiver period unless amended, all term borrowings aggregating $76.7 million under the Credit Facility have been recorded as current liabilities as of June 30, 2009 and December

31, 2008. Accordingly, at June 30, 2009 and December 31, 2008, the Company has working capital deficiencies of approximately $103.1 million and $99.5 million, respectively. The Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility during the six months ended June 30, 2009, which reduced the open availability under the Credit Facility to approximately $0.5 million at June 30, 2009. The outstanding balance of $23.4 million under the revolving portion of the Credit Facility is also recorded as a current liability as of June 30, 2009.
     The Company will likely continue to incur narrow operating losses in 2009 and its liquidity will likely remain constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure. There can be no assurances that the lenders will grant such restructuring, waivers or amendments on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business, the Company may need to seek to modify the terms of its debts through court reorganization proceedings to allow it, among other things, to reorganize its capital structure.
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
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the six months ended June 30, 2009 and 2008, the Company made investments of $4.8 million and $7.5 million, respectively, to acquire or invest in multiple entities, none of which was individually material. Included in acquisition and equity investments are cash payments during 2009 and 2008 of approximately $4.0 million and $6.5 million, respectively, related to the Company’s 2005 TruVision™ acquisition, which were included in the purchase price allocation.
     During 2005, the Company acquired a substantial portion of the assets of Kremer Laser Eye (“Kremer”). As of June 30, 2009, Kremer operates three refractive centers, which the Company has an approximate 84% ownership interest, and one ambulatory surgery center, which the Company has a 70% ownership interest. As part of a transfer rights agreement entered on the acquisition date between the Company and the non-controlling holders of Kremer, the non-controlling holders retain options that could require the Company to purchase the remaining non-controlling interest. The first option can be exercised during July 2009 with all remaining options being exercisable during July 2010 and 2012.
     During July 2009, the Company received formal notification from the minority holders of Kremer of their intent to exercise the first option. The option, if exercised, would transfer a portion of the remaining non-controlling interest of Kremer to TLCVision in exchange for approximately $1.9 million due August 2009. If the Company fails to make such payment all remaining options could become exercisable on an accelerated basis. The Company is currently in discussions with the non-controlling interest holders of Kremer to amend the terms of the transfer rights agreement.
4.	RESTRICTED CASH
     As of June 30, 2009, the Company had $0.9 million of restricted cash to guarantee outstanding bank letters of credit for leases. As of December 31, 2008, the Company had no restricted cash.

5.	ACCRUED LIABILITIES
     As of June 30, 2009, accrued liabilities include $4.0 million due to the former owners of TruVision™ as part of the amended 2005 merger agreement. On August 10, 2009, the terms of this payment were modified prospectively pursuant to the Amendment No. 2 to the amended 2005 merger agreement, which is further discussed in Note 20, Subsequent Events.
6.	DEFERRED REVENUES
     The Company offers an extended lifetime warranty, i.e. the TLC Lifetime Commitment, at a separately priced fee to customers selecting a certain lower base priced surgical procedure. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of retreatment volume, which are based on historical warranty claim activity. The Company’s deferred revenue balance was $0.8 million and $1.1 million at June 30, 2009 and December 31, 2008, respectively.
7.	DEBT
     Debt consists of:

	JUNE 30,	DECEMBER 31,
	2009	2008
Senior term loan; weighted average interest rate of 6.50% and 8.76% at June 30, 2009 and December 31, 2008, respectively	$76,667	$76,667

Revolving credit facility, weighted average interest rate of 5.31% and 6.60% at June 30, 2009 and December 31, 2008, respectively	23,400	6,000

Capital lease obligations, payable through 2013, interest at various rates	13,526	14,176

Sale-leaseback debt — interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn $6.4 million and Cdn $6.7 million at June 30, 2009 and December 31, 2008, respectively)	5,509	5,453

Other	3,484	3,285

	122,586	105,581

Less current portion	106,837	89,081

	$15,749	$16,500

     The Company obtained a $110.0 million credit facility (“Credit Facility”) during June 2007, which is secured by substantially all of the assets of the Company and consisting of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of June 30, 2009, $76.7 million was outstanding on this portion of the facility.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of June 30, 2009, the Company had $23.4 million outstanding under this portion of the facility and outstanding letters of credit totaling approximately $1.1 million. Accordingly, availability under the revolving credit facility is $0.5 million at June 30, 2009.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin, which at June 30, 2009 was 4.00% for prime rate borrowings and 5.00% for LIBOR borrowings. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     As a result of certain events of default and the June 30, 2009 expiration of the Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, as described in further detail below, the LIBOR advances with interest periods ending on or after June 30, 2009 automatically converted to prime rate advances at the end of such interest periods.

     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008, March 31, 2009 and June 30, 2009, the Company was unable to satisfy various financial covenants.
     On June 8, 2009, the Company announced that it obtained from its lenders a Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, dated June 5, 2009 and continuing through June 30, 2009. The Limited Waiver, Consent and Amendment No. 3 provided, among other things, a limited waiver expiring June 30, 2009 of certain defaults, amended certain terms of the Credit Agreement, consented to the dissolution of several inactive subsidiaries, provided for the payment by the Company of certain fees and expenses incurred by the lenders, delayed mandatory payment of $1.4 million of principal arising from a tax refund, and released any claims the Company may have had against the lenders.
     As of June 30, 2009, the Company failed to make various mandatory payments under its Credit Facility and related amendments. Such payments included interest on the term and revolving credit advances of $0.2 million and principal payments on term advances of $0.2 million.
     On August 3, 2009, the Company announced that it obtained from its lenders a Limited Waiver and Amendment No. 4 to Credit Agreement, dated June 30, 2009. The Limited Waiver and Amendment No. 4, among other things, provides a limited waiver through September 9, 2009 of certain defaults and provides that lenders will, until September 9, 2009, forbear from exercising their rights arising out of the non-payment of certain principal, interest and other payments previously due. The amendment also amends certain terms of the Credit Agreement, provides for the accrual of default interest at an additional 2% per annum over otherwise applicable rates and releases any claims the Company may have had against the lenders.
8.	INTEREST RATE SWAP AGREEMENTS
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
     As of June 30, 2009, the outstanding notional amount of the interest rate swaps was $52 million and the Company recorded a liability of $1.6 million to recognize the fair value of the interest derivatives. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of June 30, 2009, the Company recorded an offset to its interest rate swap liability of $0.4 million to account for its credit risk. As of December 31, 2008, the outstanding notional amount of the interest rate swaps was $59 million and the Company recorded a liability of $1.5 million to recognize the fair value of the interest derivatives.
     The Company’s interest rate swaps qualify as cash flow hedges. The Company records the unrealized gain or loss resulting from changes in fair value as a component of other comprehensive income/(loss). The Company subsequently reclassifies those cumulative gains and losses to earnings contemporaneously with and to the same line item as the earnings effects of the hedged item. As a result, the Company recorded $0.4 million and $0.8 million in interest expense related to the interest rate swaps during the three and six months ended June 30, 2009, respectively. The interest expense related to the interest rate swaps during the three and six months ended June 30, 2008 was $0.2 million.
     Effective July 9, 2009, the interest rate swaps were terminated. See Note 20, Subsequent Events, for additional detail.

9.	STOCK-BASED COMPENSATION
     Total stock-based compensation for the three months ended June 30, 2009 was $0.1 million and was related to the TLCVision Stock Option Plan. Total stock-based compensation for the three months ended June 30, 2008 was $0.3 million and was related to the TLCVision Stock Option Plan and the Company’s Employee Share Purchase Plan. Effective January 1, 2009, the Company suspended future employee contributions to the Company’s Employee Share Purchase Plan due to the limited availability of Company shares under such Plan. Total stock-based compensation was $0.3 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.
     As of June 30, 2009, the total unrecognized compensation expense related to TLCVision non-vested awards was approximately $1.9 million. The unrecognized compensation expense will be recognized over the remaining vesting periods, the last of which expires during December 2012 for certain options.
     For awards granted prior to the January 1, 2006 adoption of Statement 123(R), the Company uses the attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans, to amortize stock-based compensation cost. For awards granted subsequent to the adoption of Statement 123(R), the Company uses the straight-line method to amortize stock-based compensation cost.
     On December 10, 2008, the Company granted conditional options for shares. During the three months ended June 30, 2009, the condition for these options was satisfied resulting in 362,500 options for shares being granted. The Company began recognizing compensation expense related to these conditional options during the quarter ended June 30, 2009 and will continue recognizing such expense through vesting. The Company granted no other options during the three or six months ended June 30, 2009. The Company granted options for 30,000 and 36,000 shares during the three and six months ended June 30, 2008, respectively.
     The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2009 and 2008, respectively: risk-free interest rate of 2.5% and 3.2%; expected dividend yield of 0%; expected life of 3.8 years and 4.4 years; and expected volatility of 103% and 55%.
10.	OTHER EXPENSE (INCOME), NET
     Other expense (income), net, includes the following operating items:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Gain on sales and disposals of fixed assets	$(113)	$(220)	$(277)	$(289)

Center closing costs	436	—	716	—

Gain on sales of subsidiaries	—	—	—	(145)

Employee severance expense	2,254	—	2,513	—

Financial and legal advisor costs	2,882	—	5,029	—

Miscellaneous income	169	(139)	165	(122)

	$5,628	$(359)	$8,146	$(556)

11.	RESTRUCTURING OF OPERATIONS
     During 2009, the Company accelerated its cost savings initiatives that focused on employee reductions, closures of refractive centers and the reduction in refractive access routes. The restructuring efforts during the six months ended June 30, 2009 resulted in the closure of three majority-owned refractive centers and an approximate 15% reduction of the Company’s workforce through involuntary employee separations. In addition to the cost savings initiatives, the restructuring efforts also included financial and legal advisor fees associated with the ongoing Credit Facility negotiations.

     As a result, the Company incurred restructuring charges included in other expenses totaling $8.3 million for the six months ended June 30, 2009, which included $5.0 million of financial and legal advisor costs, $2.5 million for employee severance and benefits and $0.7 million of center closing costs.
     The restructuring charges for the three months ended June 30, 2009 were $5.6 million, which included $2.9 million of financial and legal advisor costs, $2.3 million for employee severance and benefits and $0.4 million of center closing costs.
     As of June 30, 2009, the Company’s restructuring reserves were $2.2 million and were included in accrued liabilities in the consolidated balance sheet.
     The following table summarizes various restructuring efforts:

	EMPLOYEE
	SEVERANCE	CENTER
	& BENEFITS	CLOSING COSTS	TOTAL
Restructuring charges	$259	$280	$539
Non-cash write-downs	—	(125)	(125)
Cash payments	(192)	—	(192)

Accrual balance as of March 31, 2009	67	155	222
Restructuring charges	2,254	436	2,690
Non-cash write-downs	—	—	—
Cash payments	(588)	(84)	(672)

Accrual balance as of June 30, 2009	$1,733	$507	$2,240
     As of June 30, 2009, the Company currently estimates that its restructuring efforts will likely continue through the quarter ending September 30, 2009. Such estimate may change and is dependent on the outcome of various cost reduction and Credit Facility negotiation efforts.
12.	INCOME TAXES
     The Company’s tax provision for interim periods is determined using an estimate of its annual tax expense based on the forecasted taxable income for the full year. The Company believes there is the potential for volatility in its 2009 effective tax rate due to several factors, primarily from the impact of any changes to the forecasted earnings.
     As of June 30, 2009, the Company continues to believe that there is insufficient evidence to recognize certain deferred tax assets. Accordingly, the Company continues to carry a full valuation allowance to offset its deferred tax assets. The determination of the appropriate amount of deferred tax asset to recognize is regularly evaluated and is primarily based on expected taxable income in future years, trends of historical taxable income, and other relevant factors.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of net operating losses (NOLs). Such NOL limitations result upon the occurrence of certain events, including an “ownership change” as defined by Section 382.
     Under Section 382, when an ownership change occurs, the calculation of the annual NOL limitation is affected by several factors, including the number of shares outstanding and the trading price before the ownership change occurred. As a result of recent significant shareholder activity, the Company concluded that an ownership change occurred in early 2008 limiting future utilization of NOLs. The Company currently estimates that this annual limit will result in $67.7 million of NOLs expiring before becoming available.
     The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1997 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.

13.	NET (LOSS) INCOME PER SHARE
     The following table represents the calculation of net (loss) income attributable to TLC Vision Corporation per common share :

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Numerator:
Net (loss) income attributable to TLC Vision Corporation	$(6,859)	$(2,200)	$(8,183)	$3,872

Denominator:
Weighted-average shares outstanding — basic	50,565	50,292	50,542	50,265
Effect of dilutive stock options *	—	—	—	28

Weighted-average shares outstanding — diluted	50,565	50,292	50,542	50,293

Net (loss) income attributable to TLC Vision Corporation per common share:
Basic	$(0.14)	$(0.04)	$(0.16)	$0.08
Diluted	$(0.14)	$(0.04)	$(0.16)	$0.08

*	The effects of including the incremental shares associated with options and warrants are anti-dilutive for the three and six months ended June 30, 2009 and for the three months ended June 30 2008, and are not included in weighted-average shares outstanding-diluted. The total weighted-average number of options with an exercise price less than the average closing price of the Company’s common stock was 0.8 million and zero for the three and six months ended June 30, 2009, respectively. The total weighted-average number of options with an exercise price less than the average closing price of the Company’s common stock was 0.1 million for the three months ended June 30, 2008.
14.	STOCKHOLDERS’ (DEFICIT) EQUITY
     The following table reflects the changes in stockholders’ (deficit) equity attributable to both TLC Vision Corporation and the noncontrolling interests of the subsidiaries in which the Company has a majority, but not total, ownership interest.

		ATTRIBUTABLE
	ATTRIBUTABLE	TO
	TO TLC VISION	NONCONTROLLING
	CORPORATION	INTEREST	TOTAL
Stockholders’ (deficit) equity at December 31, 2008	$(35,346)	$15,330	$(20,016)
Shares issued as part of the employee share purchase plan	22		22
Stock based compensation	343		343
Distributions to noncontrolling interest		(4,861)	(4,861)
Comprehensive income
Deferred hedge income	378		378
Net (loss) income	(8,183)	5,358	(2,825)

Stockholders’ (deficit) equity at June 30, 2009	$(42,786)	$15,827	$(26,959)
15.	SEGMENT INFORMATION
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
     Corporate depreciation and amortization of $0.3 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, is included in corporate operating expenses. Corporate depreciation and amortization of $0.7 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the refractive centers reporting segment.
     The Company’s reportable segments are as follows:

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED JUNE 30, 2009	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$26,948	$5,988	$11,267	$7,237	$7,019	$58,459
Cost of revenues (excluding amortization)	21,595	4,875	8,052	4,830	3,150	42,502

Gross profit	5,353	1,113	3,215	2,407	3,869	15,957

Segment expenses:
Marketing and sales	2,966	22	1,325	78	1,118	5,509
G&A, amortization and other	1,870	(14)	838	312	14	3,020
(Earnings) loss from equity investments	(93)	—	—	(349)	—	(442)

Segment profit	$610	$1,105	$1,052	$2,366	$2,737	$7,870
Noncontrolling interest	158	(4)	—	993	1,298	2,445

Segment profit attributable to TLC Vision Corp.	$452	$1,109	$1,052	$1,373	$1,439	$5,425

Corporate operating expenses						(9,582)
Interest expense, net						(2,428)
Income tax expense						(274)

Net loss attributable to TLC Vision Corporation						(6,859)

Depreciation and amortization	$2,388	$531	$729	$337	$12	$3,997

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED JUNE 30, 2008	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$39,057	$7,680	$11,153	$6,695	$9,512	$74,097
Cost of revenues (excluding amortization)	29,409	6,373	8,001	4,306	4,691	52,780

Gross profit	9,648	1,307	3,152	2,389	4,821	21,317

Segment expenses:
Marketing and sales	7,219	38	1,834	100	1,018	10,209
G&A, amortization and other	1,804	(187)	1,050	426	6	3,099
(Earnings) losses from equity investments	664	—	—	(345)	—	319

Segment profit (loss)	$(39)	$1,456	$268	$2,208	$3,797	$7,690
Noncontrolling interest	203	24	—	1,066	1,783	3,076

Segment profit (loss) attributable to TLC Vision Corp.	$(242)	$1,432	$268	$1,142	$2,014	$4,614

Corporate operating expenses						(4,331)
Interest expense, net						(2,198)
Income tax expense						(285)

Net loss attributable to TLC Vision Corporation						(2,200)

Depreciation and amortization	$3,195	$710	$688	$375	$14	$4,982

		DOCTOR SERVICES			EYE CARE
SIX MONTHS ENDED JUNE 30, 2009	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$62,948	$13,469	$20,843	$13,736	$16,885	$127,881
Cost of revenues (excluding amortization)	47,630	11,177	15,353	9,561	7,922	91,643

Gross profit	15,318	2,292	5,490	4,175	8,963	36,238

Segment expenses:
Marketing and sales	7,001	45	2,970	207	2,114	12,337
G&A, amortization and other	3,745	1	1,838	678	20	6,282
Earnings from equity investments	(240)	—	—	(552)	—	(792)

Segment profit	$4,812	$2,246	$682	$3,842	$6,829	$18,411
Noncontrolling interest	520	8	—	1,574	3,256	5,358

Segment profit attributable to TLC Vision Corp.	$4,292	$2,238	$682	$2,268	$3,573	$13,053

Corporate operating expenses						(15,357)
Interest expense, net						(5,395)
Income tax expense						(484)

Net loss attributable to TLC Vision Corporation						(8,183)

Depreciation and amortization	$4,815	$1,058	$1,446	$666	$24	$8,009

		DOCTOR SERVICES			EYE CARE
SIX MONTHS ENDED JUNE 30, 2008	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$98,024	$17,970	$20,350	$12,271	$15,837	$164,452
Cost of revenues (excluding amortization)	66,766	13,734	14,891	8,196	7,513	111,100

Gross profit	31,258	4,236	5,459	4,075	8,324	53,352

Segment expenses:
Marketing and sales	16,143	76	3,425	229	1,987	21,860
G&A, amortization and other	4,044	(206)	2,136	745	47	6,766
(Earnings) losses from equity investments	658	—	—	(556)	—	102

Segment profit (loss)	$10,413	$4,366	$(102)	$3,657	$6,290	$24,624
Noncontrolling interest	1,242	67	—	1,752	2,831	5,892

Segment profit (loss) attributable to TLC Vision Corp.	$9,171	$4,299	$(102)	$1,905	$3,459	$18,732

Corporate operating expenses						(9,664)
Interest expense, net						(4,464)
Income tax expense						(732)

Net profit attributable to TLC Vision Corporation						3,872

Depreciation and amortization	$6,341	$1,385	$1,374	$751	$26	$9,877
16. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	SIX MONTHS ENDED JUNE 30,
	2009	2008
Capital lease obligations relating to equipment purchases	$1,958	$2,117
Other comprehensive (income) loss on hedge	(378)	455
Option and warrant reduction	—	92
     Cash paid for the following:

	SIX MONTHS ENDED JUNE 30,
	2009	2008
Interest	$6,649	$4,493
Income taxes	589	1,015
17.	FAIR VALUE MEASUREMENT
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for the Company as of January 1, 2008. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s 2009 fiscal year as it relates to fair value measurement requirements for nonfinancial assets, such as goodwill, and liabilities that are not remeasured at fair value on a recurring basis. The Company’s adoption of SFAS 157 did not have a material impact on the financial statements.
     During the quarter ended June 30, 2009, the Company implemented FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this FSP did not impact our financial position or results of operations.

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
     Cash and cash equivalents of $14.1 million at June 30, 2009 are primarily comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on unadjusted quoted prices in active markets for identical assets (Level 1).
      As of June 30, 2009, the carrying value and approximate fair value was $100.1 million and $91.3 million, respectively, relating to the Company's combined term and revolving advances under the Credit Facility. The fair value was estimated by discounting the amount of estimated future cash flows associated with the respective debt instruments using the Company’s current incremental rate of borrowing for similar debt instruments (Level 3). The calculation of fair value assumes no acceleration of payments that may be required under default provisions included in the Company’s Credit Facility.
     The Company accounts for its interest rate swaps at fair value and at June 30, 2009 and December 31, 2008 had gross liabilities (amounts due to counterparties) of $1.6 million and $1.5 million, respectively, which were reported on the balance sheet as other long-term liabilities. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of June 30, 2009, the Company recorded an offset to its interest rate swap liability of $0.4 million to account for its credit risk. The interest rate swaps are valued using inputs obtained in quoted public markets (Level 2).
18.	EXECUTIVE OFFICERS
     On April 23, 2009, the Company announced that James C. Wachtman resigned as Chief Executive Officer and as a member of the Board of Directors of the Company, effective immediately. The Company also announced that James B. Tiffany was named President and Chief Operating Officer, effective immediately.
     On April 23, 2009, the Company also announced that it created the position of Chief Restructuring Officer and formed an Office of the Chairman. Michael Gries, a principal of Conway, Del Genio, Gries & Co. LLC (“CDG”), a financial advisory firm based in New York, NY, accepted the position of Chief Restructuring Officer. The new three-person Office of the Chairman will report to the Board of Directors and is comprised of: Chairman Warren Rustand; President and Chief Operating Officer, James B.Tiffany; and Chief Restructuring Officer, Michael Gries.
     On May 15, 2009, the Company announced that as part of its efforts to reduce costs, it terminated the employment of three executive officers, effective immediately. The three executive officers impacted were: Steven P. Rasche, Chief Financial Officer; Brian L. Andrew, General Counsel and Secretary; and Larry D. Hohl, President of Refractive Centers.
     On May 15, 2009, the Company also announced that William J. McManus, a managing director of CDG, was appointed to the position of Interim Chief Financial Officer. Mr. Andrew’s non-legal responsibilities as well as Mr. Hohl’s responsibilities have been assumed by James B. Tiffany. Mr. Andrew’s legal responsibilities have been assumed on an interim basis by Company attorneys and external counsel.
19.	RELATED PARTY TRANSACTIONS
     As noted in Note 18, Executive Officers, the Company’s Interim Chief Financial Officer and Chief Restructuring Officer are employed by CDG. The Company has retained CDG to provide consulting services relating to the Company’s ongoing restructuring efforts, which include cost saving initiatives and Credit Facility negotiations. During the three and six months ended June 30, 2009, the Company paid CDG approximately $0.6 million and $1.0 million, respectively.

20.	SUBSEQUENT EVENTS
Interest Rate Swap Agreements
     Effective July 9, 2009, Citibank and the Company agreed to the early termination of the interest rate swap agreements entered August and December 2007. In consideration for Citibank’s agreement to terminate the interest rate swaps, the Company agreed that the amount due to Citibank as of July 9, 2009 (“Settlement Date”) was $1.6 million (“Settlement Amount”). The Company further agreed that interest on the Settlement Amount will accrue at a default rate from and including the Settlement Date until such date that the Settlement Amount is paid in full. See Note 8, Interest Rate Swap Agreements, for additional details regarding the interest rate swap agreements.
Ambulatory Surgical Center Disposals
     Subsequent to June 30, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical centers (“ASCs”) for a combined sale price of $2.4 million. The historical results of operations for these ASCs are included in the “other” segment of the Company’s doctor services business and do not qualify as held-for-sale as of June 30, 2009.
Amendment No. 2 to the TruVision Agreement and Plan of Merger
     On August 10, 2009, the Company entered into Amendment No. 2 (“Amendment”) to the 2005 TruVision™ Agreement and Plan of Merger. The Amendment restructured the Company’s final $4.0 million purchase price installment, which was due to the former TruVision owners during August 2009. The Amendment resulted in the final purchase price installment being increased to $5.4 million, inclusive of interest and penalties, which will be made through quarterly payments of approximately $0.3 million beginning on August 10, 2009 and extending through April 5, 2014. The amount owed is not represented by a promissory note, is not secured and will not accrue interest on a going forward basis.
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
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improved vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. A significant portion of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 71 centers that provide corrective laser surgery, of which 63 are majority owned and 8 centers are minority owned. In its doctor services businesses, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company provides franchise opportunities to independent optometrists under its Vision Source® brand.
     The Company serves surgeons who performed approximately 107,000 and 136,000 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during each of the six months ended June 30, 2009 and 2008, respectively. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data. For additional information regarding the Company’s decline in procedure volume and the direct impact of such decline on the Company’s liquidity, refer to the section Recent Developments – Liquidity, below.
RECENT DEVELOPMENTS
Amendment to the Credit Facility
     On August 3, 2009, the Company announced that it had obtained from its lenders a limited waiver and amendment to the Credit Facility (the “Limited Waiver and Amendment No. 4”). See Note 2, Liquidity, to the unaudited interim consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility for additional details regarding the Limited Waiver and Amendment No. 4.
Investments
     During 2005, the Company acquired a substantial portion of the assets of Kremer Laser Eye (“Kremer”). As of June 30, 2009, Kremer operates three refractive centers, which the Company has an approximate 84% ownership interest, and one ambulatory surgery center, which the Company has a 70% ownership interest. As part of a transfer rights agreement entered on the acquisition date between the Company and the non-controlling holders of Kremer, the non-controlling holders retain options that could require the Company to purchase the remaining non-controlling interest. The first option can be exercised during July 2009 with all remaining options being exercisable during July 2010 and 2012.
     During July 2009, the Company received formal notification from the minority holders of Kremer of their intent to exercise the first option. The option, if exercised, would transfer a portion of the remaining non-controlling interest of Kremer to TLCVision in exchange for approximately $1.9 million due August 2009. If the Company fails to make such payment all remaining options could become exercisable on an accelerated basis. The Company is currently in discussion with the non-controlling interest holders of Kremer to amend the terms of the transfer rights agreement.
Interest Rate Swap Agreements
     Effective July 9, 2009, Citibank and the Company agreed to the early termination of the interest rate swap agreements entered August and December 2007. In consideration for Citibank’s agreement to terminate the interest rate swaps, the Company agreed that the amount due to Citibank as of July 9, 2009 (“Settlement Date”) was $1.6 million (“Settlement Amount”). The Company further agreed that interest on the Settlement Amount will accrue at a default rate from and including the Settlement Date until such date that the Settlement Amount is paid in full. See Note 8, Interest Rate Swap Agreements, to the unaudited interim consolidated financial statements for additional details regarding the interest rate swap agreements.
Ambulatory Surgical Center Disposals
     Subsequent to June 30, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical centers (“ASCs”) for a combined sale price of $2.4 million. The historical results of operations for these ASCs are included in the “other” segment of the Company’s doctor services business and do not qualify as held-for-sale as of June 30, 2009.

Amendment No. 2 to the TruVision Agreement and Plan of Merger
     On August 10, 2009, the Company entered into Amendment No. 2 (“Amendment”) to the 2005 TruVision™ Agreement and Plan of Merger. The Amendment restructured the Company’s final $4.0 million purchase price installment, which was due to the former TruVision owners during August 2009. The Amendment resulted in the final purchase price installment being increased to $5.4 million, inclusive of interest and penalties, which will be made through quarterly payments of approximately $0.3 million beginning on August 10, 2009 and extending through April 5, 2014. The amount owed is not represented by a promissory note, is not secured and will not accrue interest on a going forward basis.
RESULTS OF OPERATIONS
     The following table sets forth certain center and procedure operating data for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	63	68	63	68
Number of minority-owned eye care centers at end of period	8	11	8	11

Number of TLCVision branded eye care centers at end of period	71	79	71	79

Number of laser vision correction procedures:
Majority-owned centers	16,000	22,600	37,400	57,200
Minority-owned centers	3,500	4,500	7,700	10,500

Total TLCVision branded center procedures	19,500	27,100	45,100	67,700
Total access procedures	8,800	11,700	19,800	27,900

Total laser vision correction procedures	28,300	38,800	64,900	95,600

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008
     Total revenues for the three months ended June 30, 2009 were $58.5 million, a decrease of $15.6 million (21%) from revenues of $74.1 million for the three months ended June 30, 2008. The decrease in revenue was primarily attributable to the decline in refractive centers and refractive access procedures, partially offset by higher cataract volume.
     Revenues from refractive centers for the three months ended June 30, 2009 were $26.9 million, a decrease of $12.2 million (31%) from revenues of $39.1 million for the three months ended June 30, 2008. The decrease in revenues from centers resulted primarily from lower center procedure volume, which accounted for a decrease in revenues of approximately $11.0 million. The remaining revenue decline of $1.2 million was the result of decreased revenue per procedure. For the three months ended June 30, 2009, majority-owned center procedures were approximately 16,000, a decrease of 6,600 from 22,600 procedures for the three months ended June 30, 2008. The procedure decline was attributable to the weakened U.S. economy, which has negatively impacted consumer discretionary spending.
     Revenues from doctor services for the three months ended June 30, 2009 were $24.5 million, a decrease of $1.0 million (4%) from revenues of $25.5 million for the three months ended June 30, 2008. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access, partially offset by increases in the Company’s mobile cataract and other segments.
•	Revenues from the Company’s mobile cataract segment for the three months ended June 30, 2009 were $11.3 million, an increase of $0.1 million (1%) from revenues of $11.2 million for the three months ended June 30, 2008. The increase in mobile cataract revenues was due to increased surgical procedure volume of 5% and a higher surgical average sales price of 3%, partially offset by a 49% decline in PHP Foresee unit volume as the weakened U.S. economy continues to limit consumer spending.

•	Revenues from the refractive access services segment for the three months ended June 30, 2009 were $6.0 million, a decrease of $1.7 million (22%) from revenues of $7.7 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, excimer procedures declined by 2,900 (25%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $1.9 million. This decrease was partially offset by a higher average sales price of 4%, which increased revenues by approximately $0.2 million, primarily caused by a 7% increase in higher priced Intralase procedures.

•	Revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended June 30, 2009 were $7.2 million, an increase of $0.5 million (8%) from revenues of $6.7 million for the three months ended June 30, 2008. The increase was primarily driven by an 11% increase in majority-owned procedures primarily led by cataract growth.
     Revenues from eye care for the three months ended June 30, 2009 were $7.0 million, a decrease of $2.5 million (26%) from revenues of $9.5 million for the three months ended June 30, 2008. This decrease was due to the timing of the Vision Source® National Conference, which is an annual optometric conference hosted by the Company’s Vision Source® subsidiary. The 2009 Vision Source® National Conference was hosted during the three months ended March 31, 2009, whereas the 2008 conference did not take place until the three month period ended June 30, 2008. Offsetting this decline was an increase in revenues attributable to a 12% year-over-year increase in optometric franchisee locations.
     Total cost of revenues (excluding amortization expense for all segments) for the three months ended June 30, 2009 was $42.5 million, a decrease of $10.3 million (19%) from the cost of revenues of $52.8 million for the three months ended June 30, 2008.
     The cost of revenues from refractive centers for the three months ended June 30, 2009 was $21.6 million, a decrease of $7.8 million (27%) from cost of revenues of $29.4 million for the three months ended June 30, 2008. This decrease was attributable to a $4.0 million cost of revenue decline related to lower procedure volume, $3.7 million in fixed cost reductions and $0.1 million in decreased variable costs per procedure. Gross margins for centers was 19.9% during the three months ended June 30, 2009, down from prior year gross margin of 24.7% as the Company’s cost saving initiatives could not outweigh the revenue decline caused by the refractive center procedure decline.
     The cost of revenues from doctor services for the three months ended June 30, 2009 was $17.8 million, a decrease of $0.9 million (5%) from cost of revenues of $18.7 million for the three months ended June 30, 2008. Gross margins increased to 27.5% during the three months ended June 30, 2009 from 26.8% in the prior year period. The decrease in cost of revenues was due to the following:
•	The cost of revenues from the Company’s mobile cataract segment for the three months ended June 30, 2009 was $8.1 million, an increase of $0.1 million (1%) from cost of revenues of $8.0 million for the three months ended June 30, 2008. This increase was primarily due to higher cataract procedure volume and higher lens supply costs, partially offset by lower PHP Foresee unit volume.

•	The cost of revenues from the refractive access segment for the three months ended June 30, 2009 was $4.9 million, a decrease of $1.5 million (24%) from cost of revenues of $6.4 million for the three months ended June 30, 2008. This decrease was primarily attributable to $1.6 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $0.1 million primarily associated with higher cost procedures and the mobile Intralase offering.

•	The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended June 30, 2009 was $4.8 million, an increase of $0.5 million (12%) from cost of revenues of $4.3 million for the three months ended June 30, 2008. The increase was caused primarily by the increase in procedures and higher per procedure cataract lens cost.
     The cost of revenues from eye care for the three months ended June 30, 2009 was $3.2 million, a decrease of $1.5 million (33%) from cost of revenues of $4.7 million for the three months ended June 30, 2008. This decrease was due to the timing of the Vision Source® National Conference, as noted earlier. Partially offsetting the decrease due to the National Conference, was an increase in cost of revenues due to the 12% increase in optometric franchisee locations, which required additional operating costs to manage. Gross margins increased to 55.1% during the three months ended June 30, 2009 from 50.1% in the prior year period.
     General and administrative expenses of $6.4 million for the three months ended June 30, 2009 decreased $0.6 million from $7.0 million for the three months ended June 30, 2008. The decrease was primarily related to lower employee related expenses and discretionary spending, partially offset by an unfavorable change in foreign exchange expense related to the Company’s Canadian operations.
     Marketing expenses decreased to $5.5 million for the three months ended June 30, 2009 from $10.2 million for the three months ended June 30, 2008. The $4.7 million decrease was due to a $4.3 million (59%) reduction in refractive center marketing spend, specifically related to external advertising and direct to consumer marketing, in order to reduce costs during the economic downturn.
     Other operating expenses increased to $5.6 million for the three months ended June 30, 2009 from other operating income of $0.4 million for the three months ended June 30, 2008. The $6.0 million unfavorable change was primarily related to center closing costs of $0.4 million, employee severance expense of $2.3 million and $2.9 million of financial and legal advisor expenses incurred during the three months ended June 30, 2009.
     Interest expense increased to $2.5 million for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008. This $0.1 million increase was primarily due to higher borrowings under the Credit Facility. The average interest rate for the three months ended June 30, 2009 and 2008 was approximately 8.0% and 9.3%, respectively, which includes the impact of deferred loan costs and other fees.
     Earnings from equity investments were $0.4 million for the three months ended June 30, 2009 compared to losses of ($0.3) million for the three months ended June 30, 2008. The losses during the three months ended June 30, 2008 were primarily caused by equity losses generated in the Company’s Laser Eye Centers of California (“LECC”) investment. Under the equity method of accounting, such losses did not recur during the three months ended June 30, 2009 as the investment balance in LECC was reduced to zero due to the cumulative effect of historical losses incurred.
     For the three months ended June 30, 2009, the Company recognized income tax expense of $0.3 million, which was determined using an estimate of the Company’s 2009 total annual tax expense based on the forecasted taxable income for the full year. For the three months ended June 30, 2008, the Company recognized income tax expense of $0.3 million.
     Net income attributable to noncontrolling interest decreased to $2.4 million for the three months ended June 30, 2009 from $3.1 million for the three months ended June 30, 2008 primarily due to lower profits in non-wholly owned entities, more specifically in the Company’s eye care segment due to the previously noted timing of the Vision Source National Conference.
     Net loss attributable to TLC Vision Corporation for the three months ended June 30, 2009 was ($6.9) million, or ($0.14) per basic and diluted share, compared to ($2.2) million, or ($0.04) per basic and diluted share, for the three months ended June 30, 2008.
SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008
     Total revenues for the six months ended June 30, 2009 were $127.9 million, a decrease of $36.6 million (22%) from revenues of $164.5 million for the six months ended June 30, 2008. The decrease in revenue was primarily attributable to the decline in refractive centers and refractive access procedures, partially offset by higher cataract volume and growth in eye care.
     Revenues from refractive centers for the six months ended June 30, 2009 were $62.9 million, a decrease of $35.1 million (36%) from revenues of $98.0 million for the six months ended June 30, 2008. The decrease in revenues from refractive centers resulted primarily from lower center procedure volume, which accounted for a decrease in revenues of approximately $32.8 million. The remaining revenue decline of $2.3 million was the result of decreased revenue per procedure. For the six months ended June 30, 2009, majority-owned center procedures were approximately 37,400, a decrease of 19,800 from 57,200 procedures for the six months ended June 30, 2008. The procedure decline was attributable to the weakened U.S. economy, which has negatively impacted consumer discretionary spending, and the closure of three underperforming centers since December 31, 2008.
     Revenues from doctor services for the six months ended June 30, 2009 were $48.0 million, a decrease of $2.6 million (5%) from revenues of $50.6 million for the six months ended June 30, 2008. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access, partially offset by increases in the Company’s mobile cataract and other segments.
•	Revenues from the Company’s mobile cataract segment for the six months ended June 30, 2009 were $20.8 million, an increase of $0.4 million (2%) from revenues of $20.4 million for the six months ended June 30, 2008. The increase in mobile cataract revenues was due to increased surgical procedure volume of 3% and a slightly higher surgical average sales price of 4%, partially offset by 40% decline in PHP Foresee unit volume as the weakened U.S. economy continues to limit consumer spending.

•	Revenues from the refractive access services segment for the six months ended June 30, 2009 were $13.5 million, a decrease of $4.5 million (25%) from revenues of $18.0 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, excimer procedures declined by 8,100 (29%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $5.2 million. This decrease was partially offset by a higher average sales price of 6%, which increased revenues by approximately $0.7 million, primarily caused by a 15% increase in higher priced Intralase procedures.

•	Revenues from the Company’s businesses that manage cataract and secondary care centers for the six months ended June 30, 2009 were $13.7 million, an increase of $1.4 million (12%) from revenues of $12.3 million for the six months ended June 30, 2008. The increase was primarily driven by an 13% increase in majority-owned procedures primarily led by cataract growth.
     Revenues from eye care for the six months ended June 30, 2009 were $16.9 million, an increase of $1.1 million (7%) from revenues of $15.8 million for the six months ended June 30, 2008. This increase was due to a 12% year-over-year increase in optometric franchisee locations.
     Total cost of revenues (excluding amortization expense for all segments) for the six months ended June 30, 2009 was $91.6 million, a decrease of $19.5 million (18%) from the cost of revenues of $111.1 million for the six months ended June 30, 2008.
     The cost of revenues from refractive centers for the six months ended June 30, 2009 was $47.6 million, a decrease of $19.2 million (29%) from cost of revenues of $66.8 million for the six months ended June 30, 2008. This decrease was attributable to a $11.5 million cost of revenue decline related to lower procedure volume and $8.0 million in fixed cost reductions, partially offset by $0.3 million in increased variable costs per procedure. Gross margins for centers was 24.3% during the six months ended June 30, 2009, down from prior year gross margin of 31.9% as the Company’s cost saving initiatives could not outweigh the revenue decline caused by the refractive center procedure decline.
     The cost of revenues from doctor services for the six months ended June 30, 2009 was $36.1 million, a decrease of $0.7 million (2%) from cost of revenues of $36.8 million for the six months ended June 30, 2008. Gross margins decreased to 24.9% during the six months ended June 30, 2009 from 27.2% in the prior year period. The decrease in cost of revenues was due to the following:
•	The cost of revenues from the Company’s mobile cataract segment for the six months ended June 30, 2009 was $15.4 million, an increase of $0.5 million (3%) from cost of revenues of $14.9 million for the six months ended June 30, 2008. This increase was primarily due to higher cataract procedure volume and higher lens supply costs, partially offset by lower PHP Foresee unit volume.

•	The cost of revenues from the refractive access segment for the six months ended June 30, 2009 was $11.2 million, a decrease of $2.5 million (19%) from cost of revenues of $13.7 million for the six months ended June 30, 2008. This decrease was primarily attributable to $4.0 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $1.5 million primarily associated with higher cost procedures and the mobile Intralase offering.

•	The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the six months ended June 30, 2009 was $9.6 million, an increase of $1.4 million (17%) from cost of revenues of $8.2 million for the six months ended June 30, 2008. The increase was caused primarily by the increase in cataract procedures and higher per procedure cataract lens cost.
     Cost of revenues from eye care for the six months ended June 30, 2009 were $7.9 million, an increase of $0.4 million (5%) from cost of revenues of $7.5 million for the six months ended June 30, 2008. This increase was due to additional costs associated with the 2009 Vision Source® National Conference due to higher attendance and a year-over-year increase in optometric franchisee locations requiring additional cost to support.
     General and administrative expenses of $12.3 million for the six months ended June 30, 2009 decreased $3.1 million from $15.4 million for the six months ended June 30, 2008. The decrease was primarily related to lower employee related expenses, professional fees and discretionary spending, partially offset by an unfavorable change in foreign exchange expense related to the Company’s Canadian operations.
     Marketing expenses decreased to $12.3 million for the six months ended June 30, 2009 from $21.9 million for the six months ended June 30, 2008. The $9.6 million decrease was due to a $9.1 million (57%) reduction in refractive center marketing spend, specifically related to external advertising and direct to consumer marketing, in order to reduce costs during the economic downturn.
     Other operating expenses increased to $8.2 million for the six months ended June 30, 2009 from other operating income of $0.6 million for the six months ended June 30, 2008. The $8.8 million unfavorable change was primarily related to center closing costs of $0.7 million, employee severance expense of $2.5 million and $5.0 million of financial and legal advisor expenses incurred during the six months ended June 30, 2009.
     Interest expense increased to $5.6 million for the six months ended June 30, 2009 from $4.9 million for the six months ended June 30, 2008. This $0.7 million increase was primarily due to higher borrowings under the Credit Facility. The average interest rate for the six months ended June 30, 2009 and 2008 was approximately 9.0% and 9.2%, respectively, which includes the impact of deferred loan costs and other fees.
     Earnings from equity investments were $0.8 million for the six months ended June 30, 2009 compared to losses of ($0.1) million for the six months ended June 30, 2008. The losses during the six months ended June 30, 2008 were primarily caused by equity losses generated in the Company’s Laser Eye Centers of California (“LECC”) investment. Under the equity method of accounting, such losses did not recur during the six months ended June 30, 2009 as the investment balance in LECC was reduced to zero due to the cumulative effect of historical losses incurred.
     For the six months ended June 30, 2009, the Company recognized income tax expense of $0.5 million, which was determined using an estimate of the Company’s 2009 total annual tax expense based on the forecasted taxable income for the full year. For the six months ended June 30, 2008, the Company recognized income tax expense of $0.7 million.
     Net income attributable to noncontrolling interest decreased to $5.4 million for the six months ended June 30, 2009 from $5.9 million for the six months ended June 30, 2008 primarily due to lower profits in non-wholly owned entities, more specifically in the Company’s less than majority-owned refractive centers.
     Net loss attributable to TLC Vision Corporation for the six months ended June 30, 2009 was ($8.2) million, or ($0.16) per basic and diluted share, compared to net income of $3.9 million, or $0.08 per basic and diluted share, for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets during 2008 limited the ability of companies such as TLCVision to access the capital markets. The economic recession in the United States continues to impact the Company’s operations, resulting in a decline in the demand for refractive surgery and financial performance. The Company incurred losses attributable to TLC Vision Corporation of $8.2 million for the six months ended June 30, 2009 compared to earnings of $3.9 million for the six months ended June 30, 2008. As a result, the Company’s liquidity continued to be constrained during 2009.
     Beginning in early 2008, in response to the deteriorating economic environment, the Company implemented a series of initiatives to reduce its costs of operation to levels commensurate with the new lower level of refractive procedures. The Company continues to evaluate and implement cost reduction and cash generation initiatives, including the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes. During the six months ended June 30, 2009, the Company closed three majority owned refractive centers, which performed approximately 400 and 800 refractive procedures during the six months ended June 30, 2009 and 2008, respectively.
     Due to the decline in customer demand during the previous twelve months, and the resulting decline in sales, the Company’s deteriorating financial performance resulted in the Company’s inability to comply with its primary financial covenants under its Credit Facility as of December 31, 2008, March 31, 2009 and June 30, 2009.
     As of June 30, 2009, the Company failed to make various mandatory payments under its Credit Facility and related amendments. Such payments included interest on the term and revolving credit advances of $0.2 million and principal payments on term advances of $0.2 million. As a result of these and certain other defaults under the Credit Facility, the Company and its lenders entered into a Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, dated June 5, 2009 (the “Limited Waiver, Consent and Amendment No. 3”) and the Limited Waiver and Amendment No. 4. See Note 2, Liquidity, to the unaudited interim consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility for additional details regarding the Limited Waiver, Consent and Amendment No. 3 and the Limited Waiver and Amendment No. 4.
     Given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 beyond the current waiver period unless amended, all term borrowings aggregating $76.7 million under the Credit Facility have been recorded as current liabilities as of June 30, 2009 and December 31, 2008. Accordingly, at June 30, 2009 and December 31, 2008, the Company has working capital deficiencies of approximately $103.1 million and $99.5 million, respectively. The Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility during the six months ended June 30, 2009, which reduced the open availability under the Credit Facility to approximately $0.5 million at June 30, 2009.
     The Company will likely continue to incur narrow operating losses in 2009, and its liquidity will likely remain constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure. There can be no assurances that the lenders will grant such restructuring, waivers or amendments on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business, the Company may need to seek to modify the terms of its debts through court reorganization proceedings to allow it, among other things, to reorganize its capital structure.

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
Credit Facility
     The Company obtained a $110.0 million credit facility (“Credit Facility”) during June 2007, which is secured by substantially all of the assets of the Company and consisting of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of June 30, 2009, $76.7 million was outstanding on this portion of the facility.
•	A revolving credit facility, totaling $25.0 million with a five-year term. As of June 30, 2009, the Company had $23.4 million outstanding under this portion of the facility and outstanding letters of credit totaling approximately $1.1 million. Accordingly, availability under the revolving credit facility is $0.5 million at June 30, 2009.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin, which at June 30, 2009 was 4.00% for prime rate borrowings and 5.00% for LIBOR borrowings. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     As a result of certain events of default and the June 30, 2009 expiration of the Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, as described in further detail below, the LIBOR advances with interest periods ending on or after June 30, 2009 automatically converted to prime rate advances at the end of such interest periods.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008, March 31, 2009 and June 30, 2009, the Company was unable to satisfy various financial covenants.
     On June 8, 2009, the Company announced that it obtained from its lenders a Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, dated June 5, 2009 and continuing through June 30, 2009. The Limited Waiver, Consent and Amendment No. 3 provided, among other things, a limited waiver expiring June 30, 2009 of certain defaults, amended certain terms of the Credit Agreement, consented to the dissolution of several inactive subsidiaries, provided for the payment by the Company of certain fees and expenses incurred by the lenders, delayed mandatory payment of $1.4 million of principal arising from a tax refund, and released any claims the Company may have had against the lenders.
     As of June 30, 2009, the Company failed to make various mandatory payments under its Credit Facility and related amendments. Such payments included interest on the term and revolving credit advances of $0.2 million and principal payments on term advances of $0.2 million.
     On August 3, 2009, the Company announced that it obtained from its lenders a Limited Waiver and Amendment No. 4 to Credit Agreement, dated June 30, 2009. The Limited Waiver and Amendment No. 4, among other things, provides a limited waiver through September 9, 2009 of certain defaults and provides that lenders will, until September 9, 2009, forbear from exercising their rights arising out of the non-payment of certain principal, interest and other payments previously due. The amendment also amends certain terms of the Credit Agreement, provides for the accrual of default interest at an additional 2% per annum over otherwise applicable rates and releases any claims the Company may have had against the lenders.

CASH PROVIDED BY OPERATING ACTIVITIES
     Net cash provided by operating activities was $4.5 million for the six months ended June 30, 2009. The cash flows provided by operating activities during the six months ended June 30, 2009 were primarily comprised of the $2.8 million net loss plus non-cash items including depreciation and amortization of $8.0 million.
CASH USED IN INVESTING ACTIVITIES
     Net cash used in investing activities was $4.1 million for the six months ended June 30, 2009. The cash used in investing activities included capital expenditures of $0.8 million and acquisitions and investments of $4.8 million. These cash outflows were partially offset by $1.1 million of distributions and loan payments received from equity investments and proceeds from the sales of fixed assets of $0.2 million.
CASH PROVIDED BY FINANCING ACTIVITIES
     Net cash provided by financing activities was $9.2 million for the six months ended June 30, 2009. Net cash provided during this period was primarily related to proceeds from debt financing of $18.0 million, principally due to Company borrowing against its revolving credit facility. Partially offsetting the cash provided by financing activities were cash outflows due to restricted cash movement of $0.9 million, principal payments of debt of $2.9 million and distributions to noncontrolling interests of $4.9 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
     The Company has invested in various companies, some of which are in development stages. The investments in development stage companies are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. The Company could lose its various investments in development stage companies. As of June 30, 2009 and December 31, 2008, the Company had investments and other long-term assets of $4.3 million in development stage companies.
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
     As of June 30, 2009 and December 31, 2008, the outstanding notional amounts of the interest rate swaps were $52 million and $59 million, respectively, and the Company has recorded gross liabilities of $1.6 million and $1.5 million, respectively, to recognize the fair value of the interest derivatives. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of June 30, 2009, the Company recorded an offset to its interest rate swap liability of $0.4 million to account for its credit risk. The net offset is recorded in accumulated other comprehensive income, as the instruments have been designated as qualifying cash flow hedges.
     Effective July 9, 2009, Citibank and the Company agreed to the early termination of the interest rate swap agreements entered August and December 2007. In consideration for Citibank’s agreement to terminate the interest rate swaps, the Company agreed that the amount due to Citibank as of July 9, 2009 (“Settlement Date”) was $1.6 million (“Settlement Amount”). The Company further agreed that interest on the Settlement Amount will accrue at a default rate from and including the Settlement Date until such date that the Settlement Amount is paid in full. See

Note 8, Interest Rate Swap Agreements, to the unaudited interim consolidated financial statements for additional details regarding the interest rate swap agreements.
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
     The Company’s annual meeting of shareholders was held on June 19, 2009. At the annual meeting, shareholders of the Company voted on the following proposals: (a) to elect seven directors for the ensuing year; (b) to approve amending and restating the TLC Vision Corporation Amended and Restated Share Option Plan in its entirety as the TLC Vision Corporation 2009 Long-Term Incentive Plan; (c) to approve a one-time option exchange program for employees other than directors and executive officers; and (d) to appoint Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors.
     With respect to the election of directors, all of the following directors were elected:
Michael D. DePaolis, O.D.
Jay T. Holmes
Gary F. Jonas
Olden C. Lee
Richard L. Lindstrom, M.D.
Warren S. Rustand
Toby S. Wilt
     With respect to the approval amending and restating the TLC Vision Corporation Amended and Restated Share Option Plan in its entirety as the TLC Vision Corporation 2009 Long-Term Incentive Plan, the following votes were cast:

Votes in Favor	Votes Against
14,168,099	937,530
     With respect to the approval of a one-time option exchange program for employees other than directors and executive officers amending, the following votes were cast:

Votes in Favor	Votes Against
11,046,066	4,065,465

     With respect to the resolution regarding appointment of Ernst & Young LLP as auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors, the following votes were cast:

Votes in Favor	Votes Against
34,354,173	1,433,468

ITEM 5.	OTHER INFORMATION
     Not applicable.

ITEM 6.	EXHIBITS
10.1	Limited Waiver and Amendment No. 2 to Credit Agreement dated as of March 31, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.)

10.2	Limited Waiver, Consent and Amendment No. 3 to Credit Agreement dated as of June 5, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 9, 2009.)

10.3	Limited Waiver, Consent and Amendment No. 4 to Credit Agreement dated as of June 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 5, 2009.)

10.4	Amendment No. 2, entered August 10, 2009, to Agreement and Plan of Merger, dated as of October 27, 2005, by and among TruVision, Inc., TLC Wildcard Corp., TLC Vision Corporation, TLC Vision (USA) Corporation and Lindsay T. Atwood.

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Chief Restructuring Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.3	Chief Restructuring Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.4	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By:	/s/ Warren S. Rustand
Warren S. Rustand
Chairman of the Board August 14, 2009

By:	/s/ James B. Tiffany
James B. Tiffany
Chief Operating Officer August 14, 2009

By:	/s/ Michael F. Gries
Michael F. Gries
Chief Restructuring Officer August 14, 2009

By:	/s/ William J. McManus
William J. McManus
Interim Chief Financial Officer August 14, 2009

EXHIBIT INDEX

No.	Description

10.1	Limited Waiver and Amendment No. 2 to Credit Agreement dated as of March 31, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.)

10.2	Limited Waiver, Consent and Amendment No. 3 to Credit Agreement dated as of June 5, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 9, 2009.)

10.3	Limited Waiver, Consent and Amendment No. 4 to Credit Agreement dated as of June 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 5, 2009.)

10.4	Amendment No. 2, entered August 10, 2009, to Agreement and Plan of Merger, dated as of October 27, 2005, by and among TruVision, Inc., TLC Wildcard Corp., TLC Vision Corporation, TLC Vision (USA) Corporation and Lindsay T. Atwood.

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Chief Restructuring Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.3	Chief Restructuring Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.4	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350