Form 10-Q
period 2009-09-30
TLC VISION CORP
filed 2009-11-16
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes ☑ No
     As of November 13, 2009 there were 50,565,219 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (In thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues:
Refractive centers	$22,197	$28,516	$85,145	$126,540
Doctor services	22,216	22,634	70,264	73,225
Eye care	7,212	6,384	24,097	22,221

Total revenues	51,625	57,534	179,506	221,986

Cost of revenues (excluding amortization expense shown below):
Refractive centers	17,510	22,245	65,140	89,011
Doctor services	16,371	16,618	52,462	53,439
Eye care	3,491	2,596	11,413	10,109

Total cost of revenues (excluding amortization expense shown below)	37,372	41,459	129,015	152,559

Gross profit	14,253	16,075	50,491	69,427

General and administrative	5,679	6,848	18,007	22,201
Marketing and sales	4,948	9,448	17,285	31,308
Amortization of intangibles	583	799	1,748	2,432
Impairment of goodwill, intangibles and other long-term assets	496	1,500	496	1,500
Other expense (income), net	6,471	(147)	14,617	(703)

	18,177	18,448	52,153	56,738

Operating (loss) income	(3,924)	(2,373)	(1,662)	12,689

Interest income	—	122	168	548
Interest expense	(4,118)	(2,577)	(9,681)	(7,467)
Earnings from equity investments	230	467	1,022	365

(Loss) income before income taxes	(7,812)	(4,361)	(10,153)	6,135
Income tax expense	(176)	(218)	(660)	(950)

Net (loss) income	(7,988)	(4,579)	(10,813)	5,185
Less: Net income attributable to noncontrolling interest	2,057	2,132	7,415	8,024

Net loss attributable to TLC Vision Corporation	$(10,045)	$(6,711)	$(18,228)	$(2,839)

Net loss per share attributable to TLC Vision Corporation:
Basic	$(0.20)	$(0.13)	$(0.36)	$(0.06)

Diluted	$(0.20)	$(0.13)	$(0.36)	$(0.06)

Weighted average number of common shares outstanding:
Basic	50,565	50,345	50,550	50,292
Diluted	50,565	50,345	50,550	50,292
See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,153	$4,492
Accounts receivable, net	16,517	16,870
Prepaid expenses, inventory and other	11,889	14,214

Total current assets	41,559	35,576

Restricted cash	1,000	—
Investments and other assets, net	9,279	11,694
Goodwill	26,755	28,570
Other intangible assets, net	8,252	10,628
Fixed assets, net	43,227	50,514

Total assets	$130,072	$136,982

LIABILITIES
Current liabilities:
Accounts payable	$14,094	$17,897
Accrued liabilities	24,444	28,076
Current maturities of long-term debt (including debt in default of $100.1 million and $82.7 million at September 30, 2009 and December 31, 2008, respectively)	106,644	89,081

Total current liabilities	145,182	135,054

Long-term debt, less current maturities	14,891	16,500
Other long-term liabilities	6,772	5,444

Total liabilities	166,845	156,998

STOCKHOLDERS’ DEFICIT
TLC Vision Corporation stockholders’ deficit:
Common shares, no par value; unlimited number authorized	339,809	339,112
Option and warrant equity	745	745
Accumulated other comprehensive loss	—	(1,545)
Accumulated deficit	(391,886)	(373,658)

Total TLC Vision Corporation stockholders’ deficit	(51,332)	(35,346)
Noncontrolling interest	14,559	15,330

Total stockholders’ deficit	(36,773)	(20,016)

Total liabilities and stockholders’ deficit	$130,072	$136,982

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(10,813)	$5,185
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	11,955	14,845
Impairment of goodwill, intangibles and other long-term assets	496	1,500
Earnings from equity investments	(1,022)	(365)
Net gain on sales and disposals of fixed assets	(303)	(397)
Loss (gain) on business divestitures	1,594	(139)
Non-cash compensation expense	675	1,101
Write-down of inventory	720	—
Other	595	459
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(117)	(1,016)
Prepaid expenses, inventory and other current assets	1,164	(963)
Accounts payable and accrued liabilities	659	1,847

Cash provided by operating activities	5,603	22,057

INVESTING ACTIVITIES
Purchases of fixed assets	(1,259)	(2,785)
Proceeds from sales of fixed assets	534	774
Distributions and loan payments received from equity investments	1,564	1,682
Acquisitions and equity investments	(5,038)	(8,332)
Divestitures of businesses and other investments	2,181	1,128
Other	(61)	(72)

Cash used in investing activities	(2,079)	(7,605)

FINANCING ACTIVITIES
Restricted cash (increase) decrease	(1,000)	1,101
Principal payments of debt financing and capital leases	(4,024)	(25,818)
Proceeds from debt financing	17,971	13,784
Capitalized debt costs	(78)	(534)
Distributions to noncontrolling interests	(7,754)	(7,724)
Proceeds from issuances of common stock	22	309

Cash provided by (used in) financing activities	5,137	(18,882)

Net increase (decrease) in cash and cash equivalents during the period	8,661	(4,430)
Cash and cash equivalents, beginning of period	4,492	12,925

Cash and cash equivalents, end of period	$13,153	$8,495

See the accompanying notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 filed by TLC Vision Corporation (“Company” or “TLCVision”) with the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. The consolidated financial statements as of December 31, 2008 and unaudited interim consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
     A significant portion of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 70 centers that provide corrective laser surgery, of which 62 are majority owned and 8 centers are minority owned. In its doctor services business, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company primarily provides franchise opportunities to independent optometrists under its Vision Source® brand.
     In the third quarter of 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. These changes and the Codification itself do not change GAAP other than the manner in which new accounting guidance is referenced. The adoption of these changes had no impact on the Company’s financial statements.
     Effective January 1, 2009, the Company adopted the FASB’s guidance (ASC 810) regarding presentation of noncontrolling interests, previously referred to as minority interest, which has been changed on the Consolidated Balance Sheets to be reflected as a component of total stockholders’ deficit and on the Consolidated Statements of Operations to be a specific allocation of net income (loss). Amounts reported or included in prior periods remain unchanged, but have been revised to conform with the current period presentation. Loss per share continues to be based on losses attributable to TLC Vision Corporation.
     Effective January 1, 2009, the Company adopted the FASB’s guidance (ASC 815) intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The guidance encourages, but does not require, comparative disclosures for periods prior to its initial adoption. The Company’s adoption of the guidance did not have a material impact on the financial statements.

     During the second fiscal quarter of 2009, the Company adopted the FASB’s guidance (ASC 855) establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the FASB’s guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company performed an evaluation of subsequent events through November 16, 2009, the date which the financial statements were issued, and has made disclosures of all material subsequent events in the Notes to the Unaudited Interim Consolidated Financial Statements.
2. LIQUIDITY
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets during 2008 limited the ability of companies such as TLCVision to access the capital markets. The economic recession in the United States continues to impact the Company’s operations, resulting in a decline in the demand for refractive surgery and financial performance. The Company incurred losses attributable to TLC Vision Corporation of $18.2 million for the nine months ended September 30, 2009 compared to $2.8 million for the nine months ended September 30, 2008. As a result, the Company’s liquidity continued to be significantly constrained during 2009.
     Beginning in early 2008, in response to the deteriorating economic environment, the Company implemented a series of initiatives to reduce its costs of operation to levels commensurate with the new lower level of refractive procedures anticipated in fiscal 2008 and 2009. The Company continues to evaluate and implement cost reduction and cash generation initiatives, including the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes. During the nine months ended September 30, 2009, the Company closed four majority-owned refractive centers, which performed approximately 400 and 1,000 refractive procedures during the nine months ended September 30, 2009 and 2008, respectively. During the quarter ended September 30, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical centers for a combined net sale price of $2.2 million. The divested ambulatory surgical centers performed 5,500 and 7,500 surgical procedures during the nine months ended September 30, 2009 and 2008, respectively.
     Due to the decline in customer demand during the trailing twelve month period, and the resulting decline in sales, the Company’s deteriorating financial performance resulted in the Company’s inability to comply with its primary financial covenants under its Credit Facility as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. Furthermore, the Company ceased making principal and interest payments under the Credit Facility subsequent to June 30, 2009.
     As a result of the inability to comply with the primary financial covenants, the Company has received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the nine months ended September 30, 2009. All waivers, consents and amendments to the Credit Agreement are filed with the SEC as exhibits to Current Reports on Form 8-K. The following were dated during the quarter ended September 30, 2009:
•	On September 10, 2009, the Company announced that it obtained from its lenders a Limited Waiver and Amendment No. 5 to the Credit Agreement, dated as of September 8, 2009, which among other things, provided a limited waiver through September 30, 2009 of specified defaults and provided that the lenders would, until October 1, 2009, forbear from exercising their rights arising out of the non-payment of certain principal, interest and other payments previously due.

•	On October 1, 2009, the Company announced that it had secured from its lenders an extension to October 13, 2009 of the previously announced Limited Waiver and Amendment No. 5 with respect to its Credit Facility that expired on September 30, 2009, along with a forbearance with respect to certain payment obligations under the Credit Agreement. The extension and forbearance agreement is contained in a limited waiver, dated as of September 30, 2009, which among other things, provided a limited waiver through October 13, 2009 of specified defaults, extended the time for payment of certain principal, interest and other payments previously due and provided that the lenders holding a majority amount of the Credit Agreement could, in their sole discretion, extend the waiver period to October 30, 2009.
     Refer to Note 24, Subsequent Events, for additional information regarding waivers, amendments and consents dated subsequent to September 30, 2009.
     As of September 30, 2009, the Company failed to make various mandatory payments under its Credit Agreement and related amendments. Such payments included interest on the term and revolving credit advances of $2.8 million, principal payments on term advances of $0.4 million and $1.4 million of other mandatory payments.
     Given the aforementioned payment defaults, and that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 beyond the current waiver period unless amended, all term borrowings aggregating $76.7 million under the Credit Facility have been recorded as current liabilities as of September 30, 2009 and December 31, 2008. Accordingly, at September 30, 2009 and December 31, 2008, the Company has working capital deficiencies of approximately $103.6 million and $99.5 million, respectively.
     The Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility during the nine months ended September 30, 2009, which reduced the open availability under the Credit Facility to approximately $0.6 million at September 30, 2009. The outstanding balance of $23.4 million under the revolving portion of the Credit Facility is also recorded as a current liability as of September 30, 2009.
     The Company will likely continue to incur operating losses in 2009 and its liquidity will likely remain constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure. There can be no assurances that the lenders will grant such restructuring, waivers or amendments on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business, the Company may need to seek to modify the terms of its debts through court reorganization proceedings to allow it, among other things, to reorganize its capital structure.
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
3. NASDAQ STOCK MARKET COMPLIANCE
     On September 16, 2009, the Company received letters from the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the Company’s common stock did not maintain a minimum value requirement of publicly held shares of $15 million (“MVPHS Rule”) and the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement (“Minimum Bid Price Rule”) for continued inclusion on the NASDAQ Stock Market. The Company will be provided until December 15, 2009 to obtain compliance with the MVPHS Rule and until March 15, 2010 to regain compliance with the Minimum Bid Price Rule.
     The NASDAQ letters state that if, at any time before December 15, 2009, the minimum value of publicly held shares of the Company’s common stock is $15 million or more for a minimum of 10 consecutive business days, NASDAQ staff will provide written notification that the Company has achieved compliance with the MVPHS Rule and if, at any time before March 15, 2010, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff will provide written notification that the Company has achieved compliance with the Minimum Bid Price Rule.

     The NASDAQ letters also state that, if the Company does not regain compliance with the MVPHS Rule by December 15, 2009, or the Minimum Bid Price Rule by March 15, 2010, NASDAQ staff will provide written notification that the Company’s securities will be delisted. At that time, the NASDAQ Marketplace Rules would permit the Company to appeal the NASDAQ staff’s determination to delist its securities to a NASDAQ Listing Qualifications Panel.
     The NASDAQ letters of September 16, 2009 have no effect on the listing of the Company’s common stock at September 30, 2009.
4. ACQUISITIONS AND INVESTMENTS
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the nine months ended September 30, 2009 and 2008, the Company made investments of $5.0 million and $8.3 million, respectively, to acquire or invest in multiple entities, none of which was individually material. Included in acquisition and equity investments are cash payments during 2009 and 2008 of approximately $4.0 million and $6.6 million, respectively, related to the Company’s 2005 TruVision™ acquisition, which were included in the initial purchase price allocation.
     During 2005, the Company acquired a substantial portion of the assets of Kremer Laser Eye (“Kremer”). As of September 30, 2009, Kremer operates three refractive centers, which the Company has an approximate 84% ownership interest, and one ambulatory surgery center, which the Company has a 70% ownership interest. As part of a transfer rights agreement entered on the acquisition date between the Company and the minority holders of Kremer, the minority holders retain options that could require the Company to purchase the remaining noncontrolling interest. The first option was exercisable during July 2009 with all remaining options being exercisable during July 2010 and 2012.
     During July 2009, the Company received formal notification from the minority holders of Kremer of their intent to exercise the first option. The option, if exercised, would transfer a portion of the remaining noncontrolling interest of Kremer to TLCVision in exchange for approximately $1.9 million payable August 2009. If the Company failed to make such payment all remaining options could become exercisable on an accelerated basis.
     During August 2009, the Company and the minority holders of Kremer executed a limited forbearance and third amendment to the transfer rights agreement (“Amendment and Forbearance”). The Amendment and Forbearance, among other things, granted the Company temporary forbearance of the $1.9 million payable, waived the minority holders’ ability during the forbearance period to force acceleration of the remaining options, required the Company to make an immediate payment to the minority holders of $0.3 million and accelerated the third option date from July 2012 to July 2011. The payment of $0.3 million was recorded as other expense during the three months ended September 30, 2009 in the Company’s Unaudited Interim Consolidated Statement of Operations.
     Effective October 13, 2009, the forbearance period expired allowing the minority holders of Kremer the right to exercise all options under the amended transfer rights agreement. As of November 16, 2009, such right has not been exercised.
5. DIVESTITURES
     During the quarter ended September 30, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical centers for a combined net sale price of $2.2 million, resulting in a net loss on divestiture of $1.6 million included in other expenses on the Company’s Consolidated Statements of Operations. The historical results of operations for these ambulatory surgical centers are included in the “other” segment of the Company’s doctor services business. The net loss on divestiture includes a $1.8 million non-cash write-off of goodwill existing at the time of disposal.
6. INVENTORY AND OTHER ASSETS
     During the quarter ended September 30, 2009, management explored terminating the Foresee Preferential Hyperacuity Perimeter (Foresee PHP®) system distribution rights between the Company and Notal Vision®, an entity in which the Company holds a minority investment. The distribution rights allow the Company to sell the

Foresee PHP® system, manufactured by Notal Vision®, as a component of the Company’s cataract access reporting segment. During the nine months ended September 30, 2009, revenues generated from sales of the Foresee PHP® system were $1.4 million, a decline of $0.6 million compared to the nine months ended September 30, 2008.
     Given the recent decline in revenues and profits generated from sales of the Foresee PHP® system, the Company and Notal Vision® mutually agreed to transfer the distribution rights to a third party subsequent to September 30, 2009. As a result, the Company determined at September 30, 2009 that approximately $0.7 million of remaining nontransferable Foresee PHP® inventory was impaired and thus recorded a charge for this amount in costs of revenue during the three months ended September 30, 2009 in the Company’s Unaudited Interim Consolidated Statement of Operations.
7. RESTRICTED CASH
     As of September 30, 2009, the Company had $1.0 million of restricted cash to guarantee outstanding bank letters of credit for leases. As of December 31, 2008, the Company had no restricted cash.
8. INTANGIBLE ASSETS
     During the quarter ended September 30, 2009, the Company recorded a $0.5 million impairment charge in its refractive centers segment to eliminate a trade name intangible, which had a fair value of zero dollars. The Company ceased use of the trade name and does not intend to use it in future operations.
9. ACCRUED AND OTHER LONG-TERM LIABILITIES
     TruVision™ Liability
     As of June 30, 2009, accrued liabilities included $4.0 million due to the former owners of TruVision™ as part of the amended 2005 merger agreement. On August 10, 2009, the Company entered into Amendment No. 2 (“Amendment”) to the 2005 TruVision™ Agreement and Plan of Merger. The Amendment restructured the Company’s final $4.0 million purchase installment, which was due to the former TruVision™ owners during August 2009.
     The Amendment resulted in the final purchase installment being increased to an unsecured $5.4 million payable, inclusive of interest and penalties, which will be made through quarterly payments of approximately $0.3 million beginning on August 10, 2009 and extending through April 5, 2014. The amount owed is not represented by a promissory note, is not secured and will not accrue interest on a going forward basis. As of September 30, 2009, accrued and other long-term liabilities include $0.9 million and $3.3 million, respectively, representing the balances owed, net of imputed interest, under the restructured TruVision™ Agreement and Plan of Merger.
     As of November 16, 2009, the Company was unable to make a $0.3 million scheduled payment due October 5, 2009 as part of the restructured TruVision™ Agreement and Plan of Merger.
10. DEFERRED REVENUES
     The Company offers an extended lifetime warranty, i.e. the TLC Lifetime Commitment, at a separately priced fee to customers selecting a certain lower base priced surgical procedure. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of retreatment volume, which are based on historical warranty claim activity. The Company’s deferred revenue balance was $0.8 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively.

11. DEBT
     Debt consists of:

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Senior term loan; weighted average interest rate of 9.25% and 8.76% at September 30, 2009 and December 31, 2008, respectively	$76,660	$76,667

Revolving credit facility, weighted average interest rate of 9.25% and 6.60% at September 30, 2009 and December 31, 2008, respectively	23,400	6,000

Capital lease obligations, payable through 2013, interest at various rates	12,457	14,176

Sale-leaseback debt — interest imputed at 6.25%, due through October 2016, collateralized by building (Cdn $6.2 million and Cdn $6.7 million at September 30, 2009 and December 31, 2008, respectively)	5,712	5,453

Other	3,306	3,285

	121,535	105,581

Less current portion	106,644	89,081

	$14,891	$16,500

     The Company obtained a $110.0 million credit facility (“Credit Facility”) during June 2007, which is secured by substantially all of the assets of the Company and consisting of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of September 30, 2009, $76.7 million was outstanding on this portion of the facility.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of September 30, 2009, the Company had $23.4 million outstanding under this portion of the facility and outstanding letters of credit totaling approximately $1.0 million. Accordingly, availability under the revolving credit facility is $0.6 million at September 30, 2009.
     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin. As a result of certain events of default and the June 30, 2009 expiration of the Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, the LIBOR advances with interest periods ending on or after June 30, 2009 automatically converted to prime rate advances at the end of such interest period. Effective June 30, 2009, the Company began incurring 2% default interest resulting from the provisions of the Limited Waiver and Amendment No. 4 to Credit Agreement.
     As of September 30, 2009, the borrowing rate was 3.25% for prime rate borrowings, plus an applicable margin of 4.00% and default interest of 2.00%. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, the Company was unable to satisfy various financial covenants. Furthermore, the Company has failed to make various required payments under the Credit Facility. Refer to Note 2, Liquidity, for additional information.
     As a result of the inability to comply with the primary financial covenants, the Company has received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the nine months ended September 30, 2009. All waivers, consents and amendments to the Credit Agreement are filed with SEC as exhibits to Current Reports on Form 8-K. Refer to Note 2, Liquidity, for additional information regarding waivers, amendments or consents dated during the three months ended September 30, 2009, and Note 24, Subsequent Events, for additional information regarding waivers, amendments or consents dated subsequent to September 30, 2009.

     As of September 30, 2009, the Company failed to make various mandatory payments under its Credit Agreement and related amendments. Such payments included interest on the term and revolving credit advances of $2.8 million, principal payments on term advances of $0.4 million and $1.4 million of other mandatory payments.
12. INTEREST RATE SWAP AGREEMENTS
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of cash required for interest payments for a majority of the total variable rate debt.
     Effective July 9, 2009, Citibank and the Company agreed to the early termination of the interest rate swap agreements entered August and December 2007. In consideration for Citibank’s agreement to terminate the interest rate swaps, the Company agreed that the amount due to Citibank as of July 9, 2009 (“Settlement Date”) was $1.6 million (“Settlement Amount”). The Company further agreed that interest on the Settlement Amount will accrue at a default rate from and including the Settlement Date until such date that the Settlement Amount is paid in full. As of September 30, 2009, the Company had not paid the $1.6 million Settlement Amount.
     Prior to termination, the Company’s interest rate swaps qualified as cash flow hedges. The Company historically recorded the unrealized gain or loss resulting from changes in fair value as a component of other comprehensive income/(loss). Since future cash payments relating to the outstanding Credit Facility are no longer probable, the interest rate swap is no longer deemed an effective hedge, which resulted in the Company reclassifying the entire other comprehensive loss balance to interest expense during the three months ended September 30, 2009.
13. STOCK-BASED COMPENSATION
     Total stock-based compensation for the three months ended September 30, 2009 was $0.3 million and was related to the TLCVision Stock Option Plan. Total stock-based compensation for the three months ended September 30, 2008 was $0.4 million and was related to the TLCVision Stock Option Plan and the Company’s Employee Share Purchase Plan. Effective January 1, 2009, the Company suspended future employee contributions to the Company’s Employee Share Purchase Plan due to the limited availability of Company shares under such Plan. Total stock-based compensation was $0.7 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.
     As of September 30, 2009, the total unrecognized compensation expense related to TLCVision non-vested awards was approximately $1.5 million. The unrecognized compensation expense will be recognized over the remaining vesting periods, the last of which expires during December 2012 for certain options.
     On December 10, 2008, the Company granted conditional options for shares. During June 2009, the condition for these options was satisfied resulting in 362,500 options for shares being granted. The Company began recognizing compensation expense related to these conditional options during the quarter ended June 30, 2009 and will continue recognizing such expense through vesting. The Company granted no other options during the three or nine months ended September 30, 2009. The Company granted options for 387,000 and 423,000 shares during the three and nine months ended September 30, 2008, respectively.
     The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2009 and 2008, respectively: risk-free interest rate of 2.5% and 3.1%; expected dividend yield of 0%; expected life of 3.8 years and 4.8 years; and expected volatility of 103% and 55%.

14. OTHER EXPENSE (INCOME), NET
     Other expense (income), net, includes the following operating items:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Gain on sales and disposals of fixed assets	$(26)	$(108)	$(303)	$(397)

Center closing costs	(15)	—	701	—

Loss (gain) on business divestitures	1,594	6	1,594	(139)

Employee severance expense	101	—	2,614	—

Financial and legal advisor costs	4,036	—	9,065	—

Miscellaneous expense (income) and other charges	781	(45)	946	(167)

	$6,471	$(147)	$14,617	$(703)

15. RESTRUCTURING OF OPERATIONS
     During 2009, the Company accelerated its cost savings initiatives that focused on employee reductions, closures of refractive centers and the reduction in refractive access routes. The restructuring efforts during the nine months ended September 30, 2009 resulted in the closure of four majority-owned refractive centers and an approximate 15% reduction of the Company’s workforce through involuntary employee separations. In addition to the cost savings initiatives, the restructuring efforts also included financial and legal advisor fees associated with the ongoing Credit Facility negotiations.
     As a result, the Company incurred restructuring charges included in other expenses totaling $14.8 million for the nine months ended September 30, 2009, which primarily included $9.1 million of financial and legal advisor costs, $2.6 million for employee severance and benefits, $0.7 million of center closing costs, and $1.6 million of losses on the divestitures of various ambulatory surgical center investments.
     The restructuring charges for the three months ended September 30, 2009 were $6.5 million, which included $4.1 million of financial and legal advisor costs, $0.1 million for employee severance and benefits, and $1.6 million of losses on the divestitures of various ambulatory surgical center investments.
     As of September 30, 2009, the Company’s restructuring reserves were $1.7 million and were included in accrued liabilities in the consolidated balance sheet.
     The following table summarizes various restructuring efforts:

	EMPLOYEE
	SEVERANCE	CENTER
	& BENEFITS	CLOSING COSTS	TOTAL
Restructuring charges	$259	$280	$539
Non-cash write-downs	—	(125)	(125)
Cash payments	(192)	—	(192)

Accrual balance as of March 31, 2009	67	155	222
Restructuring charges	2,254	436	2,690
Non-cash write-downs	—	—	—
Cash payments	(588)	(84)	(672)

Accrual balance as of June 30, 2009	$1,733	$507	$2,240
Restructuring charges	101	(15)	86
Non-cash write-downs	(34)	(136)	(170)
Cash payments	(388)	(89)	(477)

Accrual balance as of September 30, 2009	$1,412	$267	$1,679

     As of September 30, 2009, the Company currently estimates that its restructuring efforts will likely continue through the quarter ending December 31, 2009. Such estimate may change and is dependent on the outcome of various cost reduction and Credit Facility negotiation efforts.
16. TAXES
     The Company’s tax provision for interim periods is determined using an estimate of its annual tax expense based on the forecasted taxable income for the full year. The Company believes there is the potential for volatility in its 2009 effective tax rate due to several factors, primarily from the impact of any changes to the forecasted earnings.
     As of September 30, 2009, the Company continues to believe that there is insufficient evidence to recognize certain deferred tax assets. Accordingly, the Company continues to carry a full valuation allowance to offset its deferred tax assets. The determination of the appropriate amount of deferred tax asset to recognize is regularly evaluated and is primarily based on expected taxable income in future years, trends of historical taxable income, and other relevant factors.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of net operating losses (NOLs). Such NOL limitations result upon the occurrence of certain events, including an “ownership change” as defined by Section 382.
     Under Section 382, when an ownership change occurs, the calculation of the annual NOL limitation is affected by several factors, including the number of shares outstanding and the trading price before the ownership change occurred. As a result of shareholder activity, the Company concluded that an ownership change occurred in early 2008 limiting future utilization of NOLs. The Company currently estimates that this annual limit will result in $67.7 million of NOLs expiring before becoming available.
     The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1997 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.
     As of September 30, 2009, the Company’s 2005 and 2006 tax years are under review by the Internal Revenue Service (“IRS”) regarding the Company’s employee and independent contractor classifications and the impact of such classifications on required employer tax withholdings.
17. NET LOSS PER SHARE
     The following table represents the calculation of net loss attributable to TLC Vision Corporation per common share :

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER		SEPTEMBER
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net loss attributable to TLC Vision Corporation	$(10,045)	$(6,711)	$(18,228)	$(2,839)

Denominator:
Weighted-average shares outstanding — basic	50,565	50,345	50,550	50,292
Effect of dilutive stock options *	—	—	—	—

Weighted-average shares outstanding — diluted	50,565	50,345	50,550	50,292

Net loss attributable to TLC Vision Corporation per common share:

Basic	$(0.20)	$(0.13)	$(0.36)	$(0.06)

Diluted	$(0.20)	$(0.13)	$(0.36)	$(0.06)

*	The effects of including the incremental shares associated with options and warrants are anti-dilutive for the three and nine months ended September 30, 2009 and 2008, and are not included in weighted-average shares outstanding — diluted. The total weighted-average number of options with an exercise price less than the average closing price of the Company’s common stock was 1.1 million and 0.8 million for the three and nine months ended September 30, 2009, respectively. The total weighted-average number of options with an exercise price less than the average closing price of the Company’s common stock was 0.1 million and 0.2 million for the three and nine months ended September 30, 2008, respectively.
18. STOCKHOLDERS’ (DEFICIT) EQUITY
     The following table reflects the changes in stockholders’ (deficit) equity attributable to both TLC Vision Corporation and the noncontrolling interests of the subsidiaries in which the Company has a majority, but not total, ownership interest.

		ATTRIBUTABLE
	ATTRIBUTABLE	TO
	TO TLC VISION	NONCONTROLLING
	CORPORATION	INTEREST	TOTAL
Stockholders’ (deficit) equity at December 31, 2008	$(35,346)	$15,330	$(20,016)
Shares issued as part of the employee share purchase plan	22		22
Stock based compensation	675		675
Distributions to noncontrolling interest		(7,754)	(7,754)
Divestitures and other noncontrolling interest activity		(432)	(432)
Comprehensive income
Deferred hedge	1,545		1,545
Net (loss) income	(18,228)	7,415	(10,813)

Stockholders’ (deficit) equity at September 30, 2009	$(51,332)	$14,559	$(36,773)
19. SEGMENT INFORMATION
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
     Corporate depreciation and amortization of $0.4 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, is included in corporate operating expenses. Corporate depreciation and amortization of $1.1 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the refractive centers reporting segment.

     The Company’s reportable segments are as follows:
THREE MONTHS ENDED SEPTEMBER 30, 2009
                               (IN THOUSANDS)

		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$22,197	$5,477	$10,787	$5,952	$7,212	$51,625
Cost of revenues (excluding amortization)	17,510	3,916	8,445	4,010	3,491	37,372

Gross profit	4,687	1,561	2,342	1,942	3,721	14,253

Segment expenses:
Marketing and sales	2,458	20	1,238	93	1,139	4,948
G&A, amortization and other	1,136	33	818	1,839	1	3,827
Impairment	496	—	—	—	—	496
Earnings from equity investments	(33)	—	—	(197)	—	(230)

Segment profit	$630	$1,508	$286	$207	$2,581	$5,212
Noncontrolling interest	40	13	—	870	1,134	2,057

Segment profit (loss) attributable to TLC Vision Corp.	$590	$1,495	$286	$(663)	$1,447	$3,155

Corporate operating expenses						(8,906)
Interest expense, net						(4,118)
Income tax expense						(176)

Net loss attributable to TLC Vision Corporation						(10,045)

Depreciation and amortization	$2,354	$535	$715	$330	$12	$3,946
THREE MONTHS ENDED SEPTEMBER 30, 2008
                               (IN THOUSANDS)

		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$28,516	$5,861	$10,177	$6,596	$6,384	$57,534
Cost of revenues (excluding amortization)	22,245	4,766	7,635	4,217	2,596	41,459

Gross profit	6,271	1,095	2,542	2,379	3,788	16,075

Segment expenses:
Marketing and sales	6,651	36	1,470	120	1,171	9,448
G&A, amortization and other	1,628	(115)	942	455	2	2,912
Impairment	—	—	—	1,500	—	1,500
Earnings from equity investments	(114)	—	—	(353)	—	(467)

Segment (loss) profit	$(1,894)	$1,174	$130	$657	$2,615	$2,682
Noncontrolling interest	(53)	10	—	952	1,223	2,132

Segment (loss) profit attributable to TLC Vision Corp.	$(1,841)	$1,164	$130	$(295)	$1,392	$550

Corporate operating expenses						(4,588)
Interest expense, net						(2,455)
Income tax expense						(218)

Net loss attributable to TLC Vision Corporation						(6,711)

Depreciation and amortization	$3,158	$737	$681	$380	$12	$4,968

NINE MONTHS ENDED SEPTEMBER 30, 2009
                               (IN THOUSANDS)

		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$85,145	$18,946	$31,630	$19,688	$24,097	$179,506
Cost of revenues (excluding amortization)	65,140	15,093	23,798	13,571	11,413	129,015

Gross profit	20,005	3,853	7,832	6,117	12,684	50,491

Segment expenses:
Marketing and sales	9,459	65	4,208	300	3,253	17,285
G&A, amortization and other	4,881	34	2,656	2,517	21	10,109
Impairment	496	—	—	—	—	496
Earnings from equity investments	(273)	—	—	(749)	—	(1,022)

Segment profit	$5,442	$3,754	$968	$4,049	$9,410	$23,623
Noncontrolling interest	560	21	—	2,444	4,390	7,415

Segment profit attributable to TLC Vision Corp.	$4,882	$3,733	$968	$1,605	$5,020	$16,208

Corporate operating expenses						(24,263)
Interest expense, net						(9,513)
Income tax expense						(660)

Net loss attributable to TLC Vision Corporation						(18,228)

Depreciation and amortization	$7,169	$1,593	$2,161	$996	$36	$11,955
NINE MONTHS ENDED SEPTEMBER 30, 2008
                               (IN THOUSANDS)

		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$126,540	$23,831	$30,527	$18,867	$22,221	$221,986
Cost of revenues (excluding amortization)	89,011	18,500	22,526	12,413	10,109	152,559

Gross profit	37,529	5,331	8,001	6,454	12,112	69,427

Segment expenses:
Marketing and sales	22,794	112	4,895	349	3,158	31,308
G&A, amortization and other	5,672	(321)	3,078	1,200	49	9,678
Impairment	—	—	—	1,500	—	1,500
Loss (earnings) from equity investments	544	—	—	(909)	—	(365)

Segment profit	$8,519	$5,540	$28	$4,314	$8,905	$27,306
Noncontrolling interest	1,189	77	—	2,704	4,054	8,024

Segment profit attributable to TLC Vision Corp.	$7,330	$5,463	$28	$1,610	$4,851	$19,282

Corporate operating expenses						(14,252)
Interest expense, net						(6,919)
Income tax expense						(950)

Net loss attributable to TLC Vision Corporation						(2,839)
Depreciation and amortization	$9,499	$2,122	$2,055	$1,131	$38	$14,845

20. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash transactions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
Capital lease obligations relating to equipment purchases	$2,006	$2,961
Other comprehensive (income) loss on hedge	(1,545)	276
Option and warrant reduction	—	92
     Cash paid for the following:

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
Interest	$7,266	$7,197
Income taxes	858	1,172
21. FAIR VALUE MEASUREMENT
     In September 2006, the FASB issued guidance (ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of this guidance were effective for the Company as of January 1, 2008. However, the FASB deferred the effective date of the provision until the beginning of the Company’s 2009 fiscal year as it relates to fair value measurement requirements for nonfinancial assets, such as goodwill, and liabilities that are not remeasured at fair value on a recurring basis. The Company’s adoption of the fair value guidance did not have a material impact on the financial statements.
     During the nine months ended September 30, 2009, the Company implemented FASB issued guidance (ASC 825) to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this guidance did not impact the Company’s financial position or results of operations.
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
     Cash and cash equivalents of $13.2 million at September 30, 2009 are primarily comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on unadjusted quoted prices in active markets for identical assets (Level 1).
     As of September 30, 2009, the carrying value and approximate fair value was $100.1 million and $95.6 million, respectively, relating to the Company’s combined term and revolving advances under the Credit Facility. The fair value was estimated by discounting the amount of estimated future cash flows associated with the respective debt instruments using the Company’s current incremental rate of borrowing for similar debt instruments (Level 3). The calculation of fair value assumes no acceleration of payments that may be required under default provisions included in the Company’s Credit Facility.

22. EXECUTIVE OFFICERS
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
23. RELATED PARTY TRANSACTIONS
     As noted in Note 22, Executive Officers, the Company’s Interim Chief Financial Officer and Chief Restructuring Officer are employed by CDG. The Company has retained CDG to provide consulting services relating to the Company’s ongoing restructuring efforts, which include cost saving initiatives and Credit Facility negotiations. During the three and nine months ended September 30, 2009, the Company paid CDG approximately $0.6 million and $1.6 million, respectively.
24. SUBSEQUENT EVENTS
     On October 22, 2009, the Company announced that it had secured from its lenders an extension to November 15, 2009 of the previously announced limited waiver with respect to the Credit Agreement that expired on October 13, 2009, and of the forbearance with respect to certain payment obligations under the Credit Agreement. The amendment to the limited waiver, dated October 13, 2009, among other things, provides an extension of the limited waiver through November 15, 2009 of specified defaults and provides that the lenders will, until November 15, 2009, forbear from exercising their rights arising out of the non-payment of certain principal, interest and other payments previously due.
     As of November 16, 2009, the filing date of this quarterly report, the Company was operating without a current waiver of defaults under its Credit Facility.
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
OVERVIEW
     TLC Vision Corporation is an eye care services company dedicated to improving lives through improved vision by providing high-quality care directly to patients and as a partner with their doctors and facilities. A significant portion of the Company’s revenues come from owning and operating refractive centers that employ laser technologies to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Refractive centers, which is a reportable segment, includes the Company’s 70 centers that provide corrective laser surgery, of which 62 are majority owned and 8 centers are minority owned. In its doctor services businesses, the Company furnishes doctors and medical facilities with mobile or fixed site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers. In its eye care business, the Company primarily provides franchise opportunities to independent optometrists under its Vision Source® brand.
     The Company serves surgeons who performed approximately 151,000 and 186,000 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during each of the nine months ended September 30, 2009 and 2008, respectively. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data. For additional information regarding the Company’s decline in procedure volume and the direct impact of such decline on the Company’s liquidity, refer to the section Recent Developments below.
RECENT DEVELOPMENTS
Amendments, Waivers and Consents to the Credit Facility
     As a result of the Company’s inability to comply with the primary financial covenants under its Credit Facility, the Company has received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the nine months ended September 30, 2009. All waivers, consents and amendments to the Credit Agreement are filed with the SEC as exhibits to Current Reports on Form 8-K. Refer to Notes of the Unaudited Interim Consolidated Financials Statements, in particular Note 2, Liquidity, and Note 24, Subsequent Events, for additional details.
NASDAQ Compliance
     On September 16, 2009, the Company received letters from the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the Company’s common stock did not maintain a minimum value requirement of publicly held shares of $15 million (“MVPHS Rule”) and the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement (“Minimum Bid Price Rule”) for continued inclusion on the NASDAQ Stock Market. The Company will be provided until December 15, 2009 to obtain compliance with the MVPHS Rule and until March 15, 2010 to regain compliance with the Minimum Bid Price Rule or may have its securities delisted. Refer to Note 3, NASDAQ Stock Market Compliance, to the Unaudited Interim Consolidated Financial Statements for additional details.
Foresee PHP® System
     During the quarter ended September 30, 2009, management explored terminating the Foresee Preferential Hyperacuity Perimeter (Foresee PHP®) system distribution rights between the Company and Notal Vision®. The distribution rights allow the Company to sell the Foresee PHP® system, manufactured by Notal Vision®, as a component of the Company’s cataract access reporting segment. During the nine months ended September 30, 2009, revenues generated from sales of the Foresee PHP® system were $1.4 million, a decline of $0.6 million compared to the nine months ended September 30, 2008.

     Given the recent decline in revenues and profits generated from sales of the Foresee PHP® system, the Company and Notal Vision® mutually agreed to transfer the distribution rights to a third party subsequent to the quarter ended September 30, 2009. As a result, the Company determined at September 30, 2009 that approximately $0.7 million of remaining nontransferable Foresee PHP® inventory was impaired.
     Refer to Note 6, Inventory and Other Assets, to the Unaudited Interim Consolidated Financial Statements for additional details.
Kremer Put Options
     During August 2009, the Company and the minority holders of Kremer executed a limited forbearance and amendment (“Amendment and Forbearance”) to the 2005 transfer rights agreement, as previously amended. The Amendment and Forbearance, among other things, granted the Company temporary forbearance of a $1.9 million payable due to the minority holders, waived the minority holders’ ability during the forbearance period to force acceleration of the remaining put options and required the Company to make an immediate payment to the minority holders of $0.3 million. Refer to Note 4, Acquisitions and Investments, to the Unaudited Interim Consolidated Financial Statements for additional details.
Interest Rate Swap Agreements
     Effective July 9, 2009, Citibank and the Company agreed to the early termination of the interest rate swap agreements entered August and December 2007. In consideration for Citibank’s agreement to terminate the interest rate swaps, the Company agreed that the amount due to Citibank as of July 9, 2009 (“Settlement Date”) was $1.6 million (“Settlement Amount”). The Company further agreed that interest on the Settlement Amount will accrue at a default rate from and including the Settlement Date until such date that the Settlement Amount is paid in full. As of September 30, 2009, the Company had not paid the $1.6 million Settlement Amount. See Note 12, Interest Rate Swap Agreements, to the Unaudited Interim Consolidated Financial Statements for additional details regarding the interest rate swap agreements.
Ambulatory Surgical Center Disposals
     During the quarter ended September 30, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical center investments for a combined net sale price of $2.2 million, resulting in a net loss on divestiture of $1.6 million included in other expense in the Consolidated Statements of Operations. The historical results of operations for these ambulatory surgical centers are included in the “other” segment of the Company’s doctor services business.
Center Closures
     During the nine months ended September 30, 2009 the Company closed four majority-owned centers as part of the Company’s ongoing efforts to improve overall operating performance. The majority-owned centers had procedure volume of approximately 400 and 1,000 during the nine months ended September 30, 2009 and 2008, respectively. While the Company does not have immediate plans to close additional centers, management continues to review refractive center operating performance and may chose to close additional centers in future periods as necessary.
Amendment No. 2 to the TruVision Agreement and Plan of Merger
On August 10, 2009, the Company entered into Amendment No. 2 (“Amendment”) to the 2005 TruVision™ Agreement and Plan of Merger. The Amendment resulted in the Company’s final $4.0 million purchase installment, which was due to the former TruVision owners during August 2009, being increased to an unsecured $5.4 million payable. Refer to Note 9, Accrued and Other Long-Term Liabilities, to the Unaudited Interim Consolidated Financial Statements for additional details.

RESULTS OF OPERATIONS
     The following table sets forth certain center and procedure operating data for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	62	68	62	68
Number of minority-owned eye care centers at end of period	8	10	8	10

Number of TLCVision branded eye care centers at end of period	70	78	70	78

Number of laser vision correction procedures:
Majority-owned centers	13,100	16,300	50,500	73,600
Minority-owned centers	3,200	3,500	10,900	13,900

Total TLCVision branded center procedures	16,300	19,800	61,400	87,500
Total access procedures	8,200	8,500	28,000	36,400

Total laser vision correction procedures	24,500	28,300	89,400	123,900

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008
     Total revenues for the three months ended September 30, 2009 were $51.6 million, a decrease of $5.9 million (10%) from revenues of $57.5 million for the three months ended September 30, 2008. The decrease in revenue was primarily attributable to the decline in refractive centers procedures, partially offset by higher cataract volume.
     Revenues from refractive centers for the three months ended September 30, 2009 were $22.2 million, a decrease of $6.3 million (22%) from revenues of $28.5 million for the three months ended September 30, 2008. The decrease in revenues from centers resulted primarily from lower center procedure volume, which accounted for a decrease in revenues of approximately $5.0 million. The remaining revenue decline of $1.3 million was the result of decreased revenue per procedure. For the three months ended September 30, 2009, majority-owned center procedures were approximately 13,100, a decrease of 3,200 from 16,300 procedures for the three months ended September 30, 2008. The procedure decline was attributable to the weakened U.S. economy, which has negatively impacted consumer discretionary spending.
     Revenues from doctor services for the three months ended September 30, 2009 were $22.2 million, a decrease of $0.4 million (2%) from revenues of $22.6 million for the three months ended September 30, 2008. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access and the disposal of a majority-owned ambulatory surgical center, partially offset by an increase in the mobile cataract segment.
•	Revenues from the refractive access services segment for the three months ended September 30, 2009 were $5.5 million, a decrease of $0.4 million (7%) from revenues of $5.9 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, excimer procedures declined by approximately 300 (4%) from the prior year period on lower customer demand and lower average sales price of 3%. The procedure decline accounted for a decrease in revenues of approximately $0.2 million and lower average sales price decreased revenues by approximately $0.2 million.

•	Revenues from the Company’s mobile cataract segment for the three months ended September 30, 2009 were $10.8 million, an increase of $0.6 million (6%) from revenues of $10.2 million for the three months ended September 30, 2008. The increase in mobile cataract revenues was due to increased surgical procedure volume of 5% and a higher surgical average sales price of 3%.

•	Revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended September 30, 2009 were $6.0 million, a decrease of $0.6 million (10%) from revenues of $6.6 million for the three months ended September 30, 2008. The decrease was primarily driven by the sale of a majority-owned ambulatory surgical center, which contributed no revenue during the quarter ended September 30, 2009 compared to $0.9 million during the comparable prior year period.
     Revenues from eye care for the three months ended September 30, 2009 were $7.2 million, an increase of $0.8 million (13%) from revenues of $6.4 million for the three months ended September 30, 2008. This increase in revenues is attributable to a 10% year-over-year increase in franchisee locations. As of September 30, 2009 the Company had 2,058 total franchisees.
     Total cost of revenues (excluding amortization expense for all segments) for the three months ended September 30, 2009 was $37.4 million, a decrease of $4.1 million (10%) from the cost of revenues of $41.5 million for the three months ended September 30, 2008.
     The cost of revenues from refractive centers for the three months ended September 30, 2009 was $17.5 million, a decrease of $4.7 million (21%) from cost of revenues of $22.2 million for the three months ended September 30, 2008. This decrease was attributable to a $1.5 million cost of revenue decline related to lower procedure volume, $2.7 million in fixed cost reductions and $0.5 million in decreased variable costs per procedure. Gross margin for centers was 21.1% during the three months ended September 30, 2009, down from prior year gross margin of 22.0% as the Company’s cost saving initiatives nearly outweighed the revenue decline caused by the refractive center procedure decline.
     The cost of revenues from doctor services for the three months ended September 30, 2009 was $16.4 million, a decrease of $0.2 million (1%) from cost of revenues of $16.6 million for the three months ended September 30, 2008. Gross margin increased to 26.3% during the three months ended September 30, 2009 from 26.6% in the prior year period. The decrease in cost of revenues was due to the following:
•	The cost of revenues from the refractive access segment for the three months ended September 30, 2009 was $3.9 million, a decrease of $0.9 million (18%) from cost of revenues of $4.8 million for the three months ended September 30, 2008. This decrease was primarily attributable to $0.2 million of lower costs associated with decreased excimer procedures and lower cost of revenues of $0.7 million primarily associated with lower costs per procedure on fixed cost reductions.

•	The cost of revenues from the Company’s mobile cataract segment for the three months ended September 30, 2009 was $8.4 million, an increase of $0.8 million (11%) from cost of revenues of $7.6 million for the three months ended September 30, 2008. This increase was primarily due to higher variable costs of 20% on increased surgical procedure volume, higher lens cost and a one-time inventory write-down of $0.7 million, which were almost entirely offset with fixed cost reductions of 11% as the Company continues to operate under a leaner fixed cost structure in the current economic environment.

•	The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended September 30, 2009 was $4.0 million, a decrease of $0.2 million (5%) from cost of revenues of $4.2 million for the three months ended September 30, 2008. The decrease was caused by the third quarter 2009 sale of the majority-owned ambulatory surgical center, which contributed no cost of revenue during the current quarter but $0.6 million during the three months ended September 30, 2008.
     The cost of revenues from eye care for the three months ended September 30, 2009 was $3.5 million, an increase of $0.9 million (34%) from cost of revenues of $2.6 million for the three months ended September 30, 2008. This increase was due to additional costs incurred as a result of a 10% increase in total franchisee locations, which required additional operating costs to manage. Gross margins decreased to 51.6% during the three months ended September 30, 2009 from 59.3% in the prior year period on higher professional fees.
     General and administrative expenses of $5.7 million for the three months ended September 30, 2009 decreased $1.1 million from $6.8 million for the three months ended September 30, 2008. The decrease was primarily related to lower employee related expenses in refractive centers and lower non-restructuring related professional fees in corporate overhead.

     Marketing expenses decreased to $4.9 million for the three months ended September 30, 2009 from $9.4 million for the three months ended September 30, 2008. The $4.5 million decrease was due to a $4.2 million (63%) reduction in refractive center marketing spend, specifically related to external advertising and direct to consumer marketing, in order to reduce costs during the economic downturn.
     During the three months ended September 30, 2009, the Company recorded a $0.5 million impairment charge in refractive centers on a trade name intangible as the trade name was no longer being utilized by the Company. During the three months ended September 30, 2008, the Company recorded $1.5 million of impairment charges in doctor services against goodwill and other long-term assets to adjust the carrying values of various ambulatory surgical centers to fair value.
     Other operating expenses increased to $6.5 million for the three months ended September 30, 2009 from other operating income of $0.1 million for the three months ended September 30, 2008. The $6.6 million unfavorable change was primarily related to $4.1 million of financial and legal advisor expenses and a $1.6 million loss incurred on the divestiture of three ambulatory surgical center investments, each incurred during the three months ended September 30, 2009.
     Interest expense increased to $4.1 million for the three months ended September 30, 2009 from $2.6 million for the three months ended September 30, 2008. This $1.5 million increase was primarily due the termination of the Company’s interest rate swap, which was reclassified to interest expense from other comprehensive loss during the quarter ended September 30, 2009. Also contributing to the higher interest expense are higher borrowings under the Credit Facility and the incremental default interest rate of 2.0% that began during the quarter. The average interest rate for the three months ended September 30, 2009 and 2008 was approximately 13.4% and 9.9%, respectively, which includes the impact of deferred loan costs, the Company’s interest rate swap and other fees.
     For the three months ended September 30, 2009, the Company recognized income tax expense of $0.2 million, which was determined using an estimate of the Company’s 2009 total annual tax expense based on the forecasted taxable income for the full year. For the three months ended September 30, 2008, the Company also recognized income tax expense of $0.2 million.
     Net loss attributable to TLC Vision Corporation for the three months ended September 30, 2009 was ($10.0) million, or ($0.20) per basic and diluted share, compared to ($6.7) million, or ($0.13) per basic and diluted share, for the three months ended September 30, 2008.
NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     Total revenues for the nine months ended September 30, 2009 were $179.5 million, a decrease of $42.5 million (19%) from revenues of $222.0 million for the nine months ended September 30, 2008. The decrease in revenue was primarily attributable to the decline in refractive centers and refractive access procedures, partially offset by higher cataract volume and growth in eye care.
     Revenues from refractive centers for the nine months ended September 30, 2009 were $85.1 million, a decrease of $41.4 million (33%) from revenues of $126.5 million for the nine months ended September 30, 2008. The decrease in revenues from refractive centers resulted primarily from lower center procedure volume, which accounted for a decrease in revenues of approximately $37.7 million. The remaining revenue decline of $3.7 million was the result of decreased revenue per procedure. For the nine months ended September 30, 2009, majority-owned center procedures were approximately 50,500, a decrease of 23,100 from 73,600 procedures for the nine months ended September 30, 2008. The procedure decline was attributable to the weakened U.S. economy, which has negatively impacted consumer discretionary spending.
     Revenues from doctor services for the nine months ended September 30, 2009 were $70.3 million, a decrease of $2.9 million (4%) from revenues of $73.2 million for the nine months ended September 30, 2008. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access, partially offset by increases in the Company’s mobile cataract and other segments.

•	Revenues from the refractive access services segment for the nine months ended September 30, 2009 were $18.9 million, a decrease of $4.9 million (20%) from revenues of $23.8 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, excimer procedures declined by approximately 8,400 (23%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $5.5 million. This decrease was partially offset by a higher average sales price of 4%, which increased revenues by approximately $0.6 million, primarily caused by a 6% Intralase revenue increase.

•	Revenues from the Company’s mobile cataract segment for the nine months ended September 30, 2009 were $31.6 million, an increase of $1.1 million (4%) from revenues of $30.5 million for the nine months ended September 30, 2008. The increase in mobile cataract revenues was due to increased surgical procedure volume of 4% and a slightly higher surgical average sales price of 4%, partially offset by a $0.7 million or 32% decline in PHP Foresee® revenue on a 33% unit volume reduction as the weakened U.S. economy continues to limit consumer spending.

•	Revenues from the Company’s businesses that manage cataract and secondary care centers for the nine months ended September 30, 2009 were $19.7 million, an increase of $0.8 million (4%) from revenues of $18.9 million for the nine months ended September 30, 2008. The increase was primarily driven by a 2% increase in majority-owned procedures primarily led by cataract growth. Year-to-date 2009 cataract growth was partially limited due to the early third quarter disposal of a majority-owned ambulatory surgical center, which contributed 1,900 procedures during the nine months ended September 30, 2009 compared to 2,400 procedures during the nine months ended September 30, 2008.
     Revenues from eye care for the nine months ended September 30, 2009 were $24.1 million, an increase of $1.9 million (8%) from revenues of $22.2 million for the nine months ended September 30, 2008. This increase was due to a 10% year-over-year increase in total franchisee locations.
     Total cost of revenues (excluding amortization expense for all segments) for the nine months ended September 30, 2009 was $129.0 million, a decrease of $23.6 million (15%) from the cost of revenues of $152.6 million for the nine months ended September 30, 2008.
     The cost of revenues from refractive centers for the nine months ended September 30, 2009 was $65.1 million, a decrease of $23.9 million (27%) from cost of revenues of $89.0 million for the nine months ended September 30, 2008. This decrease was attributable to a $12.9 million cost of revenue decline related to lower procedure volume, $10.7 million in fixed cost reductions and $0.3 million in decreased variable costs per procedure. Gross margin for centers was 23.5% during the nine months ended September 30, 2009, down from prior year gross margin of 29.7% as the Company’s cost saving initiatives could not outweigh the revenue decline caused by the refractive center procedure decline.
     The cost of revenues from doctor services for the nine months ended September 30, 2009 was $52.5 million, a decrease of $0.9 million (2%) from cost of revenues of $53.4 million for the nine months ended September 30, 2008. Gross margin decreased to 25.3% during the nine months ended September 30, 2009 from 27.0% in the prior year period. The decrease in cost of revenues was due to the following:
•	The cost of revenues from the refractive access segment for the nine months ended September 30, 2009 was $15.1 million, a decrease of $3.4 million (18%) from cost of revenues of $18.5 million for the nine months ended September 30, 2008. This decrease was primarily attributable to $4.3 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $0.9 million primarily associated with higher cost procedures and additional mobile Intralase procedures, which on a procedure basis is up 11% year-over-year.

•	The cost of revenues from the Company’s mobile cataract segment for the nine months ended September 30, 2009 was $23.8 million, an increase of $1.3 million (6%) from cost of revenues of $22.5 million for the nine months ended September 30, 2008. This increase was primarily due to higher surgical procedure volume of 4%, higher lens supply costs and a third quarter 2009 $0.7 million PHP Foresee® inventory write-down, partially offset by lower costs associated with a 33% decline in PHP Foresee® unit volume.

•	The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the nine months ended September 30, 2009 was $13.6 million, an increase of $1.2 million (9%) from cost of revenues of $12.4 million for the nine months ended September 30, 2008. The increase was caused primarily by the increase in surgical procedures and higher per procedure cataract lens cost.
     Cost of revenues from eye care for the nine months ended September 30, 2009 were $11.4 million, an increase of $1.3 million (13%) from cost of revenues of $10.1 million for the nine months ended September 30, 2008. This increase was primarily due to the 10% year-over-year increase in total franchisee locations requiring additional cost to support.
     General and administrative expenses of $18.0 million for the nine months ended September 30, 2009 decreased $4.2 million from $22.2 million for the nine months ended September 30, 2008. The decrease was primarily related to lower employee related expenses, non-restructuring professional fees and discretionary spending, partially offset by an unfavorable change in foreign exchange expense related to the Company’s Canadian operations.
     Marketing expenses decreased to $17.3 million for the nine months ended September 30, 2009 from $31.3 million for the nine months ended September 30, 2008. The $14.0 million decrease was due to a $13.3 million (59%) reduction in refractive center marketing spend, specifically related to external advertising and direct to consumer marketing, in order to reduce costs during the economic downturn.
     Amortization of intangibles decreased to $1.7 million for the nine months ended September 30, 2009 from $2.4 million for the nine months ended September 30, 2008. The $0.7 million decrease was due to a lower average intangible balance during 2009 compared to 2008 due to the impairment of multiple intangible assets during the quarter ended December 31, 2008.
     During the nine months ended September 30, 2009, the Company recorded a $0.5 million impairment charge in refractive centers on a trade name intangible as the trade name was no longer being utilized by the Company. During the nine months ended September 30, 2008, the Company recorded $1.5 million of impairment charges in doctor services against goodwill and other long-term assets to adjust the carrying values of various ambulatory surgical centers to fair value.
     Other operating expenses increased to $14.6 million for the nine months ended September 30, 2009 from other operating income of $0.7 million for the nine months ended September 30, 2008. The $15.3 million unfavorable change was primarily related to center closing costs of $0.7 million, employee severance expense of $2.6 million, $9.1 million of financial and legal advisor expenses and a $1.6 million loss incurred on the divestiture of three ambulatory surgical center investments, all incurred during the nine months ended September 30, 2009.
     Interest expense increased to $9.7 million for the nine months ended September 30, 2009 from $7.5 million for the nine months ended September 30, 2008. This $2.2 million increase was primarily due the termination of the Company’s interest rate swap, which was reclassified to interest expense from other comprehensive loss during the nine months ended September 30, 2009. Also contributing to the higher interest expense was higher average borrowings under the Credit Facility and the additional default interest rate of 2%. The average interest rate for the nine months ended September 30, 2009 and 2008 was approximately 10.5% and 9.4%, respectively, which includes the impact of deferred loan costs, the Company’s interest rate swap and other fees.
     Earnings from equity investments were $1.0 million for the nine months ended September 30, 2009 compared to $0.4 million for the nine months ended September 30, 2008. The lower equity earnings during the nine months ended September 30, 2008 were primarily caused by equity losses generated in the Company’s Laser Eye Centers of California (“LECC”) investment. Under the equity method of accounting, such losses did not recur during the nine months ended September 30, 2009 as the investment balance in LECC was reduced to zero due to the cumulative effect of historical losses incurred.
     For the nine months ended September 30, 2009, the Company recognized income tax expense of $0.7 million, which was determined using an estimate of the Company’s 2009 total annual tax expense based on the forecasted taxable income for the full year. For the nine months ended September 30, 2008, the Company recognized income tax expense of $1.0 million.

     Net income attributable to noncontrolling interest decreased to $7.4 million for the nine months ended September 30, 2009 from $8.0 million for the nine months ended September 30, 2008 primarily due to lower profits in non-wholly owned refractive centers.
     Net loss attributable to TLC Vision Corporation for the nine months ended September 30, 2009 was ($18.2) million, or ($0.36) per basic and diluted share, compared to ($2.8) million, or ($0.06) per basic and diluted share, for the nine months ended September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) borrowings under the Company’s revolving credit facility; (iv) net proceeds from asset sales; and (v) access to the capital markets. The Company’s principal uses of cash are to provide working capital to fund its operation and to service its debt and other contractual obligations. The changes in financial markets during 2008 limited the ability of companies such as TLCVision to access the capital markets. The economic recession in the United States continues to impact the Company’s operations, resulting in a decline in the demand for refractive surgery and financial performance. The Company incurred losses attributable to TLC Vision Corporation of $18.2 million for the nine months ended September 30, 2009 compared to $2.8 million for the nine months ended September 30, 2008. As a result, the Company’s liquidity continued to be significantly constrained during 2009.
     Beginning in early 2008, in response to the deteriorating economic environment, the Company implemented a series of initiatives to reduce its costs of operation to levels commensurate with the new lower level of refractive procedures anticipated in fiscal 2008 and 2009. The Company continues to evaluate and implement cost reduction and cash generation initiatives, including the sale of surplus assets and the closure of underperforming refractive centers/mobile refractive routes. During the nine months ended September 30, 2009, the Company closed four majority-owned refractive centers, which performed approximately 400 and 1,000 refractive procedures during the nine months ended September 30, 2009 and 2008, respectively. During the quarter ended September 30, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical centers for a combined net sale price of $2.2 million. The divested ambulatory surgical centers performed 5,500 and 7,500 surgical procedures during the nine months ended September 30, 2009 and 2008, respectively.
     Due to the decline in customer demand during the trailing twelve month period, and the resulting decline in sales, the Company’s deteriorating financial performance resulted in the Company’s inability to comply with its primary financial covenants under its Credit Facility as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. Furthermore, the Company ceased making principal and interest payments under the Credit Facility subsequent to June 30, 2009.
     As a result of the inability to comply with the primary financial covenants, the Company has received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the nine months ended September 30, 2009. All waivers, consents and amendments to the Credit Agreement are filed with the SEC as exhibits to Current Reports on Form 8-K. The following were dated during the quarter ended September 30, 2009:
•	On September 10, 2009, the Company announced that it obtained from its lenders a Limited Waiver and Amendment No. 5 to the Credit Agreement, dated as of September 8, 2009, which among other things, provided a limited waiver through September 30, 2009 of specified defaults and provided that the lenders would, until October 1, 2009, forbear from exercising their rights arising out of the non-payment of certain principal, interest and other payments previously due.

•	On October 1, 2009, the Company announced that it had secured from its lenders an extension to October 13, 2009 of the previously announced Limited Waiver and Amendment No. 5 with respect to its Credit Facility that expired on September 30, 2009, along with a forbearance with respect to certain payment obligations under the Credit Agreement. The extension and forbearance agreement is contained in a limited waiver, dated as of September 30, 2009, which among other things, provided a limited waiver through October 13, 2009 of specified defaults, extended the time for payment of certain principal, interest and other payments previously due and provided that the lenders holding a majority amount of the Credit Agreement could, in their sole discretion, extend the waiver period to October 30, 2009.
     Refer to Note 24, Subsequent Events, of the Interim Unaudited Consolidated Financial Statements for additional information regarding waivers, amendments and consents dated subsequent to September 30, 2009.
     As of September 30, 2009, the Company failed to make various mandatory payments under its Credit Agreement and related amendments. Such payments included interest on the term and revolving credit advances of $2.8 million, principal payments on term advances of $0.4 million and $1.4 million of other mandatory payments.
     Given the aforementioned payment defaults, and that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Facility for the balance of 2009 beyond the current waiver period unless amended, all term borrowings aggregating $76.7 million under the Credit Facility have been recorded as current liabilities as of September 30, 2009 and December 31, 2008. Accordingly, at September 30, 2009 and December 31, 2008, the Company has working capital deficiencies of approximately $103.6 million and $99.5 million, respectively.
     The Company borrowed an additional $17.4 million under the revolving portion of its Credit Facility during the nine months ended September 30, 2009, which reduced the open availability under the Credit Facility to approximately $0.6 million at September 30, 2009. The outstanding balance of $23.4 million under the revolving portion of the Credit Facility is also recorded as a current liability as of September 30, 2009.
     The Company will likely continue to incur operating losses in 2009 and its liquidity will likely remain constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. The Company is in active discussions with its lenders to ensure that it has sufficient liquidity in excess of what is available under its Credit Facility, although there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business the Company may need to seek to modify the terms of its debts and/or to reorganize its capital structure. There can be no assurances that the lenders will grant such restructuring, waivers or amendments on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business, the Company may need to seek to modify the terms of its debts through court reorganization proceedings to allow it, among other things, to reorganize its capital structure.
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
Credit Facility
     The Company obtained a $110.0 million credit facility (“Credit Facility”) during June 2007, which is secured by substantially all of the assets of the Company and consisting of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of September 30, 2009, $76.7 million was outstanding on this portion of the facility.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of September 30, 2009, the Company had $23.4 million outstanding under this portion of the facility and outstanding letters of credit totaling approximately $1.0 million. Accordingly, availability under the revolving credit facility is $0.6 million at September 30, 2009.

     Interest on the facility is calculated based on either prime rate or the London Interbank Offered Rate (LIBOR) plus a margin. As a result of certain events of default and the June 30, 2009 expiration of the Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, the LIBOR advances with interest periods ending on or after June 30, 2009 automatically converted to prime rate advances at the end of such interest period. Effective June 30, 2009, the Company began incurring 2% default interest resulting from the provisions of the Limited Waiver and Amendment No. 4 to Credit Agreement.
     As of September 30, 2009, the borrowing rate was 3.25% for prime rate borrowings, plus an applicable margin of 4.00% and default interest of 2.00%. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, the Company was unable to satisfy various financial covenants. Furthermore, the Company has failed to make various required payments under the Credit Facility. Refer to Note 2, Liquidity, of the Unaudited Interim Consolidated Financial Statements for additional information.
     As a result of the inability to comply with the primary financial covenants, the Company has received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the nine months ended September 30, 2009. All waivers, consents and amendments to the Credit Agreement are filed with SEC as exhibits to Current Reports on Form 8-K. Refer to Note 2, Liquidity, of the Unaudited Interim Consolidated Financial Statements for additional information regarding waivers, amendment or consents dated during the three months ended September 30, 2009, and Note 24, Subsequent Events, of the Unaudited Interim Consolidated Financial Statements for additional information regarding waivers, amendments or consents dated subsequent to September 30, 2009.
     As of September 30, 2009, the Company failed to make various mandatory payments under its Credit Agreement and related amendments. Such payments included interest on the term and revolving credit advances of $2.8 million, principal payments on term advances of $0.4 million and $1.4 million of other mandatory payments.
CASH PROVIDED BY OPERATING ACTIVITIES
     Net cash provided by operating activities was $5.6 million for the nine months ended September 30, 2009. The cash flows provided by operating activities during the nine months ended September 30, 2009 were primarily comprised of the ($10.8) million net loss plus non-cash items including depreciation and amortization of $12.0 million, intangible impairment charges of $0.5 million, loss on business divestitures of $1.6 million, non-cash compensation charges of $0.7 million, an inventory write-down of $0.7 million and a $1.7 million change in working capital, partially offset by earnings from equity investments of $1.0 million.
CASH USED IN INVESTING ACTIVITIES
     Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2009. The cash used in investing activities included capital expenditures of $1.3 million and acquisitions and investments of $5.0 million. These cash outflows were partially offset by $1.6 million of distributions and loan payments received from equity investments, proceeds from the sales of fixed assets of $0.5 million and $2.2 million received on the divestiture of businesses and other investments.
CASH PROVIDED BY FINANCING ACTIVITIES
     Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2009. Net cash provided during this period was primarily related to proceeds from debt financing of $18.0 million, principally due to Company borrowing against its revolving credit facility. Partially offsetting the cash provided by financing activities were cash outflows due to restricted cash movement of $1.0 million, principal payments of debt of $4.0 million and distributions to noncontrolling interests of $7.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
     The Company has invested in various companies, some of which are in development stages. The investments in development stage companies are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. The Company could lose its various investments in development stage companies. As of September 30, 2009 and December 31, 2008, the Company had investments and other long-term assets of $4.3 million in development stage companies.
Interest Rate Risk
     As of September 30, 2009 the Company had $121.5 million in debt, which is significantly exposed to variable interest rates. As of September 30, 2009, the Company did not have any interest rate hedging instruments to hedge the variable interest rate exposure.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

10.1	Limited Forbearance and Third Amendment to Transfer Rights Agreement, entered August 20, 2009, by and among Michael Aronsky, M.D., Carol Hoffman, M.D., George Pronesti, M.D., and Anthony Zacchei, M.D. (collectively “Kremer Minority Holders”), TLC Vision (USA) Corporation, DelVal ASC, LLC, and TLC Management, LLC.

10.2	Engagement Letter of Conway, Del Genio, Gries & Co., LLC by TLC Vision Corporation, dated as of February 16, 2009.

10.3	Addendum to the Engagement Letter of Conway, Del Genio, Gries & Co., LLC by TLC Vision Corporation, dated April 23, 2009.

10.4	Limited Waiver and Amendment No. 4 to Credit Agreement dated as of June 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009.)

10.5	Amendment to Limited Waiver and Amendment No. 4 to Credit Agreement and Amendment No. 5 to Credit Agreement dated September 8, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2009.)

10.6	Limited Waiver dated September 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009.)

10.7	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2009, by and among TruVision, Inc., TLC Vision Corporation, TLC Vision (USA) Corporation and Lindsay T. Atwood (incorporated by reference from TLC Vision Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.)

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Chief Restructuring Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.3	Chief Restructuring Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.4	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By:	/s/ Warren S. Rustand
Warren S. Rustand
Chairman of the Board November 16, 2009

By:	/s/ James B. Tiffany
James B. Tiffany
Chief Operating Officer November 16, 2009

By:	/s/ Michael F. Gries
Michael F. Gries
Chief Restructuring Officer November 16, 2009

By:	/s/ William J. McManus
William J. McManus
Interim Chief Financial Officer November 16, 2009

EXHIBIT INDEX

No.	Description

10.1	Limited Forbearance and Third Amendment to Transfer Rights Agreement, entered August 20, 2009, by and among Michael Aronsky, M.D., Carol Hoffman, M.D., George Pronesti, M.D., and Anthony Zacchei, M.D. (collectively “Kremer Minority Holders”), TLC Vision (USA) Corporation, DelVal ASC, LLC, and TLC Management, LLC.

10.2	Engagement Letter of Conway, Del Genio, Gries & Co., LLC by TLC Vision Corporation, dated as of February 16, 2009.

10.3	Addendum to the Engagement Letter of Conway, Del Genio, Gries & Co., LLC by TLC Vision Corporation, dated April 23, 2009.

10.4	Limited Waiver and Amendment No. 4 to Credit Agreement dated as of June 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009.)

10.5	Amendment to Limited Waiver and Amendment No. 4 to Credit Agreement and Amendment No. 5 to Credit Agreement dated September 8, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2009.)

10.6	Limited Waiver dated September 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009.)

10.7	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2009, by and among TruVision, Inc., TLC Vision Corporation, TLC Vision (USA) Corporation and Lindsay T. Atwood (incorporated by reference from TLC Vision Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.)

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Chief Restructuring Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.3	Chief Restructuring Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.4	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350