Form 10-K
period 2009-12-31
TLC VISION CORP
filed 2010-03-31
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
COMMISSION FILE NUMBER: 0-29302

TLC VISION CORPORATION
(Exact name of registrant as specified in its charter)
(Debtor-In-Possession as of December 21, 2009)

NEW BRUNSWICK, CANADA	980151150
(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16305 SWINGLEY RIDGE ROAD, SUITE 300	63017
CHESTERFIELD, MO	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone, including area code: (636)-534-2300
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
     Common Shares, No Par Value, with common share purchase rights
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
     None
NAME OF EACH EXCHANGE ON WHICH REGISTERED:
     None
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b(2) of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act). ☐ Yes ☑ No
     As of June 30, 2009, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $12.6 million.
     As of March 30, 2010, there were 50,565,219 shares of the registrant’s Common Shares outstanding.
     DOCUMENTS INCORPORATED BY REFERENCE:
     Definitive Proxy Statement for the Company’s 2010 Annual Shareholders Meeting (incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14).

     This Annual Report on Form 10-K (herein, together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), which statements may be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “plans” or “continue” or the negative thereof or other variations thereon or comparable terminology referring to future events or results. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See Part I, Item 1A, Risk Factors, for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in the Form 10-K except as required by law. Unless the context indicates or requires otherwise, references in this Form 10-K to “we,” “our,” “us,” the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “Cdn$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission (SEC).
PART I

ITEM 1.	BUSINESS
General
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
Bankruptcy Proceedings
Chapter 11 Bankruptcy Filings
     On December 21, 2009 (Petitions Date), the Company and two of its wholly owned subsidiaries, TLC Vision (USA) Corporation and TLC Management Services, Inc., (Debtor Entities) filed voluntary petitions (Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (U.S. Court). The Chapter 11 cases are being jointly administered under the caption In re TLC Vision (USA) Corporation, et al., Case No. 09-14473. On the same day, the Company also filed ancillary proceedings in Canada (Canadian Petition) under the Canadian Companies’ Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice (the Canadian Court). On December 23, 2009, the Canadian Court recognized the Company’s Chapter 11 case as a “foreign main proceeding” and granted the Company certain other relief. No other operations of the Company, its affiliates or subsidiaries were involved in the filings.
     The filing of the Chapter 11 Petitions constituted an event of default under certain of the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations were stayed as a result of the filing of the Chapter 11 Petitions and the Canadian Petition.
     The December 21, 2009 petitions were submitted to expedite the Company’s financial restructuring through a pre-arranged plan of reorganization. On January 6, 2010, the Debtor Entities filed a joint plan of reorganization (Plan of Reorganization) with the U.S. Court. The Plan of Reorganization provided for, among other things, a conversion of certain indebtedness to 100% of the new equity of TLC Vision (USA) Corporation, which would emerge as a privately held Company owned by certain pre-petition senior secured creditors. There was no assurance of any distribution of funds to the stockholders of the Company under the Plan of Reorganization.
     On February 3, 2010, the Debtor Entities filed the first amended joint plan of reorganization (First Amended Plan). The First Amended Plan was backed by affiliates of a fund managed by Charlesbank Capital Partners LLC (Charlesbank). In connection with the First Amended Plan, Charlesbank provided a written commitment to fund up to $134.4 million to or for the benefit of the Company and its subsidiaries subject to the Chapter 11 proceedings. The written funding commitment was subject to the satisfaction of all conditions to the plan sponsor’s obligations set out in the plan sponsor agreement. The First Amended Plan provided for, among other things, the following: the payment in full of all amounts owed to the Company’s senior secured lenders; the acquisition by Charlesbank of substantially all of the assets of the Company, including 100% of the equity of TLC Vision (USA) Corporation and the Company’s six refractive centers in Canada; payments to employees and critical vendors in the ordinary course of business; and distributions to certain secured and unsecured creditors. There was no assurance of any distribution of funds to the stockholders of the Company under the First Amended Plan.
     On February 12, 2010, the Debtor Entities filed the second amended joint plan of reorganization (Second Amended Plan). The Second Amended Plan was backed by affiliates of Charlesbank and H.I.G. Capital, LLC (H.I.G.), which joined as a co-investor in the acquisition of the Company’s assets. In addition to the previously announced terms under the First Amended Plan, the Second Amended Plan also provided for consideration in the amount of up to $9.0 million in cash and a new promissory note of up to $3.0 million to be paid to the Company’s unsecured creditors.
     The Debtor Entities filed the third and fourth amendments to the Plan of Reorganization on March 17, 2010 and March 24, 2010, respectively. The third and fourth amendments did not significantly alter the Second Amended Plan other than for the inclusion of an additional impaired class consisting of pending medical malpractice litigation claims.
     There is no assurance of any distribution of funds to the stockholders of the Company under the Plan of Reorganization, as amended, and completion of this plan is subject to customary closing conditions, including final confirmation by the U.S. Court, Canadian Court and regulatory approvals.
     The Debtor Entities are currently operating as “debtors-in-possession” under the jurisdiction of the U.S. Court and Canadian Court (collectively, the Bankruptcy Courts) and in accordance with applicable provisions of the Bankruptcy Code and the CCAA. In general, the Company and its subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.
Debtor-In-Possession (DIP) Financing
     In connection with filing the Chapter 11 Petitions and the Canadian Petition, on December 21, 2009, the Debtor Entities filed motions with the Bankruptcy Courts seeking approval to enter into a post-petition credit agreement. On December 22, 2009, the U.S. Court issued an interim order approving the Company’s motion to obtain a senior secured super priority debtor-in-possession credit agreement (Senior DIP Credit Agreement). On December 23, 2009, the Canadian Court granted a recognition order relating to the orders received by the Company from the U.S. Court. The Senior DIP Credit Agreement, dated December 23, 2009, was among the Debtors, various lenders and Cantor Fitzgerald Securities as collateral and administrative agent.
     The Senior DIP Credit Agreement provided for financing of a senior secured super priority term loan facility in a principal amount up to $15.0 million. On December 24, 2009, the Company borrowed $7.5 million under the Senior DIP Credit Agreement, all of which remained outstanding as of December 31, 2009. For additional information regarding the terms of the Senior DIP Credit Agreement refer to Note 14, Debt, to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.
     In connection with the First Amended Plan, the Company filed motions seeking approval from the Bankruptcy Courts for a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement, approved by the U.S. Court via an interim order on February 12, 2010, which was recognized by the Canadian Court on February 18, 2010, dated February 3, 2010, is among the Debtors, various lenders and Charlesbank Equity Fund VII, Limited Partnership as collateral and administrative agent. The U.S. Court made a final order on March 9, 2010 approving the Junior DIP Credit Agreement and that order was recognized by the Canadian Court on March 16, 2010.
     The Junior DIP Credit Agreement provides for financing of a junior secured super priority term loan facility in a principal amount of up to $25 million. On February 25, 2010, the Company borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay in full the outstanding principal balance of $7.5 million under the Senior DIP Credit Agreement. For additional information regarding the terms of the Junior DIP Credit Agreement refer to Note 27, Subsequent Events, to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

Reorganization Process
     The Company is operating its business as a debtor-in-possession under the Bankruptcy Courts’ protection from creditors and claimants. The Bankruptcy Courts have approved payment of certain pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business. The Company has retained legal and financial professionals to advise on the bankruptcy proceedings. From time to time, the Company may seek the U.S. Court’s approval for the retention of additional professionals.
     Immediately after filing the Chapter 11 Petition and Canadian Petition, the Company notified all known current or potential creditors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code and the CCAA, the bankruptcy filings stayed the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition.
     As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the Creditors’ Committee). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to the Company. An information officer has been appointed by the Canadian Court with respect to the proceedings before the Canadian Court.
     Under Section 365 and other relevant sections of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including, where applicable, the Company’s express termination rights or a quantification of obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Company has under Section 365 of the Bankruptcy Code.
     The Company is reviewing all of its executory contracts and unexpired leases to determine which contracts and leases it may attempt to reject under Section 365 and other relevant sections of the Bankruptcy Code. The Company expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with certainty.
     The U.S. Court entered an order establishing March 22, 2010, as the general bar date for potential creditors to file claims. The general bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after the bar date are typically not eligible for consideration of recovery as part of the Company’s bankruptcy cases. Creditors were notified of the bar date and the requirement to file a proof of claim. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and, if necessary, the U.S. Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the U.S. Court approves a plan of reorganization, and such confirmation is recognized by the Canadian Court. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
     In order to successfully exit Chapter 11, the Company will need to obtain confirmation by the U.S. Court of the Plan of Reorganization, as amended, as well as recognition by the Canadian Court of the U.S. Court’s plan confirmation. A confirmed plan of reorganization would resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, provide for corporate governance subsequent to the Company’s exit from bankruptcy and potentially convert the Company to a privately held entity.
     The confirmation hearing on the Plan of Reorganization, as amended, is scheduled for May 5, 2010. The confirmation hearing may be adjourned from time to time by the U.S. Court without further notice except for an announcement of the adjourned date made at the confirmation hearing or any subsequent adjourned confirmation hearing. There can be no assurance at this time that the Plan of Reorganization, as amended, will be confirmed by the U.S. Court, and such confirmation recognized by the Canadian Court, or that any such plan will be implemented successfully.
     The Company has the exclusive right for 120 days after the filing of the Chapter 11 Petitions to file a plan of reorganization. The Company may file one or more motions to request extensions of this exclusivity period. If the exclusivity period expires, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the U.S.

Court, and such confirmation recognized by the Canadian Court, in order to become effective. There can be no assurance at this time that a plan of reorganization submitted by the Company will be confirmed by the U.S. Court, or such confirmation recognized by the Canadian Court, or that any such plan will be implemented successfully.
     Under the priority scheme established by the Bankruptcy Code and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common shares, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common shares, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time there is no assurance the Company will be able to restructure as a going concern or successfully implement a plan of reorganization.
     For periods subsequent to the Chapter 11 bankruptcy filings, the Company will apply Accounting Standards Codification (ASC) 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provision for losses that are realized or incurred in the bankruptcy proceedings will be recorded in reorganization items, net, on the consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts.
     Upon the filing of the Chapter 11 petitions, certain of the Company’s debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the bankruptcy petitions and due to various debt obligations being undersecured or unsecured, $106.7 million of the Company’s pre-petition net debt is included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.
     On March 1, 2010, certain equity holders filed a motion with the Bankruptcy Courts for the appointment of an equity committee. On March 23, 2010, the Bankruptcy Courts entered an order denying the motion for an order appointing an official committee of equity security holders.
Going Concern Matters
     The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern although the Chapter 11 bankruptcy filings raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on restructuring its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Courts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
Stock Market Compliance
     As of December 31, 2009, the Company’s common shares were suspended from trading on both the NASDAQ Stock Market (NASDAQ) and the Toronto Stock Exchange (TSX). The Company’s common shares were delisted from the NASDAQ and the TSX effective January 18, 2010 and January 21, 2010, respectively. The Company’s common shares currently trade on the Over-The-Counter Bulletin Board under the ticker symbol “TLCVQ”.
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
     Surgical Procedures. Vision correction surgery is an elective procedure available that alters the way light rays are focused directly on the retina, thus eliminating or dramatically reducing the need for eyeglasses or contact lenses. Several types of vision correction surgery are available, and prospective patients are encouraged to carefully consider the alternatives, the associated benefits and risks of each procedure, and seek the advice of their eye care professional. Vision correction surgeries available at TLCVision include:
•	LASIK (Laser In Situ Keratomileusis). LASIK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Because LASIK creates a corneal flap to reshape the cornea and does not disrupt the front surface of the cornea, it generally is less painful, has a quicker recovery period and shorter post-operative need for steroid eye drops than other surgical procedures. LASIK is currently the most common laser refractive procedure and may be the treatment of choice for patients desiring a more rapid visual recovery.
•	CustomLASIK. Widely introduced in 2003, CustomLASIK is a technologically supported advancement to LASIK. CustomLASIK involves increased pre-operative diagnostic capabilities that measure the eye from front to back using “wavefront” technology to create a three dimensional corneal map. The information from that map guides the laser in customizing the laser ablation to an individual’s visual irregularities, beyond myopia and hyperopia. CustomLASIK using wavefront technology has the potential to improve not only how much a person can see, in terms of visual acuity measured by the standard 20/20 eye chart, but also how well an individual can see in terms of contrast sensitivity and fine detail. This translates to a reduced occurrence of night vision disturbances post-LASIK.
•	PRK (Photorefractive Keratectomy). PRK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea without making a flap. During PRK, the protective surface layer of the cornea (the epithelium) is removed prior to the laser refractive treatment to reshape the cornea. This protective layer regenerates during the first week after surgery. The risk of pain, infection and corneal scarring is higher with PRK than with LASIK; however, the intra-operative risks are lessened with PRK because no corneal flap is created.
•	LASEK (Laser Assisted Sub-Epithelial Keratectomy). LASEK corrects nearsightedness, farsightedness and astigmatism by using an excimer laser to reshape the cornea. Unlike LASIK that creates a corneal flap, LASEK loosens and folds the protective outer layer of the cornea (the epithelium) to the side prior to the laser refractive treatment. At the completion of the laser refractive treatment the epithelium is put back in its original position. This combines the advantages of LASIK with the safety of PRK. The risk of pain, infection and corneal scarring is higher with LASEK than with LASIK; however, the intra-operative risks are lessened with LASEK because the flap which is created is only in the epithelium. The United States Food and Drug Administration (FDA) has not yet approved use of the excimer laser for LASEK.

•	AK (Astigmatic Keratotomy). AK corrects astigmatism by making microscopic incisions in the cornea to relax and change the shape of the cornea.
•	INTACS. INTACS corrects very low levels of nearsightedness (–1.00 diopters to –3.00 diopters) by implanting rings in the cornea to reshape it rather than surgically altering the cornea. INTACS may also be used to correct irregularities in the shape of the cornea caused by some corneal dystrophies.
•	CK (Conductive Keratoplasty). For patients age 40 and older, CK is designed for the temporary reduction of farsightedness (+.75 to +3.25 diopters) or to treat presbyopia. CK uses radio frequency instead of a laser to reshape the cornea.
•	PTK (Phototherapeutic Keratectomy). PTK treats abrasions, scars or other abnormalities of the cornea caused by injury, disease or previous surgery. PTK uses an excimer laser to remove superficial opacities and irregularities of the cornea to improve vision or reduce symptoms of pain or discomfort due to an underlying eye condition.
•	Refractive IOL Procedures. Intraocular lenses (IOLs) are permanent or semi-permanent artificial lenses that are implanted to replace or supplement the eye’s natural crystalline lens. While not a common procedure for correcting refractive errors, the placement of a refractive IOL can help patients who are not candidates for laser refractive surgery. IOLs have been used in the United States since the late 1960s to restore visual function to cataract patients, and more recently are being used in refractive surgery procedures. There are several types of refractive IOLs: phakic IOLs, multi-focal IOLs and accommodating IOLs. Patient suitability and quality of visual outcome for each of these lens options varies.
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
     In order to market an excimer laser for commercial sale in the United States, the manufacturer must obtain pre-market approval from the FDA. An FDA pre-market approval is specific for each laser manufacturer and model and sets out a range of approved indications. However, the FDA is not authorized to regulate the practice of medicine. Therefore, in the same way that doctors often prescribe drugs for “off-label” uses (i.e., uses for which the FDA did not originally approve the drug), a doctor may use a device such as the excimer laser for a procedure or an indication not specifically approved by the FDA, if that doctor determines that it is in the best interest of the patient. The initial FDA pre-market approval for the sale of an excimer laser for refractive procedures was granted in 1995 for the laser of Summit Technologies, Inc. (now Alcon Laboratories, Inc., a division of Nestle, S.A.). That first approval was for the treatment of myopia. To date, the FDA has approved for sale excimer lasers from approximately seven different manufacturers for LASIK and from approximately eight different manufacturers for PRK, including VISX, Inc., a subsidiary of Abbott Medical Optics (formerly Advanced Medical Optics), which is the market leader and the provider of most of the Company’s excimer lasers. In Canada and Europe, the use of excimer lasers to perform refractive surgery is not currently subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and to treat hyperopia since 1996. The Therapeutic Products Directorate of Health Canada regulates the sale of devices, including excimer lasers used to perform procedures at the Company’s Canadian eye care centers.

The Refractive Market
     While estimates of market size should not be taken as projections of revenues or of the Company’s ability to penetrate that market, Market Scope’s November 2009 Comprehensive Report on the Refractive Market estimates that the 2010 U.S. refractive market potential is 128 million eyes. To date, based on Market Scope’s estimate of the number of people who have had procedures, only an estimated 11% of this target population has had laser vision correction.
     Estimates by Market Scope indicate that 1.4 million laser vision correction procedures were performed in the United States in each of 2005, 2006 and 2007, 1.0 million were performed in 2008 and 0.8 million in 2009. As of February 2010, Market Scope estimates that 0.9 million laser vision correction procedures will be performed in 2010.
     Laser vision correction procedures are not covered by traditional health care plans and therefore procedure growth remains more a function of consumer discretionary spending. LASIK industry analysts rely on consumer spending patterns, which correlate directly to consumer sentiment, in order to predict industry growth trends. The U.S. Consumer Confidence Index (CCI) is an indicator designed to measure consumer confidence, which is defined as the degree of optimism on the state of the economy that consumers are expressing through their activities of savings and spending. The CCI fell to an all-time low in December 2008 and remained at levels well below historical average during 2009.
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
Market for Cataract Surgery
     According to Prevent Blindness America, cataracts are a leading cause of blindness among older adults in the United States. More than 20 million Americans age 40 and older have cataracts. The National Eye Institute (NEI) states that cataracts are the leading cause of low vision among all Americans, responsible for about 50 percent of all cases. The NEI estimates that the number of adults 40 years and older in the U.S. with cataracts will increase by approximately 47 percent to 30 million in 2020. Cataract surgery is the most frequently performed surgery in the United States, with more than 3 million Americans undergoing cataract surgery each year. By age 80, more than half of all Americans either have a cataract or have had cataract surgery.
TLC Vision Corporation
     TLCVision was originally incorporated by articles of incorporation under the Business Corporations Act (Ontario) on May 28, 1993. By articles of amendment dated October 1, 1993, the name of the Company was changed to TLC The Laser Center Inc., and by articles of amendment dated March 22, 1995, certain changes were effected in the issued and authorized capital of the Company with the effect that the authorized capital of the Company became an unlimited number of common shares. On September 1, 1998, TLC The Laser Center Inc. amalgamated under the laws of Ontario with certain wholly owned subsidiaries. By articles of amendment filed November 5, 1999, the Company changed its name to TLC Laser Eye Centers Inc. On May 13, 2002, the Company filed articles of continuance with the province of New Brunswick and changed its name to TLC Vision Corporation. On May 15, 2002, the Company completed its business combination with Laser Vision Centers, Inc., a leading U.S. provider of access to excimer lasers, microkeratomes, cataract equipment and related support services.
Business Strategy
     The Company operates with three distinct businesses as a diversified eye care services organization. In its refractive centers business, TLCVision has managed significant cost reductions to maintain profitability in the face of declining volumes due to the economic recession. The focus as the Company transitions to possible emergence from bankruptcy will be:

•	continued cost containment as LASIK volumes rebound under better economic conditions;
•	additional emphasis on our optometric co-management model, proven to be a sustainable competitive advantage for TLCVision; and
•	exploration of additional eye care service offerings through our national footprint of 63 majority-owned and 8 minority-owned centers.
     In the doctor services business, we have refined our strategy through divestiture of a majority of the Company’s free-standing ambulatory surgery centers and the divestiture of the Foresee PHP® distribution agreement. The Company will focus on its three core business lines within doctor services: refractive access, mobile cataract and integrated practice partnerships.
     Vision Source®, operating within the Company’s eye care business, intends to continue growing its business through increasing the number of optometric practice franchises, increasing revenue per franchise by offering a broader array of products at attractive prices and by exploring other medical specialties that apply the same successful franchise model.
Description of Refractive Centers Business
     The Company currently owns and manages refractive laser centers in the United States and Canada. Each center typically has one excimer laser with a select portion of the centers having two or more lasers. The majority of the Company’s excimer lasers are manufactured by VISX, a division of Abbott Medical Optics. The Company does not have an exclusive manufacturing agreement with VISX as the VISX laser technologies are available on a non-exclusive basis to all LASIK providers.
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

Pricing
     In TLCVision centers, the Company typically charges a per-eye fee that starts as low as $895 for conventional LASIK using a microkeratome and then escalates to as much as $2,695 for custom ablation using the IntraLase femtosecond laser for flap creation (bladeless LASIK). Most patients typically pay an average of approximately $1,900 per eye, but this can vary significantly by geographic location or the type of procedure selected. If the patient receives pre- and post-operative care from a primary care eye doctor, that doctor will typically charge approximately 15% to 20% of the patient fee ($200 to $400 depending on the procedure selected and level of services performed); in most cases, the total procedure costs to the patients are often included in a single invoice. Although competitors in certain markets may charge less for these procedures, the Company believes that important factors affecting competition in the laser vision correction market, other than price, are quality of service, reputation and skill of surgeon, customer service reputation, and relationships with affiliated doctors.
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
Co-management Model
     The Company has developed and implemented a medical co-management model under which it not only establishes, manages and operates TLCVision centers and provides an array of related support services, but also coordinates the activities of primary care doctors (usually optometrists), who co-manage refractive surgery patients, and refractive surgeons (ophthalmologists), who perform laser vision correction procedures in affiliation with the local center. The primary care doctors assess whether patients are candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and follow-up visits. The co-management model permits the surgeon to focus on providing superior laser vision correction surgery while allowing the patient’s primary eye care doctor to continue providing care after the patient’s surgery is completed. In addition, most TLCVision centers have a Clinical Director on site who works to support and expand the local network of affiliated doctors. The Clinical Director provides a range of clinical training and consultation services to affiliated primary care doctors to support these doctors’ individual practices and to assist them in providing quality patient care. See Part I, Item 1, Business — Government Regulation — Regulation of Optometrists and Ophthalmologists.
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

     In addition, the Company markets directly to potential patients through a variety of methods including radio, television, print advertising, internet sites, direct mail, alumni and local market sponsorships. Tiger Woods, world-class golfer, and Elaine Larsen, jet car driver are both TLCVision patients and are featured in the Company’s marketing efforts. The Company uses a variety of traditionally accepted advertising, direct marketing and digital marketing efforts to reach potential patients. The Company utilizes a comprehensive internet strategy with the goal of having a leading refractive presence through TLCVision owned websites and partnerships.
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
Description of Doctor Services Business
     TLCVision’s doctor services business provides doctors and medical facilities with mobile or fixed-site access to refractive and cataract surgery equipment, supplies, technicians and diagnostic products, as well as owns and manages single-specialty ambulatory surgery centers.
Description of Mobile Cataract Segment
     Through its Sightpath Medical (Sightpath) subsidiary, formerly known as Midwest Surgical Services (MSS), TLCVision provides mobile and fixed site cataract equipment and related services in approximately 41 states. As of December 31, 2009, Sightpath employed 53 mobile cataract equipment technicians and operated 53 mobile cataract systems. A Sightpath certified surgical technician transports the mobile equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Technicians are also certified to scrub for cataract cases as requested by the surgeon and facility. A typical service offering will include cataract equipment, IOLs, surgical instruments and supplies. Related services including yttrium-aluminum-garnet (YAG) capsulotomy and selective laser trabeculoplasty (SLT) laser treatment are also available.
     Cataract patients, the majority of whom are elderly, typically prefer to receive treatment near their homes. Sightpath focuses on developing relationships among local hospitals, referring optometrists and eye surgeons in small to medium-sized markets where Sightpath’s shared-access approach and mobile systems make it economically feasible for optometrists and surgeons to provide cataract surgical services that are “close to home.”

     The Sightpath sales staff focuses on identifying small to medium-sized markets, which usually do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, Sightpath’s sales staff will contact the local hospital and local optometrists to develop interest in “close to home” cataract surgery services. When there is sufficient interest, the sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, Sightpath seeks to increase demand for its mobile cataract services and increase convenience for cataract patients.
     Sightpath was the exclusive United States distributor of the Foresee PHP®, a preferential hyperacuity perimeter that monitors the progression of Age-Related Macular Degeneration (AMD), the leading cause of vision loss for people over age 50 in the United States. According to the Macular Degeneration Partnership, there are as many as 15 million Americans affected with the disease. The Foresee PHP® is an FDA cleared, clinically validated device that detects conversion from intermediate dry AMD to the vision-threatening wet form known as Choroidal Neovascularization. Sightpath distributed the Foresee PHP® out of its Minneapolis, Minnesota location.
     Effective December 10, 2009, the Company terminated its exclusive distribution agreement of the Foresee PHP® with the device’s developer and manufacturer Notal Vision®. For additional information regarding the agreement termination refer to Note 9, Investments and Other Long-Term Assets, to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.
Description of Refractive Access Segment
     TLCVision’s refractive access (or mobile refractive) business provides eye surgeons access to excimer femtosecond laser platforms, microkeratomes, other equipment and value-added support services such as training, technical support and equipment maintenance. TLCVision’s access delivery system, located primarily in the United States, utilizes both mobile equipment and fixed-site locations. The Company believes that this flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that it can serve, and allows it to effectively respond to changing market demands.
     TLCVision’s mobile access systems are typically used by eye surgeons who perform fewer than 30 procedures per month or are in markets where they are able to offer consolidated surgery days to patients. A certified laser technician accompanies each excimer laser from location to location. If an eye surgeon uses the microkeratome service, the Company generally supplies one microkeratome, one accessory kit and a second Company employee, who is certified by the microkeratome manufacturer and acts as a surgical technician.
     Mobile laser equipment is provided by means of a proprietary Roll-On/Roll-Off laser system. The Roll-On/Roll-Off laser system, elements of which have been patented, consists of an excimer laser mounted on a motorized air suspension platform. The Roll-On/Roll-Off laser system is transported between locations in a specifically modified truck and allows an excimer laser to be easily moved upon reaching its destination. Due to the design of the Roll-On/Roll-Off system, the laser usually requires only minor adjustments and minimal set-up time at each destination. As of December 31, 2009, TLCVision had 24 Roll-On/Roll-Off systems in operation, all of which were located in the United States. In addition to the standard excimer laser, the Company also offers 11 mobile Intralase units in the United States.
     TLCVision’s fixed site lasers are dedicated to single locations where eye surgeons typically perform more than 40 cases per month over several surgery days to maintain a competitive offering for patients. As of December 31, 2009, the Company had approximately 35 U.S. fixed sites. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by a qualified eye surgeon.
     The Company also provides a broad range of support services to the eye surgeons who use its equipment, including arranging for training of physicians and staff, technical support and equipment maintenance, industry updates and marketing advice, clinical advisory support, patient financing and partnership opportunities.
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

access is provided on agreed upon dates at either the surgeons’ offices or a third party’s facility. In return, the surgeons pay a per procedure fee for access services and generally agree to exclusively use TLCVision’s equipment for refractive surgery. The Company does not provide medical services to the patients or any administrative services to the access surgeon customer.
•	Under standard refractive fixed access agreements with surgeons, TLCVision generally provides the following: a fixed-base laser platform and microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), periodic maintenance and certain technology upgrades. In return, the surgeons pay either a per procedure fee and guarantee a minimum number of procedures per month, or a flat monthly fee plus the cost of per procedure cards and blades. In addition, the surgeons generally agree to use exclusively TLCVision’s equipment for refractive surgery. The Company does not provide a laser operator, microkeratome technician, medical services or any administrative services to the access surgeon customer.
•	Under joint venture arrangements, TLCVision directly or indirectly provides either mobile or fixed-base laser access and the following: microkeratome equipment, certain related supplies for the equipment (such as laser gases, per procedure cards and microkeratome blades), laser operator, microkeratome technician, maintenance and certain technology upgrades, the laser facility, management services which include administrative services such as billing and collections, staffing for the refractive practice, marketing assistance and funds and other support services. TLCVision receives an access fee and management services fees in addition to being reimbursed for the direct costs paid by the Company for the laser facility operations. In return, the surgeons generally agree to exclusively use the Company’s equipment for refractive surgery and/or not to compete with the Company within a certain area. Neither TLCVision nor the joint ventures provide medical services to the patients.
Description of Surgical and Secondary Care Center Segment
     The Company’s “other” segment in the doctor services business primarily consists of both integrated and free-standing ambulatory surgical centers. As of December 31, 2009, TLCVision had a majority ownership in two integrated surgical operations in the state of Michigan and the Philadelphia/western New Jersey metropolitan areas that include ambulatory surgical centers. The Company has ownership interests in an additional two free-standing, actively-operating ambulatory surgical centers. Ambulatory surgery centers provide outpatient surgery services in a less institutional, more productive and cost-efficient setting than traditional hospitals. The two primary procedures performed are cataract extraction with IOL implantation and YAG capsulotomies. However, the ambulatory surgical centers have the capability to accommodate additional ophthalmic surgical procedures as well as additional procedures such as podiatry and pain control, in certain instances.
     During the year ended December 31, 2009, the Company divested one majority-owned and two minority-owned free-standing ambulatory surgical centers for a combined net sale price of approximately $2.2 million, resulting in a net loss on divestiture of $1.6 million. The Company continues to review potential opportunities to sell the remaining free-standing ambulatory surgical center investments during 2010.
Description of Eye Care Business
     The Company’s eye care business is currently comprised of one reportable segment, which is the optometric franchising segment. The Company’s optometric franchising segment primarily consists of Vision Source®, a majority-owned subsidiary that provides marketing, practice development and purchasing power to independently-owned and operated optometric practices in the United States and Canada. As of December 31, 2009 and 2008, Vision Source® had approximately 2,100 and 1,900 franchisees, respectively, under franchise agreements across North America. In exchange for providing services to its franchisees, Vision Source® received franchise fees equal to a predetermined percentage of gross practice billings. This segment supports the development of independent practices and complements the Company’s co-management model.
Website and Available Information
     TLCVision has linked its branded eye care centers, network doctors and potential patients through its websites, www.tlcvision.com and www.lasik.com, which provide a directory of affiliated eye care providers and contain questions and answers about laser vision correction. TLCVision’s corporate website www.tlcv.com contains information for stockholders and investors.
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
     The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as all other employees and Board of Directors. This Code of Conduct and the Company’s corporate governance policies are posted on the Company’s website www.tlcv.com/about/ethics/. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its Code of Conduct by posting such information on this website. The charters of the committees of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.
Equipment and Capital Financing
     The Company primarily utilizes VISX excimer lasers for refractive surgery. See Part I, Item 1, Business — Laser Correction Procedures, for further details regarding VISX. The Company does not have an exclusive manufacturing agreement with VISX as the VISX laser technologies are available on a non-exclusive basis to all LASIK providers. Based on the availability of cash and financing, the Company expects to upgrade the capabilities of its lasers as technology improves. Although there can be no assurance, the Company believes that, based on the number of existing excimer laser manufacturers, the current inventory levels of those manufacturers is more than adequate for the Company’s future operations.
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
     Within the consumer market for laser vision correction, the Company continues to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market may grow. Laser vision correction providers are divided into three major segments: corporate-owned centers; independent surgeon-owned centers; and institution-owned centers. According to Market Scope information for 2009, independent surgeon-owned centers accounted for the largest percentage of total procedure volume in the industry with an approximate 61% market share. Corporate-owned centers accounted for 32% of total procedures performed, which is a decrease over the prior year of 1 percentage point. The remaining 7% of laser vision correction procedures were performed at institution-owned centers, such as hospitals or universities.
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
Government Regulation
Excimer Laser Regulation
     United States
     Medical devices, such as the excimer lasers used in the Company’s U.S. centers, are subject to stringent regulation by the FDA and cannot be marketed for commercial use in the United States until the FDA grants pre-market approval for the device. To obtain a pre-market approval for a medical device, excimer laser manufacturers must file a pre-market approval application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of their excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a pre-market approval. See Part I, Item 1, Business – Laser Correction Procedures.
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
     Any excimer laser manufacturer that obtains pre-market approval for use of its excimer lasers will continue to be subject to regulation by the FDA. Although the FDA does not specifically regulate surgeons’ use of excimer lasers, the FDA actively enforces regulations prohibiting marketing of products for non-approved uses and conducts periodic inspections of manufacturers. During 2009, the FDA performed on-site inspections of a number of LASIK centers and issued 17 warning letters, including letters to several TLC locations, regarding inadequate adverse event reporting systems. TLC has responded to all warning letters any of its managed centers received. The inspections did not identify problems with the use of the LASIK devices at any of these facilities.
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
     The marketing and promotion of laser vision correction in the United States are subject to regulation by the FDA and the Federal Trade Commission (FTC). The FDA and FTC have released a joint communiqué on the requirements for marketing laser vision correction in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of laser vision correction and has been monitoring marketing activities in this area through a non-public inquiry to identify areas that may require further FTC attention. During 2009, the FDA issued a letter to eye care professionals providing them with information about the advertising and promotion of FDA-approved lasers for LASIK. On October 15, 2009, the FDA announced a collaborative study with the National Eye Institute and the Department of Defense to examine the potential impact on quality of life from LASIK.

     Canada
     The use of excimer lasers in Canada to perform refractive surgery is not subject to regulatory approval, and excimer lasers have been used to treat myopia since 1990 and hyperopia since 1996. The Therapeutic Products Directorate of Health Canada (TPD) regulates the sale of devices, including excimer lasers used to perform procedures at the Company’s Canadian eye care centers. Pursuant to the regulations prescribed under the Canadian Food and Drugs Act, the TPD may permit manufacturers or importers to sell a certain number of devices to perform procedures provided the devices are used in compliance with specified requirements for investigational testing. Permission to sell the device may be suspended or cancelled where the TPD determines its use endangers the health of patients or users or where the regulations have been violated. Devices may also be sold for use on a non-investigational basis where evidence available in Canada to the manufacturer or importer substantiates the benefits and performance characteristics claimed for the device. The Company believes that the sale of the excimer lasers to its eye care centers, as well as their use at the centers, complies with TPD requirements. Canadian regulatory authorities could impose restrictions on the sale or use of excimer lasers, which could have a material adverse effect on the Company’s business, financial condition and operations.
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
     Doctors affiliated with the Company’s cataract access and surgical and secondary care center segments provide services that are reimbursable under Medicare and Medicaid. Further, ophthalmologists and optometrists co-manage Medicare and Medicaid patients who receive services at the Company’s secondary care centers. The co-management model is based, in part, upon the referral by an optometrist for surgical services performed by an ophthalmologist and the provision of pre- and post-operative services by the referring optometrist. The Office of the Inspector General (OIG) for the Department of Health and Human Services, the government agency responsible for enforcing the anti-kickback statute, has stated publicly that to the extent there is an agreement between optometrists and ophthalmologists to refer back to each other, such an agreement could constitute a violation of the anti-kickback statute. The Company believes, however, that its co-management program does not violate the anti-kickback statute, as patients are given the choice whether to return to the referring optometrist or to stay with the ophthalmologist for post-operative care.

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
     The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) were enacted to (a) improve the efficiency and effectiveness of the healthcare system by standardizing the exchange of electronic information for certain administrative and financial transactions and (b) protect the confidentiality and security of health information. HIPAA directed the Department of Health and Human Services to promulgate a set of interlocking regulations to implement the goals of HIPAA. The regulations apply to “covered entities” that include health plans, healthcare clearinghouses and healthcare providers who transmit protected health information (PHI) in electronic form in connection with certain administrative and billing transactions. These regulations can be divided into the following:
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

     Some states require the permission of their department of health, or a division thereof, such as a health planning commission, in the form of a Certificate of Need (CON) prior to the construction or modification of an ambulatory care facility, such as a laser center, or the purchase of certain medical equipment in excess of an amount set by the state. There can be no assurance that the Company will be able to acquire a CON in all states where a CON is required.
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
Employees
     Including part-time employees, the Company had approximately 800 and 1,000 employees as of December 31, 2009 and 2008, respectively. The Company’s future growth will be highly dependent upon the skills of its key technical and management personnel both in its corporate offices and in its eye care centers, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good. See Part I, Item 1A, Risk Factors – The Company depends on key personnel whose loss could adversely affect its business.

ITEM 1A.	RISK FACTORS
     The following are certain risk factors that could affect the Company’s business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks that are highlighted here are not the only ones that the Company faces. If any of the risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected. In that case, the trading price of the Company’s securities could decline, and TLCVision’s securityholders may lose all or part of their investment.
Bankruptcy Related Risk Factors
The Company filed for protection under Chapter 11 of the Bankruptcy Code and the CCAA on December 21, 2009.
     During the Company’s bankruptcy proceedings, TLCVision’s operations and ability to execute a business plan are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with the Company’s bankruptcy proceedings include the Company’s ability to:
•	obtain court approval with respect to motions filed in the bankruptcy proceedings;
•	obtain confirmation of and consummate a plan of reorganization with respect to the bankruptcy proceedings;
•	obtain and maintain commercially reasonable terms with vendors and service providers;
•	renew contracts that are critical to our operations; and
•	retain management and other key individuals.
     These risks and uncertainties could affect the Company’s business and operations in various ways. Negative events or publicity associated with the bankruptcy proceedings could adversely affect the Company’s sales and relationships with customers, physicians, vendors and employees, which in turn could adversely affect the Company’s operations and financial condition. In addition, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Courts, which may limit the Company’s ability to respond in a timely manner to certain events or take advantage of certain opportunities.
     As a result of the bankruptcy proceedings, the Company’s outstanding common shares are expected to have no value and would be canceled under the existing amended Plan of Reorganization and, therefore, the Company believes that the value of its various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.
Our ability to independently manage our business is restricted during the bankruptcy proceedings, and steps or actions in connection therewith may require the approval of the U.S. Court, the Canadian Court and our creditors.
     Pursuant to the various U.S. Court orders, and ancillary proceedings in Canada, during the bankruptcy proceedings, some or all of the decisions with respect to our business may require consultation with, review by or ultimate approval of the U.S Court, the Canadian Court, our general unsecured creditors’ committee and our secured creditors. We can not assure that these third parties will support our positions on matters presented during the bankruptcy proceedings, including the Plan of Reorganization, as amended. Disagreements between us and these various third parties could protract the Chapter 11 cases, negatively impact our ability to operate and delay our emergence from the Chapter 11 proceedings.
Inability to obtain confirmation of the Company’s Plan of Reorganization, as amended, in a timely manner may significantly disrupt operations.
     The impact a continuation of the bankruptcy proceedings may have on our operations and businesses cannot be accurately predicted or quantified. The continuation of the bankruptcy proceedings, particularly if the Plan of Reorganization, as amended, is not approved or confirmed in a timely manner, could adversely affect our operations and relationships with our customers, vendors, suppliers and employees. If confirmation of the Plan of Reorganization, as amended, does not occur expeditiously, the bankruptcy proceedings could result in, among other things, increases in costs, professional fees and similar expenses. In addition, prolonged bankruptcy proceedings may make it more difficult to retain and attract management and other key personnel, and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.
While the bankruptcy cases are pending, our financial results may be volatile and may not reflect historical trends.
     While the bankruptcy proceedings are pending, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract termination and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the filling of the Chapter 11 Petitions. Further, we may sell or otherwise dispose of assets and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and the Plan of Reorganization, as amended, could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Plan of Reorganization, as amended.
Failure to obtain confirmation of the Company’s Plan of Reorganization, as amended, may result in liquidation or an alternative plan on less favorable terms.
     Although the Company believes that the proposed Plan of Reorganization, as amended, will satisfy requirements for confirmation under the Bankruptcy Code and recognition under the CCAA, there can be no assurance that the Bankruptcy Courts will reach the same conclusion. In addition, confirmation of the Plan of Reorganization, as amended, is subject to certain conditions. Failure to meet any of these conditions could result in the propose amended Plan of Reorganization not being confirmed. If the plan is not confirmed there can be no assurance that the Chapter 11 Petitions will continue rather than be converted into Chapter 7 liquidation cases or that any alternative plan or plans of reorganization would be on terms as favorable to the holders of claims. If a liquidation or protracted reorganization of the Company’s business or operations were to occur, there is a substantial risk that the Company’s going concern value would be substantially eroded to the detriment of all stakeholders.
The Company’s common shares are no longer listed on the NASDAQ or TSX.
     As of December 31, 2009, the Company’s common shares were suspended from trading on both the NASDAQ and the TSX. The Company’s common shares were delisted from the NASDAQ and the TSX effective January 18, 2010 and January 21, 2010, respectively. The Company’s common shares currently trade on the Over-The-Counter Bulletin Board under the ticker symbol “TLCVQ”.
     As a result of the Company’s common shares no longer being listed on the NASDAQ or TSX, it will likely be more difficult for stockholders and investors to sell our common shares or to obtain accurate quotations of the price of our common shares. In connection with the delisting of the Company’s common shares, there may also be other negative implications, including the potential loss of confidence in our Company by suppliers, customers, physicians and employees and the loss of institutional investor interest in our common shares.
Transfers or issuance of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future.
     Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have NOL carryforwards in the United States of approximately $100.8 million as of December 31, 2009. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of the bankruptcy proceedings.
     A restructuring of our debt pursuant to the bankruptcy proceedings may give rise to cancellation of indebtedness or debt forgiveness (COD), which if it occurs would generally be non-taxable. If the COD is non-taxable, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of a plan of reorganization, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our financial future.
The Company may be unable to continue as a going concern.
     The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern although the Chapter 11 bankruptcy filings raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on restructuring its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Courts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Other Risk Factors
Economic conditions cause fluctuations in the Company’s revenues and profitability.
     During 2009 and 2008, the United States experienced sharp declines in key economic indicators, including the CCI. The CCI, as reported by the Conference Board, a non-profit business group that is highly regarded by investors and the Federal Reserve, fell from 87.3 at January 2008 to 38.6 at December 2008. The CCI fell to a record low of 25.3 at February 2009 and gradually improved to 53.6 at December 2009, well below an index that was at or above 100 for a significant portion of the decade.
     Laser vision correction is generally not reimbursed by health care insurance companies or other third-party payors and is therefore impacted by consumer discretionary spending patterns. As a result, overall U.S. industry-wide demand for laser vision correction declined by approximately 27% and 26% in 2009 and 2008, respectively, and may continue to decline into 2010. Accordingly, the Company’s future operating results may vary based upon the impact of changes in economic conditions and the resulting impact on discretionary spending habits of consumers interested in laser vision correction. If consumer discretionary spend does not rebound, further declines in procedure levels and revenue may result.
     Weakened economic conditions, including the distressed credit market, may also result in an increase in the number of our customers who experience financial distress and therefore do not qualify for patient financing or declare bankruptcy. A renewed decline in the economy could have a material impact on the Company’s financial condition and operating results.
The Company has reported accumulated deficits; its profitability is uncertain.
     For the year ended December 31, 2009, TLCVision reported an annual net loss attributable to TLC Vision Corporation of $36.7 million and an accumulated deficit balance of $410.4 million. Management is uncertain as to the profitability level of the Company going forward. The Company’s profitability will depend on a number of factors, including:
•	the outcome of the current bankruptcy proceedings;
•	macroeconomic conditions in the United States and Canada, including the availability of discretionary income;
•	general demand for eye-care services;
•	the Company’s public image in the marketplace;
•	market acceptance of TLCVision’s value-oriented pricing strategy;
•	the Company’s ability to control costs;
•	the Company’s ability to execute its business strategy;
•	the Company’s ability to obtain adequate insurance against malpractice claims and reduce the number of claims;
•	concerns about the safety and effectiveness of laser vision correction;
•	competitive factors;
•	regulatory developments;
•	the Company’s ability to retain and attract qualified personnel; and
•	doctors’ ability to obtain adequate insurance against malpractice claims at reasonable rates.
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
     Competition in the market for laser vision correction could increase as excimer laser surgery becomes more commonplace. In addition, competition would increase if state or provincial laws were amended to permit optometrists, in addition to ophthalmologists, to perform laser vision correction. The Company will compete on the basis of quality of service, surgeon skill, reputation and price. If more providers offer laser vision correction in a given geographic market, the price charged for such procedures may decrease. Competitors have offered laser vision correction at prices considerably lower than TLCVision’s prices. The laser vision correction industry has been significantly affected by reductions in the price for laser vision correction. Market conditions may compel the Company to lower prices in its centers to remain competitive and any reduction in its prices may not be offset by an increase in the Company’s procedure volume or decreases in costs. A decrease in either the fees or procedures performed at TLCVision’s eye care centers or in the number of procedures performed at centers could cause revenues to decline, and business and financial condition to weaken.

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
     The Company experienced significant fluctuations in quarterly loss during 2009, ranging from a first quarter net loss attributable to TLC Vision Corporation of $1.3 million to a fourth quarter net loss attributable to TLC Vision Corporation of $18.5 million. TLCVision may experience future quarterly losses, which may exceed prior quarterly losses. The Company’s expense levels will be based, in part, on our expectations as to future revenues. Historically, quarterly results of operations have varied, and future results may continue to fluctuate significantly from quarter to quarter. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as indications of our future performance or annual operating results. Quarterly results will depend on numerous factors, including the Company’s bankruptcy proceedings, economic conditions in our geographic markets, market acceptance of our services, seasonal factors, availability of capital under our credit and DIP facilities, and other factors described in this Annual Report on Form 10-K.
The Company may make investments that may not be profitable.
     The Company makes investments that are intended to support its business strategy, generally targeted to companies in the laser vision correction or doctor services businesses. In addition, the Company evaluates the strategic fit of current operations and investments, and has sought to divest those that we do not believe fit our strategy or enhance stockholder value. If the Company is unable to successfully manage its current and future investments, if those investments are not profitable or do not generate the expected returns, or if TLCVision is not successful in completing divestitures or achieving its targeted exit valuation, then future operating results may be adversely impacted.
Technological changes could occur rendering our equipment or services obsolete, requiring the Company to make significant capital expenditures or modify its business model, which could cause revenues or profitability to decline.
     Industry, competitive or clinical factors, among others, may require the Company to introduce alternate ophthalmic laser technology or other surgical or non-surgical methods for correcting refractive vision disorders than those that we currently use in our laser vision correction centers. Such alternative technologies could include various intraocular lens technologies or other new technologies. Introducing such technology could require significant capital investment or force us to modify our business model in such a way as to make our revenues or profits decline. An increase in costs could reduce our ability to maintain our profit margin. An increase in prices could adversely affect our ability to attract new patients.

The Company’s refractive centers strategy partially depends on the Company’s ability to successfully execute direct to consumer advertising programs.
     The success of TLCVision’s refractive centers strategy is partially dependent on increasing the number of procedures at TLC Laser Eye Centers through the Company’s consumer advertising programs. The success of this direct to consumer advertising is dependent upon several factors, including the Company’s ability to:
•	cost-effectively generate procedures through advertising programs;
•	allocate the funds necessary to support consumer advertising programs;
•	develop consumer advertising as a competency in the Company; and
•	maintain a reliable contact management center, including call center operations and lead follow-up programs.
     The Company also features athletes who are TLCVision patients in its marketing efforts. Actions taken by athletes who are featured in our marketing efforts that harm the reputation of those athletes could also harm our brand image with prospective patients and, as a result, could have an adverse effect on our revenues and financial condition.
The Company’s long-term success will depend, in part, on its ability to open new centers, make acquisitions, or enter into affiliate arrangements.
     To an extent, the general growth of the Company will be dependent on increasing the number of eye care centers through internal development or acquisitions and entering into affiliate arrangements with local eye care professionals.
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
The Company must successfully balance demand for refractive surgery with its operating costs, particularly in its refractive centers and refractive access segments.
     The demand for refractive surgery declined approximately 27% and 26% in 2009 and 2008, respectively. Both the Company’s refractive centers and refractive access segments have been adversely impacted by this slowing of demand. In response, the Company has reduced costs through a variety of initiatives including reductions in headcount, freezing or reducing salaries and benefits, decreases in discretionary spending including direct to consumer marketing, reductions in overhead costs, and the closure of underperforming refractive centers/mobile refractive routes. There is no guarantee that these cost reduction initiatives will achieve their intended savings targets or that these reductions will be sufficient to maintain earnings or positive cash flow. Additionally, reductions in direct to consumer marketing may impact the level of demand in our refractive centers segment.
The Company depends on key personnel whose loss could adversely affect its business.
     TLCVision’s success and growth depends in part on the active participation of key medical and management personnel. The Company maintains key person insurance for several key ophthalmologists. Despite having this insurance in place, the loss of any one of these key individuals could adversely affect the quality, profitability and growth prospects of business operations.
     The Company has employment or similar agreements with the key personnel. The terms of these agreements include, in some cases, entitlements to severance payments in the event of termination of employment by either TLCVision or the employee.
The Company may be subject to malpractice and other similar claims and may be unable to obtain or maintain adequate insurance against these claims.
     The provision of medical services at the Company’s centers entails an inherent risk of potential malpractice and other similar claims. All of the Company’s U.S. professional malpractice insurance has a $250,000 deductible per claim for claims filed prior to May 1, 2009 and $50,000 per claim for those filed subsequent to May 1, 2009. Patients at the Company’s centers execute informed consent statements prior to any procedure performed by doctors, but these consents may not provide adequate liability protection. Although TLCVision does not engage in the practice of medicine or have responsibility for compliance with regulatory and other requirements directly applicable to doctors and doctor groups, claims, suits or complaints relating to services provided at the Company’s centers may be asserted against TLCVision in the future, and the assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages.
     The Company currently maintains malpractice insurance coverage and accruals that it believes are adequate both as to risks and amounts covered. In addition, TLCVision requires the doctors who provide medical services to maintain comprehensive professional liability insurance. Further, most of these doctors have agreed to indemnify the Company against certain malpractice and other claims. TLCVision’s insurance coverage, however, may not be adequate to satisfy claims, insurance maintained by the doctors may not protect the Company, and such indemnification may not be enforceable or, if enforced, may not be sufficient. The Company’s inability to obtain adequate insurance or an increase in the future cost of insurance to TLCVision and the doctors who provide medical services at the centers may have a material adverse effect on the Company’s business and financial results.
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
     TLCVision operates in 48 states and three Canadian provinces and is subject to various federal, state, provincial and local income, payroll, unemployment, property, franchise, capital, sales and use tax on operations, payroll, assets and services. The Company endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors who assist in the process. Many states and other taxing authorities have been interpreting laws and regulations more aggressively to the detriment of taxpayers. The Company believes that it has adequate provisions and accruals in the financial statements for tax liabilities, although TLCVision cannot predict the outcome of future tax assessments.
Compliance with industry regulations in the U.S. is costly and burdensome.
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
     Many state laws limit or prohibit corporations from practicing medicine and optometry, and many federal and state laws extensively regulate the solicitation of prospective patients, the structure of fees and contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others. Some states also impose licensing requirements. Although the Company attempts to structure its business and contractual relationships in compliance with these laws in all material respects, if any aspect of its operations was found to violate applicable laws, the Company could be subject to significant fines or other penalties, be required to cease operations in a particular jurisdiction, be prevented from commencing operations in a particular state or otherwise be required to revise the structure of its business or legal arrangements. Many of these laws and regulations are ambiguous, have not been definitively interpreted by courts or regulatory authorities, and vary from jurisdiction to jurisdiction. Accordingly, the Company may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of the Company’s activities could be challenged.
     Reform to the U.S. health care system has been enacted in various federal and state legislatures over the past several years and may continue to change in the future. To respond to any such changes, the Company could be required to revise the structure of its legal arrangements or its fee structure, incur substantial legal fees, fines or other costs, or curtail some of the Company’s business activities, reducing the potential profit of some of its arrangements.
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
Compliance with U.S. Food and Drug Administration regulations regarding the use of excimer laser systems for laser correction is costly and burdensome.
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
Healthcare reform may impact the Company’s business.
     Healthcare reform enacted in the United States may bring significant changes in the financing and regulation of the healthcare industry. Depending on the nature of such changes, they could have a material adverse effect on TLCVision’s business, financial condition and results of operations.
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
     TLCVision has a shareholder rights plan enabling the Board of Directors to delay a change in control of the Company, which could discourage a third party from attempting to acquire control of the Company, even if an attempt would be beneficial to the interests of the shareholders. In addition, since TLCVision is a Canadian corporation, investments in the Company may be subject to the provisions of the Investment Canada Act. In general, this act provides a system for the notification to the Investment Canada agency of acquisitions of Canadian businesses by non-Canadian investors and for the review by the Investment Canada agency of acquisitions that meet thresholds specified in the act. To the extent that a non-Canadian person or company attempted to acquire 33% or more of TLCVision’s outstanding common shares, the threshold for a presumption of control, the transaction could be reviewable by the Investment Canada agency. The Investment Canada Act also applies to a change of control effected by a sale of all or substantially all of the assets of the Company.

     The Company has entered into a plan sponsor agreement dated February 3, 2010, as amended (the Plan Sponsor Agreement), backed by affiliates of Charlesbank and H.I.G. Pursuant to the Plan Sponsor Agreement, the Company and its directors, officers and other representatives are prohibited from soliciting other proposals to acquire 50% or more of the outstanding equity of the Company or other acquisition or capital restructuring transactions involving the Company or its subsidiaries. In addition, the Company’s Board of Directors may only accept or recommend unsolicited proposals that meet the definition of “Superior Proposal” contained in the Plan Sponsor Agreement. In such a circumstance, as well as other circumstances set forth in the Plan Sponsor Agreement, the Company would be obligated to pay a $5.0 million termination fee and Charlesbank’s expenses up to a maximum of $2.0 million.
     These factors and others could have the effect of delaying, deferring or preventing a change of control of the Company supported by shareholders but opposed by our Board of Directors.
We have significant tax net operating loss carryovers that may not be utilized.
     As of December 31, 2009, the Company has net operating losses available for carry forward for income tax purposes of approximately $100.8 million, which may be available to reduce taxable income in future years. There is no guarantee that all, if any, of the Company’s net operating losses will be utilized in future periods. See Note 17, Income Taxes, to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
     The Company’s refractive centers are located in leased premises throughout the United States and Canada. The leases are negotiated on market terms and typically have terms of five to ten years. TLCVision’s U.S. Corporate Office is located in approximately 29,000 square feet of leased office space in St. Louis, Missouri under a lease that will expire in 2016. TLCVision also maintains approximately 19,000 square feet of office/warehouse space in Bloomington, Minnesota primarily for its doctor services operations. The Bloomington facility lease expires in 2016.
     TLCVision’s International Corporate Office was located in leased office space at 5280 Solar Drive, Mississauga, Ontario, Canada under a lease with Canada Mortgage and Housing Corporation expiring in 2016. Effective December 21, 2009, the Company was no longer utilizing the International Corporate Office and is temporarily leasing alternate space in Mississauga, Canada.
     On December 21, 2009, in conjunction with the Company’s bankruptcy proceedings, a first day motion was filed in the U.S. Court requesting entry of an order authorizing the Company to reject the unexpired lease with Canada Mortgage and Housing Corporation under authority of sections 105(a) and 365(a) of the Bankruptcy Code. On January 21, 2010, an order was entered authorizing the Company to reject the lease as of the Petitions Date. For additional information regarding this lease rejection, refer to Note 14, Debt, to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.
     The terms of the Company’s leases provide for total aggregate monthly lease obligations of approximately $0.7 million in 2010. However, such obligations may be impacted by the ongoing bankruptcy proceedings.

ITEM 3.	LEGAL PROCEEDINGS
     On December 21, 2009, the Company and two of its wholly owned subsidiaries, TLC Vision (USA) Corporation and TLC Management Services, Inc., filed the Chapter 11 Petitions in the U.S. Court. The Chapter 11 cases are being jointly administered under the caption In re TLC Vision (USA) Corporation, et al., Case No. 09-14473. On the same day, the Company also filed the Canadian Petition under the CCAA in the Canadian Court. On December 23, 2009, the Canadian Court recognized the Company’s Chapter 11 case as a “foreign main proceeding” and granted the Company certain other relief. No other operations of the Company, its affiliates or subsidiaries were involved in the filings. See Part I, Item 1, Business – Bankruptcy Proceedings, for additional information.
     Except for bankruptcy proceedings noted above, at December 31, 2009 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     As of December 31, 2009, the Company’s common shares were suspended from trading on both the NASDAQ and TSX. The Company’s common shares were delisted from the NASDAQ and the TSX effective January 18, 2010 and January 21, 2010, respectively. The Company’s common shares currently trade on the Over-The-Counter Bulletin Board under the ticker symbol “TLCVQ”.
     The following table sets forth, for the periods indicated, the high and low closing prices per share of our common shares on the NASDAQ Global Market:

	NASDAQ
	GLOBAL
	MARKET
	HIGH	LOW
2008
First Quarter March 31, 2008	$3.17	$0.96
Second Quarter June 30, 2008	1.58	0.99
Third Quarter September 30, 2008	1.37	0.74
Fourth Quarter December 31, 2008	0.74	0.14

2009
First Quarter March 31, 2009	$0.20	$0.09
Second Quarter June 30, 2009	0.43	0.11
Third Quarter September 30, 2009	0.40	0.18
Fourth Quarter December 31, 2009	0.30	0.04
     As of March 9, 2010, there were approximately 700 shareholders of record of the common shares.
     The Company has never declared or paid cash dividends on the common shares. The Company’s ability to pay dividends is currently restricted, among other reasons, pursuant to the Company’s bankruptcy proceedings.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
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
     The Company offers a portion of its patients extended lifetime warranties, i.e., the TLC Lifetime Commitment®. Participation in the TLC Lifetime Commitment® program is included in the surgical price for a specific type of procedure selected by a portion of its patients. Under this pricing model, the Company accounts for the TLC Lifetime Commitment® program as a warranty obligation under the provisions of ASC 450, Contingencies. Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability at the point of sale given the Company’s ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.
     The Company offers an extended TLC Lifetime Commitment® warranty at a separately-priced fee to customers selecting a lower level base surgical procedure. Under applicable accounting rules, 100% of revenues and related costs from the sale of the separately priced lifetime warranty are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of re-treatment volume, which are based on historical warranty claim activity. The Company believes it has sufficient experience to support recognition on other than a straight-line basis. Accordingly, the Company has deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedure are expected to be incurred.
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
     The Company serves surgeons who performed approximately 193,300 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during the year ended December 31, 2009. During the year ended December 31, 2009, the Company’s refractive center and access procedure volume, including minority owned centers, decreased to 112,600 from 149,200 in the year ended December 31, 2008, a decrease of 36,600 procedures (25%). Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic and stock market conditions, unemployment rates, consumer confidence and political uncertainty, which management believes were the primary causes for the significant year over year decline. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data.

     Below is a summary of selected operating data, including center locations and procedure volume, over the trailing five year period:

	YEAR ENDED
	DECEMBER 31,
	2005	2006	2007	2008	2009
OPERATING DATA (unaudited)
Number of majority owned eye care centers at end of period	64	67	66	66	63
Number of minority owned eye care centers at end of period	9	9	14	9	8

Number of TLCVision branded eye care centers at end of period	73	76	80	75	71
Number of service sites
Refractive access	318	327	327	320	293
Mobile cataract	563	689	444	367	367
Number of laser vision correction procedures:
Majority owned centers	101,000	101,000	105,700	88,300	63,600
Minority owned centers	20,000	20,300	21,400	16,800	13,800

Total TLCVision branded center procedures	121,000	121,300	127,100	105,100	77,400

Refractive access procedures	69,900	65,900	59,500	44,100	35,200

Total TLCVision branded refractive Procedures	190,900	187,200	186,600	149,200	112,600

Mobile cataract procedures (including cataract and YAG)	49,000	55,700	56,900	59,500	61,900
Developments During 2009
Bankruptcy and Reorganization
     On December 21, 2009, the Company and two of its wholly owned subsidiaries, TLC Vision (USA) Corporation and TLC Management Services, Inc., filed the Chapter 11 Petitions in the U.S. Court. The Chapter 11 cases are being jointly administered under the caption In re TLC Vision (USA) Corporation, et al., Case No. 09-14473. On the same day, the Company also filed the Canadian Petition under the CCAA in the Canadian Court. On December 23, 2009, the Canadian Court recognized the Company’s Chapter 11 case as a “foreign main proceeding” and granted the Company certain other relief. No other operations of the Company, its affiliates or subsidiaries were involved in the filings. See Part I, Item 1, Business – Bankruptcy Proceedings, for additional information.
Restructuring Activities
     During 2009, the Company accelerated its cost savings initiatives that focused on employee reductions, closures of refractive centers and the reduction in refractive access routes. The restructuring efforts during the year ended December 31, 2009 resulted in the closure of three majority-owned refractive centers and an approximate 15% reduction of the Company’s workforce through involuntary employee separations. In addition to the cost savings initiatives, the restructuring efforts also included pre-petition financial and legal advisor fees associated with Credit Facility negotiations.
     As a result, the Company incurred pre-petition restructuring charges included in other expenses totaling $25.9 million for the year ended December 31, 2009, which primarily included $15.6 million of financial and legal advisor costs, $2.6 million for employee severance and benefits, $4.5 million for the write-off of investments in and a receivable due from Notal Vision®, $0.8 million of center restructuring and closing costs, and $1.6 million of losses on the divestitures of various ambulatory surgical center investments. See Note 4, Restructuring, to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.
     All restructuring costs incurred subsequent to the December 21, 2009 bankruptcy filings that are specifically associated with the Company’s post-petition bankruptcy proceedings have been separately classified as reorganization items, net, on the consolidated statement of operations.

Stock Market Compliance
     As of December 31, 2009, the Company’s common shares were suspended from trading on both the NASDAQ and the TSX. The Company’s common shares were delisted from the NASDAQ and the TSX effective January 18, 2010 and January 21, 2010, respectively. The Company’s common shares currently trade on the Over-The-Counter Bulletin Board under the ticker symbol “TLCVQ”.
Notal Vision® Settlement Agreement
     During the year ended December 31, 2009, management explored terminating the Foresee PHP® system distribution rights between the Company and Notal Vision®, an entity in which the Company held a minority investment. The distribution rights allowed the Company to sell the Foresee PHP®, manufactured by Notal Vision®, as a component of the Company’s cataract access reporting segment.
     Effective December 10, 2009, the Company reached a Settlement Agreement with Notal Vision®. The Settlement Agreement terminated the exclusive Foresee PHP® distribution agreement in exchange for the Company surrendering a $2.3 million note receivable due from Notal Vision® and the forfeiture by the Company of all remaining investments in Notal Vision®. The Settlement Agreement also eliminated the Company’s future contractual purchase obligations of the Foresee PHP®.
     As a result of the Settlement Agreement, the Company recorded a $4.5 million charge included in other expense in the Company’s consolidated statement of operations. The charge includes the $2.3 million note receivable write-down, the elimination of $0.4 million of unpaid interest included in other long-term assets and the write-down of $1.7 million of Notal Vision® cost method investments.
Interest Rate Swap Agreements
     Effective July 9, 2009, Citibank and the Company agreed to the early termination of the interest rate swap agreements entered August and December 2007. In consideration for Citibank’s agreement to terminate the interest rate swaps, the Company agreed that the amount due to Citibank as of July 9, 2009 (Settlement Date) was $1.6 million (Settlement Amount). The Company further agreed that interest on the Settlement Amount will accrue at a default rate from and including the Settlement Date until such date that the Settlement Amount is paid in full. As of December 31, 2009, the Company had not paid the $1.6 million Settlement Amount; as such the amount is included in liabilities subject to compromise in the consolidated balance sheet. See Note 15, Interest Rate Swap Agreements, to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.
TruVision™ Acquisition Liability
     On August 10, 2009, the Company entered into Amendment No. 2 (Amendment) to the 2005 TruVision™ Agreement and Plan of Merger. The Amendment restructured the Company’s final $4.0 million purchase installment, which was due to the former TruVision™ owners during August 2009. The Amendment resulted in the final purchase installment being increased to an unsecured $5.4 million payable, inclusive of interest and penalties, which was to be made through quarterly payments of approximately $0.3 million beginning on August 10, 2009 and extending through April 5, 2014. The amount owed is not represented by a promissory note, is not secured and will not accrue interest on a going forward basis. As of December 31, 2009, liabilities subject to compromise include $4.4 million, representing the balance owed net of imputed interest, under the restructured TruVision™ Agreement and Plan of Merger. As of March 31, 2010, the Company was unable to make a $0.3 million scheduled payment due October 5, 2009 and a $0.3 million scheduled payment due January 5, 2010 as part of the restructured TruVision™ Agreement and Plan of Merger. The remaining liability is subject to the Company’s bankruptcy proceedings further described in Part I, Item 1, Business – Bankruptcy Proceedings.
Acquisitions and Investments
     The Company’s strategy has historically included acquisitions of, or investments in, entities that operate within its chosen markets. During the year ended December 31, 2009, the Company made payments of $5.2 million to invest in multiple entities, none of which was individually material. Included in acquisition and equity investments are cash payments of approximately $4.0 million related to the Company’s 2005 TruVision™ acquisition, which were included in the purchase price allocation.
     During 2005, the Company acquired a substantial portion of the assets of Kremer Laser Eye (Kremer). As of December 31, 2009, Kremer operates three refractive centers, which the Company has an approximate 84% ownership interest, and one ambulatory surgery center, which the Company has a 70% ownership interest. As part of a transfer rights agreement entered on the acquisition date between the Company and the minority holders of Kremer, the minority holders retain options that could require the Company to purchase the remaining noncontrolling interest. The first option was exercisable during July 2009 with all remaining options being exercisable during July 2010 and 2012.
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
     During August 2009, the Company and the minority holders of Kremer executed a limited forbearance and third amendment to the transfer rights agreement (Amendment and Forbearance). The Amendment and Forbearance, among other things, granted the Company temporary forbearance of the $1.9 million payable, waived the minority holders’ ability during the forbearance period to force acceleration of the remaining options, required the Company to make an immediate payment to the minority holders of $0.3 million and accelerated the third option date from July 2012 to July 2011. The payment of $0.3 million was recorded as other expense during the year ended December 31, 2009.
     Effective October 13, 2009, the forbearance period expired allowing the minority holders of Kremer the right to exercise all options under the amended transfer rights agreement. As of March 31, 2010, such right has not been exercised and is subject to the Company’s bankruptcy proceedings. The $1.9 million has been classified as a liability subject to compromise as of December 31, 2009.
Divestitures
     During the year ended December 31, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical centers for a combined net sale price of $2.2 million, resulting in a net loss on divestiture of $1.6 million included in other expenses on the Company’s Consolidated Statements of Operations. The historical results of operations for these ambulatory surgical centers are included in the “other” segment of the Company’s doctor services business. The net loss on divestiture includes a $1.8 million non-cash write-off of goodwill existing at the time of disposal.
Critical Accounting Policies
Going Concern
     The consolidated financial statements and related notes have been prepared assuming the Company will continue as a going concern, although the bankruptcy filings raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on restructuring its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Courts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
Impairment of Goodwill
     The Company accounts for its goodwill in accordance with ASC 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. ASC 350 requires the Company to determine the fair value of its reporting units. Because quoted market prices do not exist for the Company’s reporting units, the Company uses a combination of present values of expected future cash flows (i.e. the income approach) and multiples of earnings (i.e. the market approach) to estimate fair value. Management must make significant estimates and assumptions about future conditions to estimate future cash flows and appropriate multiples. If these estimates or related assumptions change in the future, including general economic and competitive conditions, the Company may be required to record additional impairment charges related to these assets. During the year ended December 31, 2009, the Company recorded no goodwill impairment charges. During the year ended December 31, 2008, the Company recorded a $73.4 million impairment charge against goodwill, which is further discussed in Note 3, Impairment, to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.
Impairment of Long-Lived Assets
     The Company accounts for its long-lived assets in accordance with ASC 360, Property, Plant and Equipment, which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on many factors including general and economic conditions and are subject to change. A change in these assumptions could result in material charges to income.
Recoverability of Deferred Tax Assets
     The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the income tax bases of such assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized. In assessing the adequacy of the valuation allowances, the Company considers the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. At December 31, 2009, the Company had valuation allowances of $147.2 million to fully offset deferred tax assets of $147.2 million. The valuation allowance was based on the uncertainty of the realizability of certain deferred tax assets. In the event the Company determines it is more likely than not it will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net income, reducing goodwill or increasing equity in the period such determination is made.
Accrual of Medical Malpractice Claims
     The nature of the Company’s business is such that it is subject to medical malpractice lawsuits. To mitigate a portion of this risk, the Company maintains insurance in the United States for individual malpractice claims with a deductible of $250,000 per claim for claims filed prior to May 1, 2009 and $50,000 per claim for those filed subsequent to May 1, 2009. Management and the Company’s insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company has recorded reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settled claims is higher than the Company’s historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.
     The Company’s medical malpractice liability, which is immaterial for quantitative disclosure at December 31, 2009 and 2008, is included in liabilities subject to compromise, accrued liabilities and other long-term liabilities.
Accrued Enhancement
     The Company offers a portion of its patients extended lifetime warranties, i.e., the TLC Lifetime Commitment®. Participation in the TLC Lifetime Commitment® program is included in the surgical price for a specific type of procedure selected by a portion of the Company’s patients. Under this pricing model, the Company accounts for the TLC Lifetime Commitment® program as a warranty obligation under the provisions of ASC 450, Contingencies. Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.
Deferred Revenues
     The Company offers an extended TLC Lifetime Commitment® warranty at a separately-priced fee to customers selecting a lower level base surgical procedure. Under applicable accounting rules, 100% of revenues and related costs from the sale of the separately priced lifetime warranty are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of re-treatment volume, which are based on historical warranty claim activity. The Company believes it has sufficient experience to support recognition on other than a straight-line basis. Accordingly, the Company has deferred these revenues and is recognizing them over the period in which the future costs of performing the enhancement procedure are expected to be incurred.
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
     The deferred revenue balances related to the TLC Lifetime Commitment® at December 31, 2009 and 2008 totaled $0.8 million and $1.1 million, respectively.
Liabilities Subject to Compromise
     Liabilities subject to compromise represent unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed. Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the current proposed plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Differences between liability amounts estimated and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
     Total revenues for the year ended December 31, 2009 were $230.2 million, a decrease of $45.5 million (17%) from revenues of $275.7 million for the year ended December 31, 2008. The decrease in revenue was primarily attributable to the decline in refractive centers and refractive access procedures, partially offset by higher cataract volume and growth in eye care.
     Revenues from refractive centers for the year ended December 31, 2009 were $107.3 million, a decrease of $44.1 million (29%) from revenues of $151.4 million for the year ended December 31, 2008. The decrease in revenues from refractive centers resulted primarily from lower center procedure volume, which accounted for a decrease in revenues of approximately $39.9 million. The remaining revenue decline of $4.2 million was the result of decreased revenue per procedure. For the year ended December 31, 2009, majority-owned center procedures were approximately 63,600, a decrease of 24,700 (28%) from 88,300 procedures for the year ended December 31, 2008. The procedure decline was attributable to the weakened U.S. economy, which has negatively impacted consumer discretionary spending.
     Revenues from doctor services for the year ended December 31, 2009 were $91.9 million, a decrease of $3.7 million (4%) from revenues of $95.6 million for the year ended December 31, 2008. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access, partially offset by increases in the Company’s mobile cataract and other segments.
•	Revenues from the refractive access services segment for the year ended December 31, 2009 were $24.0 million, a decrease of $5.2 million (18%) from revenues of $29.2 million for the year ended December 31, 2008. For the year ended December 31, 2009, excimer procedures declined by 9,000 (20%) from the prior year period on lower customer demand, which accounted for a decrease in revenues of approximately $5.9 million. This decrease was partially offset by higher average pricing and mobile Intralase revenues, which together increased revenues by approximately $0.7 million.

•	Revenues from the Company’s mobile cataract segment for the year ended December 31, 2009 were $41.8 million, an increase of $0.9 million (2%) from revenues of $40.9 million for the year ended December 31, 2008. The increase in mobile cataract revenue was due to increased surgical procedure volume of 4% and higher surgical average sales price of 3%, partially offset by a $1.4 million (50%) decline in Foresee PHP® revenue on a 49% unit volume reduction on weakened consumer spending and the 4th quarter 2009 termination of the Foresee PHP® distribution agreement.

•	Revenues from the Company’s businesses that manage cataract and secondary care centers for the year ended December 31, 2009 were $26.1 million, an increase of $0.6 million (2%) from revenues of $25.5 million for the year ended December 31, 2008. The revenue increase was primarily due to an increase in procedure volume and higher priced product mix at the Company’s remaining ambulatory surgical centers, partially offset by the early third quarter 2009 disposal of a majority-owned ambulatory surgical center, which contributed 1,900 procedures during the year ended December 31, 2009 compared to 3,200 procedures during the year ended December 31, 2008.
     Revenues from eye care for the year ended December 31, 2009 were $31.0 million, an increase of $2.4 million (8%) from revenues of $28.6 million for the year ended December 31, 2008. This increase was primarily due to a 10% increase in the total number of franchisees.
     Total cost of revenues (excluding amortization expense for all segments) for the year ended December 31, 2009 was $167.0 million, a decrease of $27.9 million (14%) from the cost of revenues of $194.9 million for the year ended December 31, 2008.
     The cost of revenues from refractive centers for the year ended December 31, 2009 was $83.8 million, a decrease of $27.0 million (24%) from cost of revenues of $110.8 million for the year ended December 31, 2008. This decrease was attributable to a $13.7 million cost of revenue decline related to lower procedure volume, $12.7 million in fixed cost reductions and $0.6 million in decreased variable costs per procedure. Gross margin for centers was 21.9% during the year ended December 31, 2009, down from prior year gross margin of 26.8% as the Company’s cost saving initiatives could not outweigh the revenue decline caused by the refractive center procedure decline.
     The cost of revenues from doctor services for the year ended December 31, 2009 was $68.3 million, a decrease of $2.8 million (4%) from cost of revenues of $71.1 million for the year ended December 31, 2008. Gross margins increased to 25.7% during the year ended December 31, 2009 from 25.6% in the prior year period. The decrease in cost of revenues was due to the following:
•	The cost of revenues from refractive access segment for the year ended December 31, 2009 was $19.2 million, a decrease of $4.4 million (19%) from cost of revenues of $23.6 million for the year ended December 31, 2008. This decrease was primarily attributable to $4.8 million of lower costs associated with decreased excimer procedures, partially offset by an increase in cost of revenues of $0.4 million primarily associated with higher cost procedures and the mobile Intralase offering.

•	The cost of revenues from the Company’s mobile cataract segment for the year ended December 31, 2009 was $31.3 million, an increase of $1.0 million (3%) from cost of revenues of $30.3 million for the year ended December 31, 2008. This increase was primarily due to higher surgical procedure volume of 4%, higher lens supply costs and a $0.8 million PHP Foresee® inventory write-down, partially offset by lower costs associated with a 49% decline in PHP Foresee® unit volume.

•	The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the year ended December 31, 2009 was $17.8 million, an increase of $0.6 million (4%) from cost of revenues of $17.2 million for the year ended December 31, 2008. The increase in cost of revenues was caused primarily by an increase in procedure volume and higher per procedure cataract lens cost at the Company’s remaining ambulatory surgical centers, partially offset by a cost of revenues decline on lower procedure volume associated with the majority-owned ambulatory surgical center sold during 2009.
     The cost of revenues from eye care for the year ended December 31, 2009 was $14.9 million, an increase of $1.9 million (15%) from cost of revenues of $13.0 million for the year ended December 31, 2008. The increase was due to a 10% increase in franchisee locations and increased professional fees of $0.7 million. Gross margins fell to 51.8% during the year ended December 31, 2009 from 54.5% in the prior year period, primarily due to the increase in professional fees.
     General and administrative expenses of $24.1 million for the year ended December 31, 2009 decreased $3.9 million from $28.0 million for the year ended December 31, 2008. The decrease was primarily related to a decrease of $2.8 million (19%) in employee related expenses, a $1.1 million (21%) decline in non-restructuring professional fees and lower overall discretionary spending, partially offset by an unfavorable change of $2.3 million in foreign exchange expense related to the Company’s Canadian operations.
     Marketing expenses decreased to $21.9 million for the year ended December 31, 2009 from $42.7 million for the year ended December 31, 2008. The $20.8 million (49%) decrease was primarily due to a reduction in refractive center marketing spend, down $18.9 million (61%) in order to reduce costs during the economic downturn. Also contributing to the marketing decline was mobile cataract marketing spend, down $1.4 million (21%) on lower advertising and marketing costs related to the Foresee PHP®.

     Amortization of intangibles decreased to $2.3 million for the year ended December 31, 2009 from $3.2 million for the year ended December 31, 2008. The $0.9 million decrease was due to a lower average intangible balance during 2009 compared to 2008 due to the impairment of multiple intangible assets during the quarter ended December 31, 2008.
     During the year ended December 31, 2009, the Company recorded $1.0 million in impairment charges primarily comprised of a $0.5 million impairment of a trade name intangible, a $0.3 million impairment of a cost method investment, and a $0.2 million write-off of a leasehold improvement at a refractive center.
     During the year ended December 31, 2008, the Company recorded an impairment loss of $85.0 million. The impairment loss was primarily the result of the Company’s annual impairment analysis required under ASC 350, Intangibles – Goodwill and Other, which resulted in an impairment loss reducing the carrying amounts of goodwill by $73.4 million, primarily in the refractive centers segment. In addition, the Company recorded impairment charges for definite-lived intangible assets, other long-term assets and fixed assets within various segments. The impairment loss was generally the result of the overall refractive market decline experienced by the Company, which led to an overall decline in fair value of various reporting units of the Company.
     Other operating expenses increased to $25.8 million for the year ended December 31, 2009 from other operating income of $0.3 million for the year ended December 31, 2008. The $26.1 million unfavorable change was primarily related to center restructuring and closing costs of $0.8 million, employee severance expense of $2.6 million, $15.6 million of pre-petition financial and legal advisor expenses, a $4.5 million loss on the write-off of receivables due from and investments in Notal Vision®, and a $1.6 million loss incurred on the divestiture of three ambulatory surgical center investments.
     Interest income decreased to $0.2 million for the year ended December 31, 2009 from $0.7 million for the year ended December 31, 2008. This $0.5 million decrease was primarily due to lower interest earnings related to lower average cash and short-term investment balances over the prior year.
     Interest expense increased to $12.6 million for the year ended December 31, 2009 from $10.1 million for the year ended December 31, 2008. This $2.5 million increase was primarily due the termination of the Company’s interest rate swap, which was reclassified to interest expense from other comprehensive loss during 2009. Also contributing to the higher interest expense was higher average borrowings under the Credit Facility and the additional default interest rate of 2%. The average interest rate for the year ended December 31, 2009 and 2008 was approximately 9.8% and 9.4%, respectively, which includes the impact of deferred loan costs, the Company’s interest rate swap and other fees.
     Earnings from equity investments were $1.3 million for the year ended December 31, 2009 compared to losses of $0.6 million for the year ended December 31, 2008. The $1.9 million favorable change primarily resulted from the Company no longer recognizing losses generated by the Company’s investment in Laser Eye Centers of California (LECC) as the investment balance in LECC was reduced to zero during 2008 due to the cumulative effect of historical losses incurred.
     Reorganization items, net, of $3.2 million for the year ended December 31, 2009 include a $2.6 million loss on the post-petition rejection of an unexpired lease and $0.6 million in professional fees directly related to post-petition fees associated with advisors to the Debtor and certain secured creditors.
     Net loss attributable to TLC Vision Corporation for the year ended December 31, 2009 was ($36.7) million, or ($0.73) per basic and diluted share, compared to ($98.3) million, or ($1.95) per basic and diluted share, for the year ended December 31, 2008.
Liquidity and Capital Resources
     Since the bankruptcy Petitions Date, as further described in Part I, Item 1, Business - Bankruptcy Proceedings, our liquidity position has improved. At December 31, 2009, we had unrestricted cash and cash equivalents of $14.6 million compared to $4.5 million at December 31, 2008. The improvement in liquidity primarily resulted from $17.4 million of additional net borrowings under the revolving portion of the Company’s pre-petition Credit Facility, advances of $7.5 million under the Senior DIP Credit Agreement and general savings on various cost reduction initiatives implemented during 2009, partially offset by restructuring and reorganization costs.

     The following table presents a summary of our cash flows for the years ended December 31:

	2009	2008
Net cash provided by (used in):
Operating activities	$4,768	$15,823
Investing activities	(2,306)	(8,076)
Financing activities	7,669	(16,180)

Net increase (decrease) in cash	$10,131	$(8,433)

Cash Provided By Operating Activities
     Net cash provided by operating activities was $4.8 million for the year ended December 31, 2009. The cash flows provided by operating activities during the year ended December 31, 2009 were primarily comprised of the ($27.3) million net loss plus non-cash items including depreciation and amortization of $15.9 million, a $2.6 million loss on a post-petition rejection of an unexpired lease, a write-off of Notal Vision® related assets of $4.5 million, intangible impairment charges of $1.0 million, loss on business divestitures of $1.6 million, non-cash compensation charges of $0.9 million, an inventory write-down of $0.8 million and a $5.5 million change in working capital, partially offset by earnings from equity investments of $1.3 million. Our 2009 cash flow from operating activities was favorably impacted by the say of payment of liabilities subject to compromise, including accounts payable and interest payable, resulting from the bankruptcy filings.
Cash Used In Investing Activities
     Net cash used in investing activities was $2.3 million for the year ended December 31, 2009. The cash used in investing activities included capital expenditures of $2.0 million and acquisitions and investments of $5.2 million. These cash outflows were partially offset by $1.8 million of distributions and loan payments received from equity investments, proceeds from the sales of fixed assets of $0.9 million and $2.2 million received on the divestiture of businesses and other investments.
Cash Provided By Financing Activities
     Net cash provided by financing activities was $7.7 million for the year ended December 31, 2009. Net cash provided during this period was primarily related to proceeds from debtor-in-possession financing of $7.5 million and other debt, primarily Credit Facility related, financing of $18.4 million. Partially offsetting the cash provided by financing activities were cash outflows due to principal payments of debt of $6.1 million, distributions to noncontrolling interests of $10.3 million and an increase to the Company’s restricted cash balance of $1.0 million.
Debtor-in-Possession Financing
     In connection with filing the Chapter 11 Petitions and the Canadian Petition, on December 21, 2009, the Debtor Entities filed motions with the Bankruptcy Courts seeking approval to enter into a post-petition credit agreement. On December 22, 2009, the U.S. Court issued an interim order approving the Company’s motion to obtain a Senior DIP Credit Agreement. On December 23, 2009, the Canadian Court granted a recognition order relating to the orders received by the Company from the U.S. Court. The Senior DIP Credit Agreement, dated December 23, 2009 was among the Company, various lenders and Cantor Fitzgerald Securities as collateral and administrative agent.
     The Senior DIP Credit Agreement provided for financing of a senior secured super priority term loan facility in a principal amount up to $15.0 million among the Company and various prepetition lenders of the Company’s Credit Facility. The Company may withdraw a maximum of two term loan advances and only if the amount of the Company’s controlled cash, as defined in the Senior DIP Credit Agreement, is less than $3.0 million.
     The maximum maturity date of the borrowings under the Senior DIP Credit Agreement is the earlier of (a) 150 days after December 21, 2009, (b) the effective date of a plan of reorganization, (c) the date on which a sale or sales of all or substantially all of the Company’s assets is consummated under Section 363 of the Bankruptcy Code, (d) the date of conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or any equivalent proceeding in the Canadian Case, (e) a proposal or liquidation of any or all of the assets of the Company under the Bankruptcy and Insolvency Act (Canada), (f) the dismissal of any of the bankruptcy cases, or (g) approval by the Bankruptcy Courts of any other debtor-in-possession financing for the Company.
     Borrowings under the term loans accrue interest at a rate per annum equal to the sum of the London Interbank Offered Rate (LIBOR) plus 10.0% per annum, payable in cash in arrears on the last day of any interest period and the date any term loan is paid in full. In the event of default, as defined under the Senior DIP Credit Agreement, the principal amount of all term loans and all other due and unpaid obligations bear interest at an additional default rate of 2.00%.
     Prepayments are permitted provided that each partial prepayment is in an aggregate principal amount of $0.5 million or integral multiples thereof. Upon payment in full of the Senior DIP Credit Agreement, an exit fee equal to 2.00% of the aggregate principal amount outstanding under the Senior DIP Credit Agreement is due to the lenders.
     On December 24, 2009, the Company borrowed $7.5 million under the Senior DIP Credit Agreement, accruing interest at a rate of 13.0%. As of December 31, 2009, all advances remained outstanding and are classified as liabilities not subject to compromise in the consolidated financial statements.
     In conjunction with the borrowings, the Company capitalized in other current assets $0.7 million of DIP financing costs, which are being amortized over a period of 150 days.
     The Senior DIP Credit Agreement contained various affirmative, negative, reporting and financial covenants. The covenants, among other things, placed restrictions on the Company’s ability to acquire and sell assets, incur additional debt and required the Company to maintain minimum liquidity levels. A breach of any covenant would constitute an event of default as further defined in the Senior DIP Credit Agreement.
     Subsequent to December 31, 2009, the Company entered into a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement provides for financing of a junior secured super priority term loan facility in a principal amount of up to $25 million. On February 25, 2010, the Company borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay in full the outstanding principal balance of $7.5 million under the Senior DIP Credit Agreement. The payment resulted in the termination of the Senior DIP Credit Agreement and triggered an exit fee of $0.2 million paid on February 25, 2010. For additional information regarding the terms of the Junior DIP Credit Agreement refer to Note 27, Subsequent Events, of the consolidated financial statements for additional information.
Credit Facility
     The Company obtained a $110.0 million credit facility (Credit Facility) during June 2007, which is secured by substantially all of the assets of the Company and consisting of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of December 31, 2009, $76.7 million was outstanding on this portion of the facility which is classified as liabilities subject to compromise as the liability is undersecured.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of December 31, 2009, the Company had $23.4 million outstanding under this portion of the facility which is classified as liabilities subject to compromise as the liability is undersecured.
     Upon the filing of the Chapter 11 petitions, certain of the Company’s Credit Facility obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the bankruptcy petitions and due to the Credit Facility obligations being undersecured by the net assets of the Company, $100.1 million of the Company’s pre-petition Credit Facility debt is included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.
     Interest on the facility is calculated based on either prime rate or the LIBOR plus a margin. As a result of certain events of default and the June 30, 2009 expiration of the Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, the LIBOR advances with interest periods ending on or after June 30, 2009 automatically converted to prime rate advances at the end of such interest period. Effective June 30, 2009, the Company began incurring 2% default interest resulting from the provisions of the Limited Waiver and Amendment No. 4 to Credit Agreement.
     As of December 31, 2009, the borrowing rate was 3.25% for prime rate borrowings, plus an applicable margin of 4.00% and default interest of 2.00%. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.

     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008 and into 2009, the Company was unable to satisfy various financial covenants. As a result, the Company received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the year ended December 31, 2009. All waivers, consents and amendments to the Credit Agreement are filed with the SEC. The filing of the bankruptcy petitions also constituted an event of default under the Credit Facility. As of December 31, 2009, the Company was operating without a waiver of default resulting in all obligations under the Credit Facility being automatically and immediately due and payable, subject to the automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.
     Immediately prior to the time of filing the Chapter 11 Petitions, the Company had failed to make various mandatory contractual payments under its Credit Facility, as amended. Such payments included interest on the term and revolving credit advances of $5.0 million, principal payments on term advances of $0.4 million and $1.4 million of other mandatory payments.
New Accounting Pronouncements
     For a discussion on prospective accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying audited consolidated financial statements and notes thereto set forth in Part II, Item 8 of this report.
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
     During the year ended December 31, 2009, the Board of Directors had an Audit Committee consisting of four non-management directors. The committee met with management and the auditors to review any significant accounting, internal control and auditing matters and to review and finalize the annual financial statements of the Company along with the report of independent registered public accounting firm prior to the submission of the financial statements to the Board of Directors for final approval.
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
     We have audited the accompanying consolidated balance sheets of TLC Vision Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TLC Vision Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
     The accompanying consolidated financial statements have been prepared assuming that TLC Vision Corporation will continue as a going concern. As more fully described in Note 1, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and Companies’ Creditors Arrangement Act in Canada on December 21, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
     As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method for accounting for noncontrolling interests.
/s/ Ernst & Young LLP
St. Louis, Missouri
March 31, 2010

TLC VISION CORPORATION
(DEBTOR-IN-POSSESION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED
	DECEMBER 31,
	2009	2008
Revenues:
Refractive centers	$107,326	$151,442
Doctor services	91,895	95,615
Eye care	30,969	28,611

Total revenues	230,190	275,668

Cost of revenues (excluding amortization expense shown below):
Refractive centers	83,812	110,824
Doctor services	68,278	71,104
Eye care	14,916	13,010

Total cost of revenues (excluding amortization expense shown below)	167,006	194,938

Gross profit	63,184	80,730

General and administrative	24,052	28,016
Marketing and sales	21,935	42,725
Amortization of intangibles	2,321	3,233
Impairment of goodwill, intangibles and other assets	1,018	85,047
Other expense (income), net (See Note 18)	25,826	(339)

	75,152	158,682

Operating loss	(11,968)	(77,952)

Interest income	167	734
Interest expense	(12,585)	(10,072)
Earnings (losses) from equity investments	1,307	(560)

Loss before reorganization items and income taxes	(23,079)	(87,850)
Reorganization items, net	(3,229)	—

Loss before income tax expense	(26,308)	(87,850)
Income tax expense	(948)	(874)

Net loss	(27,256)	(88,724)
Less: Net income attributable to noncontrolling interest	9,468	9,530

Net loss attributable to TLC Vision Corporation	$(36,724)	$(98,254)

Net loss per share attributable to TLC Vision Corporation:
Basic	$(0.73)	$(1.95)

Diluted	$(0.73)	$(1.95)

Weighted average number of common shares outstanding:
Basic	50,554	50,319
Diluted	50,554	50,319
See notes to consolidated financial statements.

TLC VISION CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,623	$4,492
Accounts receivable, net	16,824	16,870
Prepaid expenses, inventory and other	10,829	14,214

Total current assets	42,276	35,576

Restricted cash	1,033	—
Investments and other assets, net	2,875	11,694
Goodwill	26,755	28,570
Other intangible assets, net	7,680	10,628
Fixed assets, net	34,297	50,514

Total assets	$114,916	$136,982

LIABILITIES
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$8,636	$17,897
Accrued liabilities	12,175	28,076
Current maturities of long-term debt	10,049	89,081

Total current liabilities	30,860	135,054
Other long-term liabilities	2,208	5,444
Long-term debt, less current maturities	4,800	16,500

Total liabilities not subject to compromise	37,868	156,998

Liabilities subject to compromise	134,444	—

Total liabilities	172,312	156,998

STOCKHOLDERS’ DEFICIT

Common stock, no par value; unlimited number authorized	340,059	339,112
Option and warrant equity	745	745
Accumulated other comprehensive loss	—	(1,545)
Accumulated deficit	(410,382)	(373,658)

Total TLC Vision Corporation stockholders’ deficit	(69,578)	(35,346)
Noncontrolling interest	12,182	15,330

Total stockholders’ deficit	(57,396)	(20,016)

Total liabilities and stockholders’ deficit	$114,916	$136,982

See notes to consolidated financial statements.
Approved on behalf of the Board:

/s/ WARREN S. RUSTAND
Warren S. Rustand, Chairman of the Board

TLC VISION CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(27,256)	$(88,724)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,908	19,670
Impairment of goodwill, intangibles and other assets	1,018	85,047
(Earnings) loss from equity investments	(1,307)	560
Gain on sales and disposals of fixed assets	(338)	(269)
Loss (gain) on business divestitures	1,594	(139)
Non-cash compensation expense	925	1,391
Write-down of Foresee PHP® inventory	803	—
Write-off of receivables due from and investments in Notal Vision®	4,458	—
Loss on building abandonment, net	2,588	—
Other	838	561
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(423)	(626)
Prepaid expenses, inventory and other current assets	2,706	704
Accounts payable and accrued liabilities	3,254	(2,352)

Cash provided by operating activities	4,768	15,823

INVESTING ACTIVITIES
Purchases of fixed assets	(1,967)	(3,534)
Proceeds from sales of fixed assets	889	1,259
Distributions and loan payments received from equity investments	1,838	2,107
Acquisitions and equity investments	(5,183)	(8,862)
Proceeds from divestitures of businesses and other investments	2,181	1,281
Other	(64)	(327)

Cash used in investing activities	(2,306)	(8,076)

FINANCING ACTIVITIES
(Increase) decrease in restricted cash	(1,033)	1,101
Proceeds from debtor-in-possession financing	7,500	—
Proceeds from Credit Facility and other debt financing	18,417	25,392
Principal payments of debt financing and capital leases	(6,088)	(33,070)
Deferred Credit Facility debt issuance costs	(78)	(534)
Debtor-in-possession debt issuance costs	(750)	—
Distributions to noncontrolling interests	(10,321)	(9,424)
Proceeds from issuances of common stock	22	355

Cash provided by (used in) financing activities	7,669	(16,180)

Net increase (decrease) in cash and cash equivalents during the period	10,131	(8,433)
Cash and cash equivalents, beginning of period	4,492	12,925

Cash and cash equivalents, end of period	$14,623	$4,492

See notes to consolidated financial statements.

TLC VISION CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

			OPTION			TOTAL TLC VISION
			AND`			CORPORATION
	COMMON STOCK		WARRANT	ACCUMULATED OTHER		STOCKHOLDERS’	NONCONTROLLING
	SHARES	AMOUNT	EQUITY	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	EQUITY (DEFICIT)	INTEREST	TOTAL
Balance December 31, 2007	50,140	$337,473	$837	$(784)	$(275,404)	$62,122	$15,224	$77,346

Shares issued as part of the employee share purchase plan and 401(k) plan	180	185				185		185
Exercise of stock options	86	259	(89)			170		170
Options expired or forfeited		3	(3)			—		—
Stock based compensation		1,391				1,391		1,391
Changes in subsidiaries’ stockholders’ equity		(199)				(199)		(199)
Distributions to noncontrolling interests						—	(9,424)	(9,424)
Comprehensive loss Deferred hedge activity				(761)		(761)		(761)
Net (loss) income					(98,254)	(98,254)	9,530	(88,724)

Balance December 31, 2008	50,406	$339,112	$745	$(1,545)	$(373,658)	$(35,346)	$15,330	$(20,016)

Shares issued as part of the employee share purchase plan and 401(k) plan	159	22				22		22
Stock based compensation		925				925		925
Distributions to noncontrolling interests						—	(10,321)	(10,321)
Divestitures and other noncontrolling interest activity						—	(2,295)	(2,295)
Comprehensive loss Deferred hedge activity				1,545		1,545		1,545
Net (loss) income					(36,724)	(36,724)	9,468	(27,256)

Balance December 31, 2009	50,565	$340,059	$745	$—	$(410,382)	$(69,578)	$12,182	$(57,396)

See notes to consolidated financial statements.

TLC VISION CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
1. Bankruptcy Proceedings
Chapter 11 Bankruptcy Filings
     On December 21, 2009 (the Petitions Date), the Company and two of its wholly owned subsidiaries, TLC Vision (USA) Corporation and TLC Management Services, Inc., (Debtor Entities) filed voluntary petitions (Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (U.S. Court). The Chapter 11 cases are being jointly administered under the caption In re TLC Vision (USA) Corporation, et al., Case No. 09-14473. On the same day, the Company also filed ancillary proceedings in Canada (Canadian Petition) under the Canadian Companies’ Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice (the Canadian Court). On December 23, 2009, the Canadian Court recognized the Company’s Chapter 11 case as a “foreign main proceeding” and granted the Company certain other relief. No other operations of the Company, its affiliates or subsidiaries were involved in the filings.
     The filing of the Chapter 11 Petitions constituted an event of default under certain of the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations were stayed as a result of the filing of the Chapter 11 Petitions and the Canadian Petition.
     The December 21, 2009 petitions were submitted to expedite the Company’s financial restructuring through a pre-arranged plan of reorganization. On January 6, 2010, the Debtor Entities filed a joint plan of reorganization (Plan of Reorganization) with the U.S. Court. The Plan of Reorganization provided for, among other things, a conversion of certain indebtedness to 100% of the new equity of TLC Vision (USA) Corporation, which would emerge as a privately held Company owned by certain pre-petition senior secured creditors. There was no assurance of any distribution of funds to the stockholders of the Company under the Plan of Reorganization.
     On February 3, 2010, the Debtor Entities filed the first amended joint plan of reorganization (First Amended Plan). The First Amended Plan was backed by affiliates of a fund managed by Charlesbank Capital Partners LLC (Charlesbank). In connection with the First Amended Plan, Charlesbank provided a written commitment to fund up to $134.4 million to or for the benefit of the Company and its subsidiaries subject to the Chapter 11 proceedings. The written funding commitment was subject to the satisfaction of all conditions to the plan sponsor’s obligations set out in the plan sponsor agreement. The First Amended Plan provided for, among other things, the following: the payment in full of all amounts owed to the Company’s senior secured lenders; the acquisition by Charlesbank of substantially all of the assets of the Company (Debtor and non-debtor entities), including 100% of the equity of TLC Vision (USA) Corporation and the Company’s six refractive centers in Canada; payments to employees and critical vendors in the ordinary course of business; and distributions to certain secured and unsecured creditors. There was no assurance of any distribution of funds to the stockholders of the Company under the First Amended Plan.
     On February 12, 2010, the Debtor Entities filed the second amended joint plan of reorganization (Second Amended Plan). The Second Amended Plan was backed by affiliates of Charlesbank and H.I.G. Capital, LLC (H.I.G.), which joined as a co-investor in the acquisition of the Company’s assets. In addition to the previously announced terms under the First Amended Plan, the Second Amended Plan also provided for consideration in the amount of up to $9.0 million in cash and a new promissory note of up to $3.0 million to be paid to the Company’s unsecured creditors.
     The Debtor Entities filed the third and fourth amendments to the joint plan of reorganization on March 17, 2010 and March 24, 2010, respectively. The third and fourth amendments did not significantly alter the Second Amended Plan other than for the inclusion of an additional impaired class consisting of pending medical malpractice litigation claims.
     There is no assurance of any distribution of funds to the stockholders of the Company under the Plan of Reorganization, as amended, and completion of this plan is subject to customary closing conditions, including final confirmation by the U.S. Court, Canadian Court and regulatory approvals.
     The Debtor Entities are currently operating as “debtors-in-possession” under the jurisdiction of the U.S. Court and Canadian Court (collectively, the Bankruptcy Courts) and in accordance with applicable provisions of the Bankruptcy Code and the CCAA. In general, the Company and its subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession (DIP) Financing
     In connection with filing the Chapter 11 Petitions and the Canadian Petition, on December 21, 2009, the Debtor Entities filed motions with the Bankruptcy Courts seeking approval to enter into a post-petition credit agreement. On December 22, 2009, the U.S. Court issued an interim order approving the Company’s motion to obtain a senior secured super priority debtor-in-possession credit agreement (Senior DIP Credit Agreement). On December 23, 2009, the Canadian Court granted a recognition order relating to the orders received by the Company from the U.S. Court. The Senior DIP Credit Agreement, dated December 23, 2009, was among the Debtors, various lenders and Cantor Fitzgerald Securities as collateral and administrative agent.
     The Senior DIP Credit Agreement provided for financing of a senior secured super priority term loan facility in a principal amount up to $15.0 million. On December 24, 2009, the Company borrowed $7.5 million under the Senior DIP Credit Agreement, all of which remained outstanding as of December 31, 2009. For additional information regarding the terms of the Senior DIP Credit Agreement refer to Note 14, Debt.
     In connection with the First Amended Plan, the Company filed motions seeking approval from the Bankruptcy Courts for a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement, approved by the U.S. Court via an interim order on February 12, 2010, which was recognized by the Canadian Court on February 18, 2010, dated February 3, 2010 is among the Debtors, various lenders and Charlesbank Equity Fund VII, Limited Partnership as collateral and administrative agent. The U.S. Court made a final order on March 9, 2010 approving the Junior DIP Credit Agreement and that order was recognized by the Canadian Court on March 16, 2010.
     The Junior DIP Credit Agreement provides for financing of a junior secured super priority term loan facility in a principal amount of up to $25 million. On February 25, 2010, the Company borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay in full the outstanding principal balance of $7.5 million under the Senior DIP Credit Agreement. For additional information regarding the terms of the Junior DIP Credit Agreement refer Note 27, Subsequent Events.
Reorganization Process
     The Company is operating its business as a debtor-in-possession under the Bankruptcy Courts’ protection from creditors and claimants. The Bankruptcy Courts have approved payment of certain pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business. The Company has retained legal and financial professionals to advise on the bankruptcy proceedings. From time to time, the Company may seek the U.S. Court’s approval for the retention of additional professionals.
     Immediately after filing the Chapter 11 Petition and Canadian Petition, the Company notified all known current or potential creditors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code and the CCAA, the bankruptcy filings stayed the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition.
     As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the Creditors’ Committee). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to the Company. An information officer has been appointed by the Canadian Court with respect to proceedings before the Canadian Court.
     Under Section 365 and other relevant sections of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including, where applicable, the Company’s express termination rights or a quantification of obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Company has under Section 365 of the Bankruptcy Code.
     The Company is reviewing all of its executory contracts and unexpired leases to determine which contracts and leases it may attempt to reject under Section 365 and other relevant sections of the Bankruptcy Code. The Company expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with certainty.

     The U.S. Court entered an order establishing March 22, 2010, as the general bar date for potential creditors to file claims. The general bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after the bar date are typically not eligible for consideration of recovery as part of the Company’s bankruptcy cases. Creditors were notified of the bar date and the requirement to file a proof of claim with the U.S. Court. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and, if necessary, the U.S. Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the U.S. Court approves a plan of reorganization, and such confirmation is recognized by the Canadian Court. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
     In order to successfully exit Chapter 11, the Company will need to obtain confirmation by the U.S. Court of the Plan of Reorganization, as amended, as well as recognition by the Canadian Court of the U.S. Court’s plan confirmation. A confirmed plan of reorganization would resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, provide for corporate governance subsequent to the Company’s exit from bankruptcy and potentially convert the Company to a privately held entity.
     The confirmation hearing on the Plan of Reorganization, as amended, is scheduled for May 5, 2010. The confirmation hearing may be adjourned from time to time by the U.S. Court without further notice except for an announcement of the adjourned date made at the confirmation hearing or any subsequent adjourned confirmation hearing. There can be no assurance at this time that the Plan of Reorganization, as amended, will be confirmed by the U.S. Court, and such confirmation is recognized by the Canadian Court, or that any such plan will be implemented successfully.
     The Company has the exclusive right for 120 days after the filing of the Chapter 11 Petitions and the Canadian Petition to file a plan of reorganization. The Company may file one or more motions to request extensions of this exclusivity period. If the exclusivity period expires, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the U.S. Court, and such confirmation is recognized by the Canadian Court, in order to become effective. There can be no assurance at this time that a plan of reorganization submitted by the Company will be confirmed by the U.S. Court, or such confirmation is recognized by the Canadian Court, or that any such plan will be implemented successfully.
     Under the priority scheme established by the Bankruptcy Code and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common shares, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common shares, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time there is no assurance the Company will be able to restructure as a going concern or successfully implement a plan of reorganization.
     On March 1, 2010, certain equity holders filed a motion with the Bankruptcy Courts for the appointment of an equity committee. On March 23, 2010, the Bankruptcy Courts entered an order denying the motion for an order appointing an official committee of equity security holders.
Going Concern Matters
     The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern although the Chapter 11 bankruptcy filings raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on restructuring its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Courts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
Financial Reporting Considerations
     For periods subsequent to the Chapter 11 bankruptcy filings, the Company will apply Accounting Standards Codification (ASC) 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expense (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net, on the accompanying consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet at December 31, 2009, in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser amounts.
     The Debtors’ reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA for 2009 consisted of the following:

2009
Professional fees directly related to reorganization (a)	$606
Senior DIP Credit Agreement related fees (b)	35
Net loss on Sale-Leaseback Transaction (c)	2,588

Reorganization items, net	3,229

(a)	Professional fees directly related to reorganization include post-petition fees associated with advisors to the Debtors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b)	DIP Credit Agreement related fees includes the amortization of certain capitalized costs include closing, facility, backstop and agency fees.

(c)	Net loss on Sale-Leaseback Transaction relates to the Bankruptcy Courts’ rejection, effective December 21, 2009, of the Company’s unexpired lease with Canada Mortgage and Housing Association further described in Note 14, Debt — Sale-Leaseback Transaction.
     Reorganization items exclude employee severance and other restructuring charges recorded during 2009.
     Liabilities subject to compromise consist of the following:

DECEMBER 31,
2009
Accounts payable	$8,554
Accrued expenses	13,132
Secured debt	100,060
Unsecured debt	8,075
Capitalized Credit Facility debt issuance costs	(1,403)
Other long-term liabilities	4,135
Kremer option (see Note 5)	1,891

Liabilities subject to compromise	134,444
     Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. ASC 852 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser or greater amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the Plan of Reorganization, as amended, and as such, may be subsequently reclassified to liabilities not subject to compromise. As some uncertainty will continue to exist until the Bankruptcy Courts confirm a plan of reorganization, the Company has included its secured and unsecured debt in liabilities subject to compromise. At hearings held in January 2010, final approval was granted of many of the Debtors “first day” motions covering, among other things, human capital obligations, supplier relations, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.
     Upon the filing of the Chapter 11 petitions, certain of the Company’s debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the bankruptcy petitions and due to various debt obligations being undersecured or unsecured, $106.7 million of the Company’s pre-petition net debt is included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.
     Prior to December 21, 2009, the Company’s fixed asset balance included the Company’s International Corporate Office located in Mississauga, Ontario, Canada. The Company accounted for this fixed asset under the sale-leaseback provision of ASC 840, Leases. Effective December 21, 2009, in conjunction with the Company’s bankruptcy proceedings, the Company abandoned the property and received an order from the U.S. Court rejecting the capital lease associated with the International Headquarters. As a result, the Company recorded a $2.6 million loss included in reorganization items, net, related to the abandonment of the International Headquarters as the abandonment was prompted by the Company’s ability to exit the existing building and reject the lease under bankruptcy protection. As of December 31, 2009, a $1.3 million liability is included in liabilities subject to compromise as an estimate of the probable allowed claim against the Company for the unexpired lease. Refer to Note 14, Debt — Sale Leaseback Transaction, for additional information regarding this transaction.
     On August 10, 2009, the Company entered into Amendment No. 2 (2nd Amendment) to the 2005 TruVision™ Agreement and Plan of Merger. The 2nd Amendment restructured the Company’s final $4.0 million purchase installment, which was due to the former TruVision™ owners during August 2009. The 2nd Amendment resulted in the final purchase installment being increased to an unsecured $5.4 million payable, inclusive of interest and penalties, which was to be made through quarterly payments of approximately $0.3 million beginning on August 10, 2009 and extending through April 5, 2014. The amount owed is not represented by a promissory note, is not secured and will not accrue interest on a going forward basis. As of December 31, 2009, liabilities subject to compromise includes $4.4 million, representing the balance owed, net of imputed interest, under the restructured TruVision™ Agreement and Plan of Merger. As of March 31, 2010, the Company was unable to make a $0.3 million scheduled payment due October 5, 2009 and a $0.3 million scheduled payment due January 5, 2010 as part of the restructured TruVision™ Agreement and Plan of Merger. The remaining liability is subject to the Company’s bankruptcy proceedings.
     While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Courts or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the consolidated financial statements. Moreover, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.
Condensed Combined Financial Information of Debtors
     The following unaudited condensed combined financial information is presented for the Debtors as of December 31, 2009 or for the year then ended:

Balance Sheet Information :
Cash and cash equivalents	$7,851
Accounts receivable, net	601
Prepaid expenses, inventory and other short-term assets	2,162
Restricted cash	1,033
Investments and other long-term assets, net	61
Fixed assets, net	2,506

Total assets	$14,214

Current liabilities	$13,858
Long-term liabilities	302

Liabilities not subject to compromise	14,160
Liabilities subject to compromise	134,444

Total liabilities	148,604

Stockholders’ deficit	(134,390)

Total liabilities and stockholders’ deficit	$14,214

Statement of Operations Information
Net sales	$8,976
Gross profit	2,703
Operating loss	(48,136)
Reorganization items, net	(3,229)
Net loss attributable to TLC Vision Corporation	(55,265)

Statement of Cash Flows Information
Cash used in operating activities	(41,864)
Cash used in investing activities	(3,269)
Cash provided by financing activities	51,470
     The unaudited condensed combined financial information of Debtors does not separately disclose intercompany and investment balances as those balances represent components of the Debtors’ equity in the non-debtor entities, and have therefore been included within Stockholders’ deficit. The Debtor financial statements include the assets, liabilities, revenues and expenses that are directly and contractually related to such Debtor entities. However, certain liabilities at the debtor entities relate to assets and operations that contractually relate to non-debtor entities, and thus such assets and related operations are not included in the condensed unaudited combined financial information above.

Stock Market Compliance
     As of December 31, 2009, the Company’s common shares were suspended from trading on both the NASDAQ and the TSX. The Company’s common shares were delisted from the NASDAQ and the TSX effective January 18, 2010 and January 21, 2010, respectively. The Company’s common shares currently trade on the Over-The-Counter Bulletin Board under the ticker symbol “TLCVQ”.
2. Summary of Significant Accounting Policies
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
Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC)
     During the year ended December 31, 2009, the Company adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to ASC topics.
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
Fixed Assets
     Fixed assets are recorded at cost or the present value of future minimum lease payments for assets accounted for as a capital lease. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on the straight-line basis and at rates intended to represent the assets’ productive lives as follows:

Buildings	- 40 years
Computer equipment and software	- three to four years
Furniture, fixtures and equipment	- seven years
Laser and medical equipment	- five to seven years
Leasehold improvements	- shorter of useful life or initial term of the lease
Vehicles and other	- five years
Goodwill and Other Intangible Assets
     The Company tests for impairment at least annually, on November 30, and more frequently if changes in circumstances or events indicate that it is more likely than not that impairment has occurred. The Company recorded a goodwill impairment charge of $73.4 million during the year ended December 31, 2008. No goodwill impairment charge was recorded during the year ended December 31, 2009. See Note 3, Impairment, for additional details.
     Other intangible assets consist primarily of practice management agreements (PMAs), deferred contract rights, and trade names. PMAs represent the cost of obtaining the exclusive right to manage eye care centers and secondary care centers in affiliation with the related physician group during the term of the respective agreements. Deferred contract rights represent the value of contracts with affiliated doctors to provide basic access and service. Trade names represent the value associated with the name of an entity that was acquired by the Company. All identifiable intangibles with a finite life are amortized using the straight-line method over the respective estimated useful lives.
     Goodwill and indefinite-lived intangible assets are tested for impairment annually and whenever events or circumstances (such as a significant adverse change in business climate or the decision to sell a business) indicate that more likely than not an impairment may have occurred. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The evaluation of impairment involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. The Company uses a combination of the income and market approaches to determine the current fair value of each of its reporting units. A number of significant assumptions and estimates are involved in the application of the income and market approaches, including forecasted operating cash flows, discount rates, market multiples, bona fide third party offers, etc. The Company considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of intangible assets.
Long-Lived Assets
     The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset group may not be recoverable.
Medical Malpractice Accruals
     To mitigate a portion of the risk associated with medical malpractice lawsuits, the Company maintains insurance for individual malpractice claims with a deductible of $250,000 per claim for claims filed prior to May 1, 2009 and $50,000 per claim for those filed subsequent to May 1, 2009. The Company and its insurance carrier review malpractice lawsuits for purposes of establishing ultimate loss estimates. The Company records reserves to cover the estimated costs of the deductible for both reported and unreported medical malpractice claims incurred. The estimates are based on the average monthly claims expense and the estimated average time lag between the performance of a procedure and notification of a claim. If the number of claims or the cost of settled claims is higher than the Company’s historical experience or if the actual time lag varies from the estimated time lag, the Company may need to record significant additional expense.
     The Company’s medical malpractice liability, which is immaterial for quantitative disclosure as of December 31, 2009 and 2008, is included in liabilities subject to compromise, accrued liabilities and other long-term liabilities.
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
     The Company offers a portion of its patients extended lifetime warranties, i.e., the TLC Lifetime Commitment®. Participation in the TLC Lifetime Commitment® program is included in the surgical price for a specific type of procedure selected by a portion of its patients. Under this pricing model, the Company accounts for the TLC Lifetime Commitment® program as a warranty obligation under the provisions of ASC 450, Contingencies. Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability at the point of sale given the Company’s ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.
     The Company offers an extended TLC Lifetime Commitment® warranty at a separately-priced fee to customers selecting a lower level base surgical procedure. Under applicable accounting rules, 100% of revenues and related costs from the sale of the separately priced lifetime warranty are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of re-treatment volume, which are based on historical warranty claim activity. The Company believes it has sufficient experience to support recognition on other than a straight-line basis. Accordingly, the Company has deferred these revenues and is recognizing them over the period in which the future costs of performing the enhancement procedure are expected to be incurred.
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
     The deferred revenue balances related to the TLC Lifetime Commitment® at December 31, 2009 and 2008 totaled $0.8 million and $1.1 million, respectively.
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
Marketing
     Marketing costs are expensed as incurred. Included in marketing costs are advertising expenses of $10.4 million and $26.7 million for the years ended December 31, 2009 and 2008, respectively.
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
Foreign Currency Exchange
     The functional currency of the Company’s Canadian operations is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in Canadian dollars and remeasured into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenues and expenses are remeasured into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net loss/income. Included in other expense is a foreign exchange loss of $0.8 million and a foreign exchange gain of $1.4 million for the years ended December 31, 2009 and 2008, respectively.
Loss Per Share
     Basic loss per share is determined by dividing net loss attributable to TLC Vision Corporation by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if options to purchase common shares were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.
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
Reclassifications
     Certain reclassifications of prior years’ presentations have been made to conform to the 2009 presentation.
Recently Adopted Accounting Pronouncements
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
     During the year ended December 31, 2009, the Company adopted the FASB’s guidance (ASC 855) establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through the issuance of these financial statements, which occurred on March 31, 2010.
Accounting Pronouncements Issued but Not Yet Adopted
     In June 2009, the FASB issued amendments to ASC 860, Transfers and Servicing, effective for fiscal years beginning after November 15, 2009. The amendments remove the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements. The Company does not expect these amendments to have a material impact on the consolidated financial statements.
     In June 2009, the FASB issued amendments to ASC 810, Consolidations, which requires a company to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity. In addition, a company is required to assess whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this guidance on our operating results, cash flows and financial condition.
3. Impairment
2009 Impairment
     During the year ended December 31, 2009, the Company recorded $1.0 million of impairment, consisting primarily of a $0.5 million intangible impairment in its refractive centers segment to eliminate a trade name. The Company ceased use of the trade name and does not intend to use it in future operations. The Company also recorded a $0.3 million other long-term asset impairment in its corporate overhead segment to eliminate a cost method investment and a $0.2 million fixed asset impairment in its refractive centers segment to write-down the value of certain leasehold improvements.
2008 Impairment
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
     During 2008, the Company recognized a $4.8 million impairment of multiple cost and equity method investments due to the decline in their estimated fair value. The decline in fair values were deemed to be other than temporary based on the investees’ inability to generate or sustain an earnings capacity that would justify the carrying amount of the investment. In addition, the Company recognized a $0.6 million impairment of fixed assets of an ambulatory surgical center given the entity’s inability to generate an earnings capacity that would justify carrying values.
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

4. Restructuring
     During 2009, the Company accelerated its cost savings initiatives that focused on employee reductions, closures of refractive centers and the reduction in refractive access routes. The restructuring efforts during the year ended December 31, 2009 resulted in the closure of three majority-owned refractive centers and an approximate 15% reduction of the Company’s workforce through involuntary employee separations. In addition to the cost savings initiatives, the restructuring efforts also included financial and legal advisor fees.
     As a result, the Company incurred pre-petition restructuring charges included in other expenses totaling $25.9 million for the year ended December 31, 2009, which primarily included $15.6 million of financial and legal advisor costs, $2.6 million for employee severance and benefits, $4.5 million for the write-off of investments in and a receivable due from Notal Vision®, $0.8 million of center restructuring and closing costs, and $1.6 million of losses on the divestitures of various ambulatory surgical center investments.
     The following table summarizes various restructuring efforts:

	EMPLOYEE SEVERANCE	CENTER
	& BENEFITS	RESTRUCTURING COSTS	TOTAL
Restructuring charges	2,624	776	3,400
Non-cash write-downs	(40)	(346)	(386)
Cash payments	(1,370)	(220)	(1,590)

Restructuring reserve balance as of December 31, 2009	$1,214	$210	$1,424
     As of December 31, 2009, restructuring reserves of $0.2 million of center restructuring costs were included in accrued liabilities and $1.2 million of employee severance and benefits were included in liabilities subject to compromise in the consolidated balance sheet.
     As of December 31, 2009, the Company currently estimates that its restructuring efforts will likely continue into the quarter ending June 30, 2010. Such estimate may change and is dependent on the outcome of various cost reduction efforts and the outcome of the Company’s bankruptcy proceedings.
     Charges incurred after December 21, 2009 and specifically associated with the bankruptcy proceedings are recorded as reorganization items, net, on the consolidated statement of operations. For additional information see Note 1, Bankruptcy Proceedings.
5. Acquisitions
2009 Activity
     The Company’s strategy has historically included periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the year ended December 31, 2009, the Company made payments of $5.2 million to invest in multiple entities, none of which was individually material. Included in acquisition and equity investments are cash payments of approximately $4.0 million related to the Company’s 2005 TruVision™ acquisition, which were included in the purchase price allocation.
     During 2005, the Company acquired a substantial portion of the assets of Kremer Laser Eye (Kremer). As of December 31, 2009, Kremer operates three refractive centers, which the Company has an approximate 84% ownership interest, and one ambulatory surgery center, which the Company has a 70% ownership interest. As part of a transfer rights agreement entered on the acquisition date between the Company and the minority holders of Kremer, the minority holders retain options that could require the Company to purchase the remaining noncontrolling interest. The first option was exercisable during July 2009 with all remaining options being exercisable during July 2010 and 2012.
     During July 2009, the Company received formal notification from the minority holders of Kremer of their intent to exercise the first option. The option, if exercised, would transfer a portion of the remaining noncontrolling interest of Kremer to TLCVision in exchange for approximately $1.9 million payable August 2009. Failure to make such payment would cause all remaining options to become immediately exercisable on an accelerated basis.
     During August 2009, the Company and the minority holders of Kremer executed a limited forbearance and third amendment to the transfer rights agreement (Amendment and Forbearance). The Amendment and Forbearance, among other things, granted the

Company temporary forbearance of the $1.9 million payable, waived the minority holders’ ability during the forbearance period to force acceleration of the remaining options, required the Company to make an immediate payment to the minority holders of $0.3 million and accelerated the third option date from July 2012 to July 2011. The payment of $0.3 million was recorded as other expense during the year ended December 31, 2009.
     Effective October 13, 2009, the forbearance period expired allowing the minority holders of Kremer the right to exercise all options under the amended transfer rights agreement. As of March 31, 2010, such right has not been exercised and is subject to the Company’s bankruptcy proceedings. The $1.9 million has been classified as a liability subject to compromise as of December 31, 2009.
2008 Activity
     During the year ended December 31, 2008, the Company made acquisition and equity investments of $8.9 million to acquire or invest in various entities. Included in acquisition and equity investments are cash payments during 2008 of approximately $6.6 million related to the Company’s 2005 TruVision™ acquisition, which have been included in the purchase price allocation.
6. Divestitures
     During the year ended December 31, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical centers for a combined net sale price of $2.2 million, resulting in a net loss on divestiture of $1.6 million included in other expenses. The historical results of operations for these ambulatory surgical centers are included in the “other” segment of the Company’s doctor services business. The net loss on divestiture includes a $1.8 million non-cash write-off of goodwill existing at the time of disposal.
     During the year ended December 31, 2008, the Company received approximately $1.3 million in cash proceeds resulting from various immaterial divestitures.
7. Accounts Receivable
     Accounts receivable, net of allowances, consist of the following:

	DECEMBER 31,
	2009	2008
Refractive centers	$697	$673
Doctor services
Refractive access	3,184	2,802
Mobile cataract	5,084	4,427
Other	2,048	2,882
Eye care
Optometric franchising	5,262	5,243

	16,275	16,027
Other corporate receivables	549	843

	$16,824	$16,870

     The Company is exposed to credit risk on accounts receivable from its various customers:
•	Refractive centers accounts receivable are due principally from open-access surgeons who utilize the Company’s facilities and staff on a per-use basis (pursuant to their contractual agreement). While the Company offers consumer financing options for LASIK surgery, the credit risk is borne by the Company’s third-party providers who perform an independent credit evaluation on each potential patient before extending credit.

•	Doctor services accounts receivable are generally due from surgeon and medical facility partners who contract with the Company to use its mobile technology platform.

•	Eye care accounts receivable represent fees due from franchisees pursuant to their franchise agreements.
     In order to reduce its credit risk, the Company has adopted credit policies, which include the review of credit limits, and maintains an active collections process. As of December 31, 2009 and 2008, the Company had reserves for doubtful accounts and contractual allowances of $3.7 million and $3.5 million, respectively. The Company does not have a significant exposure to any individual customer.

8. Prepaid Expenses, Inventory and Other Current Assets
     Prepaid expenses, inventory and other current assets consist of the following:

	DECEMBER 31,
	2009	2008
Prepaid expenses	$2,607	$3,341
Inventory	6,838	9,371
Other current assets.	1,384	1,502

	$10,829	$14,214

     The Company’s inventory decline of $2.5 million (27%) during the year ended December 31, 2009 was due to lower refractive center and access procedure volume resulting in lower inventory requirements. The Company operated under a lower inventory balance during 2009 as it continued to focus on cash preservation activities in response to deteriorated economic conditions. In addition, the Company terminated its Foresee PHP® distribution activities as discussed further in Note 9, Investments and Other Long-Term Assets. The terminated distribution activities resulted in the write-down of $0.8 million in inventory during 2009.
9. Investments and Other Long-Term Assets
     Investments and other long-term assets, net of allowances, consist of the following:

	DECEMBER 31,
	2009	2008
Equity method investments	$2,116	$4,059
Cost method investments	—	2,010
Long-term receivables	192	2,771
Capitalized debt costs	—	1,755
Other	567	1,099

	$2,875	$11,694

2009 Activity
     During the year ended December 31, 2009, the Company divested one majority-owned and two minority-owned ambulatory surgical centers for a combined sale price of $2.2 million. The two minority-owned ambulatory surgical centers were accounted for under the equity method of accounting through the disposition date. The divestiture of the two minority-owned ambulatory surgical centers resulted in a write-down of approximately $2.1 million of equity method investments during the year ended December 31, 2009.
     During the year ended December 31, 2009, management explored terminating the Foresee PHP® system distribution rights between the Company and Notal Vision®, an entity in which the Company held a minority investment. The distribution rights allowed the Company to sell the Foresee PHP®, manufactured by Notal Vision®, as a component of the Company’s mobile cataract reporting segment.
     Effective December 10, 2009, the Company reached a Settlement Agreement with Notal Vision®. The Settlement Agreement terminated the exclusive Foresee PHP® distribution agreement in exchange for the Company surrendering a $2.3 million note receivable due from Notal Vision® and the forfeiture by the Company of all remaining investments in Notal Vision®. The Settlement Agreement also eliminated the Company’s future contractual purchase obligations of the Foresee PHP®.
     As a result of the Settlement Agreement, the Company recorded a $4.5 million charge included in other expense in the Company’s consolidated statements of operations. The charge includes the $2.3 million note receivable write-down, the elimination of $0.4 million of unpaid interest included in other long-term assets and the write-down of $1.7 million of Notal Vision® cost method investments.
     As of December 31, 2009, capitalized debt costs associated with the Company’s pre-petition Credit Facility were included in liabilities subject to compromise to adjust the carrying amount of the outstanding obligation in accordance with ASC 852.

2008 Activity
     During the year ended December 31, 2008, the Company recorded a $4.8 million impairment charge against its investments and other long-term assets due to the decline in estimated fair values. The impairment charge reduced the carrying value of the Company’s equity method investments by $2.5 million and the Company’s cost method investments by $2.3 million. The impairment charge is discussed in further detail in Note 3, Impairment.
Equity Method Investments
     Equity method investments as of December 31, 2009 and 2008 primarily include the following:

	INVESTMENT % AT
	DECEMBER 31,
	2009	2008
Laser Eye Centers of California	30%	30%
Liberty Eye Surgery Center LLC*	—	49%
Eastern Oregon Regional Surgery Center, LLC	49%	49%
Summit Ambulatory Surgical Center LLP*	—	24%
TLC Oklahoma Doctors LLC	25%	25%
TLC Northwest Ohio LLC	25%	25%

*	Divested during the year ended December 31, 2009.
10. Goodwill
     The Company’s goodwill amount by reporting segment is as follows:

		DOCTOR SERVICES			EYE CARE
	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
December 31, 2007	$62,075	$11,195	$11,051	$3,920	$6,105	$94,346
Impairment	(66,843)	(4,993)	—	(1,555)	—	(73,391)
Acquired during the period	7,729	—	—	—	—	7,729
Disposals and other during the period	(114)	—	—	—	—	(114)

December 31, 2008	$2,847	$6,202	$11,051	$2,365	$6,105	$28,570

Impairment	—	—	—	—	—	—
Acquired during the period	—	—	—	—	—	—
Disposals and other during the period	—	—	—	(1,815)	—	(1,815)

December 31, 2009	$2,847	$6,202	$11,051	$550	$6,105	$26,755

     During the year ended December 31, 2009, the Company wrote-off $1.8 million of goodwill as the result of a majority-owned ambulatory surgical center disposition. During the year ended December 31, 2008, the Company recorded impairment charges of $73.4 million against goodwill. Refer to Note 3, Impairment, for additional information regarding the 2008 charges.
     The $7.7 million of acquired goodwill during the year ended December 31, 2008 primarily related to the 2005 acquisition of TruVision™. As noted above, a significant portion of this acquired goodwill was subsequently impaired during the year ended December 31, 2008. See Note 3, Impairment, and Note 5, Acquisitions, for additional information.
11. Definite-Lived Intangible Assets
     The Company’s definite-lived intangible assets consist of practice management agreements, deferred contract rights, trade names and other intangibles. The Company has no indefinite-lived intangible assets. Amortization expense was $2.3 million and $3.2 million for the years ended December 31, 2009 and 2008, respectively.
     During the year ended December 31, 2009, the Company recorded a $0.5 million impairment charge in its refractive centers segment to eliminate its remaining trade name intangible. The Company ceased use of the trade name and does not intend to use it in future operations.
     During year ended December 31, 2008, the Company recorded a $6.2 million impairment loss against definite-lived intangible assets due to the carrying amounts of such assets exceeding their respective fair values, which were estimated by calculating the present value of future cash flows attributable to such assets. Refer to Note 3, Impairment, for additional information regarding the impairment loss.
     The remaining weighted average amortization period for practice management agreements is 3.8 years, for deferred contract rights is 3.0 years and for other intangibles is 6.75 years as of December 31, 2009.
     Intangible assets subject to amortization consist of the following at December 31:

	2009		2008
	GROSS CARRYING	ACCUMULATED	GROSS CARRYING	ACCUMULATED
	AMOUNT	AMORTIZATION	AMOUNT	AMORTIZATION
Practice management agreements	$25,215	$21,399	$25,215	$19,924
Deferred contract rights	3,870	2,787	3,870	2,422
Trade names	—	—	630	110
Other	4,804	2,023	4,936	1,567

Total	$33,889	$26,209	$34,651	$24,023

     The estimated amortization expense for the next five years and thereafter as of December 31, 2009 is as follows:

2010	$2,264
2011	1,616
2012	1,485
2013	769
2014	645
Thereafter	901
12. Fixed Assets
     Fixed assets, including capital leased assets, consist of the following:

	DECEMBER 31,
	2009	2008
Land and buildings	$4,967	$12,286
Computer equipment and software	14,558	14,363
Furniture, fixtures and equipment	7,839	7,943
Laser and medical equipment	94,817	93,905
Leasehold improvements	22,882	24,947
Vehicles and other	6,007	5,938

	151,070	159,382
Less accumulated depreciation	116,773	108,868

Net book value	$34,297	$50,514

     For the years ended December 31, 2009 and 2008, depreciation expense was $13.6 million and $16.4 million, respectively. Depreciation expense includes depreciation of assets reported under capital leases.
     During the year ended December 31, 2009, the Company recorded a $0.2 million impairment charge against fixed assets to reduce the carrying value of leasehold improvements at a refractive center. During the year ended December 31, 2008, the Company recorded a $0.6 million impairment charge against fixed assets. Refer to Note 3, Impairment, for additional information regarding the 2008 impairment charge.
     Certain fixed assets are pledged as collateral for certain debt and capital lease obligations.
13. Accrued Liabilities and Other Long-Term Liabilities
TruVision™ Liability
     As of December 31, 2008, accrued liabilities included $7.8 million due to the former owners of TruVision under Amendment No. 1 to the 2005 TruVision™ Agreement and Plan of Merger, by which the Company acquired TruVision, Inc. Approximately $4.0 million of this liability was paid during January 2009. The remaining liability is subject to the Company’s bankruptcy proceedings further described in Note 1, Bankruptcy Proceedings.

Other Accrued Liabilities
     Accrued liabilities include $3.4 million and $3.7 million of accrued wages and related expenses as of December 31, 2009 and 2008, respectively.
14. Debt
     The Company’s debt consists of:

	DECEMBER 31,
	2009	2008
Secured Debt
Debtor-in-possession financing, weighted average interest rate of 13.0%	$7,500	$—
Senior term loan; weighted average interest rate of 9.25% and 8.76% at December 31, 2009 and 2008, respectively	76,660	76,667
Revolving credit facility, weighted average interest rate of 8.24% and 6.60% at December 31, 2009 and 2008, respectively	23,400	6,000

	107,560	82,667
Unsecured Debt
Capital lease obligations, payable through 2013, interest at various rates	11,003	14,176
Sale-leaseback debt — interest imputed at 6.25%, due through October 2016	1,284	5,453
Other	3,137	3,285

	15,424	22,914

Less: Capitalized Credit Facility debt issuance costs	1,403	—

Total debt	121,581	105,581
Less liabilities subject to compromise	106,732	—
Less current portion	10,049	89,081

Total long-term debt	$4,800	$16,500

     Contractual maturities of the Company’s current and long-term debt balances of $14.8 million are $10.0 million in 2010, $1.6 million in 2011, $1.3 million in 2012, $0.9 million in 2013 and $1.0 million in 2014.
Debtor-in-Possession Financing
     In connection with filing the Chapter 11 Petitions and the Canadian Petition, on December 21, 2009, the Debtor Entities filed motions with the Bankruptcy Courts seeking approval to enter into a post-petition credit agreement. On December 22, 2009, the U.S. Court issued an interim order approving the Company’s motion to obtain a senior secured super priority debtor-in-possession credit agreement (Senior DIP Credit Agreement). On December 23, 2009, the Canadian Court granted a recognition order relating to the orders received by the Company from the U.S. Court. The Senior DIP Credit Agreement, dated December 23, 2009, is among the Company, various lenders and Cantor Fitzgerald Securities as collateral and administrative agent.
     The Senior DIP Credit Agreement provided for financing of a senior secured super priority term loan facility in a principal amount up to $15.0 million among the Company and various prepetition lenders of the Company’s Credit Facility. The Company may withdraw a maximum of two term loan advances and only if the amount of the Company’s controlled cash, as defined in the Senior DIP Credit Agreement, is less than $3.0 million.
     The maximum maturity date of the borrowings under the Senior DIP Credit Agreement is the earlier of (a) 150 days after December 21, 2009, (b) the effective date of a plan of reorganization, (c) the date on which a sale or sales of all or substantially all of the Company’s assets is consummated under Section 363 of the Bankruptcy Code, (d) the date of conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or any equivalent proceeding in the Canadian Case, (e) a proposal or liquidation of any or all of the assets of the Company under the Bankruptcy and Insolvency Act (Canada), (f) the dismissal of any of the bankruptcy cases, or (g) approval by the Bankruptcy Courts of any other debtor-in-possession financing for the Company.
     Borrowings under the term loans accrue interest at a rate per annum equal to the sum of the London Interbank Offered Rate (LIBOR) plus 10.0% per annum, payable in cash in arrears on the last day of any interest period and the date any term loan is paid in full. In the event of default, as defined under the Senior DIP Credit Agreement, the principal amount of all term loans and all other due and unpaid obligations bear interest at an additional default rate of 2.00%.

     Prepayments are permitted provided that each partial prepayment is in an aggregate principal amount of $0.5 million or integral multiples thereof. Upon payment in full of the Senior DIP Credit Agreement, an exit fee equal to 2.00% of the aggregate principal amount outstanding under the Senior DIP Credit Agreement is due to the lenders.
     On December 24, 2009, the Company borrowed $7.5 million under the Senior DIP Credit Agreement, accruing interest at a rate of 13.0%. As of December 31, 2009, all advances remained outstanding and are classified as liabilities not subject to compromise in the consolidated financial statements.
     In conjunction with the borrowings, the Company capitalized in other current assets $0.7 million of DIP financing costs, which are being amortized over a period of 150 days.
     The Senior DIP Credit Agreement contained various affirmative, negative, reporting and financial covenants. The covenants, among other things, placed restrictions on the Company’s ability to acquire and sell assets, incur additional debt and required the Company to maintain minimum liquidity levels. A breach of any covenant would constitute an event of default as further defined in the Senior DIP Credit Agreement.
     Subsequent to December 31, 2009, the Company entered into a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement provides for financing of a junior secured super priority term loan facility in a principal amount of up to $25 million. On February 25, 2010, the Company borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay in full the outstanding principal balance of $7.5 million under the Senior DIP Credit Agreement. The payment resulted in the termination of the Senior DIP Credit Agreement and triggered an exit fee of $0.2 million paid on February 25, 2010. For additional information regarding the terms of the Junior DIP Credit Agreement refer to Note 27, Subsequent Events.
Credit Facility
     The Company obtained a $110.0 million credit facility (Credit Facility) during June 2007, which is secured by substantially all of the assets of the Company and consisting of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of December 31, 2009, $76.7 million was outstanding on this portion of the facility which is classified as liabilities subject to compromise as the liability is undersecured.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of December 31, 2009, the Company had $23.4 million outstanding under this portion of the facility which is classified as liabilities subject to compromise as the liability is undersecured.
     Upon the filing of the Chapter 11 petitions, certain of the Company’s Credit Facility obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the bankruptcy petitions and due to the Credit Facility obligations being undersecured by the net assets of the Company, $100.1 million of the Company’s pre-petition Credit Facility debt is included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.
     Interest on the facility is calculated based on either prime rate or the LIBOR plus a margin. As a result of certain events of default and the June 30, 2009 expiration of the Limited Waiver, Consent and Amendment No. 3 to Credit Agreement, the LIBOR advances with interest periods ending on or after June 30, 2009 automatically converted to prime rate advances at the end of such interest period. Effective June 30, 2009, the Company began incurring 2% default interest resulting from the provisions of the Limited Waiver and Amendment No. 4 to Credit Agreement.
     As of December 31, 2009, the borrowing rate was 3.25% for prime rate borrowings, plus an applicable margin of 4.00% and default interest of 2.00%. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008 and into 2009, the Company was unable to satisfy various financial covenants. As a result, the

Company received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the year ended December 31, 2009. All waivers, consents and amendments to the Credit Agreement are filed with the SEC. The filing of the bankruptcy petitions also constituted an event of default under the Credit Facility. As of December 31, 2009, the Company was operating without a waiver of default resulting in all obligations under the Credit Facility being automatically and immediately due and payable, subject to the automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.
     Immediately prior to the time of filing the Chapter 11 Petitions, the Company had failed to make various mandatory contractual payments under its Credit Facility, as amended. Such payments included interest on the term and revolving credit advances of $5.0 million, principal payments on term advances of $0.4 million and $1.4 million of other mandatory payments.
     As of December 31, 2009, capitalized debt costs of $1.4 million associated with the Company’s pre-petition Credit Facility were included in liabilities subject to compromise to adjust the carrying amount of the outstanding obligation in accordance with ASC 852.
Capital Lease Obligations
     The Company has entered into various capital leases, primarily to purchase equipment. As of December 31, 2009, approximately $11.0 million of capital lease debt was outstanding. Approximately $6.7 million of the balance is among the Debtors and is classified as liabilities subject to compromise in the consolidated financial statements at December 31, 2009. Contractual payments, subject to potential future adjustments pursuant to the bankruptcy proceedings, for capital lease obligations for each of the next five years and thereafter as of December 31, 2009 are as follows:

2010	$4,558
2011	3,687
2012	2,474
2013	1,157
2014	241
Thereafter	—

Total	12,117
Less interest portion	1,114

$11,003

Sale-Leaseback Transaction
     During the year ended May 31, 2002, the Company completed a sale-leaseback transaction of the Company’s International Corporate Office located in Mississauga, Ontario, Canada, between the Company and Canada Mortgage and Housing Corporation. Total consideration received for the sale of the building and related land was Cdn$10.1 million, which was comprised of Cdn$8.6 million in cash and a Cdn$1.5 million 8.0% note receivable (Note Receivable). The Note Receivable had a seven-year term with a final payment of Cdn$1.1 million received during the year ended December 31, 2008.
     The Company accounted for this transaction in accordance with ASC 840, Leases. ASC 840 prohibits sale recognition on a sale-leaseback transaction when the sublease is considered to be other than minor and the Company’s only recourse to any future amounts owing from the other party is other than the leased asset. A sublease is considered to be minor when the present value of the sublease rent is less than 10% of the total fair market value. The Company accounted for the transaction as a financing transaction which requires sale proceeds to be recorded as a liability (Sale-Leaseback Liability) and for the Note Receivable to not be recognized. Lease payments, exclusive of an interest portion, decrease the Sale-Leaseback Liability recorded. In addition, since the sale recognition is not accounted for, the carrying value of the asset is not adjusted for and the asset continues to be depreciated over the original depreciation period of 40 years.
     On December 21, 2009, in conjunction with the Company’s bankruptcy proceedings, a first day motion was filed in the U.S. Court requesting entry of an order authorizing the Company to reject the unexpired lease with Canada Mortgage and Housing Corporation under authority of sections 105(a) and 365(a) of the Bankruptcy Code. On January 21, 2010, an order was entered authorizing the Company to reject the lease effective December 21, 2009.
     On December 21, 2009, and in accordance with ASC 852, the Company recorded a $4.5 million gain to reduce the carrying value of the Sale-Leaseback Liability to $1.3 million, which is an estimate of the probable allowed claim against the Company for the unexpired lease and has been classified as liabilities subject to compromise on the consolidated financial statements. As the bankruptcy proceeds, the probable amount of the allowed claim may change as more information regarding the ultimate settlement amount of the individual claim becomes available.
     In addition to reducing the carrying value of the Sale-Leaseback Liability, on December 21, 2009, the Company wrote-off the related fixed asset balance of $5.9 million and eliminated $0.1 million of other related capitalized costs as the Company no longer is utilizing the International Corporate Office and does not intend to do so on a going forward basis.
     Below is a summary of the reorganization loss, net, recorded during the year ended December 21, 2009, as a result of the abandonment of the International Corporate Office and the rejection of the related unexpired Sale-Leaseback Liability:

Gain on write-down of Sale-Leaseback Liability	$4,469
Loss on abandonment of sale-leaseback asset	(5,943)
Other (a)	(1,114)

Total reorganization loss, net	$(2,588)

(a)	Other primarily includes a $1.0 million increase to a restricted cash reserve included in liabilities subject to compromise. As a result of the Company’s abandonment of the International Corporate Office, approximately $1.0 million of the Company’s restricted cash balance was immediately due to a subleasee of the building.
15. Interest Rate Swap Agreements
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of cash required for interest payments for a majority of the total variable rate debt.
     Effective July 9, 2009, Citibank and the Company agreed to the early termination of the interest rate swap agreements entered August and December 2007. In consideration for Citibank’s agreement to terminate the interest rate swaps, the Company agreed that the amount due to Citibank as of July 9, 2009 (Settlement Date) was $1.6 million (Settlement Amount). The Company further agreed that interest on the Settlement Amount will accrue at a default rate from and including the Settlement Date until such date that the Settlement Amount is paid in full. As of December 31, 2009, the Company had not paid the $1.6 million Settlement Amount; as such the amount is included in liabilities subject to compromise in the consolidated balance sheet.
     Prior to termination, the Company’s interest rate swaps qualified as cash flow hedges. The Company historically recorded the unrealized gain or loss resulting from changes in fair value as a component of other comprehensive income/(loss). Since future cash payments relating to the outstanding Credit Facility were no longer probable, the interest rate swap was no longer deemed an effective hedge, which resulted in the Company reclassifying the entire other comprehensive loss balance to interest expense during the year ended December 31, 2009.
16. Stock-Based Compensation
     As of December 31, 2009, the Company has issued stock options to employees, directors and certain other individuals. Options granted have terms ranging from five to ten years. Vesting provisions on options granted to date primarily include options that vest immediately and options that vest in equal amounts annually, typically over a four-year period.
     Total stock-based compensation for the years ended December 31, 2009 and 2008, was $0.9 million and $1.4 million, respectively. Total stock-based compensation includes expense for TLCVision stock options and its Employee Share Purchase Plan.
     As of December 31, 2009, the issued and outstanding options denominated in U.S. dollars were at the following prices and terms:

OUTSTANDING				EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
PRICE RANGE	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
(U.S.$)	OPTIONS *	LIFE	PRICE	OPTIONS *	PRICE
$0.20 — $1.88.	1,392	5.4 years	$0.48	586	$0.57
$2.44 — $4.83	1,684	3.8 years	3.61	1,215	3.66
$5.95 — $6.81	666	0.9 years	6.36	566	6.37
$8.19 — $11.47	370	0.3 years	10.39	371	10.39

	4,112	3.5 years	$3.61	2,738	$4.47

*	Values in thousands.

     As of December 31, 2009, the issued and outstanding options denominated in Canadian dollars were at the following prices and terms:

OUTSTANDING				EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
PRICE RANGE	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
(CDN $)	OPTIONS *	LIFE	PRICE	OPTIONS *	PRICE
$0.25 — $1.82	127	4.9 years	Cdn $0.71	47	Cdn $1.07
$2.98 — $5.31	116	4.6 years	3.80	68	4.03
$7.51 — $7.95	48	0.8 years	7.60	39	7.62
$12.60 — $12.68	23	0.1 years	12.67	23	12.67

	314	3.8 years	Cdn $3.79	177	Cdn$5.15

*	Values in thousands.
     Approximately 0.6 million and 0.1 million options were authorized for issuance but were not granted as of December 31, 2009 and 2008, respectively. A summary of option activity during the last two years follows:

		WEIGHTED		WEIGHTED	AGGREGATE		AGGREGATE
		AVERAGE		AVERAGE	INTRINSIC		INTRINSIC
		EXERCISE PRICE		EXERCISE PRICE	VALUE		VALUE
	OPTIONS *	PER SHARE		PER SHARE	US OPTIONS		CDN OPTIONS
December 31, 2007	4,625	US$	5.43	Cdn$6.03
Granted	1,227		0.50	0.64
Exercised	(86)		1.86	1.82
Forfeited	(189)		4.50	7.97
Expired	(562)		6.85	9.02

December 31, 2008	5,015	US$	4.14	Cdn$4.79

Granted	363		0.20	0.25
Exercised	—		—	—
Forfeited	(512)		2.60	2.37
Expired	(440)		8.25	10.10

December 31, 2009	4,426	US$	3.61	Cdn$3.79	US$	0	Cdn$0

Exercisable at December 31, 2009	2,915	US$	4.47	Cdn$5.15	US$	0	Cdn$0

*	Values in thousands.
     The weighted average remaining contractual lives of U.S. and Canadian exercisable options as of December 31, 2009 were 2.7 years and 2.8 years, respectively.
     During the years ended December 31, 2009 and 2008, the total intrinsic value of options exercised, defined as the excess fair value of the underlying stock over the exercise price of the options, was approximately zero and $0.1 million, respectively.
     The Company granted 0.4 million and 1.2 million options during the years ended December 31, 2009 and 2008, respectively. The options granted had a fair value of $0.1 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.
     The fair values of TLCVision’s options granted were estimated at the date of grant for employee options and at the measurement date for non-employee options using the Black-Scholes option pricing model. The following table shows the Company’s assumptions used to compute stock based compensation expense:

	2009	2008
Weighted-average risk free rate of interest	2.45%	2.19%
Expected volatility	103%	64%
Weighted-average expected award life	3.8 years	4.9 years
Dividend yield	0.00%	0.00%

     Expected volatility was based on historical volatility on the Company’s common shares. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The dividend yield on the Company’s common shares is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future due to restrictions contained within the Company’s existing Credit Facility. The expected life was primarily based on historical exercise patterns of option holders, which the Company believes are representative of future behavior.
     As of December 31, 2009, the total unrecognized compensation expense related to TLCVision non-vested employee awards was approximately $1.2 million. The unrecognized compensation expense will be recognized over the remaining vesting period, which expires December 2012 for certain options. The weighted-average expense period for non-vested employee awards is 1.8 years.
17. Income Taxes
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	DECEMBER 31,
	2009	2008
Deferred tax asset:

Net operating loss carry forwards	$100,783	$91,156
Fixed assets	953	243
Intangibles	12,230	14.263
Investments	15,050	15,989
Accruals and other reserves	6,925	5,163
Tax credits	166	166
Other	11,132	13,780

Total deferred tax asset	147,239	140,760
Valuation allowance	(147,239)	(140,760)

Total deferred tax asset, net of valuation allowance	$—	$—

     The Company determined in both fiscal 2009 and 2008 that sufficient evidence did not exist to support recognition of a deferred tax asset. This determination was based on many factors including the current year loss, the lack of taxable income forecasted in future periods, and other relevant factors.
     As of December 31, 2009, the Company had total net operating losses (NOLs) available for carry forward for income tax purposes of approximately $264.6 million, which may be available to reduce taxable income in future years. The U.S. carry forward losses of $224.7 million expire between 2010 and 2029. Canadian carry forward losses of $40.0 million can only be utilized by the source company and expire between 2009 and 2028. During the year ended December 31, 2009, approximately $8.4 million of U.S. and $6.6 million of Canadian NOLs expired.
     Of the total valuation allowance, separate amounts of approximately $11.0 million will be recorded directly to equity and as a reduction to goodwill, if and when those portions of the deferred tax assets are realized and the associated valuation allowance is reversed.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes significant annual limitations on the utilization of NOLs. Such NOL limitations result upon the occurrence of certain events, including an “ownership change” as defined by Section 382.
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
     Our ability to utilize the remaining NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382, as amended, during or as a result of the bankruptcy proceedings.
     A restructuring of our debt pursuant to the bankruptcy proceedings may give rise to cancellation of indebtedness or debt forgiveness (COD), which if it occurs would generally be non-taxable. If the COD is non-taxable, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and the tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of a plan of reorganization, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our financial future.
     The differences between the provision for income taxes and the amount computed by applying the statutory Canadian income tax rate to income before income taxes were as follows:

	YEAR ENDED DECEMBER 31,
	2009	2008
Income tax (benefit) expense at the Canadian statutory rate of 36.12%	$(13,265)	$(35,174)
Change in valuation allowance	13,171	23,052
Expenses not deductible for income tax purposes	116	12,136
State taxes	796	605
Canadian income tax	152	269
Rate differential on United States operations	(22)	(14)

Income tax expense	$948	$874

     The provision for income taxes is as follows:

	YEAR ENDED DECEMBER 31,
	2009	2008
Current:
Canada	$152	$269
United States — federal	—	—
United States — state	796	605
Other	—	—

	$948	$874

Deferred:
United States — federal	$—	$—
United States — state	—	—

	$—	$—

Income tax expense	$948	$874

     The Company has established accruals for certain tax contingencies for exposures associated with tax deductions and return filing positions which may be challenged. The tax contingency accruals are adjusted quarterly in light of changing facts and circumstances, such as the progress of tax audits, case law and statute of limitations. A number of years may elapse before a particular matter is resolved. The Company believes its tax contingency accruals are adequate to address known tax contingencies. Tax contingency accruals of $0.3 million are recorded in accrued liabilities in the consolidated balance sheets at December 31, 2009 and 2008, respectively.
     The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and other jurisdictions. Tax years 1997 through present are not yet closed for U.S. federal and state income tax purposes due to net operating losses carried forward from that time.
18. Other Expense (Income), Net
     Other expense (income), net includes the following operating items:

	YEAR ENDED DECEMBER 31,
	2009	2008
Other expense (income):
(Gain) loss on sales and disposals of fixed assets	$(338)	$(269)
Center restructuring and closing costs	776	—
Loss (gain) on business divestitures	1,594	(139)
Employee severance expense	2,624	—
Financial and legal advisor costs	15,570	—
Write-off of receivables due from and investments in Notal Vision®	4,458	—
Miscellaneous expense (income)	1,142	69

	$25,826	$(339)

19. Net Loss Per Share
     Basic loss per share was $0.73 and $1.95 for the years ended December 31, 2009 and 2008, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.
Below is a reconciliation of basic and diluted per share detail to net loss and income:

	YEAR ENDED
	DECEMBER 31,
(in thousands, except per share amounts)	2009	2008
Numerator:
Net loss attributable to TLC Vision Corporation	$(36,724)	$(98,254)

Denominator:
Weighted-average shares outstanding — basic	50,554	50,319
Effect of dilutive stock options *	—	—

Weighted-average shares outstanding — diluted	50,554	50,319

Net loss attributable to TLC Vision Corporation per common share:

Basic	$(0.73)	$(1.95)

Diluted	$(0.73)	$(1.95)

*	The effects of including the incremental shares associated with options and warrants are anti-dilutive for years ended December 31, 2009 and 2008 and are not included in weighted-average shares outstanding-diluted. The total weighted-average number of options with exercise prices less than the average closing price of the Company’s common shares was zero and 0.2 million for the years ended December 31, 2009 and 2008, respectively.
20. Commitments and Contingencies
Commitments
     The Company leases certain center facilities under operating leases with terms generally of five to ten years. Certain leases contain rent escalation clauses and rent-free periods that are charged to rent expense on a straight-line basis. The leases usually contain renewal clauses at the Company’s option at fair market value. For the years ended December 31, 2009 and 2008, total rent expense, including minimum and contingent payments, was $9.0 million and $9.2 million, respectively. As of December 31, 2009, the Company has commitments relating to non-cancellable operating leases for rental of office space and equipment requiring future minimum payments aggregating approximately $27.0 million.
     Future minimum payments over the next five years and thereafter are as follows:

2010	$8,044
2011	6,276
2012	4,915
2013	3,452
2014	1,821
Thereafter	2,515

$27,023

     As of December 31, 2009, the Company had commitments related to long-term marketing contracts which require payments totaling $6.0 million through 2011. Future contractual minimum payments over the next two years are as follows:

2010	3,000
2011	3,000

$6,000

     Certain of the Company’s lease and marketing commitments are subject to the Company’s bankruptcy proceedings. However, the commitments disclosed above do not adjust for the potential rejection and/or reduction of any lease or marketing commitment in the due course of the bankruptcy proceedings.

Legal Contingencies
     Except for bankruptcy proceedings described in Note 1, Bankruptcy Proceedings, at December 31, 2009 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
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
Regulatory Tax Contingencies
     TLCVision operates in 48 states and three Canadian provinces and is subject to various federal, state, provincial and local income, payroll, unemployment, property, franchise, capital, sales and use tax on its operations, payroll, assets and services. TLCVision endeavors to comply with all such applicable tax regulations, many of which are subject to different interpretations, and has hired outside tax advisors who assist in the process. Many states and other taxing authorities have been interpreting laws and regulations more aggressively to the detriment of taxpayers such as TLCVision and its customers. TLCVision believes that it has adequate provisions and accruals in its financial statements for such liabilities, although it cannot predict the outcome of future tax assessments.
21. Segment Information
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
     Corporate depreciation and amortization of $1.4 million and $2.3 million for the year ended December 31, 2009 and 2008, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the refractive centers reporting segment.
     Assets of the Company’s corporate operations, including corporate headquarters, have not been allocated among the various segments. The amounts are included in the refractive centers segment.

     The Company’s reportable segments are as follows:

		DOCTOR SERVICES			EYE CARE
YEAR ENDED DECEMBER 31, 2009	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$107,326	$23,966	$41,799	$26,130	$30,969	$230,190
Cost of revenues (excluding amortization)	83,812	19,221	31,265	17,792	14,916	167,006

Gross profit	23,514	4,745	10,534	8,338	16,053	63,184

Segment expenses:
Marketing and sales	12,318	77	5,181	425	3,934	21,935
G&A, amortization and other	6,086	9	3,521	2,767	15	12,398
Impairment *	1,018	—	—	—	—	1,018
Earnings from equity investments	(334)	—	—	(973)	—	(1,307)

Segment profit	$4,426	$4,659	$1,832	$6,119	$12,104	$29,140
Noncontrolling interest	580	32	—	3,219	5,637	9,468

Segment profit attributable to TLC Vision Corp	$3,846	$4,627	$1,832	$2,900	$6,467	$19,672

Corporate operating expenses						(39,801)
Reorganization items, net						(3,229)
Interest expense, net						(12,418)
Income tax expense						(948)

Net loss attributable to TLC Vision Corporation						(36,724)

Depreciation and amortization	$9,506	$2,133	$2,871	$1,350	$48	$15,908

Total assets	$43,780	$16,444	$28,210	$12,297	$14,185	$114,916

*	Note: Refractive Centers impairment charge of $1.0 million includes approximately $0.3 million of allocated corporate related impairment charges.

		DOCTOR SERVICES			EYE CARE
YEAR ENDED DECEMBER 31, 2008	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$151,442	$29,176	$40,916	$25,523	$28,611	$275,668
Cost of revenues (excluding amortization)	110,824	23,623	30,294	17,187	13,010	194,938

Gross profit	40,618	5,553	10,622	8,336	15,601	80,730

Segment expenses:
Marketing and sales	31,235	140	6,533	484	4,333	42,725
G&A, amortization and other	7,765	(299)	3,931	1,591	51	13,039
Impairment **	73,865	6,493	—	4,689	—	85,047
Loss (earnings) from equity investments	1,820	—	—	(1,260)	—	560

Segment profit	$(74,067)	$(781)	$158	$2,832	$11,217	$(60,641)
Noncontrolling interest	912	56	—	3,383	5,179	9,530

Segment profit attributable to TLC Vision Corp	$(74,979)	$(837)	$158	$(551)	$6,038	$(70,171)

Corporate operating expenses						(17,871)
Interest expense, net						(9,338)
Income tax expense						(874)

Net loss attributable to TLC Vision Corporation						(98,254)

Depreciation and amortization	$12,423	$2,939	$2,742	$1,516	$50	$19,670

Total assets	$61,599	$16,910	$25,531	$17,848	$15,094	$136,982

**	Note: Refractive Centers impairment charge of $73.9 million includes approximately $2.3 million of allocated corporate related impairment charges.

The Company’s geographic segments are as follows:

YEAR ENDED DECEMBER 31, 2009	CANADA	UNITED STATES	TOTAL
Revenues	$11,826	$218,364	$230,190

Total fixed assets and intangibles	$2,311	$66,421	$68,732

YEAR ENDED DECEMBER 31, 2008	CANADA	UNITED STATES	TOTAL
Revenues	$15,199	$260,469	$275,668

Total fixed assets and intangibles	$6,510	$83,202	$89,712

22. Fair Value Measurements
     In September 2006, the FASB issued guidance (ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of this guidance were effective for the Company as of January 1, 2008. However, the FASB deferred the effective date of the provision until the beginning of the Company’s 2009 fiscal year as it relates to fair value measurement requirements for nonfinancial assets, such as goodwill, and liabilities that are not remeasured at fair value on a recurring basis. The Company uses fair value measurements when it periodically revaluates the recoverability of goodwill and other intangible assets. The Company’s adoption of the additional fair value guidance in fiscal 2009 did not have a material impact on the financial statements.
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
     Cash and cash equivalents of $14.6 million at December 31, 2009 are primarily comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on unadjusted quoted prices in active markets for identical assets (Level 1).
     As of December 31, 2009, the carrying value and approximate fair value of the Company’s pre-petition Credit Facility advances and debtor-in-possession borrowings was $107.6 million and $105.6 million, respectively. The fair value was estimated by discounting the amount of estimated future cash flows associated with the respective debt instruments using the Company’s current incremental rate of borrowing for similar debt instruments (Level 3). The calculation of fair value assumes no acceleration of payments that may be required under default provisions included in the Company’s Credit Facility.
     The carrying value of the Company’s cost method investments was zero and $2.0 million as of December 31, 2009 and 2008. During the years ended December 31, 2009 and 2008, the Company recorded impairment charges of $0.3 million and $2.3 million, respectively, to reduce the carrying value of its cost method investments to estimated market values (Level 3).
23. Supplemental Cash Flow Information
Significant non-cash transactions:

	YEAR ENDED DECEMBER 31,
	2009	2008
Capital lease obligations relating to equipment purchases	$2,042	$3,110
Option and warrant reduction	—	92
Other comprehensive (income) loss on hedge	(1,545)	761

     Cash paid for the following:

	YEAR ENDED DECEMBER 31,
	2009	2008
Interest	$6,938	$8,637

Income taxes	$858	$1,246

24. Executive Officers
     On April 23, 2009, the Company announced that James C. Wachtman resigned as Chief Executive Officer and as a member of the Board of Directors of the Company, effective immediately. The Company also announced that James B. Tiffany was named President and Chief Operating Officer, effective immediately.
     On April 23, 2009, the Company also announced that it created the position of Chief Restructuring Officer and formed an Office of the Chairman. Michael Gries, a principal of Conway, Del Genio, Gries & Co. LLC (CDG), a financial advisory firm based in New York, NY, accepted the position of Chief Restructuring Officer. The new three-person Office of the Chairman reports to the Board of Directors and is comprised of: the Chairman, Warren Rustand; the President and Chief Operating Officer, James B.Tiffany; and the Chief Restructuring Officer, Michael Gries.
     On May 15, 2009, the Company announced that as part of its efforts to reduce costs, it terminated the employment of three executive officers, effective immediately. The three executive officers were: Steven P. Rasche, Chief Financial Officer; Brian L. Andrew, General Counsel and Secretary; and Larry D. Hohl, President of Refractive Centers. The Company also announced that William J. McManus, a managing director of CDG, was appointed to the position of Interim Chief Financial Officer. Mr. Andrew’s non-legal responsibilities as well as Mr. Hohl’s responsibilities have been assumed by James B. Tiffany. Mr. Andrew’s legal responsibilities have been assumed on an interim basis by Company attorneys and external counsel.
25. Related Party Transactions
     As noted in Note 24, Executive Officers, the Company’s Interim Chief Financial Officer and Chief Restructuring Officer are employed by CDG. The Company has retained CDG to provide consulting services relating to the Company’s ongoing bankruptcy proceedings and restructuring efforts, which include cost saving initiatives and Credit Facility negotiations. During the year ended December 31, 2009, the Company incurred approximately $2.2 million in professional fees from CDG.
     The Company has an agreement with Minnesota Eye Consultants to provide laser access. Dr. Richard Lindstrom, a director of TLCVision, is founder, partner and attending surgeon of Minnesota Eye Consultants. The Company received revenue of $0.7 million and $0.8 million as a result of the agreement for the years ended December 31, 2009 and 2008, respectively. Dr. Lindstrom also receives annual compensation from the Company in his capacity as medical director of TLCVision and as a consultant to Sightpath Medical.
26. Defined Contribution and Employee Stock Purchase Plans
Defined Contribution Plan
     The Company sponsors a defined contribution plan, which extends participation eligibility to substantially all U.S. employees. Amounts charged to expenses during the years ended December 31, 2009 and 2008 were $0.1 million and $0.5 million, respectively, under the defined contribution plan. Effective April 2009, the Company suspended its 25% match of participants’ before-tax contributions up to 8% of eligible compensation.
Employee Stock Purchase Plan
     Under our Employee Stock Purchase Plan (ESPP) participants may contribute up to 10% of their annual compensation to purchase common shares of the Company. The purchase price of the shares is equal to 85% of the closing price of TLCVision on the first day or the last day of each quarterly offering period, whichever is less.
     During the year ended December 31, 2009, the number of shares available for issuance under the ESPP reached zero, as a result no additional shares will be issued unless the number of shares available under the ESPP is increased by a vote of common shareholders. For the years ended December 31, 2009 and 2008, there were approximately 159,000 and 180,000 shares issued under the Employee Stock Purchase Plan.
27. Subsequent Events
     In connection with the First Amended Plan, further described in Note 1, Bankruptcy Proceedings, the Company filed a motion seeking approval from the Bankruptcy Courts for a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement, approved by the U.S. Court via an interim order on February 12, 2010 and the Canadian Court on February 18, 2010, is dated February 3, 2010 among the Debtors, various lenders and Charlesbank Equity Fund VII, Limited Partnership as collateral and administrative agent.
     The Junior DIP Credit Agreement provided for financing of a junior secured super priority term loan facility in a principal amount up to $25.0 million. On February 25, 2010, the Company borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay down the previously existing $7.5 million outstanding principal balance under the Senior DIP Credit Agreement.
     The maximum maturity date of the borrowings under the Junior DIP Credit Agreement is the earlier of (a) May 20, 2010, (b) the effective date of a plan of reorganization, (c) the date on which a sale or sales of all or substantially all of the Company’s assets is consummated under Section 363 of the Bankruptcy Code, (d) the date of conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or any equivalent proceeding in the Canadian Case, (e) a proposal or liquidation of any or all of the assets of the Company under the Bankruptcy and Insolvency Act (Canada), (f) the dismissal of any of the bankruptcy cases, or (g) approval by the Bankruptcy Courts of any other debtor-in-possession financing for the Company.
     Borrowings accrue interest at a rate per annum equal to the sum of LIBOR plus 10.0% per annum, payable in cash in arrears on the last day of any interest period and the date any term loan is paid in full. In the event of default, as defined under the Junior DIP Credit Agreement, the principal amount of all term loans and all other due and unpaid obligations bear interest at an additional default rate of 2.00%.
     The Junior DIP Credit Agreement contains various affirmative, negative, reporting and financial covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional debt and require the Company to maintain minimum liquidity levels. A breach of any covenant constitutes an event of default as further defined in the Junior DIP Credit Agreement.
     Prepayments are permitted provided that each partial prepayment is in an aggregate principal amount of $0.5 million or integral multiples thereof. Upon payment in full of the Junior DIP Credit Agreement, an exit fee equal to 4.00% of the aggregate principal amount outstanding under the Junior DIP Credit Agreement is due to the lenders.

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
     As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officers and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Principal Executive Officers and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
     Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE
     The following are brief summaries of the business experience of each of the Company’s executive officers:
•	James B. Tiffany, age 53, became the Company’s President and Chief Operating Officer in April 2009. Prior to that, Mr. Tiffany served as President of Sightpath Medical, Inc., a subsidiary of the Company, from August 2003 to April 2009. He served as General Manager of MSS, Inc. from July 2000 to August 2003, and as Vice President of Sales and Marketing of LaserVision from January 1999 to July 2000. Mr. Tiffany received his undergraduate degree from Arizona State University and a Master of Business Administration Degree from Washington University in St. Louis, Missouri.

•	Michael Gries, age 55, was appointed Chief Restructuring Officer in April 2009 and is a principal and co-founder of Conway Del Genio Gries & Co., LLC (CDG), a financial advisor firm. Mr. Gries is a nationally recognized leader in the restructuring profession with more than 25 years experience advising companies and creditors on complex corporate reorganizations. Since 1984, Mr. Gries has specialized in providing business and financial advice to Boards of Directors, management, investors and other parties in interest in distressed and turnaround situations. Prior to co-founding CDG, Mr. Gries was a Partner and Director of the Northeast Restructuring and Reorganization practice of Ernst & Young LLP, which was at the time one of the largest restructuring practices in the country. Mr. Gries has a Bachelor of Science in Business Administration degree, with specializations in Accounting and Finance, from Northeastern University. He is a Certified Public Accountant (CPA) and a Certified Restructuring and Reorganization Accountant.

•	William McManus, age 54, was appointed interim Chief Financial Officer in April 2009 and is a managing director of CDG. Mr. McManus has more than 20 years of senior financial, operational, and consulting experience in turnaround/restructuring environments. He has served in senior management positions in a variety of industries, such as: Automotive, Media & Publishing, Home Furnishing, Consumer Goods, Packaging, Forest Products, Capital Equipment, and Healthcare. Prior to joining CDG in February 2009, Mr. McManus worked at Horizon Management from 2001 to 2009 as a Managing Director specializing in crisis / interim management. Mr. McManus graduated from Notre Dame where he received a Bachelor of Science in Business Administration degree, with a specialization in Finance.

•	Charles H. Judy, age 40, was appointed Senior Vice President, Shared Services and Secretary in April 2009. Mr. Judy joined the Company in 2007 as Vice President, Human Resources. Prior to joining TLCVision, Mr. Judy was a National Human Resources Director at Deloitte, one of the world’s largest professional services firms with over 120,000 employees. During his thirteen years with the organization, Mr. Judy provided senior human resources and recruiting leadership to a number of large and diverse practices throughout the world. Mr. Judy was also the Vice President, Human Resources for Maverick Technologies LLC, North America’s largest independent control systems integrator and industrial automation consultancy. He is a graduate of Tulane University’s A.B. Freeman School of Business with a Bachelor of Science in Management degree. Mr. Judy is also a CPA (non-practicing) and a certified Senior Professional of Human Resources.

•	James J. Hyland, age 57, joined TLCVision as Vice President, Investor Relations in 2007. Prior to joining TLCVision, Mr. Hyland was VP Investor Relations and Corporate Communications for USF Corp, a $2.4 billion Chicago based transportation holding company. In addition, Mr. Hyland was Senior Vice President Investor Relations for Comdisco, a Rosemont, Illinois based Fortune 500 financial and technology services firm. Mr. Hyland is a graduate of the University of Illinois with a Bachelor of Science in Business Administration degree, with a specialization in Finance.

•	Henry Lynn, age 59, became Chief Information Officer (CIO) of TLCVision in March 1998. Mr. Lynn has executive management responsibilities regarding the various information systems utilized throughout the Company. Prior to joining TLCVision, he was employed as the CIO for Beacon Eye, Inc., a laser vision correction company. He holds a Data Processing degree from Glasgow College of Technology, Scotland.

•	Ellen-Jo E. Plass, age 40, became the Company’s Senior Vice President, Center Operations in June 2009. Prior to that, Mrs. Plass served as Vice President of Center Support Services for TLC Laser Eye Centers from January 2006 to June 2009. Through her career within TLCVision she’s served in a number of roles within the organization from National Director, Center Support Services, from 2002 to 2006, to International Director, Training and Development, from 1999 to 2002. Her first role within the Company was in 1995 at a flagship TLC center in Windsor, Ontario, Canada where she was that center’s Executive Director. Mrs. Plass received her Bachelor of Arts, Psychology in 1991 from the University of Windsor and her Post Graduate in 1992 specializing in Gerontology from Algonquin College.

•	Jim Feinstein, age 39, became TLCVision’s Senior Vice President of Sales in April 2009. Prior to that, Mr. Feinstein served as the Company’s Vice President, Western Zone, from 2008 to 2009 and Vice President, North Central Region, from 2004 to 2007. In 2007, he was recognized by the Midwest Organ and Donor Board as one of 30 influential people in ophthalmology. Mr. Feinstein is a graduate of the University of Iowa with a Bachelor of Arts in English.

•	Dan Robins, age 39, joined the Company in December of 1998 first as a Laser Engineer with LaserVision and later holding the positions of Senior Engineer; North East Operations Manager; Manager of Recruitment, Staff Development and Research; Director of Senior Engineering and Research; and National Director of Operations. He moved into his current position as Vice President of Operations in January 2006 where he is responsible for all day-to-day operations of the mobile refractive segment. Mr. Robins began his career in operations and logistics while serving in the United States Army as an Avenger Missile System Technician from 1989 to 1997. He holds an Associate of Applied Science degree in Laser Electro-Optics and is finishing his Bachelor of Arts in Business Management degree at Rasmussen College.

•	Patricia S. Larson, age 49, joined the Company in July 2003 as Associate General Counsel. Prior to that, Ms. Larson was the General Counsel and Executive Vice President - General Manager from 1993 to 2002 of Husky Corporation, a privately held company that designs, manufactures and distributes equipment for the petroleum dispensing industry. Prior thereto, Ms. Larson was in the private practice of law in the St. Louis office of Polsinelli Shugart, PC and with Paule, Camazine, Bluementhal, PC. Prior to joining these law firms, Ms. Larson served as a Senior Tax Consultant with Ernst & Young. Ms. Larson received her Juris Doctor from the University of Missouri — Kansas City and a Bachelor of Science in Accountancy degree from the University of Missouri — Columbia.

•	Jonathan Compton, age 38, joined the Company in July 2002 as Director of Taxation. Mr. Compton was appointed as an officer of the Company in December 2002. Prior to that, Mr. Compton was the Corporate Tax Manager and Assistant Treasurer at BioMaerieux, Inc., from 1998 — 2002. Mr. Compton is a graduate of the University of Missouri with a Bachelor of Science in Business Administration degree, with a specialization in Accounting. Mr. Compton is also a CPA (non-practicing).
     The information required by Item 401 of Regulation S-K regarding directors is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009. The information required by Item 405 of Regulation S-K is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009.
     Formal, written policies and procedures have been adopted, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officers, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all employees are available on the Company’s website, www.tlcv.com, and a copy will be mailed upon request to Investor Relations, TLC Vision Corporation, 16305 Swingley Ridge Rd., Ste. 300, Chesterfield, MO 63017.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
     The following table provides information as of December 31, 2009, regarding compensation plans under which equity securities of TLCVision are authorized for issuance (shares in thousands).

Number of
securities
remaining available
	Number of			for future
	securities to be			issuances under
	issued upon	Weighted-average		equity compensation
	exercise of	exercise price of		plans (excluding
	outstanding	outstanding		securities
	options, warrants	options, warrants		reflected in column
	and rights	and rights		(a))
Plan category	(a)	(b)		(c)
Equity compensation plans approved by security holders	4,426	$3.61	(1)	649
Equity compensation plans not approved by security holders	—	—		—

Total	4,426	$3.61	(1)	649

(1)	Represents the weighted-average exercise price of outstanding options, warrants and rights denominated in U.S. dollars. The weighted-average exercise price of outstanding options, warrants and rights denominated in Canadian dollars was Cdn$3.79.
See Note 16, Stock-Based Compensation, to the audited consolidated financial statements for more information regarding the material features of the Company’s outstanding options, warrants and rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of the report:
     (1) Financial statements:
     Report of Independent Registered Public Accounting Firm.
     Consolidated Statements of Operations — Years Ended December 31, 2009 and 2008.
     Consolidated Balance Sheets as of December 31, 2009 and 2008.
     Consolidated Statements of Cash Flows — Years Ended December 31, 2009 and 2008.
     Consolidated Statements of Stockholders’ (Deficit) Equity — Years Ended December 31, 2009 and 2008.
     Notes to Consolidated Financial Statements
     (2) Exhibits required by Item 601 of Regulation S-K and by Item 14(c).
     See Exhibit Index.
(b) Exhibits required by Item 601 of Regulation S-K.
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By	/s/ JAMES B. TIFFANY
James B. Tiffany, Chief Operating Officer

     March 31, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATED

/s/ JAMES B. TIFFANY	Chief Operating Officer	March 31, 2010
James. B. Tiffany

/s/ MICHAEL F. GRIES	Chief Restructuring Officer	March 31, 2010
Michael F. Gries

/s/ WILLIAM J. MCMANUS	Interim Chief Financial Officer	March 31, 2010
William J. McManus

/s/ WARREN S. RUSTAND	Chairman of the Board of Directors and Director	March 31, 2010
Warren S. Rustand

/s/ RICHARD L. LINDSTROM, M.D.	Director	March 31, 2010
Richard L. Lindstrom, M.D.

/s/ TOBY S. WILT	Director	March 31, 2010
Toby S. Wilt

/s/ MICHAEL D. DEPAOLIS, O.D.	Director	March 31, 2010
Michael D. DePaolis, O.D.

/s/ JAY T. HOLMES	Director	March 31, 2010
Jay T. Holmes

/s/ OLDEN C. LEE	Director	March 31, 2010
Olden C. Lee

/s/ GARY F. JONAS	Director	March 31, 2010
Gary F. Jonas

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the Commission on August 28, 1998)

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s 10-K filed with the Commission on August 29, 2000)

3.3	Articles of Continuance (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

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

10.3
Amended and Restated Master Capital Lease Agreement with Advanced Medical Optics (“IntraLase Corp”), portions of which omitted pursuant to a request for confidential treatment filed separately with the Commission, dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the three and nine months ended September 30, 2008)

10.4*	Consulting Agreement with Richard L. Lindstrom, M.D. dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for the three and nine months ended September 30, 2008)

10.5
Agreement and Plan of Merger By and Among TruVision, Inc. and TLC Wildcard Corp. and TLC Vision Corporation and TLC Vision (USA) Corporation and Lindsay T. Atwood dated as of October 27, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s 10-Q for the three and nine months ended September 30, 2005).

10.6
Amended and Restated Credit Agreement By and Among TLC Vision Corporation, TLC Vision (USA) Corporation, CIT Capital Securities, LLC, CIT Healthcare, LLC and Lenders dated as of June 21, 2007 (incorporated by reference to Exhibit 12.(B) to the Company’s Schedule TO-I/A filed June 22, 2007)

10.7	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 21, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K for the year ended December 31, 2007)

10.8
Limited Waiver and Amendment No. 2 to Credit Agreement dated as of March 31, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009).

10.9
Limited Waiver, Consent and Amendment No. 3 to Credit Agreement dated as of June 5, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2009).

10.10
Limited Waiver, Consent and Amendment No. 4 to Credit Agreement dated as of June 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.11
Amendment to Limited Waiver and Amendment No. 4 to Credit Agreement and Amendment No. 5 to Credit Agreement dated September 8, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2009.)

10.12	Limited Waiver dated September 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009.)

EXHIBIT
NO.	DESCRIPTION
10.13
Amendment No. 2, entered August 10, 2009, to Agreement and Plan of Merger, dated as of October 27, 2005, by and among TruVision, Inc., TLC Wildcard Corp., TLC Vision Corporation, TLC Vision (USA) Corporation and Lindsay T. Atwood (incorporated by reference to Exhibit 10.4 to the Company’s 10-Q for the three and six months ended June 30, 2009).

10.14
Limited Forbearance and Third Amendment to Transfer Rights Agreement, entered August 20, 2009, by and among Michael Aronsky, M.D., Carol Hoffman, M.D., George Pronesti, M.D., and Anthony Zacchei, M.D. (collectively “Kremer Minority Holders”), TLC Vision (USA) Corporation, DelVal ASC, LLC, and TLC Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the three and nine months ended September 30, 2009).

10.15*
Engagement Letter of Conway, Del Genio, Gries & Co., LLC by TLC Vision Corporation, dated as of February 16, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for the three and nine months ended September 30, 2009).

10.16*
Addendum to the Engagement Letter of Conway, Del Genio, Gries & Co., LLC by TLC Vision Corporation, dated April 23, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q for the three and nine months ended September 30, 2009).

10.17
Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of December 23, 2009 among TLC Vision (USA) Corporation, TLC Vision Corporation, TLC Management Services Inc., Cantor Fitzgerald Securities and lenders.

10.18
Plan Sponsor Agreement dated February 3, 2010 by and among TLC Vision Corporation, TLC Vision (USA) Corporation, TLC Management Services, Inc., Thriller Acquisition Corp. and Thriller Canada Acquisition Corp (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 2, 2010).

10.19
Amendment to the Plan Sponsor Agreement dated February 3, 2010 by and among TLC Vision Corporation, TLC Vision (USA) Corporation, TLC Management Services, Inc., Thriller Acquisition Corp. and Thriller Canada Acquisition Corp (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 12, 2010).

10.20	Fourth Amended Joint Chapter 11 Plan of Reorganization dated as of March 24, 2010.

21	List of the Company’s Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Operating Officer’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Restructuring Officer’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.3	Interim Chief Executive Officer’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	Chief Restructuring Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.3	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.