Form 10-K/A
period 2009-12-31
TLC VISION CORP
filed 2010-04-30
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-29302
TLC VISION CORPORATION
(Exact name of registrant as specified in its charter)
(Debtor-In-Possession as of December 21, 2009)

NEW BRUNSWICK, CANADA	980151150
(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16305 SWINGLEY RIDGE ROAD, SUITE 300
CHESTERFIELD, MO	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone, including area code:	(636)-534-2300
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
     As of April 29, 2010, there were 50,565,219 shares of the registrant’s Common Shares outstanding.
     DOCUMENTS INCORPORATED BY REFERENCE:
     Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

EXPLANATORY NOTE
     On March 31, 2010, we filed our Annual Report on Form 10-K for the year ended December 31, 2009 (Original Filing), with the Securities and Exchange Commission (SEC). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement. This Amendment No. 1 (Amendment) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is primarily being filed to provide the disclosure required by Part III of Form 10-K.
     This Form 10-K/A amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services).
     In addition, the Company omitted the certifications of a principal executive officer in the Original Filing required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Rule 13a-14(a)) and Section 906 of the Sarbanes-Oxley Act of 2002 (Section 906). Such certifications are filed as exhibits hereto.
     This Form 10-K/A also contains new Rule 13a-14(a) certifications by all current principal executive officers and the principal financial officer. Because this Form 10-K/A includes no financial statements, we are not including new certifications pursuant to Section 906 for the principal executive officers and principal financial officer who previously certified the Original Filing.
     This amendment on Form 10-K/A is not intended to revise any other information presented in the Original Filing, which remains unchanged and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     Our articles of continuance currently set the size of our Board of Directors at a minimum of one director and a maximum of fifteen directors. Presently, the Board of Directors consists of seven directors. The by-laws of the Company dictate that a director’s term extends until:
(a)	the next annual meeting following his or her appointment, or

(b)	his or her successor is elected or appointed, or

(c)	if earlier, he or she dies or resigns, or is removed or disqualified.
     We believe that all of our directors possess the personal and professional qualifications necessary to serve as a member of our Board of Directors. Our Board of Directors has an Audit Committee, a Corporate Governance and Nominating Committee and a Compensation Committee.
     Set forth below is biographical information as of April 29, 2010, with respect to each of our directors:
•	Michael D. DePaolis, O.D., age 53, has been a director of the Company since June 2005. Dr. DePaolis is Chairman of the Company’s Corporate Governance and Nominating Committee and is a member of the Company’s Audit Committee. He has been engaged in the private practice of optometry and is co-founder and President of Visionary Eye Associates, a professional optometric practice since 1995. He is a member of the American Optometric Association, Fellow of the American Academy of Optometry and has been Chief Optometric Editor of Primary Care Optometry News since 1995. Dr. DePaolis is Adjunct Clinical Associate of Ophthalmology at the University of Rochester School of Medicine & Dentistry and has also served on the editorial review boards of Contact Lens Spectrum, Optometry, Eye & Contact Lens, Review of Optometry and Refractive Eye Care. His extensive knowledge and experience as an optometrist, businessman and educator in the field of optometry qualify Dr. DePaolis as a director of the Company. In addition, his experience as co-founder and President of Visionary Eye Associates provides Dr. DePaolis the financial qualifications necessary to serve on the Company’s Audit Committee.

•	Jay T. Holmes, age 67, has been a director of the Company since June 2008. Mr. Holmes is a member of the Company’s Compensation and Audit Committees. He has been self-employed as an attorney and business consultant since mid-1996. From 1981 to 1996 Mr. Holmes held several senior management positions at Bausch & Lomb, Inc., retiring as Executive Vice President and Chief Administrative Officer. Bausch & Lomb is a global company engaged in the eye care business. Mr. Holmes served on the board of directors of Bausch & Lomb from 1986 to 1996. Mr. Holmes serves presently, and has served, on the boards of directors of a number of other eye care related companies, including Visx, Inc. from 1998 to 2005, IntraLase, Inc. from 2005 to 2007, OccuLogix, Inc. from 2005 to 2008, and ReVision Optics, Inc. from 2007 to date. Mr. Holmes’ extensive experience as an executive with Bausch & Lomb and his directorships with multiple public optometric companies qualify him as a director of the Company. His self-employment as an attorney and business consultant, in addition to his aforementioned executive and director roles, provide Mr. Holmes the financial qualifications necessary to serve on the Company’s Audit Committee.

•	Gary F. Jonas, age 65, has been a director of the Company since June 2009. Mr. Jonas is a member of the Company’s Corporate Governance and Nominating Committee and a member of the Compensation Committee. Prior to serving as a director he was a consultant to the board since June 2008. He has been CEO of Strategic Planning Advisors since 2002, while serving as a board member and CEO for several companies involved in aesthetic health services. Mr. Jonas was a director and CEO of Medical Body Sculpting Inc., a company which operated two centers offering non-surgical fat removal. A receiver was appointed with respect to the assets of that company in December 2007. He was a co-founder and CEO of 20/20 Laser Centers from 1993 until its sale to the Company in 1997. From 1997 until 2000 he was the Company’s executive vice president for strategic growth. During that period he served on its board of directors and also, on behalf of the Company, he served on the board of LaserSight. He has served on the boards of over a dozen for-profit and non-profit organizations. He is member of the adjunct faculty of the Carey Business School of Johns Hopkins University where he teaches courses in business strategy. Mr. Jonas’ experience in the optometric industry, dating back to 1993 as a co-founder and CEO of 2020 Laser Centers, and his involvement on the boards of multiple organizations qualify him as a director of the Company.

•	Olden C. Lee, age 68, has been a director of the Company since June 2008. Mr. Lee is a member of the Company’s Corporate Governance and Nominating Committee and a member of the Compensation Committee. He currently serves on the board of directors of Starbucks Coffee Company, a specialty coffee company. Mr. Lee is also the Principal of Lee Management Consulting Company, a management consulting company founded by Mr. Lee. Mr. Lee worked with PepsiCo, Inc., a leading global snack and beverage company, for 28 years in a variety of positions, including serving as Senior Vice President of Human Resources of its Taco Bell division and Senior Vice President and Chief Personnel Officer of its KFC division. Mr. Lee retired from PepsiCo in 1998. Mr. Lee also serves on the Executive Committee of the advisory board of the Business School of the University of Arizona. Mr. Lee’s extensive experience as both a board member and executive of large public companies, including Starbucks Coffee Company and PepsiCo, Inc., qualifies him as a director of the Company.

•	Richard L. Lindstrom, M.D., age 62, has been a director of the Company since May 2002 and is the Company’s Chief Medical Officer. Prior to being director of the Company, he was a director of Laser Vision Centers, Inc. (“LaserVision”) since November 1995. Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and is the Founder, Partner and Attending Surgeon of Minnesota Eye Consultants P.A., a provider of eye care services, since 1989. In 1989, Dr. Lindstrom founded the Phillips Eye Institute Center for Teaching & Research, an ophthalmic research and surgical skill education facility. He is past president of the International Society of Refractive Surgery and the American Society of Cataract and Refractive Surgery. Dr. Lindstrom has served as an Associate Director of the Minnesota Lions Eye Bank since 1987. He is a medical advisor for several medical device and pharmaceutical manufacturers and sits on the boards of OccuLogix and Acufocus, Inc. Dr. Lindstrom’s extensive experience as a medical doctor in the field of optometry and his long-standing involvement with the Company, dating back to 1995 as a director of LaserVision, qualify him as a director of the Company.

•	Warren S. Rustand, age 67, has been a director of the Company since October 1997 and currently serves as the Chairman of the Board of Directors. On April 23, 2009, Mr. Rustand joined the newly formed Office of the Chairman of the Company, which reports to the Board of Directors and serves as the Company’s principal executive office. Mr. Rustand is also the Chairman of the Company’s Audit Committee and is a member of the Company’s Corporate Governance and Nominating Committee. Since October 2001, Mr. Rustand has been Managing Partner of SCCapital Partners, a Newport Beach, California investment banking firm and Chairman and Chief Executive Officer of Summit Capital Consulting. He is also the lead outside director of Providence Service Corporation, a public company that provides counselors and mental health providers to government agencies, and is also a director of MedPro Safety Products, Inc., a public company that manufactures medical devices. Mr. Rustand was the Chairman and Chief Executive Officer of Rural/Metro Corporation, a U.S. public company providing ambulance and fire protection services from 1996 to August 1998. Mr. Rustand was a director of LucasVarity, PLC, a multi-billion dollar public company that manufactures aerospace and automobile parts. Mr. Rustand was a director and Chairman of Medical Body Sculpting Inc. A receiver was appointed with respect to the assets of that company in December 2007. Mr. Rustand’s extensive experience with the Company, dating back to his appointment as director in 1997, his executive business experience in investment banking and his experience as director of multiple public companies qualify him as a director of the Company. Mr. Rustand’s investment banking and capital management experience qualify him as a member of the Company’s Audit Committee.

•	Toby S. Wilt, age 65, has been a director of the Company since January 2004. Mr. Wilt is a member of the Audit Committee and is the Chairman of the Company’s Compensation Committee. A Certified Public Accountant (non-practicing), Mr. Wilt is currently the Chairman of privately held Christie Cookie Company, a manufacturer and distributor of baked food products. His past directorships include C&S Sovran, a southeastern bank holding company, Genesco, Inc., a manufacturer and retailer of footwear and apparel, Titan Holdings, an insurance company, and First American Corporation, a regional bank holding company. As recently as 2007, Mr. Wilt was a director of 1st Source Corporation, a financial institution in South Bend, Indiana that provides consumer and commercial banking services and a director of Outback Steakhouse, Inc., a restaurant chain. Mr. Wilt’s experience as a director of multiple companies and his financial background as a CPA qualify him as a director of the Board and a member of the Company’s Audit Committee.
Executive Officers
     The following are brief summaries as of April 29, 2010, of the business experience of each of the Company’s executive officers:
•	James B. Tiffany, age 53, became the Company’s President and Chief Operating Officer in April 2009 and is a member of the Company’s Office of the Chairman. Prior to his promotion as President and Chief Operating Officer, Mr. Tiffany served as President of Sightpath Medical, Inc., a subsidiary of the Company, from August 2003 to April 2009. He served as General Manager of MSS, Inc. from July 2000 to August 2003, and as Vice President of Sales and Marketing of LaserVision from

January 1999 to July 2000. Mr. Tiffany received his undergraduate degree from Arizona State University and a Master of Business Administration Degree from Washington University in St. Louis, Missouri.
•	William J. McManus, age 54, was appointed interim Chief Financial Officer in May 2009 and is a managing director of Conway Del Genio Gries & Co., LLC (CDG), a financial advisory firm. Mr. McManus has more than 20 years of senior financial, operational, and consulting experience in turnaround/restructuring environments. He has served in senior management positions in a variety of industries, such as: Automotive, Media & Publishing, Home Furnishing, Consumer Goods, Packaging, Forest Products, Capital Equipment, and Healthcare. Prior to joining CDG in February 2009, Mr. McManus worked at Horizon Management from 2001 to 2009 as a Managing Director specializing in crisis / interim management. Mr. McManus graduated from Notre Dame where he received a Bachelor of Science in Business Administration degree, with a specialization in Finance.

•	Charles H. Judy, age 40, was appointed Senior Vice President, Shared Services and Secretary in April 2009. Mr. Judy joined the Company in 2007 as Vice President, Human Resources. Prior to joining TLCVision, Mr. Judy was a National Human Resources Director at Deloitte, one of the world’s largest professional services firms with over 120,000 employees. During his thirteen years with the organization, Mr. Judy provided senior human resources and recruiting leadership to a number of large and diverse practices throughout the world. Mr. Judy was also the Vice President, Human Resources for Maverick Technologies LLC, North America’s largest independent control systems integrator and industrial automation consultancy. He is a graduate of Tulane University’s A.B. Freeman School of Business with a Bachelor of Science in Management degree. Mr. Judy is also a CPA (non-practicing) and a certified Senior Professional of Human Resources. Effective April 5, 2010, Mr. Judy resigned as Secretary.

•	James J. Hyland, age 57, joined TLCVision as Vice President, Investor Relations in 2007. Prior to joining TLCVision, Mr. Hyland was VP Investor Relations and Corporate Communications for USF Corp, a $2.4 billion Chicago based transportation holding company. In addition, Mr. Hyland was Senior Vice President Investor Relations for Comdisco, a Rosemont, Illinois based Fortune 500 financial and technology services firm. Mr. Hyland is a graduate of the University of Illinois with a Bachelor of Science in Business Administration degree, with a specialization in Finance.

•	Henry Lynn, age 59, became Chief Information Officer (CIO) of TLCVision in 1998. Mr. Lynn has executive management responsibilities regarding the various information systems utilized throughout the Company. Prior to joining TLCVision, he was employed as the CIO for Beacon Eye, Inc., a laser vision correction company. He holds a Data Processing degree from Glasgow College of Technology, Scotland.

•	Ellen-Jo E. Plass, age 40, became the Company’s Senior Vice President, Center Operations in June 2009. Prior to that, Mrs. Plass served as Vice President of Center Support Services for TLC Laser Eye Centers from January 2006 to June 2009. Through her career with TLCVision she’s served in a number of roles within the organization from National Director, Center Support Services, from 2002 to 2006, to International Director, Training and Development, from 1999 to 2002. Her first role within the Company was in 1995 at a flagship TLC center in Windsor, Ontario, Canada where she was that center’s Executive Director. Mrs. Plass received her Bachelor of Arts, Psychology in 1991 from the University of Windsor and her Post Graduate in 1992 specializing in Gerontology from Algonquin College.

•	James M. Feinstein, age 39, became TLCVision’s Senior Vice President of Sales in April 2009. Prior to that, Mr. Feinstein served as the Company’s Vice President, Western Zone, from 2008 to 2009 and Vice President, North Central Region, from 2004 to 2007. In 2007, he was recognized by the Midwest Organ and Donor Board as one of 30 influential people in ophthalmology. Mr. Feinstein is a graduate of the University of Iowa with a Bachelor of Arts in English.

•	Daniel W. Robins, age 39, joined the Company in December of 1998 first as a Laser Engineer with LaserVision and later holding the positions of Senior Engineer; North East Operations Manager; Manager of Recruitment, Staff Development and Research; Director of Senior Engineering and Research; and National Director of Operations. He moved into his current position as Vice President of Operations in January 2006 where he is responsible for all day-to-day operations of the mobile refractive segment. Mr. Robins began his career in operations and logistics while serving in the United States Army as an Avenger Missile System Technician from 1989 to 1997. He holds an Associate of Applied Science degree in Laser Electro-Optics and is finishing his Bachelor of Arts in Business Management degree at Rasmussen College.

•	Patricia S. Larson, age 50, joined the Company in July 2003 as Associate General Counsel. Prior to that, Ms. Larson was the General Counsel and Executive Vice President - General Manager from 1993 to 2002 of Husky Corporation, a privately held company that designs, manufactures and distributes equipment for the petroleum dispensing industry. Prior thereto, Ms.

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
     As described in Part I, Item 1, Business — Bankruptcy Proceedings, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, the Company and two of its wholly owned subsidiaries are currently subject to bankruptcy proceedings in both the United States and Canada. The forenamed directors and executives officers of the Company served as either directors or executive officers, respectively, as of December 21, 2009, the bankruptcy petitions date.
Chief Restructuring Officer
     Michael F. Gries, age 55, was appointed Chief Restructuring Officer of the Company in April 2009 and is a principal and co-founder of CDG. Mr. Gries is a nationally recognized leader in the restructuring profession with more than 25 years experience advising companies and creditors on complex corporate reorganizations. Since 1984, Mr. Gries has specialized in providing business and financial advice to Boards of Directors, management, investors and other parties in interest in distressed and turnaround situations. Prior to co-founding CDG, Mr. Gries was a Partner and Director of the Northeast Restructuring and Reorganization practice of Ernst & Young LLP, which was at the time one of the largest restructuring practices in the country. Mr. Gries has a Bachelor of Science in Business Administration degree, with specializations in Accounting and Finance, from Northeastern University. He is a Certified Public Accountant (CPA) and a Certified Restructuring and Reorganization Accountant.
Corporate Governance
     We are committed to maintaining high standards of corporate governance and continue to refine our policies and practices in light of regulatory initiatives designed to improve corporate governance. Our corporate governance practices are described below.
      Mandates of the Board of Directors and Management
     The mandate of the board of directors is to supervise the management of our business and affairs and to act with a view to the best interests of the Company. The role of the Board of Directors focuses on governance and stewardship rather than on the responsibility of management to run our day-to-day operations. Its role is to set corporate direction, assign responsibility to management for achievement of that direction, define executive limitations and monitor performance against those objectives and executive limitations.
     Our Board of Directors has developed position descriptions for the Chair of the Board and the chairs of each committee of the Board of Directors. It has also developed a position description for our Chief Executive Officer. Responsibilities of the Chair of the Board include providing overall leadership to the Board of Directors, assuming primary responsibility for the operation and functioning of the Board of Directors, ensuring compliance with the governance policies of the Board of Directors and taking a leadership role in ensuring effective communication and relationships between the Company, shareholders, stakeholders and the general public.
     Responsibilities of the Chief Executive Officer include the development and recommendation of corporate strategies and business and financial plans for approval of the Board of Directors, managing the operations of the business in accordance with the strategic direction set by the Board of Directors, reporting management and performance information to the Board of Directors and developing a list of risk factors and informing the Board of Directors of the mechanisms in place to address those risks.
     When the Chief Executive Officer also holds the position of Chair of the Board, the Board of Directors may elect a non-executive Vice Chair or lead director. The Chair of the Board is currently Mr. Rustand, who has been determined to be independent in accordance with the standards described below.
     On April 23, 2009, we announced the formation of an Office of the Chairman. The Office of the Chairman reports to the Board of Directors and as of April 30, 2010, is comprised of the Chairman of the Board, Mr. Rustand, and our President and Chief Operating Officer, Mr. Tiffany.

The Company has not named a replacement Chief Executive Officer since the departure of James Wachtman on April 23, 2009. Since that date, the Office of the Chairman has performed the duties of the principal executive officer.
     Composition of the Board of Directors
     Our Board of Directors is currently comprised of seven directors, six of whom are independent as defined by applicable Canadian securities laws and under the current listing standards of the NASDAQ. A director will be considered to be independent if he or she has no direct or indirect material relationship with the Company, being a relationship that could, in the view of the Board of Directors, be reasonably expected to interfere with the exercise of the director’s independent judgment. Applicable Canadian securities laws specify circumstances in which directors will be deemed not to be independent, including additional criteria applicable to audit committee members. The Board has determined that Messrs. Holmes, Jonas, Lee, Wilt, Rustand and Dr. DePaolis, are independent and that Dr. Lindstrom is a non-independent director given his relationship with the Company and our subsidiaries. Mr. Wachtman, who served as President and Chief Executive Officer of the Company and as a director until April 23, 2009, was non-independent.
     There were 56 meetings of the Board of Directors, including committee meetings, during the fiscal year ended December 31, 2009. All directors required to attend were present in at least 75% of the meetings. In addition to attending Board and applicable committee meetings, our independent directors meet regularly in executive sessions independent of management and non-independent directors to discuss our business and affairs.
     The Board of Directors takes steps to educate new directors upon their appointment or election to the Board of Directors including a day-long on-site visit to the Company’s corporate headquarters. Each new director receives a binder with up-to-date information on the corporate organization, financial information and copies of key documents, including the Code of Conduct, Insider Trading Policy, and Board and committee mandates and charters. Presentations are made regularly to the Board and committees to educate and keep them informed of changes within the Company and the industry.
     The Corporate Governance and Nominating Committee is responsible for annually assessing the effectiveness of the Board as a whole as well as individual directors. This process includes the circulation of a confidential Board Self-Assessment survey as well as informal discussions. The Survey is summarized and reviewed in depth by the Board.
     All directors are encouraged, but not required, to attend our annual meeting of shareholders. All of our then-current directors attended our last annual and special meeting of the shareholders held on June 19, 2009.
     Board Committees
     Our Board of Directors has established three committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. The charters of each of the committees of our Board are available on the Company’s website at www.tlcv.com. The following is a brief description of each committee and its composition.
     The Audit Committee currently consists of Messrs. Rustand, Holmes and Wilt and Dr. DePaolis, all of whom are independent directors. The Audit Committee is responsible for the engagement, compensation and oversight of our independent auditors and reviews with them the scope and timing of their audit services and any other services they are asked to perform, their report on the accounts of the Company following the completion of the audit and our policies and procedures with respect to internal accounting and financial controls. The Audit Committee reports its findings with respect to such matters to the Board of Directors. During the fiscal year ended December 31, 2009, there were 7 meetings of the Audit Committee. All directors required to attend Audit Committee meetings were present in at least 75% of the meetings. The Audit Committee operates under the Audit Committee Charter adopted by the Board of Directors. See “Audit Committee Report” below.
     During the fiscal year ended December 31, 2009, the Compensation Committee consisted of Messrs. Holmes, Jonas, Lee and Wilt. Mr. Jonas was appointed a member of the Compensation Committee upon his election to the Board of Directors in June 2009. The Compensation Committee operates under a written charter established by our Board of Directors pursuant to which it is responsible for the development of compensation policies and makes recommendations on compensation of executive officers for approval by the Board of Directors. There were 6 meetings of the Compensation Committee relating to the fiscal year ended December 31, 2009. All directors required to attend Compensation Committee meetings were present in at least 75% of the meetings.
     During the fiscal year ended December 31, 2009, the Corporate Governance and Nominating Committee consisted of Messrs. Lee, Jonas, Rustand and Dr. DePaolis, all of whom are independent directors. Mr. Jonas was appointed a member of the Corporate Governance and Nominating Committee upon his election to the Board of Directors in June 2009. The Corporate

Governance and Nominating Committee operates under a written charter established by our Board of Directors pursuant to which it has been charged with responsibility for:
•	developing and monitoring the effectiveness of the Company’s system of corporate governance;

•	establishing procedures for the identification of new nominees to the Board of Directors and leading the candidate selection process;

•	developing and implementing orientation procedures for new directors;

•	assessing the effectiveness of directors, the Board of Directors as a whole and the various committees of the Board of Directors;

•	ensuring appropriate corporate governance and proper delineation of the roles, duties and responsibilities of management, the Board of Directors and its various committees; and

•	assisting the Board of Directors in setting the objectives for our Chief Executive Officer and evaluating his or her performance.
     For purposes of identifying potential candidates to serve on our Board of Directors, the Corporate Governance and Nominating Committee has not established specific minimum age, education, years of business experience or specific types of skills for potential candidates, but in general, expects qualified candidates will have personal and professional integrity, demonstrated ability and judgment and ample business experience. The Corporate Governance and Nominating Committee will review and consider director nominees recommended by shareholders. The Corporate Governance and Nominating Committee intends to evaluate director nominees recommended by shareholders on the same basis as director nominees recommended by management. Nominations for director made by shareholders must be received by the Secretary at least 90 days prior to the anniversary date of our prior year’s management information circular.
     During the fiscal year ended December 31, 2009, there were 4 meetings of the Corporate Governance and Nominating Committee. All directors required to attend Corporate Governance and Nominating Committee meetings were present in at least 75% of the meetings, with the exception of Mr. Lee, who was present at 50% of the meetings.
     Code of Business Conduct and Ethics
     On April 28, 2004, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees and that is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws. A copy of the Code of Business Conduct and Ethics can be found on our website at www.tlcv.com or can be requested free of charge by writing or calling the Company’s Vice President of Investor Relations at 16305 Swingley Ridge Road, Suite 300, Chesterfield, Missouri 63017, (888) 289-5824.
     If a director’s business or personal relationships present a material conflict of interest or the appearance of a conflict of interest, that director is required to refer the matter to the Chair of the Board or Chief Operating Officer for review and presentation to the Board where appropriate. Each matter is reviewed individually on its merits and a decision in one matter has no bearing on another. The Board reviews the Code annually and ensures that it is sent to all employees of the Company on a routine basis. Further, each director is required annually to disclose transactions and holdings that may be, or appear to be, in conflict with the Code of Business Conduct and Ethics.
     Outside Advisors
     We have implemented a system which enables an individual director to engage an outside advisor at our expense in appropriate circumstances. The engagement of an external advisor by an individual director, as well as the terms of the retainer and the fees to be paid to the advisor, are subject to the prior approval of the Corporate Governance Committee.
     Shareholder Communications
     Our Board of Directors places great emphasis on its communications with shareholders. Shareholders receive timely dissemination of information and we have procedures in place to permit and encourage feedback from our shareholders. Our senior officers are available to shareholders and, through our investor relations department, we seek to provide clear and accessible information about the results of our business and its future plans. We have established an investor web site on the Internet through which we make available press releases, financial statements, annual reports, trading information and other information relevant to investors. Our President and Chief Operating Officer may also be contacted directly by investors through the Internet.
     We also have an independent toll-free Workplace Alert Program at 1-888-475-8376 which is available 24 hours a day, seven days a week. Any person may submit a good faith complaint or report a concern regarding accounting or auditing matters related to the Company or our subsidiaries or violations of any of our policies to the Audit Committee through the Workplace Alert Program. Shareholders may also contact our non-management directors by calling the Workplace Alert Program or may contact our Board of Directors or any of its members by writing to our legal department at TLC Vision Corporation, 16305 Swingley Ridge Road, Suite 300, Chesterfield, Missouri 63017 or by email through the Investor Relations page on our website at www.tlcv.com.
     All correspondence directed to a particular director is referred, unopened, to that member. Correspondence not directed to a particular director is referred, unopened, to the Chair of the Board of Directors.

Audit Committee Report
     The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
     The members of the Audit Committee currently are Messrs. Holmes, Rustand and Wilt and Dr. DePaolis. Each member of the Audit Committee is independent and financially literate in the judgment of the Board of Directors. Messrs. Rustand and Wilt have been designated by the Board of Directors as Audit Committee financial experts. The SEC has indicated that the designation as an audit committee financial expert does not make a person an “expert” for any purpose, impose on him or her any duties, obligations or liability that are greater than the duties, obligations or liability imposed on him or her as a member of the Audit Committee and the Board of Directors in the absence of such designation, or affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.
     Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control, and the independent auditors are responsible for auditing those financial statements. The Audit Committee’s primary responsibility is to oversee our financial reporting process on behalf of the Board of Directors and to report the result of its activities to the board, as described in the Audit Committee Charter. The principal recurring duties of the Audit Committee in carrying out its oversight responsibility include reviewing and discussing with management and the independent auditors our quarterly and annual financial statements, evaluating the audit efforts of our independent auditors and evaluating the reasonableness of significant judgments and the clarity of disclosures. The Committee also monitors with management and the independent auditors the adequacy and effectiveness of our accounting and financial controls, as well as the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     The Audit Committee has reviewed and discussed with management of the Company our audited financial statements for the fiscal year ended December 31, 2009. The Audit Committee has also discussed with Ernst & Young LLP, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended and as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has also received from the independent auditors’ written affirmation of their independence as required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence and the Audit Committee has discussed with Ernst & Young LLP the firm’s independence.
     Based upon the review and discussions summarized above, the Audit Committee recommended to the Board of Directors that our audited financial statements as of December 31, 2009 and for the year then ended be included in our annual report on Form 10-K for the year ended December 31, 2009 for filing with the SEC and the Canadian securities regulatory authorities.

Warren S. Rustand	Dr. Michael D. DePaolis	Jay T. Holmes	Toby S. Wilt

Directors and Officers’ Liability Insurance
     We maintain directors’ and officers’ liability insurance. Under this insurance coverage the insurer pays on our behalf for losses for which we indemnify our directors and officers, and on behalf of individual directors and officers for losses arising during the performance of their duties for which we do not indemnify them. The total limit for the policy is $30,000,000 per policy term subject to a deductible of $1,000,000 per occurrence. The total premiums in respect of the directors’ and officers’ liability insurance for the fiscal year ended December 31, 2009 were approximately $448,200. The insurance policy does not distinguish between directors and officers as separate groups.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, requires our directors, certain officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, officers and 10% shareholders are also required by the SEC’s rules to furnish us with copies of all Section 16(a) reports they file. We assist our directors and officers in preparing their Section 16(a) reports.
     Mr. Jonas filed a Form 3 on March 15, 2010, with regards to ownership of 86,858 common shares of the Company that were held in a family trust. Upon Mr. Jonas becoming a director during June 2009, disclosure of such ownership was required. To our knowledge, all other Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2009.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executives
     The following table sets forth all compensation earned during the fiscal years ended December 31, 2009 and 2008 by each person who served as our Principal Executive Officer during the year ended December 31, 2009, by our two other most highly compensated executive officers, and by our two other most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2009, collectively referred to as our Named Executive Officers.
Summary Compensation Table (1)

					Option		All Other
Name and		Salary		Bonus(5)	Awards		Compensation		Total
Principal Position	Year	($)		($)	($)(6)		($)(7)		($)
James B. Tiffany	2009	302,395		—	14,300		7,197		323,892
President and Chief Operating Officer (2)	2008	235,000		—	—		4,737		239,737
James C. Wachtman (3)	2009	138,769		—	17,600		1,021,449		1,177,818
Former Chief Executive Officer and President	2008	440,000		—	—		12,206		452,206
Henry Lynn	2009	224,226	*	—	8,800	*	2,452	*	235,478	*
Chief Information Officer	2008	233,030	*	—	—		2,400	*	235,430	*
James M. Feinstein	2009	205,784		—	—		1,094		206,878
Senior Vice President of Sales	2008	198,462		—	6,000		3,315		207,777
Steven P. Rasche (4)	2009	88,804		—	—		278,925		367,729
Former Chief Financial Officer	2008	238,000		—	—		4,358		242,358
Larry D. Hohl (4)	2009	102,596		—	—		412,511		515,107
Former President of Refractive Services	2008	262,308		30,000	—		513		292,821

*	Denominated in Canadian dollars.

(1)	On April 23, 2009, the Company formed an Office of the Chairman, which reports directly to the Board of Directors and was comprised of: Chairman of the Board, Warren S. Rustand; President and Chief Operating Officer, James B. Tiffany; and Chief Restructuring Officer, Michael F. Gries. The members of the Office of the Chairman have shared the role of Principal Executive Officer. The above Summary Compensation Table only includes Mr. Tiffany. Information regarding compensation earned by Mr. Rustand as a member of the Office of the Chairman is included in Compensation of Directors. Mr. Gries is not compensated directly by the Company as he is employed by CDG, which is currently providing bankruptcy and general consulting services to the Company. Information regarding fees paid to CDG during the year-end December 31, 2009 can be found in Item 13, Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions. As of April 30, 2010, the Office of the Chairman consists only of Messrs. Rustand and Tiffany.

(2)	In 2008, Mr. Tiffany was the President of Sightpath Medical. He was appointed President, Chief Operating Officer and a member of the Company’s Office of the Chairman on April 23, 2009.

(3)	As of April 23, 2009, Mr. Wachtman separated from the Company and resigned from our Board of Directors. Mr. Wachtman’s other compensation includes approximately $1.0 million in severance earned as a result of his separation. As of April 30, 2010, the Company has paid Mr. Wachtman’s severance in full.

(4)	As of May 15, 2009, the Company terminated the employment of Messrs. Rasche and Hohl. As a result of the terminations, Messrs. Rasche and Hohl earned approximately $0.3 million and $0.4 million, respectively, in severance during the year ended December 31, 2009, which is included in other compensation. Payment for the severance earned has not been made as of April 30, 2010 and is subject to the Company’s bankruptcy proceedings.

(5)	There were no bonuses earned during 2009 or 2008 other than the signing bonus of $30,000 earned by Mr. Hohl in 2008.

(6)	Reflects the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with Financial Standards Board’s Accounting Standards Codification Topic 718. Assumptions used in calculating these amounts are included in Note 16 to the Company’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Messrs. Tiffany, Wachtman and Lynn received conditional options during 2008. The conditions for such options were met during June 2009 resulting in the related compensation expense being disclosed during 2009 in the Summary Compensation Table.

(7)	Includes Company matching contributions to the 401(k) plan, long-term disability insurance premiums and auto allowances.
     The Company’s Named Executive Officers did not exercise any stock option awards during the fiscal year ended December 31, 2009. The following table sets forth details of all of the outstanding equity awards of the Named Executive Officers as at the end of the fiscal year ended December 31, 2009:
Outstanding Equity Awards at Fiscal Year-End (1)(5)

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise		Option
		Options	Options	Price		Expiration
Name	Grant Date	(#) Exercisable	(#) Unexercisable	($)		date
James C. Wachtman	May 15, 2002	17,500	—	1.88		January 7, 2008 (3)
	May 15, 2002	142,500	—	3.45		June 15, 2008 (3)
	January 2, 2003	47,500	—	1.16		January 2, 2008 (3)
	December 15, 2003	25,000	—	6.10		December 15, 2008 (3)
	December 13, 2004	33,000	—	10.42		December 13, 2009 (3)
	January 3, 2006 (3)	50,000	—	6.45		January 3, 2011
	December 11, 2006 (4)	50,000	—	4.66		December 11, 2013
	December 28, 2007 (4)	60,000	—	3.04		December 28, 2014
	December 10, 2008 (2,4)	80,000	—	0.20		December 10, 2015
James B. Tiffany	January 2, 2003	20,000	—	1.16		January 2, 2008(3)
	December 15, 2003	18,000	—	6.10		December 15, 2008 (3)
	April 1, 2004	500	—	11.47		March 31, 2009 (3)
	December 13, 2004	27,000	—	10.42		December 13, 2009 (3)
	January 3, 2006	30,000	10,000	6.45		January 3, 2011
	December 11, 2006	30,000	10,000	4.66		December 11, 2013
	December 28, 2007	25,000	25,000	3.04		December 28, 2014
	December 10, 2008 (2)	16,250	48,750	0.20		December 10, 2015
James M. Feinstein	December 15, 2003	7,500	—	6.10		December 15, 2008 (3)
	December 13, 2004	21,000	—	10.42		December 13, 2009 (3)
	January 3, 2006	21,000	7,000	6.45		January 3, 2011
	December 11, 2006	21,000	7,000	4.66		December 11, 2013
	December 28, 2007	25,000	25,000	3.04		December 28, 2014
	December 10, 2008	12,500	37,500	0.20		December 10, 2015
Henry Lynn	January 2, 2003	20,000	—	1.82	*	January 2, 2008 (3)
	April 1, 2003	500	—	1.79	*	April 1, 2008 (3)
	December 15, 2003	10,000	—	7.95	*	December 15, 2008 (3)
	December 13, 2004	21,000	—	12.68	*	December 13, 2009 (3)
	January 3, 2006	18,750	6,250	7.51	*	January 3, 2011
	December 11, 2006	18,750	6,250	5.31	*	December 11, 2013
	December 28, 2007	12,500	12,500	2.98	*	December 28, 2014

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise		Option
		Options	Options	Price		Expiration
Name	Grant Date	(#) Exercisable	(#) Unexercisable	($)		date
	December 10, 2008 (2)	10,000	30,000	0.25	*	December 10, 2015
Steven P. Rasche	July 19, 2004	50,000	—	10.80		July 19, 2009 (3)
	December 13, 2004	30,000	—	10.42		August 13, 2009 (3)
	January 3, 2006	30,000	—	6.45		August 13, 2009 (3)
	December 11, 2006	22,500	—	4.66		August 13, 2009 (3)
	December 28, 2007	12,500	—	3.04		August 13, 2009 (3)

*	Denominated in Canadian dollars.

(1)	On April 23, 2009, the Company formed an Office of the Chairman, which reports directly to the Board of Directors and was comprised of: Chairman of the Board, Warren S. Rustand; President and Chief Operating Officer, James B. Tiffany; and Chief Restructuring Officer, Michael F. Gries. The members of the Office of the Chairman share the role of Principal Executive Officer. The above table of Outstanding Equity Awards at Fiscal Year-End only includes Mr. Tiffany. Information regarding equity awards owned by Mr. Rustand as a member of the Office of the Chairman is included in Compensation of Directors. Mr. Gries has not been awarded equity compensation awards from the Company. As of April 30, 2010, the Office of the Chairman consists only of Messrs. Rustand and Tiffany.

(2)	Options were conditional on either (a) shareholders authorizing an increase in the shares reserved for issuance under our Existing Option Plan or (b) the number of shares reserved for issuance under our Existing Option Plan being increased by termination of unexercised options, sufficient to cover all options granted on December 10, 2008. Effective June 9, 2009, the number of shares reserved for issuance under the Existing Option Plan was sufficient to cover all options granted on December 10, 2008.

(3)	Named Executive Officer under trading blackout since option expiration date. In order to avoid forfeiture, Named Executive Officer has 10 days to exercise options upon removal of blackout. Trading blackout was lifted effective March 4, 2010.

(4)	Mr. Wachtman resigned as Chief Executive Officer and as a member for the Board of Directors effective April 23, 2009. Under his employment contract, all unvested options vested and became exercisable upon his resignation.

(5)	As of December 31, 2009, Mr. Hohl had no outstanding equity awards.
Employment Contracts
     The Compensation Committee reviews and approves every employment agreement entered into with our senior executives. We have entered into employment agreements with Messrs. Tiffany, Lynn and Feinstein. The agreements provide each Named Executive Officer with what the Compensation Committee believes to be a suitable base salary and target maximum bonus. We had employment agreements with Messrs. Wachtman, Rasche and Hohl. The terms of the severance with these individuals are governed by those employment agreements.
      James B. Tiffany
     We entered into an employment agreement with James B. Tiffany effective November 1, 2005, providing for his employment as our President, Sightpath Medical. The term of the agreement is one year commencing on November 1, 2005 and shall continue until terminated pursuant to the terms of the agreement. The base annual salary was initially set at $220,667. Mr. Tiffany is also entitled to receive options under our stock option plan. Mr. Tiffany’s compensation also includes an annual bonus of up to 50% of his annual salary based on his personal performance and the financial performance of the Company as a whole.
     Mr. Tiffany’s employment may be terminated for just cause, as defined in his employment agreement. If terminated for other than just cause, Mr. Tiffany will be entitled to receive 12 months’ base salary. The agreement contains change of control provisions that provide that Mr. Tiffany would be entitled to 12 months’ base salary, payable in monthly installments, if his employment is terminated following a change of control as a result of the Company taking actions which would materially and adversely affect his duties under the employment agreement.
     Mr. Tiffany’s agreement also contains non-competition and non-solicitation covenants which run for a minimum of one year following his employment and prohibit Mr. Tiffany from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or which competes with us. The agreement also prohibits him from employing any of our employees or soliciting any of our patients during the same time period. Additionally, the agreement contains confidentiality covenants preventing Mr. Tiffany from disclosing confidential or proprietary information relating to the Company at any time during or after his employment.
     On June 4, 2009, we entered into an amended employment agreement with Mr. Tiffany, which named him President and Chief Operating Officer, adjusted his annual salary to $350,000 and provided an automobile allowance of $700 per month. No other material terms of Mr. Tiffany’s original employment agreement were modified. As of December 31, 2009, Mr. Tiffany is temporarily earning approximately 7% less than his agreed upon annual salary in an effort to reduce costs during the Company’s restructuring period.

      James C. Wachtman
     In connection with our merger with LaserVision in 2002, we entered into an employment contract with Mr. James C. Wachtman providing for his employment as our President and Chief Operating Officer. The term of the agreement was two years commencing on May 15, 2002 with automatic two-year renewals unless otherwise terminated by the parties. The base annual salary under the agreement was, effective January 1, 2003, $340,000, with minimum annual increases equal to the increase of the U.S. Consumer Price Index (“CPI”). Effective August 2004, the base annual salary was set at $375,000 to reflect his employment as our President and Chief Executive Officer. Following the completion of the compensation review by Towers Perrin, which determined that his compensation was well below the median of compensation for chief executive officers of comparable companies, Mr. Wachtman’s annual salary for 2008 was set at $440,000 in October 2007. Mr. Wachtman’s annual salary for 2009 was to be unchanged from the prior year.
     Mr. Wachtman’s compensation also included, effective January 1, 2004, an annual bonus of up to 80% of his salary upon the attainment of specified performance goals. Mr. Wachtman’s bonus was based, in part, on the Company’s achieving certain levels of budgeted sales and earnings. These financial targets were the basis for 80% of Mr. Wachtman’s bonus and the remaining 20% was at the discretion of the Board of Directors. If the Company only achieved 80% of the budgeted financial target, Mr. Wachtman was entitled to a partial bonus with respect to such target. Effective August 2004, he became entitled to an annual bonus of up to 100% of his salary. Financial targets were the basis of 85% of his bonus and the remaining 15% was at the discretion of the Board of Directors.
     The agreement provided for severance payments equal to two times Mr. Wachtman’s annual base salary plus bonus in the event of Mr. Wachtman’s death, termination of his employment without cause or Mr. Wachtman’s resignation for specified reasons. Among these reasons, Mr. Wachtman could terminate his employment with us upon at least 90 days’ written notice in the event of a material adverse change in his job responsibilities following a change of control of the Company. If Mr. Wachtman’s employment was terminated by us without cause after expiration of the initial two-year term of the agreement, he would be entitled to receive a severance payment equal to the greater of: (i) two times his annual base salary plus bonus, or (ii) an amount calculated by reference to the longest time period to be used for purposes of calculating severance that Elias Vamvakas, as Chief Executive Officer of the Company, was entitled to receive at any time during the term of the agreement. Additionally, the agreement provided for termination upon payment of six months salary and bonus in the event of disability.
     Mr. Wachtman’s agreement also contained non-competition and non-solicitation covenants in the event of Mr. Wachtman’s resignation or termination with cause that run for a minimum of one year following his employment and prohibit Mr. Wachtman from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or that competes with us. The agreement also prohibited him from employing any of our employees or soliciting any of our patients during the same time period. Additionally, the agreement contained confidentiality covenants preventing Mr. Wachtman from disclosing confidential or proprietary information relating to the Company at any time during or after his employment.
     On April 23, 2009, the Company announced that Mr. Wachtman resigned as Chief Executive Officer and as a member of the Board of Directors of the Company, effective immediately. During June 2009, Mr. Wachtman entered a separation and release agreement with the Company that included severance of $1,013,000 and reimbursement of health benefits for a period not to exceed 24 months subsequent to his termination date.
      James M. Feinstein
     We entered into an employment agreement with James Feinstein on December 5, 2007, providing for his employment as Regional Vice President. The term of the agreement is indefinite commencing on December 1, 2007 unless otherwise terminated by the parties. The base annual salary was initially set at $200,000. Mr. Feinstein is also entitled to receive options under our stock option plan. Mr. Feinstein’s compensation also included an annual bonus of up to 50% of his annual salary based on his personal performance and the financial performance of the Company as a whole.
     Mr. Feinstein’s employment may be terminated for just cause, as defined in the agreement. If terminated for other than just cause, Mr. Feinstein will be entitled to receive 12 months’ base salary. Mr. Feinstein is entitled to voluntarily terminate his employment within 12 months following a change of control for good reason, as defined in the agreement, and receive an amount equal to his annual salary.
     Mr. Feinstein’s agreement also contains non-competition and non-solicitation covenants that run for a minimum of one year following his employment and prohibit Mr. Feinstein from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or that competes with us. The agreement also prohibits him from employing any of our employees or soliciting any of our patients during the same time period. Additionally, the agreement contains confidentiality covenants preventing Mr. Feinstein from disclosing confidential or proprietary information relating to the Company at any time during or after his employment.
     On June 19, 2009, we entered into an amended employment agreement with Mr. Feinstein, which named him Senior Vice President, Sales, adjusted his annual salary to $220,000 and increased his annual bonus eligibility to up to 60% of his annual salary based on his personal performance and the financial performance of the Company as a whole. No other material terms of Mr. Feinstein’s original employment agreement were modified. As of December 31, 2009, Mr. Feinstein is temporarily earning approximately 7% less than his agreed upon annual salary in an effort to reduce costs during the Company’s restructuring period.
      Henry Lynn
     We entered into an employment agreement with Henry Lynn during September 1999, providing for his employment as our Executive Vice President, Information Systems. The term of the agreement is indefinite commencing on February 23, 1998 unless otherwise terminated by the parties. The base annual salary was initially set at Cdn$168,000. Mr. Lynn is also entitled to receive options under our stock option plan. Mr. Lynn’s compensation also includes an annual bonus of up to 20% of his annual salary based on his personal performance and the financial performance of the Company as a whole. Mr. Lynn’s annual salary for 2009 was set at Cdn$232,250 in February 2008. As of December 31, 2009, Mr. Lynn is temporarily earning approximately 7% less than his agreed upon annual salary in an effort to reduce costs during the Company’s restructuring period.
     Mr. Lynn’s employment may be terminated for just cause, as defined in the agreement. If terminated for other than just cause, Mr. Lynn will be entitled to receive 18 months’ base salary plus 5% of his base salary in lieu of continued benefit coverage. The agreement contains change of control provisions that provide that Mr. Lynn would be entitled to two times base salary, plus 10% of his base salary in lieu of continued benefit coverage, if his employment is terminated within 24 months following a change of control without just cause or as a result of the Company taking actions that would materially and adversely affect his duties under the employment agreement. Mr. Lynn is entitled to voluntarily terminate his employment within six months following a change of control for any reason other than good reason, disability, death, retirement or termination by the Company for just cause, and receive an amount equal to his annual salary.
     Mr. Lynn’s agreement also contains non-competition and non-solicitation covenants that run for a minimum of one year following his employment and prohibit Mr. Lynn from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or that competes with us. The agreement also prohibits him from employing any of our employees or soliciting any of our patients during the same time period. Additionally, the agreement contains confidentiality covenants preventing Mr. Lynn from disclosing confidential or proprietary information relating to the Company at any time during or after his employment.
      Steven P. Rasche
     We entered into an employment agreement with Steven P. Rasche on July 1, 2004, providing for his employment as our Chief Financial Officer. The term of the agreement was two years commencing on July 14, 2004 with automatic one-year renewals unless otherwise terminated by the parties. The base annual salary was initially set at $210,000. Mr. Rasche was also entitled to receive options under our stock option plan. Mr. Rasche’s compensation also included an annual bonus of up to 50% of his annual salary based on his personal performance and the financial performance of the Company as a whole. Mr. Rasche’s annual salary for 2008 was set at $238,000 in October 2007. Mr. Rasche’s annual salary for 2009 remained unchanged from the prior year.
     Mr. Rasche’s employment could be terminated for just cause, as defined in the agreement. If terminated for other than just cause, Mr. Rasche would be entitled to receive 12 months’ base salary plus an additional month of salary for each year worked following the second anniversary of the effective date of the agreement to a maximum of six additional months of salary.
     Mr. Rasche’s agreement also contains non-competition and non-solicitation covenants which run for a minimum of one year following his employment and prohibit Mr. Rasche from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or which competes with us. The agreement also prohibits him from employing any of our employees or soliciting any of our patients during the same time period. Additionally, the agreement contains confidentiality covenants preventing Mr. Rasche from disclosing confidential or proprietary information relating to the Company at any time during or after his employment.
     On May 15, 2009, the Company terminated the employment of Mr. Rasche, effective immediately. On May 28, 2009, Mr. Rasche entered a separation and release agreement with the Company that included a provision for severance of $277,666.

      Larry D. Hohl
     We entered into an employment agreement with Larry D. Hohl effective January 14, 2008, providing for his employment as our President of Refractive Centers. The term of the agreement commenced January 14, 2008 and continued until terminated pursuant to the terms of the agreement. The base annual salary was initially set at $275,000. Mr. Hohl was also entitled to receive options under our stock option plan. Mr. Hohl’s compensation also includes an annual bonus of up to 50% of his annual salary based on his personal performance and the financial performance of the Company as a whole. Mr. Hohl’s annual salary for 2009 remained unchanged from the prior year.
     Mr. Hohl’s employment could be terminated for just cause, as defined in the agreement. If terminated for other than just cause, Mr. Hohl was entitled to receive 18 months’ base salary.
     Mr. Hohl’s agreement also contains non-competition and non-solicitation covenants which run for a minimum of one year following his employment and prohibit Mr. Hohl from engaging in or having a financial interest in, or permitting the use of his name by, an entity engaged in the refractive laser corrective surgery business or which competes with us. The agreement also prohibits him from employing any of our employees or soliciting any of our patients during the same time period. Additionally, the agreement contains confidentiality covenants preventing Mr. Hohl from disclosing confidential or proprietary information relating to the Company at any time during or after his employment.
     On May 15, 2009, the Company terminated the employment of Mr. Hohl, effectively immediately. Subsequent to his termination, Mr. Hohl entered a separation and release agreement with the Company that included a provision for severance of $412,500.
Compensation of Directors
     The following table sets forth the compensation of our non-executive directors during the financial year ended December 31, 2009:
Non-Executive Director Compensation (3)

	Fees Earned
	or Paid	Option
	in Cash	Awards(1)(2)	Total
Name	($)	($)	($)
Michael D. DePaolis, O.D	$60,760	$3,150	$63,910
Jay T. Holmes	$57,028	$1,575	$58,603
Gary F. Jonas(4)	$55,595	$—	$55,595
Olden C. Lee	$46,430	$1,575	$48,005
Richard L. Lindstrom, M.D.	$15,863	$3,150	$19,013
Toby S. Wilt	$56,860	$1,500	$58,360

(1)	As of December 31, 2009, members of the board of directors had the following aggregate number of options outstanding: Dr. DePaolis, 50,000; Mr. Holmes, 15,000, Mr. Jonas, 15,000, Mr. Lee, 15,000, Dr. Lindstrom, 259,500 (includes options granted to Dr. Lindstrom in his capacity as medical director); Mr. Rustand, 75,000; and Mr. Wilt, 60,000.

(2)	The value of the option awards includes conditional options granted during 2008 described in further detail below. The conditions of such options were met during June 2009.

(3)	See information below regarding the compensation of Warren Rustand as Chairman of the Board.

(4)	Fees earned by Mr. Jonas are inclusive of fees earned as a consultant to the Board prior to his June 2009 appointment as director.
     The Company’s directors’ meeting fee schedule for non-executive directors is as follows:

	January 1, 2009	June 19, 2009
	June 18, 2009	December 31, 2009
Fee Type	($)	($)
Board meeting
Attended in person (per meeting)	$2,500	$2,375
Attended via phone (per meeting)	$500	$467
Committee meetings
Attended in person (per meeting)	$1,000	$950
Attended via phone (per meeting)	$500	$467

     Directors were also paid an annual retainer fee of $23,325 during 2009, however, the non-executive Chairman of the Board did not receive an annual retainer but instead earned additional fees in recognition of his increased responsibilities, including his position in the Office of the Chairman. In addition, Dr. Lindstrom did not earn the annual retainer fee of $23,325. The chair of each of the Compensation and Corporate Governance and Nominating Committees also received an annual retainer fee of $4,665 and the chair of the Audit Committee received an annual fee of $7,464. Directors are also compensated for special assignments and strategic studies if applicable. Non-executive directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors.
     In addition, outside directors are also entitled to receive options to acquire common shares under our stock option plan. The Company granted conditional options to acquire common shares to all non-executive board members in December 2008. The conditional option awards to each of our non-executive directors were conditional on either (1) shareholders authorizing an increase in the shares reserved for issuance under our Existing Option Plan or (2) the number of shares reserved for issuance under our Existing Option Plan being increased by termination of unexercised options, sufficient to cover all options granted on December 10, 2008. However, in the event that either condition was met, such option grants have an exercise price of $0.20, vest immediately and expire on December 10, 2015. Conditional options granted were as follows: Mr. Rustand, 20,000; Dr. Lindstrom, 15,000; Mr. Wilt, 15,000; Mr. DePaolis, 15,000; Mr. Holmes, 7,500; and Mr. Lee, 7,500. Effective June 9, 2009, the number of shares reserved for issuance under the Existing Option Plan was sufficient to cover all options granted on December 10, 2008.
     Mr. Warren Rustand was appointed a member of the Office of the Chairman during 2009. This newly formed office performs various duties in the absence of a Chief Executive Officer. The Office of the Chairman is currently shared between Mr. Rustand and Mr. Tiffany. In recognition of his increased responsibilities, including as a member of the Office of the Chairman, Mr. Rustand earned approximately $243,745 in fees and $4,200 in option awards in 2009. As of December 31, 2009, Mr. Rustand holds 75,000 options, which are fully vested, to acquire common shares under our stock option plan.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as at April 29, 2010, the number of our common share beneficially owned by each of our directors and Named Executive Officers, our directors and executive officers as a group, and each person who, to the knowledge of our directors or officers, beneficially owns, directly or indirectly, or exercises control or direction over common shares carrying more than 5% of the voting rights attached to all our outstanding common shares.

Directors, Nominee Directors,	Shares	Percentage of
Named Executive Officers and	Beneficially	Common Shares
5% Shareholders	Owned	Beneficially Owned
Highland Capital	8,213,508	16.2%
Galloway Group	3,064,378	6.0%
James C. Wachtman	240,000	*
Richard L Lindstrom, M.D.	165,750	*
James B. Tiffany	136,865	*
James M. Feinstein	88,587	*
Henry Lynn	69,750	*
Warren S. Rustand	55,180	*
Toby S. Wilt	50,000	*
Michael D. DePaolis, O.D	50,000	*
Gary P. Jonas	15,000	*
Jay T. Holmes	15,000	*
Olden C. Lee	15,000	*
Steven P. Rasche	—	*
Larry D. Hohl	—	*
All directors, management nominees for director and executive officers as a group (20 persons)	1,139,839	2.3%

*	Less than one percent.
     Under the rules of the SEC, common shares which an individual or group has a right to acquire within 60 days by exercising options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of that individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
     “Highland Capital” refers to Highland Capital Management, L.P. The share information for Highland Capital is based on a report on Form 13F, filed with the SEC on February 12, 2010. This report indicates that Highland Capital Management, L.P. has sole voting and dispositive power with respect to all common shares owned. The principal address of Highland Capital Management, L.P. is Two Galleria Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240. James D. Dondero, the President of Highland Distressed Opportunities Fund, Inc. and the President and a director of Strand Advisors, Inc. (the general partner of Highland Capital), may be deemed to beneficially own shares owned and/or held by and/or for the account of and/or for the benefit of Highland Capital.
     “Galloway Group” refers to multiple institutional and individual investors that filed a joint Schedule 13D/A, dated February 23, 2010, with the SEC. Members of the Galloway Group include Strategic Turnaround Equity Partners, L.P., a Cayman Islands limited partnership, Galloway Capital Management LLC, a Delaware limited liability company, Trinad Capital Master Fund Ltd., a Cayman Islands corporation, Trinad Management, LLC, a Delaware limited liability company, Rober Ellin, Bruce Galloway, Gary Herman, Larry Hopfenspirger, The Red Oak Fund, LP, a Delaware limited partnership, Pinnacle Fund, LLLP, a Colorado limited liability limited partnership, Pinnacle Partners, LLC, a Colorado limited liability company, Red Oak Partners, LLC, a New York limited liability company and David Sandberg. The beneficial ownership in the Company’s common shares by the Galloway Group exceeds 5% in the aggregate, however no single institutional or individual investor from the Galloway Group beneficially owns more than 5% of the Company’s common shares. For additional information regarding the Galloway Group, refer to the Schedule 13D/A, dated February 23, 2010, filed with the SEC on February 24, 2010.
     Mr. Wachtman beneficially owns 240,000 common shares, all of which are stock options with a right to exercise within 60 days of April 30, 2010.
     Mr. Tiffany beneficially owns approximately 9,600 common shares in his individual 401(k) plan and 16,000 common shares in the employee share purchase plan.
     Unless otherwise disclosed, the shareholders named in the table have sole voting power and sole investment power with respect to all shares beneficially owned by them.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2009, regarding compensation plans under which equity securities of TLCVision are authorized for issuance (shares in thousands).

Number of
securities
remaining available
	Number of		for future
	securities to be		issuances under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,426	$3.61 (1)	649
Equity compensation plans not approved by security holders.	—	—	—

Total	4,426	$3.61 (1)	649

(1)	Represents the weighted-average exercise price of outstanding options, warrants and rights denominated in U.S. dollars. The weighted-average exercise price of outstanding options, warrants and rights denominated in Canadian dollars was Cdn$3.79.
Changes in Control
     On December 21, 2009, (Petitions Date) the Company and two of its wholly owned subsidiaries, TLC Vision (USA) Corporation and TLC Management Services, Inc., filed the Chapter 11 Petitions in the U.S. Court. The Chapter 11 cases are being jointly administered under the caption In re TLC Vision (USA) Corporation, et al., Case No. 09-14473. On the same day, the Company also filed the Canadian Petition under the CCAA in the Canadian Court. On December 23, 2009, the Canadian Court recognized the

Company’s Chapter 11 case as a “foreign main proceeding” and granted the Company certain other relief. No other operations of the Company, its affiliates or subsidiaries were involved in the filings. See Part I, Item 1, Business — Bankruptcy Proceedings, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 for additional information.
     The outcome of the bankruptcy proceedings can not be predicted at this time, however, upon confirmation of a plan of reorganization the Company anticipates that a change of control may take place subsequent to the filing of this Annual Report on Form 10-K/A.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review and Approval of Related Party Transactions
     Our General Counsel is primarily responsible for reviewing all relationships and transactions in which the Company, on the one hand, and its significant shareholders or the Company’s directors and executive officers, or members of their respective immediate families, on the other hand, are participants and for assessing whether any of such persons has a direct or indirect material interest. Our General Counsel is also primarily responsible for developing and implementing processes to obtain information relevant to such review from the Company’s significant shareholders and its directors and executive officers. Transactions that are determined to necessitate disclosure pursuant to the SEC’s rules or the rules of the Canadian provincial securities regulatory authorities are disclosed in our proxy statement and are brought to the board of directors for pre-approval or ratification, as the case may be. The Company is also subject to the requirements of Multilateral Instrument 61-101 — Protection of Minority Security Holders in Special Transactions of the Ontario and Quebec securities regulatory authorities which imposes certain procedural and other approval requirements on certain related party transactions. Any director who has a material interest in such a transaction (or whose family member has such a material interest) will declare his or her interest and will recuse himself or herself from any decision of the board of directors in connection with such matter.
     Effective May 15, 2009, the Company terminated the employment of its General Counsel, Brian L. Andrew, and has been operating without a General Counsel since that date. Mr. Andrew’s legal responsibilities as General Counsel have been assumed by the Company’s in-house attorneys and external counsel.
Related Party Transactions
     Michael Gries, a principal of Conway, Del Genio, Gries & Co. LLC (CDG), a financial advisory firm based in New York, NY, accepted the position of Chief Restructuring Officer effective April 23, 2009. William McManus, the Company’s Interim Chief Financial Officer since May 2009, is also an employee of CDG in the capacity of managing director. The Company has retained CDG to provide consulting services relating to the Company’s ongoing bankruptcy proceedings and restructuring efforts, which include cost saving initiatives and Credit Facility negotiations. During the year ended December 31, 2009, the Company incurred approximately $2.2 million in professional fees from CDG.
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
     In 2008, Dr. Lindstrom also earned a total of $85,000 and 105,000 options in compensation from us in his capacity as the medical director of the Company, member of the Company’s Clinical Advisory Group, and as a consultant to Sightpath Medical, a cataract services provider and wholly owned subsidiary of the Company. In 2009, Dr. Lindstrom agreed to forego his compensation, on a temporary basis, as medical director in an effort to assist the Company in its liquidity efforts.
     Highland Capital or its affiliates holds debt in the Company, including senior debt, and was also a lender pursuant to the Company’s $15 million Senior Secured Super Priority Debtor in Possession Credit Agreement dated as of December 23, 2009. Highland Capital was also a party to a plan support agreement dated December 21, 2009 entered into by the Company and two of its wholly-owned subsidiaries with certain of the Company’s senior secured lenders in connection with the Company’s bankruptcy proceedings in Canada and the United States.
     None of our principal shareholders, senior officers or directors, or any of their associates or subsidiaries, has any other interest in any other transaction since January 1, 2009 or any other proposed transaction that has materially affected or would materially affect the Company or its subsidiaries.
Indebtedness of Directors and Officers
     No officer, director or employee, or former officer, director or employee, of us or any of our subsidiaries, or associate of any such officer, director or employee is currently or has been indebted (other than routine indebtedness of employees and non-executive officers) at any time since January 1, 2009 to the Company or any of our subsidiaries.

Director Independence
     Refer to Item 10, Directors, Executive Officers and Corporate Governance, for information regarding director independence.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Billed by External Auditors
     Ernst & Young LLP billed us for the following fees in the past two fiscal years:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Fees for Audit Services	$942,000	$1,228,000
Fees for Audit-related Services	$—	$—
Fees for Tax Services	$13,150	$11,329
All Other Fees	$—	$—
     Audit fees for the financial years ended December 31, 2009 and 2008 were for professional services rendered for the audits of our consolidated financial statements, quarterly reviews of the consolidated financial statements included in our quarterly filings and consents. Fees for tax services relate to preparation of the Company’s Canadian tax returns. We do not have any other services provided by Ernst & Young LLP other than those stated above.
Pre-Approval Policies and Procedures
     All 2009 fees were approved in advance by the Audit Committee. All audit and non-audit services to be provided by Ernst & Young LLP are and will be pre-approved by the Audit Committee.
     Of the fees reported, none of the fees billed by Ernst & Young LLP were approved by the Audit Committee of our board of directors pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. The Audit Committee has concluded that the foregoing non-audit services did not adversely impact the independence of Ernst & Young LLP.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the Original Filing of our Annual Report on March 31, 2010.
     (a)(2) No financial statement schedules are filed with this Annual Report on Form 10-K/A. These items were included as part of the Original Filing of our Annual Report on March 31, 2010.
     (a)(3) See Exhibit Index.
     (b) See Exhibit Index and exhibits filed herewith.
     (c) None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By	/s/ JAMES B. TIFFANY
James B. Tiffany, President and
Chief Operating Officer

     April 30, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATED
/s/ JAMES B. TIFFANY	President and Chief Operating Officer	April 30, 2010

James. B. Tiffany

/s/ WILLIAM J. MCMANUS	Interim Chief Financial Officer	April 30, 2010

William J. McManus

/s/ WARREN S. RUSTAND	Chairman of the Board of Directors and Director	April 30, 2010

Warren S. Rustand

/s/ RICHARD L. LINDSTROM, M.D.	Director	April 30, 2010

Richard L. Lindstrom, M.D.

/s/ TOBY S. WILT	Director	April 30, 2010

Toby S. Wilt

/s/ MICHAEL D. DEPAOLIS, O.D.	Director	April 30, 2010

Michael D. DePaolis, O.D.

/s/ JAY T. HOLMES	Director	April 30, 2010

Jay T. Holmes

/s/ OLDEN C. LEE	Director	April 30, 2010

Olden C. Lee

/s/ GARY F. JONAS	Director	April 30, 2010

Gary F. Jonas

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the Commission on August 28, 1998)

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s 10-K filed with the Commission on August 29, 2000)

3.3	Articles of Continuance (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

3.4	Articles of Amendment (incorporated by reference to Exhibit 4.2 to the Company’s Post Effective Amendment No. 1 on Form S-8 to the Company’s Registration Statement on Form S-4 filed with the Commission on May 14, 2002 (file no. 333-71532))

3.5	By-Laws of the Company (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4/A filed with the Commission on March 1, 2002 (file no. 333-71532))

4.1	Shareholder Rights Plan Agreement dated March 4, 2005, as amended as of June 16, 2005, between the Company and CIBC Mellon Trust Company (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed with the Commission on June 20, 2005 (file no. 000-29302))

10.1*	TLC Vision Corporation Amended and Restated Share Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 23, 2004 (file no. 333-116769))

10.2*	TLC Corporation 2004 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 23, 2004 (file no. 333-116769))

10.3	Amended and Restated Master Capital Lease Agreement with Advanced Medical Optics (“IntraLase Corp”), portions of which omitted pursuant to a request for confidential treatment filed separately with the Commission, dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the three and nine months ended September 30, 2008)

10.4*	Consulting Agreement with Richard L. Lindstrom, M.D. dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for the three and nine months ended September 30, 2008)

10.5	Agreement and Plan of Merger By and Among TruVision, Inc. and TLC Wildcard Corp. and TLC Vision Corporation and TLC Vision (USA) Corporation and Lindsay T. Atwood dated as of October 27, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s 10-Q for the three and nine months ended September 30, 2005).

10.6	Amended and Restated Credit Agreement By and Among TLC Vision Corporation, TLC Vision (USA) Corporation, CIT Capital Securities, LLC, CIT Healthcare, LLC and Lenders dated as of June 21, 2007 (incorporated by reference to Exhibit 12.(B) to the Company’s Schedule TO-I/A filed June 22, 2007)

10.7	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 21, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K for the year ended December 31, 2007)

10.8	Limited Waiver and Amendment No. 2 to Credit Agreement dated as of March 31, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009).

10.9	Limited Waiver, Consent and Amendment No. 3 to Credit Agreement dated as of June 5, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2009).

10.10	Limited Waiver, Consent and Amendment No. 4 to Credit Agreement dated as of June 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.11	Amendment to Limited Waiver and Amendment No. 4 to Credit Agreement and Amendment No. 5 to Credit Agreement dated September 8, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2009.)

10.12	Limited Waiver dated September 30, 2009 (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009.)

EXHIBIT
NO.	DESCRIPTION
10.13	Amendment No. 2, entered August 10, 2009, to Agreement and Plan of Merger, dated as of October 27, 2005, by and among TruVision, Inc., TLC Wildcard Corp., TLC Vision Corporation, TLC Vision (USA) Corporation and Lindsay T. Atwood (incorporated by reference to Exhibit 10.4 to the Company’s 10-Q for the three and six months ended June 30, 2009).

10.14	Limited Forbearance and Third Amendment to Transfer Rights Agreement, entered August 20, 2009, by and among Michael Aronsky, M.D., Carol Hoffman, M.D., George Pronesti, M.D., and Anthony Zacchei, M.D. (collectively “Kremer Minority Holders”), TLC Vision (USA) Corporation, DelVal ASC, LLC, and TLC Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the three and nine months ended September 30, 2009).

10.15*	Engagement Letter of Conway, Del Genio, Gries & Co., LLC by TLC Vision Corporation, dated as of February 16, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for the three and nine months ended September 30, 2009).

10.16*	Addendum to the Engagement Letter of Conway, Del Genio, Gries & Co., LLC by TLC Vision Corporation, dated April 23, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q for the three and nine months ended September 30, 2009).

10.17	Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of December 23, 2009 among TLC Vision (USA) Corporation, TLC Vision Corporation, TLC Management Services Inc., Cantor Fitzgerald Securities and lenders (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2009).

10.18	Plan Sponsor Agreement dated February 3, 2010 by and among TLC Vision Corporation, TLC Vision (USA) Corporation, TLC Management Services, Inc., Thriller Acquisition Corp. and Thriller Canada Acquisition Corp (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 2, 2010).

10.19	Amendment to the Plan Sponsor Agreement dated February 3, 2010 by and among TLC Vision Corporation, TLC Vision (USA) Corporation, TLC Management Services, Inc., Thriller Acquisition Corp. and Thriller Canada Acquisition Corp (incorporated by reference from TLC Vision Corporation’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 12, 2010).

10.20	Fourth Amended Joint Chapter 11 Plan of Reorganization dated as of March 24, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2009).

10.21*	Employment Agreement with James B. Tiffany dated November 1, 2005.

10.22*	Amendment to Employment Agreement with James B. Tiffany dated June 4, 2009.

10.23*	Employment Agreement with James Feinstein dated December 5, 2007.

10.24*	Amendment to Employment Agreement with James Feinstein dated June 19, 2009.

10.25*	Employment Agreement with Henry Lynn dated September, 1999.

21	List of the Company’s Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Company’s Form 10-K for the year ended December 31, 2009).

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	President and Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	President and Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-K for the year ended December 31, 2009).

32.3	Chief Restructuring Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-K for the year ended December 31, 2009).

EXHIBIT
NO.	DESCRIPTION
32.4	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350 (incorporated by reference to Exhibit 32.3 to the Company’s Form 10-K for the year ended December 31, 2009).

99.1	Board Mandate and Division of Responsibilities Between the Board of Directors & Management

99.2	TLC Vision Corporation Audit Committee Charter

*	Denotes management contract or compensatory plan or arrangement.