Form 10-Q
period 2010-03-31
TLC VISION CORP
filed 2010-05-17
CIK 1010610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number: 0-29302

TLC VISION CORPORATION
(Exact name of registrant as specified in its charter)
(Debtor-In-Possession as of December 21, 2009)

NEW BRUNSWICK, CANADA	980151150
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16305 SWINGLEY RIDGE ROAD, SUITE 300
CHESTERFIELD, MO	63017
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b(2) of the Exchange Act). ☐ Yes    ☑ No
     As of May 14, 2010 there were 50,565,219 of the registrant’s Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
TLC VISION CORPORATION
(DEBTOR-IN-POSSESION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Revenues:
Refractive centers	$33,012	$36,000
Doctor services	21,739	23,556
Eye care	6,641	9,866

Total revenues	61,392	69,422

Cost of revenues (excluding amortization expense shown below):
Refractive centers	22,272	26,035
Doctor services	15,793	18,334
Eye care	3,366	4,772

Total cost of revenues (excluding amortization expense shown below)	41,431	49,141

Gross profit	19,961	20,281

General and administrative	5,548	5,936
Marketing and sales	4,197	6,828
Amortization of intangibles	573	583
Other (income) expense, net	(144)	2,518

	10,174	15,865

Operating income	9,787	4,416

Interest income	9	134
Interest expense	(4,400)	(3,101)
Earnings from equity investments	67	350

Income before reorganization items and income taxes	5,463	1,799
Reorganization items, net	(7,419)	—

(Loss) income before income tax expense	(1,956)	1,799
Income tax expense	(300)	(210)

Net (loss) income	(2,256)	1,589
Less: Net income attributable to noncontrolling interest	2,168	2,913

Net loss attributable to TLC Vision Corporation	$(4,424)	$(1,324)

Net loss per share attributable to TLC Vision Corporation:
Basic	$(0.09)	$(0.03)

Diluted	$(0.09)	$(0.03)

Weighted average number of common shares outstanding:
Basic	50,565	50,518
Diluted	50,565	50,518
See notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$17,995	$14,623
Accounts receivable, net	18,117	16,824
Prepaid expenses, inventory and other	10,619	10,829

Total current assets	46,731	42,276

Restricted cash	—	1,033
Investments and other assets, net	2,570	2,875
Goodwill	26,755	26,755
Other intangible assets, net	7,107	7,680
Fixed assets, net	31,797	34,297

Total assets	$114,960	$114,916

LIABILITIES

Liabilities not subject to compromise
Current liabilities:
Accounts payable	$8,619	$8,636
Accrued liabilities	19,343	12,175
Current maturities of long-term debt	12,757	10,049

Total current liabilities	40,719	30,860
Other long-term liabilities	2,140	2,208
Long-term debt, less current maturities	4,366	4,800

Total liabilities not subject to compromise	47,225	37,868

Liabilities subject to compromise	129,454	134,444

Total liabilities	176,679	172,312

STOCKHOLDERS’ DEFICIT

Common stock, no par value; unlimited number authorized	340,663	340,059
Option and warrant equity	341	745
Accumulated deficit	(414,806)	(410,382)

Total TLC Vision Corporation stockholders’ deficit	(73,802)	(69,578)
Noncontrolling interest	12,083	12,182

Total stockholders’ deficit	(61,719)	(57,396)

Total liabilities and stockholders’ deficit	$114,960	$114,916

See notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(2,256)	$1,589
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	3,597	4,012
Earnings from equity investments	(67)	(350)
Gain on sales and disposals of fixed assets	(66)	(164)
Non-cash compensation expense	200	208
Amortization of deferred finance fees	1,032	104
Other	(88)	280
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(1,294)	(1,604)
Prepaid expenses, inventory and other current assets	(358)	777
Accounts payable and accrued liabilities	3,124	423

Cash provided by operating activities	3,824	5,275

INVESTING ACTIVITIES
Purchases of fixed assets	(449)	(417)
Proceeds from sales of fixed assets	89	189
Distributions and loan payments received from equity investments	614	657
Acquisitions and equity investments	(533)	(4,588)
Other	(120)	37

Cash used in investing activities	(399)	(4,122)

FINANCING ACTIVITIES
Decrease (increase) in restricted cash	1,033	(876)
Proceeds from debtor-in-possession financing	10,000	—
Proceeds from Credit Facility and other debt financing	400	17,971
Principal payments of debtor-in-possession financing	(7,500)	—
Principal payments of Credit Facility and other debt financing	(1,219)	(1,770)
Debtor-in-possession debt issuance costs	(500)	—
Deferred Credit Facility debt issuance costs	—	(78)
Distributions to noncontrolling interests	(2,267)	(2,381)
Proceeds from issuances of common stock	—	23

Cash (used in) provided by financing activities	(53)	12,889

Net increase in cash and cash equivalents during the period	3,372	14,042
Cash and cash equivalents, beginning of period	14,623	4,492

Cash and cash equivalents, end of period	$17,995	$18,534

See notes to unaudited interim consolidated financial statements.

TLC VISION CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
(tabular amounts in thousands, except per share amounts)
1. Business and Accounting Policies
Business Overview
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
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The unaudited interim consolidated financial statements included herein should be read in conjunction with the Annual Report on Form 10-K, including subsequent amendments, for the year ended December 31, 2009 filed by TLC Vision Corporation (Company or TLCVision) with the United States Securities and Exchange Commission (SEC). In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010.
Consolidation
     The consolidated financial statements as of December 31, 2009 and unaudited interim consolidated financial statements for the three months ended March 31, 2010 and 2009 include the accounts and transactions of the Company and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
Recently Adopted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance on consolidations which clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance also requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, and additional disclosures about a company’s involvement in variable interest entities and any associated changes in risk exposure. The guidance became effective January 1, 2010, at which time there was no impact to the Company’s results of operations, financial condition or cash flows. The Company will continue monitoring and assessing its business ventures in accordance with the guidance.
     In June 2009, the FASB issued accounting guidance that seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows;

and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance, which became effective January 1, 2010, did not affect the Company’s results of operations, financial condition or cash flows.
2. Bankruptcy Proceedings
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
     Although the filing of the Chapter 11 Petitions constituted an event of default under certain of the Company’s debt obligations, actions to enforce payment of obligations existing prior to the Petitions Date stayed as a result of the filing of the Chapter 11 Petitions and the Canadian Petition.
     The December 21, 2009 petitions were filed to implement a financial restructuring through a pre-arranged plan of reorganization. On January 6, 2010, the Debtor Entities filed a joint plan of reorganization (Plan of Reorganization) with the U.S. Court. The Plan of Reorganization provided for, among other things, a conversion of certain senior secured indebtedness to 100% of the new equity of TLC Vision (USA) Corporation, which would emerge as a privately held Company owned by certain pre-petition senior secured creditors.
     On February 3, 2010, the Debtor Entities filed the first amended joint plan of reorganization (First Amended Plan). The First Amended Plan was sponsored by affiliates of a fund managed by Charlesbank Capital Partners LLC (Charlesbank). In connection with the First Amended Plan, Charlesbank provided a written commitment to fund up to $134.4 million to or for the benefit of the Debtor Entities. Charlesbank’s written funding commitment was subject to the satisfaction of conditions set forth in a Chapter 11 plan sponsor agreement. The First Amended Plan provided for, among other things, the following: the payment in full of all amounts owed to the Company’s senior secured lenders; the acquisition by Charlesbank of substantially all of the assets of the Company, including 100% of the equity of TLC Vision (USA) Corporation and the Company’s six refractive centers in Canada; payments to employees and critical vendors in the ordinary course of business; and distributions to certain other secured and unsecured creditors. There was no assurance of any distribution to the stockholders of the Company under the First Amended Plan.
     On February 12, 2010, the Debtor Entities filed the second amended joint plan of reorganization (Second Amended Plan). The Second Amended Plan was sponsored by affiliates of Charlesbank and H.I.G. Capital, LLC (H.I.G.), which joined as an investor in the plan sponsor. In addition to the previously announced terms under the First Amended Plan, the Second Amended Plan also provided for consideration in the amount of up to $9.0 million in cash and a new promissory note of up to $3.0 million to be paid to the general unsecured creditors of the Debtor Entities.
     The Debtor Entities filed the third and fourth amended joint plans of reorganization on March 17, 2010 and March 24, 2010, respectively. The third and fourth amended joint plans of reorganization did not significantly alter the Second Amended Plan other than for the inclusion of an additional impaired class consisting of pending medical malpractice litigation claims.
     On May 5, 2010, the Debtor Entities filed the fifth amended joint plan of reorganization (Fifth Amended Plan). The Fifth Amended Plan did not significantly alter the fourth amended joint plan of reorganization, other than to change the treatment of certain classes of claims under the plan from impaired to unimpaired.

     In order to successfully exit Chapter 11, the U.S. Court must confirm a Chapter 11 plan, such as the Fifth Amended Plan, and the Canadian Court must recognize that such plan has been confirmed. A confirmed plan of reorganization may, among other things, resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provide for corporate governance subsequent to Chapter 11. Under the Fifth Amended Plan, the Company will cease operations, its assets will be sold or liquidated, and its business will be continued by TLC Vision (USA) Corporation and that entity’s affiliates.
     On May 6, 2010, the U.S. Court confirmed the Fifth Amended Plan. The Canadian Court recognized under the CCAA such confirmation on May 11, 2010. The Fifth Amended Plan will become effective upon satisfaction or waiver by the plan sponsor of all outstanding closing conditions. The Company expects that the Fifth Amended Plan will become effective on or before May 20, 2010. After such date, it is expected that any assets of the Company not sold to Charlesbank and H.I.G. will be liquidated under the CCAA in a Canadian proceeding and that net proceeds of such liquidation, if any, will be distributed first to the Company’s creditors and second, after all creditors are paid in full, to the Company’s stockholders.
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
Debtor-in-Possession (DIP) Financing
     In connection with filing the Chapter 11 Petitions and the Canadian Petition, on December 21, 2009, the Debtor Entities filed a motion with the US Court seeking authority to enter into a post-petition credit agreement. On December 22, 2009, the U.S. Court issued an interim order approving the Company’s motion to obtain a senior secured super priority debtor-in-possession credit agreement (Senior DIP Credit Agreement). On December 23, 2009, the Canadian Court granted a recognition order relating to the orders received by the Company from the U.S. Court. The Senior DIP Credit Agreement, dated December 23, 2009, was among the Debtors, various lenders and Cantor Fitzgerald Securities as collateral and administrative agent.
     The Senior DIP Credit Agreement provided for financing of a senior secured super priority term loan facility in a principal amount up to $15.0 million. On December 24, 2009, the Debtor Entities borrowed $7.5 million under the Senior DIP Credit Agreement. For additional information regarding the terms of the Senior DIP Credit Agreement refer to Note 7, Debt.
     In connection with the First Amended Plan, the Company filed motions seeking approval from the U.S. Court of a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement, approved by the U.S. Court via an interim order on February 12, 2010, which was recognized by the Canadian Court on February 18, 2010, is dated February 3, 2010 and is among the Debtors, various lenders and Charlesbank Equity Fund VII, Limited Partnership, as collateral and administrative agent. The U.S. Court entered a final order on March 9, 2010 approving the Junior DIP Credit Agreement. That order was recognized by the Canadian Court on March 16, 2010.
     The Junior DIP Credit Agreement provides for financing of a junior secured super priority term loan facility in a principal amount of up to $25.0 million. On February 25, 2010, the Debtor Entities borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay in full the outstanding principal balance of $7.5 million under the Senior DIP Credit Agreement. For additional information regarding the terms of the Junior DIP Credit Agreement refer to Note 7, Debt.

Reorganization Process
     The Company is operating its business as a debtor-in-possession under the Bankruptcy Courts’ protection from creditors and claimants. The Bankruptcy Courts have approved payment of certain pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and Canadian Petition. The Company has retained legal and financial professionals to advise on the bankruptcy proceedings. From time to time, the Company may seek the U.S. Court’s approval for the retention of additional professionals.
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
     The Company has reviewed and, with one exception, determined which of its executory contracts and unexpired leases it will reject pursuant to the Fifth Amended Plan under Section 365 of the Bankruptcy Code. The Company expects that the assumption of executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with certainty.
     March 22, 2010 was the general bar date for potential creditors of the Company to file prepetition claims in the U.S. Court. The general bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after the bar date may not be eligible for consideration of recovery as part of the Company’s bankruptcy case. Creditors were notified of the bar date and the requirement to file a proof of claim with the U.S. Court. Differences between liability amounts estimated by the Company and claims filed by creditors were investigated and, if necessary, the U.S. Court will make a final determination of any claim filed in the U.S. Court. The ultimate amount of such liabilities is not determinable at this time. All claims allowed in the bankruptcy cases will be treated in accordance with the Fifth Amended Plan, if that plan becomes effective.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. A plan of reorganization could result in holders of our liabilities and/or securities, including our common shares, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common shares, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time there is no assurance the Company will be able to restructure as a going concern or successfully implement a plan of reorganization. Under the Fifth Amended Plan, the Company will cease doing business and will sell or liquidate all of its assets.
     On March 1, 2010, certain equity holders filed a motion with the Bankruptcy Courts for the appointment of an equity committee. On March 23, 2010, the U.S. Court entered an order denying this motion. On March 24, 2010 the Debtor Entities filed a Fourth Amended Disclosure Statement, describing and attaching the Fourth Amended Joint Plan of Reorganization, which disclosure statement the U.S. Court approved for solicitation purposes. The Debtor Entities solicited acceptances to the Fourth Amended Joint Plan of Reorganization in accordance with its terms and in accordance with the Bankruptcy Code. On May 5, 2010, the Debtor Entities filed the fifth amended joint plan of reorganization (Fifth Amended Plan). The Fifth Amended Plan did not significantly alter the fourth amended joint plan of reorganization, other than to change the treatment of certain classes of claims under the plan from impaired to unimpaired. Also on May 5, 2010, a hearing was held to confirm the Fifth Amended Plan and on May 6, 2010 the U.S. Court entered an order confirming it.
Going Concern Matters
     The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although the Chapter 11 bankruptcy filings raise substantial doubt about the Company’s ability to continue as a going concern. Under the confirmed Fifth Amended Plan, the Company will cease operations and sell or liquidate all of its assets. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
Financial Reporting Considerations
     For periods subsequent to the Chapter 11 bankruptcy filings, the Company will apply Accounting Standards Codification (ASC) 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net, on the accompanying consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet at March 31, 2010 and December 31, 2009, in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser amounts.
     The Debtors’ reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA for the three months ended March 31, 2010 consisted of the following:

THREE MONTHS ENDED
MARCH 31, 2010
Professional fees directly related to reorganization (a)	$7,443
Other	(24)

Reorganization items, net	7,419

(a)	Professional fees directly related to reorganization include post-petition fees associated with advisors to the Debtors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.
     Pre-petition restructuring charges incurred during the three months ended March 31, 2009 are included in other expense.

     Liabilities subject to compromise consist of the following:

	MARCH 31,	DECEMBER 31,
	2010	2009
Accounts payable	$6,106	$8,554
Accrued expenses	11,233	13,132
Secured debt	100,060	100,060
Unsecured debt	7,557	8,075
Capitalized Credit Facility debt issuance costs	(1,294)	(1,403)
Other long-term liabilities	3,901	4,135
Kremer option (see Note 3)	1,891	1,891

Liabilities subject to compromise	129,454	134,444
     Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. ASC 852 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser or greater amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, assumption or rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. As some uncertainty will continue to exist until the end of the claims rconciliation process, the Company has included its secured and unsecured debt in liabilities subject to compromise. At hearings held in January 2010, final approval was granted of many of the Debtor Entities “first day” motions covering, among other things, human capital obligations, supplier relations, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.
     Upon the filing of the Chapter 11 Petitions, certain of the Company’s debt obligations purported by their terms to become automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of other applicable bankruptcy law. As a result of the Chapter 11 Petitions and due to various debt obligations potentially being undersecured or unsecured, $106.3 million and $106.7 million of the Company’s pre-petition net debt is included in liabilities subject to compromise on the consolidated balance sheet at March 31, 2010 and December 31, 2009, respectively. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.
     On August 10, 2009, the Company entered into Amendment No. 2 (2nd Amendment) to the 2005 TruVision™ Agreement and Plan of Merger. The 2nd Amendment restructured the Company’s final $4.0 million purchase installment, which was due to the former TruVision™ owners during August 2009. The 2nd Amendment resulted in the final purchase installment being increased to an unsecured $5.4 million payable, inclusive of interest and penalties, which was to be made through quarterly payments of approximately $0.3 million beginning on August 10, 2009 and extending through April 5, 2014. The amount owed is not represented by a promissory note, is not secured and will not accrue interest on a going forward basis. As of March 31, 2010, liabilities subject to compromise includes $4.4 million, representing the balance owed, net of imputed interest, under the restructured TruVision™ Agreement and Plan of Merger. The remaining liability is subject to the Company’s bankruptcy proceedings.
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

Condensed Combined Financial Information of Debtors
     The following unaudited condensed combined financial information is presented for the Debtors (in thousands):

	MARCH 31,	DECEMBER 31,
	2010	2009
Balance Sheet Information :
Cash and cash equivalents	$9,452	$7,851
Accounts receivable, net	415	601
Prepaid expenses, inventory and other short-term assets	1,265	2,162
Restricted cash	—	1,033
Investments and other long-term assets, net	41	61
Fixed assets, net	2,268	2,506

Total assets	$13,441	$14,214

Current liabilities	$20,930	$13,858
Long-term liabilities	246	302

Liabilities not subject to compromise	21,176	14,160
Liabilities subject to compromise	129,454	134,444

Total liabilities	150,630	148,604

Stockholders’ deficit	(137,189)	(134,390)

Total liabilities and stockholders’ deficit	$13,441	$14,214

Statement of Operations Information (Three months ended March 31, 2010)
Net sales	$2,129
Gross profit	825
Operating loss	(12,689)
Reorganization items, net	(7,419)
Net loss attributable to TLC Vision Corporation	(14,247)

Statement of Cash Flows Information (Three months ended March 31, 2010)
Cash used in operating activities	$(12,917)
Cash provided by investing activities	164
Cash provided by financing activities	14,353
     The unaudited condensed combined financial information of the Debtor Entities does not separately disclose intercompany and investment balances as those balances represent components of the Debtor Entities’ equity in the non-debtor entities, and have therefore been included within Stockholders’ deficit. The financial statements include the assets, liabilities, revenues and expenses that are directly and contractually related to the Debtor Entities. However, certain liabilities at the Debtor Entities relate to assets and operations that contractually relate to non-debtor entities, and thus such assets and related operations are not included in the condensed unaudited combined financial information above.
Stock Market Compliance
     The Company’s common shares were delisted from the NASDAQ and the Toronto Stock Exchange effective January 18, 2010 and January 21, 2010, respectively. The Company’s common shares currently trade on the Over-The-Counter Bulletin Board under the ticker symbol “TLCVQ”.

3. Acquisitions and Investments
     The Company’s strategy includes periodic acquisitions of, or investments in, entities that operate within its chosen markets. During the three months ended March 31, 2010 and 2009, the Company made investments of $0.5 million and $4.6 million, respectively, to invest in various entities, none of which was individually material. Included in acquisition and equity investments are cash payments during 2009 of approximately $4.0 million related to the Company’s 2005 TruVision™ acquisition, which were included in the initial purchase price allocation.
     During 2005, the Company acquired a substantial portion of the assets of Kremer Laser Eye (Kremer). As of March 31, 2010, Kremer operates three refractive centers, which the Company has an approximate 84% ownership interest, and one ambulatory surgery center, which the Company has a 70% ownership interest. As part of a transfer rights agreement entered on the acquisition date between the Company and the minority holders of Kremer, the minority holders retain options that could require the Company to purchase the remaining noncontrolling interest. The first option was exercisable during July 2009 with all remaining options being exercisable during July 2010 and 2012.
     During July 2009, the Company received formal notification from the minority holders of Kremer of their intent to exercise the first option. The option, if exercised, would transfer a portion of the remaining noncontrolling interest of Kremer to TLCVision in exchange for approximately $1.9 million. Failure to make such payment would cause all remaining options to become immediately exercisable on an accelerated basis.
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
     Effective October 13, 2009, the forbearance period expired allowing the minority holders of Kremer the right to exercise all options under the amended transfer rights agreement. As of May 17, 2010, such right has not been exercised and is subject to the Company’s bankruptcy proceedings. The $1.9 million has been classified as a liability subject to compromise as of March 31, 2010.
4. Restricted Cash
     During the three months ended March 31, 2010, the Company paid $1.0 million to settle outstanding bank letters of credit for leases. As of March 31, 2010, none of the Company’s cash balance was considered restricted.
5. Accrued Liabilities
     Accrued liabilities include $4.0 million and $3.4 million of accrued wages and related expenses as of March 31, 2010, and December 31, 2009, respectively.
6. Deferred Revenues
     The Company offers an extended lifetime warranty, i.e. the TLC Lifetime Commitment, at a separately priced fee to customers selecting a certain lower base priced surgical procedure. Revenues generated under this program are initially deferred and recognized over a period of five years based on management’s future estimates of retreatment volume, which are based on historical warranty claim activity. The Company’s deferred revenue balance was $0.7 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively.

7. Debt
     The Company’s debt consists of:

	MARCH 31,	DECEMBER 31,
	2010	2009
Secured Debt
Senior debtor-in-possession financing, weighted average interest rate of 13.0% at December 31, 2009	$—	$7,500
Junior debtor-in-possession financing, weighted average interest rate of 13.0% at March 31, 2010	10,000	—
Senior term loan; weighted average interest rate of 9.25% at March 31, 2010 and December 31, 2009	76,660	76,660
Revolving credit facility, weighted average interest rate of 9.25% and 8.24% at March 31, 2010 and December 31, 2009, respectively	23,400	23,400

	110,060	107,560

Unsecured Debt
Capital lease obligations, payable through 2013, interest at various rates	9,996	11,003
Sale-leaseback debt — interest imputed at 6.25%, due through October 2016	1,322	1,284
Other	3,362	3,137

	14,680	15,424

Less: Capitalized Credit Facility debt issuance costs	1,294	1,403

Total debt	123,446	121,581
Less liabilities subject to compromise	106,323	106,732
Less current portion	12,757	10,049

Total long-term debt	$4,366	$4,800

Senior Debtor-in-Possession Financing
     In connection with filing the Chapter 11 Petitions and the Canadian Petition, on December 21, 2009, the Debtor Entities filed a motion with the U.S. Court seeking authority to enter into a post-petition credit agreement. On December 22, 2009, the U.S. Court issued an interim order authorizing the motion to obtain a senior secured super priority debtor-in-possession credit agreement (Senior DIP Credit Agreement). On December 23, 2009, the Canadian Court granted a recognition order relating to the orders received by the Company from the U.S. Court. The Senior DIP Credit Agreement, dated December 23, 2009, was among the Debtors, various lenders and Cantor Fitzgerald Securities, as collateral and administrative agent.
     The Senior DIP Credit Agreement provided for financing of a senior secured super priority term loan facility in a principal amount up to $15.0 million among the Company and various prepetition lenders of the Company’s Credit Facility. The Company could withdraw a maximum of two term loan advances and only if the amount of the Company’s controlled cash, as defined in the Senior DIP Credit Agreement, was less than $3.0 million.
     Borrowings under the term loans accrued interest at a rate per annum equal to the sum of the London Interbank Offered Rate (LIBOR) plus 10.0% per annum, payable in cash in arrears on the last day of any interest period and the date any term loan is paid in full. In the event of default, as defined under the Senior DIP Credit Agreement, the principal amount of all term loans and all other due and unpaid obligations bear interest at an additional default rate of 2.00%.
     Prepayments were permitted provided that each partial prepayment was in an aggregate principal amount of $0.5 million or integral multiples thereof. Upon payment in full of the Senior DIP Credit Agreement, an exit fee equal to 2.00% of the aggregate principal amount outstanding under the Senior DIP Credit Agreement was due to the lenders.
     During the three months ended March 31, 2010, the Debtor Entities entered into a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement) described in further detail below. On February 25, 2010, the Debtor Entities borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay in full the outstanding principal balance of $7.5 million under the Senior DIP Credit Agreement. The payment resulted in the termination of the Senior DIP Credit Agreement and triggered the exit fee of $0.2 million paid on February 25, 2010. During the three months ended March 31, 2010, the Company amortized $0.7 million in deferred Senior DIP debt issuance costs resulting in no unamortized Senior DIP debt issuance costs remaining as of March 31, 2010.
Junior Debtor-in-Possession Financing
     In connection with the First Amended Plan, as further described in Note 2, Bankruptcy Proceedings, the Debtor Entities filed a motion with the U.S. Court seeking authority to enter into a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement, authorized by the U.S. Court via an interim order on February 12, 2010 and the Canadian Court on February 18, 2010, is dated February 3, 2010 and is among the Debtors, various lenders and Charlesbank Equity Fund VII, Limited Partnership, as collateral and administrative agent.
     The Junior DIP Credit Agreement provides for financing of a junior secured super priority term loan facility in a principal amount up to $25.0 million. On February 25, 2010, the Debtor Entities borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay down the previously existing $7.5 million outstanding principal balance under the Senior DIP Credit Agreement. The Company capitalized $0.5 million in Junior DIP debt issuance costs in conjunction with the February 25, 2010 borrowing.
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
Credit Facility
     The Company obtained a $110.0 million credit facility (Credit Facility) during June 2007, which is secured by substantially all of the assets of the Company and consisting of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of March 31, 2010 and December 31, 2009, $76.7 million was outstanding on this portion of the facility and is classified as liabilities subject to compromise as the liability is undersecured.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of March 31, 2010 and December 31, 2009, the Company had $23.4 million outstanding under this portion of the facility which is classified as liabilities subject to compromise as the liability is undersecured.

     Upon the filing of the Chapter 11 Petitions, certain of the Company’s Credit Facility obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Chapter 11 Petitions and due to the Credit Facility obligations being undersecured by the net assets of the Company, $100.1 million of the Company’s pre-petition Credit Facility debt is included in liabilities subject to compromise on the consolidated balance sheet at March 31, 2010 and December 31, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.
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
     As of March 31, 2010, the borrowing rate was 3.25% for prime rate borrowings, plus an applicable margin of 4.00% and default interest of 2.00%. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008 and through March 31, 2010, the Company was unable to satisfy various financial covenants. As a result, the Company received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the year ended December 31, 2009. All waivers, consents and amendments to the Credit Agreement are filed with the SEC. The filing of the bankruptcy petitions also constituted an event of default under the Credit Facility. As of March 31, 2010, the Company was operating without a waiver of default resulting in all obligations under the Credit Facility being automatically and immediately due and payable, subject to the automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.
     Immediately prior to the time of filing the Chapter 11 Petitions, the Company had failed to make various mandatory contractual payments under its Credit Facility, as amended. Such payments included interest on the term and revolving credit advances of $5.0 million, principal payments on term advances of $0.4 million and $1.4 million of other mandatory payments.
     As of March 31, 2010 and December 31, 2009 capitalized debt costs of $1.3 million and $1.4 million, respectively, associated with the Company’s pre-petition Credit Facility were included in liabilities subject to compromise to adjust the carrying amount of the outstanding obligation in accordance with ASC 852.
8. Interest Rate Swap Agreements
     The Company does not enter into financial instruments for trading or speculative purposes. As required under the Company’s Credit Facility, during August and December 2007 the Company entered into interest rate swap agreements to eliminate the variability of cash required for interest payments for a majority of the total variable rate debt.
     Effective July 9, 2009, Citibank and the Company agreed to the early termination of the interest rate swap agreements entered August and December 2007. In consideration for Citibank’s agreement to terminate the interest rate swaps, the Company agreed that the amount due to Citibank as of July 9, 2009 (Settlement Date) was $1.6 million (Settlement Amount). The Company further agreed that interest on the Settlement Amount will accrue at a default rate from and including the Settlement Date until such date that the Settlement Amount is paid in full. As of March 31, 2010, the Company had not paid the $1.6 million Settlement Amount; as such the amount is included in liabilities subject to compromise in the consolidated balance sheet.

9. Stock-Based Compensation
     Total stock-based compensation was $0.2 million for each of the three months ended March 31, 2010 and 2009, and was related to the TLCVision Stock Option Plan.
     As of March 31, 2010, the total unrecognized compensation expense related to TLCVision non-vested awards was approximately $1.0 million. The unrecognized compensation expense will be recognized over the remaining vesting periods, the last of which expires during December 2012 for certain options. The Company granted no options during each of the three months ended March 31, 2010 and 2009.
10. Other (Income) Expense, Net
     Other (income) expense, net includes the following operating items:

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Other (income) expense:
Gain on sales and disposals of fixed assets	$(66)	$(164)
Center restructuring and closing costs	—	280
Employee severance expense	—	259
Financial and legal advisor costs	—	2,147
Miscellaneous income	(78)	(4)

	$(144)	$2,518

11. Restructuring of Operations
     Beginning in early 2009 and continuing through March 2010, the Company accelerated its cost savings initiatives that focused on employee reductions, closures of refractive centers and the reduction in refractive access routes. The restructuring efforts resulted in the closure of three majority-owned refractive centers and an approximate 15% reduction of the Company’s workforce through involuntary employee separations. In addition to the cost savings initiatives, the restructuring efforts also included financial and legal advisor fees.
     As a result, the Company incurred pre-petition restructuring charges included in other expenses totaling $2.7 million for the three months ended March 31, 2009, which primarily included $2.1 million of financial and legal advisor costs, $0.3 million for employee severance and benefits and $0.3 million of center closing costs.
     Significant activities that occurred after December 21, 2009, were approved by the U.S. or Canadian Court when required under the Bankruptcy Code or the CCAA, respectively, as part of the Company’s reorganization efforts. Charges incurred after December 21, 2009 and specifically associated with the bankruptcy proceedings are recorded as reorganization items, net, on the consolidated statement of operations. For additional information see Note 2, Bankruptcy Proceedings.
     As of March 31, 2010, restructuring reserves of $0.1 million of center restructuring costs were included in accrued liabilities and $0.9 million of employee severance and benefits were included in liabilities subject to compromise in the consolidated balance sheet. As of December 31, 2009, restructuring reserves of $0.2 million of center restructuring costs were included in accrued liabilities and $1.2 million of employee severance and benefits were included in liabilities subject to compromise in the consolidated balance sheet.

     The following table sets forth activity that was recorded through the Company’s accrued restructuring accounts during the three months ended March 31, 2010:

	EMPLOYEE	CENTER
	SEVERANCE	RESTRUCTURING
	& BENEFITS	COSTS	TOTAL
Restructuring reserve balance as of December 31, 2009	$1,214	$210	$1,424
Reorganization items, net	—	(24)	(24)
Non-cash write-downs	(5)	—	(5)
Cash payments	(275)	(38)	(313)

Restructuring reserve balance as of March 31, 2010	$934	$148	$1,082
     As of March 31, 2010, the Company currently estimates that its restructuring efforts will likely continue into the quarter ending June 30, 2010. Such estimate may change and is dependent on the outcome of various cost reduction efforts and the outcome of the Company’s bankruptcy proceedings.
12. Income Taxes
     The Company’s tax provision for interim periods is determined using an estimate of its annual tax expense based on the forecasted taxable income for the full year. The Company believes there is the potential for volatility in its 2010 effective tax rate due to several factors, primarily from the impact of any changes to the forecasted earnings and the outcome of the Company’s pending bankruptcy proceedings.
     As of March 31, 2010, the Company continues to believe that there is insufficient evidence to recognize certain deferred tax assets. Accordingly, the Company continues to carry a full valuation allowance to offset its deferred tax assets. The determination of the appropriate amount of deferred tax asset to recognize is regularly evaluated and is primarily based on expected taxable income in future years, trends of historical taxable income, and other relevant factors.
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
13. Stockholders’ (Deficit) Equity
     The following table reflects the changes in stockholders’ (deficit) equity attributable to both TLC Vision Corporation and the noncontrolling interests of the subsidiaries in which the Company has a majority, but not total, ownership interest.

		ATTRIBUTABLE
	ATTRIBUTABLE	TO
	TO TLC VISION	NONCONTROLLING
	CORPORATION	INTEREST	TOTAL
Stockholders’ (deficit) equity at December 31, 2009	$(69,578)	$12,182	$(57,396)
Stock based compensation	200		200
Distributions to noncontrolling interest		(2,267)	(2,267)
Net (loss) income	(4,424)	2,168	(2,256)

Stockholders’ (deficit) equity at March 31, 2010	$(73,802)	$12,083	$(61,719)
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
     Corporate depreciation and amortization of $0.2 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively, is included in corporate operating expenses. For purposes of the depreciation and amortization disclosures shown below, these amounts are included in the refractive centers reporting segment.

     The Company’s reportable segments are as follows:

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED MARCH 31, 2010	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$33,012	$7,047	$9,160	$5,532	$6,641	$61,392
Cost of revenues (excluding amortization)	22,272	5,071	6,762	3,960	3,366	41,431

Gross profit	10,740	1,976	2,398	1,572	3,275	19,961

Segment expenses:
Marketing and sales	2,366	28	982	47	774	4,197
G&A, amortization and other	896	16	816	246	9	1,983
(Earnings) loss from equity investments	55	—	—	(122)	—	(67)

Segment profit	$7,423	$1,932	$600	$1,401	$2,492	$13,848
Noncontrolling interest	405	9	—	575	1,179	2,168

Segment profit attributable to TLC Vision Corp.	$7,018	$1,923	$600	$826	$1,313	$11,680

Corporate operating expenses						(3,994)
Reorganization items, net						(7,419)
Interest expense, net						(4,391)
Income tax expense						(300)

Net loss attributable to TLC Vision Corporation						(4,424)

Depreciation and amortization	$2,030	$530	$695	$322	$20	$3,597

		DOCTOR SERVICES			EYE CARE
THREE MONTHS ENDED MARCH 31, 2009	REFRACTIVE	REFRACTIVE	MOBILE		OPTOMETRIC
(IN THOUSANDS)	CENTERS	ACCESS	CATARACT	OTHER	FRANCHISING	TOTAL
Revenues	$36,000	$7,481	$9,576	$6,499	$9,866	$69,422
Cost of revenues (excluding amortization)	26,035	6,302	7,301	4,731	4,772	49,141

Gross profit	9,965	1,179	2,275	1,768	5,094	20,281

Segment expenses:
Marketing and sales	4,035	23	1,645	129	996	6,828
G&A, amortization and other	1,875	15	1,000	366	6	3,262
Loss (earnings) from equity investments	(147)	—	—	(203)	—	(350)

Segment profit	$4,202	$1,141	$(370)	$1,476	$4,092	$10,541
Noncontrolling interest	362	12	—	581	1,958	2,913

Segment profit attributable to TLC Vision Corp.	$3,840	$1,129	$(370)	$895	$2,134	$7,628

Corporate operating expenses						(5,775)
Interest expense, net						(2,967)
Income tax expense						(210)

Net loss attributable to TLC Vision Corporation						(1,324)

Depreciation and amortization	$2,427	$527	$717	$329	$12	$4,012
15. Supplemental Cash Flow Information
     Non-cash transactions:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Capital lease obligations relating to equipment purchases	$75	$1,436
Other comprehensive income on hedge	—	(208)
Option and warrant reduction	404	—

     Cash paid for the following:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Interest	$3,967	$3,052
Income taxes	362	304
16. Fair Value Measurements
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
     Cash and cash equivalents of $18.0 million at March 31, 2010 are primarily comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on unadjusted quoted prices in active markets for identical assets (Level 1).
     As of March 31, 2010, the carrying value and approximate fair value of the Company’s pre-petition Credit Facility advances and debtor-in-possession borrowings were $110.1 million and $109.5 million, respectively. The fair value was estimated by discounting the amount of estimated future cash flows associated with the respective debt instruments using the Company’s current incremental rate of borrowing for similar debt instruments (Level 3). The calculation of fair value assumes no acceleration of payments that may be required under default provisions included in the Company’s Credit Facility.
17. Subsequent Events
     On May 5, 2010, the Debtor Entities filed the Fifth Amended Plan. The Fifth Amended Plan did not significantly alter the fourth amended joint plan of reorganization other than to change the treatment of certain classes of claims under the plan from impaired to unimpaired.
     On May 6, 2010, the U.S. Court confirmed the Fifth Amended Plan. The Canadian Court recognized under the CCAA such confirmation on May 11, 2010. The Fifth Amended Plan will become effective upon satisfaction or waiver by the plan sponsor of outstanding closing conditions. The Company expects that the Plan of Reorganization, as amended, will become effective on or before May 20, 2010. After such date, it is expected that any assets of the Company not sold to Charlesbank and H.I.G. will be liquidated under the CCAA in a Canadian proceeding and that net proceeds of such liquidation, if any, will be distributed first to the Company’s creditors and second, after all creditors are paid in full, to the Company’s stockholders. Refer to Note 2, Bankruptcy Proceedings, for additional information.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (together with all amendments, exhibits and schedules hereto, referred to as the “Form 10-Q”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “believes,” “could,” “might,” “anticipate,” “estimate,” “plans,” “intends” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Unless the context indicates or requires otherwise, references in this Form 10-Q to the “Company” or “TLCVision” shall mean TLC Vision Corporation and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars. References to the “Commission” shall mean the U.S. Securities and Exchange Commission.
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
     The Company serves surgeons who performed approximately 51,000 and 56,000 procedures, including refractive and cataract procedures, at the Company’s centers or using the Company’s equipment during each of the three months ended March 31, 2010 and 2009, respectively. Being an elective procedure, laser vision correction volumes fluctuate due to changes in economic conditions, unemployment rates, consumer confidence and political uncertainty. Demand for laser vision correction also is affected by perceived safety and effectiveness concerns given the lack of long-term follow-up data.
Recent Developments
Confirmation of Amended Plan of Reorganization
     On May 6, 2010, the U.S. Court confirmed the Fifth Amended Plan. The Canadian Court recognized under the CCAA such confirmation on May 11, 2010. The Fifth Amended Plan will become effective upon satisfaction or waiver by the plan sponsor of outstanding closing conditions. The Company expects that the Plan of Reorganization, as amended, will become effective on or before May 20, 2010. After such date, it is expected that any assets of the Company not sold to Charlesbank and H.I.G. will be liquidated under the CCAA in a Canadian proceeding and that net proceeds of such liquidation, if any, will be distributed first to the Company’s creditors and second, after all creditors are paid in full, to the Company’s stockholders. Refer to Note 2, Bankruptcy Proceedings, for additional information.
Junior Debtor-in-Possession Financing
     In connection with the First Amended Plan, as further described in Note 2, Bankruptcy Proceedings, the Debtor Entities filed a motion seeking authority from the Bankruptcy Courts for a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement, approved by the U.S. Court via an interim order on February 12, 2010 and the Canadian Court on February 18, 2010, is dated

February 3, 2010 and is among the Debtors, various lenders and Charlesbank Equity Fund VII, Limited Partnership, as collateral and administrative agent. The U.S. Court entered a Final order on March 9, 2010 approving the Junior DIP Credit Agreement. That order was recognized by the Canadian Court on March 16, 2010.
     The Junior DIP Credit Agreement provides for financing of a junior secured super priority term loan facility in a principal amount up to $25.0 million. On February 25, 2010, the Company borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay down the previously existing $7.5 million outstanding principal balance under the Senior DIP Credit Agreement. Refer to Note 7, Debt, for additional information.
Results of Operations
     The following table sets forth certain center and procedure operating data for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
OPERATING DATA (unaudited)
Number of majority-owned eye care centers at end of period	62	65
Number of minority-owned eye care centers at end of period	8	8

Number of TLCVision branded eye care centers at end of period	70	73

Number of laser vision correction procedures:
Majority-owned centers	19,300	21,400
Minority-owned centers	4,100	4,200

Total TLCVision branded center procedures	23,400	25,600
Total access procedures	10,600	11,000

Total laser vision correction procedures	34,000	36,600
Total other surgical procedures (including cataract)	17,100	19,400

Total laser vision correction and other surgical procedures	51,100	56,000

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Total revenues for the three months ended March 31, 2010 were $61.4 million, a decrease of $8.0 million (12%) from revenues of $69.4 million for the three months ended March 31, 2009. The decrease in revenue was primarily attributable to the decline in refractive center procedures and the timing of the annual Vision Source® National Conference, as explained below.
     Revenues from refractive centers for the three months ended March 31, 2010 were $33.0 million, a decrease of $3.0 million (8%) from revenues of $36.0 million for the three months ended March 31, 2009. The decrease in revenues from centers resulted from lower center procedure volume, which accounted for a decrease in revenues of approximately $3.1 million. This decline was partially offset by an increase in average price per procedure, which accounted for an increase in revenues of approximately $0.1 million. For the three months ended March 31, 2010, majority-owned center procedures were approximately 19,300, a decrease of 2,100 from 21,400 procedures for the three months ended March 31, 2009. The procedure decline was attributable to the weakened U.S. economy, which has negatively impacted consumer discretionary spending, and lower direct-to-consumer marketing spend.
     Revenues from doctor services for the three months ended March 31, 2010 were $21.7 million, a decrease of $1.9 million (8%) from revenues of $23.6 million for the three months ended March 31, 2009. The revenue decrease from doctor services was due principally to procedure shortfalls in refractive access, the disposal of a majority-owned ambulatory surgical center and the discontinuance of the PHP Foresee product offering in cataract access.
•	Revenues from the refractive access services segment for the three months ended March 31, 2010 were $7.0 million, a decrease of $0.5 million (6%) from revenues of $7.5 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, excimer procedures declined by approximately 400 (4%) from the prior year period, on lower customer demand, and lower average sales price of 3%. The procedure decline accounted for a decrease in revenues of approximately $0.3 million and lower average sales price decreased revenues by approximately $0.2 million.
•	Revenues from the Company’s mobile cataract segment for the three months ended March 31, 2010 were $9.2 million, a decrease of $0.4 million (4%) from revenues of $9.6 million for the three months ended March 31, 2009. The decrease in mobile cataract revenues was due to the discontinuance of the PHP Foresee product offering during late 2009, which contributed revenues of $0.5 million during the three months ended March 31, 2009, partially offset by an increase in surgical procedure volume of 1% and a higher surgical average sales price of 1%.

•	Revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended March 31, 2010 were $5.5 million, a decrease of $1.0 million (15%) from revenues of $6.5 million for the three months ended March 31, 2009. The decrease was primarily driven by the sale of a majority-owned ambulatory surgical center in the second half of 2009, which contributed no revenue during the quarter ended March 31, 2010 compared to $1.2 million during the comparable prior year period.
     Revenues from eye care for the three months ended March 31, 2010 were $6.6 million, a decrease of $3.3 million (33%) from revenues of $9.9 million for the three months ended March 31, 2009. This decrease was primarily due to the timing of the Vision Source® National Conference, which is an annual optometric conference hosted by the Company’s Vision Source® subsidiary. The 2009 Vision Source® National Conference was hosted during the three months ended March 31, 2009, and contributed approximately $3.8 million in revenue, whereas the 2010 conference will not take place until the three month period ended June 30, 2010. As of March 31, 2010 the Company had 2,152 total franchisees, an increase of 10% compared to March 31, 2009.
     Total cost of revenues (excluding amortization expense for all segments) for the three months ended March 31, 2010 was $41.4 million, a decrease of $7.7 million (16%) from the cost of revenues of $49.1 million for the three months ended March 31, 2009.
     The cost of revenues from refractive centers for the three months ended March 31, 2010 was $22.3 million, a decrease of $3.7 million (14%) from cost of revenues of $26.0 million for the three months ended March 31, 2009. This decrease was attributable to a $1.1 million cost of revenue decline related to lower procedure volume, $1.4 million in fixed cost reductions and $1.2 million in decreased variable costs per procedure. Gross margin for centers was 32.5% during the three months ended March 31, 2010, up from prior year gross margin of 27.6% due to various cost savings initiatives.
     The cost of revenues from doctor services for the three months ended March 31, 2010 was $15.8 million, a decrease of $2.5 million (14%) from cost of revenues of $18.3 million for the three months ended March 31, 2009. Gross margin increased to 27.4% during the three months ended March 31, 2010 from 22.2% in the prior year period. The decrease in cost of revenues was due to the following:
•	The cost of revenues from the refractive access segment for the three months ended March 31, 2010 was $5.1 million, a decrease of $1.2 million (20%) from cost of revenues of $6.3 million for the three months ended March 31, 2009. This decrease was primarily attributable to $0.2 million of lower costs associated with decreased excimer procedures and lower cost of revenues of $1.0 million primarily associated with lower costs per procedure on fixed cost reductions.

•	The cost of revenues from the Company’s mobile cataract segment for the three months ended March 31, 2010 was $6.8 million, a decrease of $0.5 million (7%) from cost of revenues of $7.3 million for the three months ended March 31, 2009. This decrease was primarily due to lower PHP Foresee costs of $0.3 million on the late 2009 discontinuance of this product line.

•	The cost of revenues from the Company’s businesses that manage cataract and secondary care centers for the three months ended March 31, 2010 was $4.0 million, a decrease of $0.7 million (16%) from cost of revenues of $4.7 million for the three months ended March 31, 2009. The decrease was caused by the third quarter 2009 sale of a majority-owned ambulatory surgical center, which contributed no cost of revenue during the current quarter but $0.7 million during the three months ended March 31, 2009.
     The cost of revenues from eye care for the three months ended March 31, 2010 was $3.4 million, a decrease of $1.4 million (29%) from cost of revenues of $4.8 million for the three months ended March 31, 2009. This decrease was due to the timing of the annual Vision Source® National Conference, which took place during the three months ended March 31, 2009 and contributed $1.9 million of cost of revenues in the prior year period. The 2010 National Conference is not scheduled until the three month period ending June 30, 2010. Gross margins decreased to 49.3% during the three months ended March 31, 2010 from 51.6% in the prior year period due to the timing of the National Conference, which typically contributes a high gross margin.
     General and administrative expenses of $5.5 million for the three months ended March 31, 2010 decreased $0.4 million from $5.9 million for the three months ended March 31, 2009. The decrease was primarily related to lower fees, including professional fees, in corporate overhead and an unfavorable change of $0.2 million in foreign exchange expense.
     Marketing expenses decreased to $4.2 million for the three months ended March 31, 2010 from $6.8 million for the three months ended March 31, 2009. The $2.6 million (39%) decrease was due to a $1.7 million (41%) reduction in refractive center marketing spend in order to reduce costs during the economic downturn and a $0.8 million (41%) reduction in doctor services on lower advertising costs associated with the discontinuance of the PHP Foresee product offering during late 2009.
     Other operating income was $0.1 million for the three months ended March 31, 2010 compared to other operating expense of $2.5 million for the three months ended March 31, 2009. The $2.6 million favorable change was primarily related to $2.1 million of financial and legal advisor expenses and $0.3 million of severance expense incurred during the three months ended March 31, 2009, all of which was related to the Company’s restructuring efforts. Financial and legal advisor expenses related to the Company’s restructuring efforts during the three months ended March 31, 2010 are classified as reorganization items.
     Interest expense increased to $4.4 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009. This $1.3 million increase was primarily due to the write-off of capitalized senior DIP debt issuance costs during February 2009 and higher average borrowing rates.
     For the three months ended March 31, 2010, the Company recognized income tax expense of $0.3 million, which was determined using an estimate of the Company’s 2010 total annual tax expense based on the forecasted taxable income for the full year. For the three months ended March 31, 2009, the Company recognized income tax expense of $0.2 million.
     Net loss attributable to TLC Vision Corporation for the three months ended March 31, 2010 was ($4.4) million, or ($0.09) per basic and diluted share, compared to ($1.3) million, or ($0.03) per basic and diluted share, for the three months ended March 31, 2009.
Liquidity and Capital Resources
     Since the bankruptcy Petitions Date, as further described in Note 2, Bankruptcy Proceedings, our liquidity position has improved. At March 31, 2010, we had unrestricted cash and cash equivalents of $18.0 million compared to $14.6 million at December 31, 2009. The improvement in liquidity primarily resulted from $2.5 million of additional borrowings under the Junior DIP Credit Agreement, net of repayments under the Senior DIP Credit Agreement, and general savings on various cost reduction initiatives implemented during 2009, partially offset by restructuring and reorganization costs.

     The following table presents a summary of our cash flows for the three months ended March 31:

	2010	2009
Net cash provided by (used in):
Operating activities	$3,824	$5,275
Investing activities	(399)	(4,122)
Financing activities	(53)	12,889

Net increase in cash	$3,372	$14,042

Cash Provided By Operating Activities
     Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2010. The cash flows provided by operating activities during the three months ended March 31, 2010 were primarily comprised of the $2.3 million net loss plus non-cash items including depreciation and amortization of $3.6 million, amortization of deferred finance fees of $1.0 million and a $1.5 million change in working capital. Our 2010 cash flow from operating activities was favorably impacted by the stay of payment of liabilities subject to compromise, including accounts payable and interest payable, resulting from the bankruptcy filings.
Cash Used In Investing Activities
     Net cash used in investing activities was $0.4 million for the three months ended March 31, 2010. The cash used in investing activities included capital expenditures of $0.4 million and investments of $0.5 million. These cash outflows were partially offset by $0.6 million of distributions and loan payments received from equity investments.
Cash Used In Financing Activities
     Net cash used in financing activities was $0.1 million for the three months ended March 31, 2010. Net cash used in financing activities during this period was primarily related to principal payments of debtor-in-possession financing of $7.5 million, principal payments of other debt financing of $1.2 million, distributions to noncontrolling interests of $2.3 million and debtor-in-possession debt issuance costs of $0.5 million, partially offset by proceeds from debtor-in-possession and other debt financing of $10.4 million and a decrease of $1.0 million in restricted cash.
Debtor-in-Possession Financing
     In connection with the First Amended Plan, as further described in Note 2, Bankruptcy Proceedings, the Debtor Entities filed a motion seeking authority from the U.S. Court for a junior secured super priority debtor-in-possession credit agreement (Junior DIP Credit Agreement). The Junior DIP Credit Agreement, approved by the U.S. Court via an interim order on February 12, 2010 and the Canadian Court on February 18, 2010, is dated February 3, 2010 among the Debtors, various lenders and Charlesbank Equity Fund VII, Limited Partnership, as collateral and administrative agent.
     The Junior DIP Credit Agreement provides for financing of a junior secured super priority term loan facility in a principal amount up to $25.0 million. On February 25, 2010, the Debtor Entities borrowed $10.0 million under the Junior DIP Credit Agreement and used the funds, among other things, to pay down the previously existing $7.5 million outstanding principal balance under the Senior DIP Credit Agreement.
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
Credit Facility
     The Company obtained a $110.0 million credit facility (Credit Facility) during June 2007, which is secured by substantially all of the assets of the Company and consisting of both senior term debt and a revolver as follows:
•	Senior term debt, totaling $85.0 million, with a six-year term and required amortization payments of 1% per annum plus a percentage of excess cash flow (as defined in the agreement) and sales of assets or borrowings outside of the normal course of business. As of March 31, 2010 and December 31, 2009, $76.7 million was outstanding on this portion of the facility which is classified as liabilities subject to compromise as the liability is undersecured.

•	A revolving credit facility, totaling $25.0 million with a five-year term. As of March 31, 2010 and December 31, 2009, the Company had $23.4 million outstanding under this portion of the facility which is classified as liabilities subject to compromise as the liability is undersecured.
     Upon the filing of the Chapter 11 Petitions, certain of the Company’s Credit Facility obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Chapter 11 Petitions and due to the Credit Facility obligations being undersecured by the net assets of the Company, $100.1 million of the Company’s pre-petition Credit Facility debt is included in liabilities subject to compromise on the consolidated balance sheet at March 31, 2010 and December 31, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.
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
     As of March 31, 2010, the borrowing rate was 3.25% for prime rate borrowings, plus an applicable margin of 4.00% and default interest of 2.00%. In addition, the Company pays an annual commitment fee equal to 0.35% on the undrawn portion of the revolving credit facility.
     The Credit Facility also requires the Company to maintain various financial and non-financial covenants as defined in the Credit Agreement. As of December 31, 2008 and through March 31, 2010, the Company was unable to satisfy various financial covenants. As a result, the Company received from its lenders numerous waivers, consents and amendments to the Credit Agreement during the year ended December 31, 2009. All waivers, consents and amendments to the Credit Agreement are filed with the SEC. The filing of the bankruptcy petitions also constituted an event of default under the Credit Facility. As of March 31, 2010, the Company was operating without a waiver of default resulting in all obligations under the Credit Facility being automatically and immediately due and payable, subject to the automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

     Immediately prior to the time of filing the Chapter 11 Petitions, the Company had failed to make various mandatory contractual payments under its Credit Facility, as amended. Such payments included interest on the term and revolving credit advances of $5.0 million, principal payments on term advances of $0.4 million and $1.4 million of other mandatory payments.
     As of March 31, 2010 and December 31, 2009 capitalized debt costs of $1.3 million and $1.4 million, respectively, associated with the Company’s pre-petition Credit Facility were included in liabilities subject to compromise to adjust the carrying amount of the outstanding obligation in accordance with ASC 852.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     As of March 31, 2010 the Company had $123.4 million in debt, which is significantly exposed to variable interest rates. As of March 31, 2010, the Company did not have any interest rate hedging instruments to hedge the variable interest rate exposure.
Foreign Currency Risk
     The functional currency of the Company’s Canadian operations is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in Canadian dollars and remeasured into U.S. dollars at exchange rates prevailing at the consolidated balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for nonmonetary items. Revenues and expenses are remeasured into U.S. dollars at average exchange rates prevailing during the year with the exception of depreciation and amortization, which are translated at historical exchange rates. Exchange gains and losses are included in net loss/income. Included in other expense is a foreign exchange loss of $0.1 million and a foreign exchange gain of $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Charles Benjamin Dickerson recently filed a class action in the United States District Court for the District of South Carolina, against various subsidiaries and affiliates of the Company in connection with laser vision correction surgeries performed at TLC centers. The suit alleges violation of the Federal Racketeer Influenced and Corrupt Organizations Act and seeks, among other things, unspecified monetary damages and declaratory relief. While the ultimate result of the litigation cannot be predicted with certainty, the Company believes the suit is without merit and intends to vigorously defend the suit.
     There have been no other material changes in legal proceedings from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

2.1	Fifth Amended Joint Chapter 11 Plan of Reorganization dated as of May 5, 2010.

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	President and Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	President and Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.3	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLC VISION CORPORATION
By:	/s/ Warren S. Rustand
Warren S. Rustand
Chairman of the Board May 17, 2010

By:	/s/ James B. Tiffany
James B. Tiffany
President and Chief Operating Officer May 17, 2010

By:	/s/ William J. McManus
William J. McManus
Interim Chief Financial Officer May 17, 2010

EXHIBIT INDEX

No.	Description
2.1	Fifth Amended Joint Chapter 11 Plan of Reorganization dated as of May 5, 2010.

31.1	Chairman of the Board’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	President and Chief Operating Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Interim Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chairman of the Board’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	President and Chief Operating Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.3	Interim Chief Financial Officer’s Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350